Form 10-K
period 1993-12-31
WESTCORP /CA/
filed 1994-03-15
CIK 813461

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------

(MARK ONE)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934
                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                          OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM:

                        COMMISSION FILE NUMBER: 33-13646
                                    WESTCORP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                  CALIFORNIA                                    51-0308535
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
               23 PASTEUR ROAD
              IRVINE, CALIFORNIA                                  92718
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 727-1000

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
- --------------------------------------------------------------------------------------------
          Common Stock $1 par value                      New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports,) and (2) has been subject to such filing requirements for the last 90 days. Yes X No .
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1994:
                  COMMON STOCK, $1.00 PAR VALUE -- $77,535,084

     The number of shares outstanding of the issuer's classes of common stock as of March 1, 1994:

                  COMMON STOCK, $1.00 PAR VALUE -- 21,908,163

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the 1994 Annual Meeting of Shareholders to be held May 26, 1994 are incorporated by reference into Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1 -- BUSINESS

GENERAL

     Westcorp, a California corporation, is a financial services holding company which operates principally through its wholly-owned subsidiary, Western Financial Savings Bank, F.S.B. (the "Bank"). The Bank owns all of the outstanding capital stock of Westcorp Financial Services, Inc. ("Westcorp Financial"), Western Financial Auto Loans, Inc. ("WFAL"), Western Financial Auto Loans 2, Inc. ("WFAL2"), Western Reconveyance Company, Inc., ("Recon"), Westplan Insurance Agency, Inc. ("Westplan"), and Western Consumer Services, Inc. ("WCS"). Westplan owns all the outstanding stock of Westplan Investments ("WI"). WCS owns all the outstanding stock of Westhrift Life Insurance Company ("Westhrift"). Unless otherwise expressly indicated, a reference herein to Westcorp or the Bank shall also be deemed to include a reference to their respective subsidiaries.

     Westcorp was formed in 1974 as Western Thrift Financial Corporation, the holding company for Western Thrift & Loan Association ("Western Thrift"), a California-licensed thrift and loan association founded in 1972. In 1977, Western Thrift Financial Corporation acquired Amfac Thrift & Loan Association and caused it to be merged with Western Thrift. In March 1986 Western Thrift Financial Corporation changed its name to Westcorp. In May 1986, Westcorp completed its first public offering of 4.5 million shares of common stock. In April 1988, it reincorporated in Delaware as Westcorp, Inc. In September 1990, it reincorporated in California. During 1993, Westcorp completed a common stock offering of 4.3 million shares.

     In November 1982, Westcorp acquired Evergreen Savings and Loan Association ("Evergreen"), a California-licensed savings and loan association, which became a wholly-owned subsidiary of Westcorp. Evergreen's name was ultimately changed to Western Financial Savings Bank. In June 1992, Western Financial Savings Bank converted to a federal charter and added F.S.B. to its name.

     Westcorp's business consists primarily of attracting deposits from the public and using such deposits, together with borrowings and other funds, to purchase retail installment sales contracts secured by motor vehicles primarily from new and used car dealers and to originate and purchase loans secured by residential real estate. Westcorp operates 26 retail banking offices, 8 automobile dealer centers, 32 consumer finance offices specializing in motor vehicle finance and 13 mortgage banking offices located throughout California. Westcorp also has 7 consumer finance offices located in Oregon, Nevada and Arizona. Generally, the dealer centers and mortgage banking offices are located in or near the Bank's branch offices.

     Westcorp's lending activities are conducted primarily in the California marketplace. As of December 31, 1993, Westcorp's loan portfolio totalled approximately $1.6 billion of which approximately 14.8% consisted of outstanding retail installment sales contracts secured by motor vehicles and other consumer loans, and approximately 85.2% consisted of loans secured by real property used primarily for residential purposes. At December 31, 1993, Westcorp also serviced for the benefit of others $1.0 billion of consumer loans and $1.2 billion of real estate loans. Westcorp's revenues are derived principally from interest charged on its loan portfolio, servicing income, and, to a lesser extent, loan fees, insurance revenues and income on other investments. Interest on deposits and borrowings and general and administrative costs are Westcorp's major expense items.

     The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). It is also a member of the Federal Home Loan Bank of San Francisco ("FHLB"), which is currently one of twelve regional banks for federally insured savings and loan associations and savings banks comprising the Federal Home Loan Bank System ("FHLB System"). The FHLB System is under the supervision of the Federal Housing Finance Board which was created by the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"). The Bank is further subject to certain regulations of the Board of Governors of the Federal Reserve System ("FRB") governing reserves required to be maintained against deposits and other matters. Westcorp Financial is further regulated by the California Department of Corporations, the Oregon Department of Insurance and Finance and the Arizona Corporation Commission.

LENDING ACTIVITIES

  General

     Westcorp's loan portfolio (including loans classified as available for sale) totalled $1.6 billion at December 31, 1993, representing 72% of Westcorp's assets at that date. The loan portfolio consists principally of loans secured by motor vehicles, loans secured by single family or multifamily dwellings ("residential loans") and residential construction loans. Westcorp's strategy is to focus on and expand its well-defined niches in the motor vehicle finance and single family residential real estate lending markets, the two main lines of business that Westcorp has successfully developed in the financial services industry.

     Westcorp has adopted various measures to protect its loan portfolio from interest rate fluctuations. Such measures include (i) emphasizing short term consumer loans, (ii) originating adjustable-rate mortgages ("ARMs") for residential properties, (iii) originating fixed rate and ARMS residential loans documented for sale in the secondary mortgage market, (iv) funding loans with advances of like maturities from the FHLB, and (v) pooling and selling motor vehicle loans through securitized public offerings.

     The types of loans which Westcorp may originate are limited by federal statutes and regulations promulgated by the OTS. Westcorp may originate or purchase whole loans or loan participations secured by real estate located throughout the United States. Notwithstanding this nationwide lending authority, over 99% of Westcorp's real estate loan portfolio is secured by real estate located in California. As a federally chartered savings institution, the Bank has authority to make various kinds of secured and unsecured consumer and commercial loans. It has not, however, expanded its lending activities to include credit card accounts or significant amounts of commercial loans and has no plans to do so in the foreseeable future.

     The following table sets forth selected data relating to the composition of Westcorp's loan portfolio by type of loan, including loans classified as available for sale, as of the dates indicated.

                                                                   DECEMBER 31,
                 ----------------------------------------------------------------------------------------------------------------
                         1993                   1992                   1991                   1990                   1989
                 --------------------   --------------------   --------------------   --------------------   --------------------

                   AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT
                 ----------   -------   ----------   -------   ----------   -------   ----------   -------   ----------   -------
Consumer loans:
  Motor vehicle
    loans......  $  251,751     16.2%   $  404,381     21.0%   $  387,667     18.4%   $  944,515     38.3%   $1,111,105     48.0%
  Deposit
    account
    loans......       2,787      0.2         5,302      0.3         5,927      0.3         7,351      0.3         5,899      0.2
  Other........       3,785      0.2         5,313      0.3        23,216      1.1        20,805      0.8        40,515      1.8
                 ----------   -------   ----------   -------   ----------   -------   ----------   -------   ----------   -------
                    258,323     16.6       414,996     21.6       416,810     19.8       972,671     39.4     1,157,519     50.0
  Less unearned
   discounts...      27,972      1.8        60,795      3.2        38,670      1.8       154,026      6.2       201,348      8.7
                 ----------   -------   ----------   -------   ----------   -------   ----------   -------   ----------   -------
    Total
      consumer
      loans....     230,351     14.8       354,201     18.4       378,140     18.0       818,645     33.2       956,171     41.3
Real estate
  loans:
  Loans on
    existing
    property...   1,260,670     81.0     1,466,319     76.2     1,592,843     75.7     1,518,626     61.6     1,248,691     53.9
  Home
    improvement
    loans......      49,333      3.2        66,356      3.4        88,961      4.2        83,866      3.4        87,297      3.8
  Construction
    loans......      31,684      2.0        54,648      2.8        76,793      3.6        75,830      3.1        60,724      2.6
                 ----------   -------   ----------   -------   ----------   -------   ----------   -------   ----------   -------
                  1,341,687     86.2     1,587,323     82.4     1,758,597     83.5     1,678,322     68.1     1,396,712     60.3
Less
  undisbursed
  loan
  proceeds.....      14,890      1.0        15,695      0.8        31,357      1.5        33,025      1.3        37,623      1.6
                 ----------   -------   ----------   -------   ----------   -------   ----------   -------   ----------   -------
    Total real
      estate
      loans....   1,326,797     85.2     1,571,628     81.6     1,727,240     82.0     1,645,297     66.8     1,359,089     58.7
                 ----------   -------   ----------   -------   ----------   -------   ----------   -------   ----------   -------
      Total
       loans...  $1,557,148    100.0%   $1,925,829    100.0%   $2,105,380    100.0%   $2,463,942    100.0%   $2,315,260    100.0%
                 ----------   -------   ----------   -------   ----------   -------   ----------   -------   ----------   -------
                 ----------   -------   ----------   -------   ----------   -------   ----------   -------   ----------   -------

  Motor Vehicle Loans

     The Bank and its predecessors and affiliates have underwritten and purchased motor vehicle loans from dealers and made direct motor vehicle loans (i.e., loans on applications submitted by consumers directly to offices of the Bank or Westcorp Financial) since 1973. Motor vehicle loans are currently underwritten through the Bank's motor vehicle dealer centers ("Dealer Centers") or through a Westcorp Financial branch office. Neither the Bank nor Westcorp Financial has minimum or maximum maturity requirements; however, motor vehicle loans of less than three years' maturity or more than six years are seldom purchased due to low customer demand. Each motor vehicle loan is fully amortizing and provides for level payments over the term of the loan with the portion of principal and interest of each level payment determined on the basis of the sum of the digits (also known as the Rule of 78s) or on the simple interest method.

     At December 31, 1993, approximately 39% of the aggregate outstanding principal amount of motor vehicle loans were advanced by the Bank to finance purchases of new vehicles and approximately 61% were advanced to finance purchases of used vehicles. At December 31, 1992, approximately 43% of the aggregate outstanding principal amount of motor vehicle loans were advanced to finance purchases of new vehicles and approximately 57%, were advanced to finance purchases of used vehicles.

     Loans originated by Westcorp Financial on average have a higher interest rate than those originated by the Bank since Westcorp Financial's underwriting criteria are not as strict as the Bank's. Therefore, Westcorp Financial's loans generally have a higher percentage of delinquencies. Accordingly, the Bank and Westcorp Financial generally service a different customer base.

     The Credit Officers at the Dealer Centers purchase motor vehicle loans through franchised new car dealers and selected used car dealers. The Westcorp Financial Branch Manager is responsible for purchasing motor vehicle loans through franchised new car dealers and from used car dealers. The marketing is accomplished by sales managers through personal calls to auto dealerships as well as referrals.

     Substantially all loans purchased by the Bank are reviewed by Bank employees to insure proper documentation and adherence to underwriting guidelines, and all loans purchased by Westcorp Financial are similarly reviewed by Westcorp Financial employees. Substantially all motor vehicle loans are nonrecourse to the originating dealer. In the case of new car loans, the Bank generally lends to the applicant an amount not to exceed the sum of the dealer's cost, taxes, license fees, service warranty cost and, if applicable, premium for credit life or credit disability insurance, and in some cases, miscellaneous costs. Additional advances over the sum of such costs may be made under certain circumstances based on the creditworthiness of the applicant. For used cars, the amount loaned does not exceed the wholesale "blue book" value for the car plus related expenses and any additional approved advances. For loans made or purchased by Westcorp Financial, dealers are offered a flexible program as to the amount of additional advances on both new and used vehicles, based on the creditworthiness of the applicant, at a higher rate of interest.

     The Bank regularly sells the motor vehicle loans originated by it and Westcorp Financial in the secondary market and retains the servicing thereon. At December 31, 1993 and 1992, $102 million and $180 million respectively of motor vehicle loans were classified as held for sale. See "Loan Sales and Securitizations".

  Real Estate Loans

     GENERAL

     Westcorp offers three categories of real estate loans on existing improved properties: fixed rate mortgage loans, ARMs with potential negative amortization and ARMs with no negative amortization. Westcorp currently offers fixed rate mortgage loans and ARMs on single family residential properties secured by a first lien with maturities of up to 30 years. Interest rates are adjusted monthly, quarterly, semiannually or annually, at a rate typically equal to 2.25 to 3.0 percentage points above the Cost of Funds Index ("COFI") published by the FHLB, Treasury, the Federal Cost of Funds Index, LIBOR or other generally recognized cost of funds indices, with certain rate caps designed to stimulate greater customer acceptance while maintaining the desired interest rate flexibility. Interest rates and loan fees are determined primarily by competitive conditions and profitability requirements. In 1993, Westcorp generally did not offer ARMs with initial rates below those which would prevail under the foregoing general terms to remain competitive with other lenders in its market area.

     The interest rates on ARMs may increase or decrease no more than 3.0% to 6.0% over the life of the loans. All ARMs are assumable by qualified buyers at the interest rate then in effect on the loan, but the maximum upward or downward interest rate adjustment over the life of the assumed loan may be changed from 3.0% to 6.0% greater or less than the interest rate at the time of assumption. On ARMs with no negative amortization, the maximum change in interest rate per period may be limited to 2 percentage points or less per annum on some loan programs. On ARMs with negative amortization, the amount of any interest due in excess of the monthly payment is capitalized by adding it to the principal balance of the loan, to be repaid through future monthly payments, resulting in negative amortization of principal. So that the loan amortizes fully over the remaining term to maturity, payments may be adjusted by more than 7.5% at the end of each five-year interval throughout the life of the loan or sooner, if the outstanding loan amount reaches a dollar figure specified in the contract (generally no greater than 125% of the original loan amount). As of December 31, 1993 and 1992, the total amount of negative amortization capitalized to principal totalled $0.2 million and $1.8 million, respectively, which represents less than 1% of the total real estate loan portfolio.

     At December 31, 1993, Westcorp's real estate loan portfolio, based on dollar value, consisted of 14.1% fixed rate loans, 30.8% ARMs with no negative amortization and 55.1% of ARMs with negative amortization. The total of all fixed rate loans and ARMs having a contractual maturity after 1994 is $152 million and $1.0 billion, respectively. Westcorp believes that its lending strategy of diversification in its loan portfolio among its three types of loans reduces the overall risk exposure to the institution. The following table sets forth information on the amount of fixed rate mortgage loans and ARMs, net of undisbursed loan proceeds, in Westcorp's portfolio at the dates indicated:

                                                                   DECEMBER 31,
                                                     -----------------------------------------
                                                            1993                   1992
                                                     ------------------     ------------------
                                                       AMOUNT       %         AMOUNT       %
                                                     ----------   -----     ----------   -----
                                                              (DOLLARS IN THOUSANDS)
    Fixed rate loans:
      Single family loans..........................  $  184,075    13.9%    $  205,416    13.1%
      Multifamily loans............................       2,181     0.2          2,411     0.2
    Adjustable rate loans:
      Negative amortizing loans....................     730,840    55.1        884,454    56.2
      No negative amortizing loans.................     409,701    30.8        479,347    30.5
                                                     ----------   -----     ----------   -----
                                                     $1,326,797   100.0%    $1,571,628   100.0%
                                                     ----------   -----     ----------   -----
                                                     ----------   -----     ----------   -----

     COMPOSITION OF REAL ESTATE PORTFOLIO

     Westcorp's primary real estate lending activity is the origination of mortgage loans to enable borrowers to purchase, refinance or improve residential property. Increasingly, loans originated are in turn sold to others through secondary market activities. Westcorp's total real estate loan portfolio (including those classified as held for sale) consisted of the following:

                                                                   DECEMBER 31,
                                                     -----------------------------------------
                                                            1993                   1992
                                                     ------------------     ------------------
                                                       AMOUNT       %         AMOUNT       %
                                                     ----------   -----     ----------   -----
                                                              (DOLLARS IN THOUSANDS)
    Single family residential loans:
      First trust deeds............................  $  673,322    50.7%    $  783,215    49.8%
      Second trust deeds...........................     152,160    11.5        242,731    15.5
                                                     ----------   -----     ----------   -----
                                                        825,482    62.2      1,025,946    65.3
    Multifamily residential loans..................     480,692    36.2        502,091    31.9
    Construction loans.............................      31,684     2.4         54,648     3.5
    Commercial loans...............................       3,828     0.3          4,638     0.3
                                                     ----------   -----     ----------   -----
                                                      1,341,686              1,587,323
    Less undisbursed loan proceeds.................      14,889     1.1         15,695     1.0
                                                     ----------   -----     ----------   -----
                                                     $1,326,797   100.0%    $1,571,628   100.0%
                                                     ----------   -----     ----------   -----
                                                     ----------   -----     ----------   -----

     Westcorp's portfolio of real estate loans classified as available for sale consists primarily of single family loans totalling $199 million at December 31, 1993 and $62.4 million at December 31, 1992.

     Single Family Residential Loans. Single family residential loans made by Westcorp are generally under $400,000 in original principal amount but Westcorp may consider making single family residential loans up to $650,000 in original principal amount. Westcorp's single family residential loans consist of 77.7% ARMs and 22.3% fixed rate loans at December 31, 1993. At December 31, 1993, of the total $825 million single family residential loan portfolio, $184 million were fixed rate loans with a weighted average interest rate of 7.8%. Westcorp sells most of the loans originated by it in the secondary market as whole loan transactions through FNMA, FHLMC and other private institutional purchasers, and generally retains the servicing thereon.

     Westcorp also offers 15 year and 30 year fixed rate conventional loans and loans insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Veterans Administration ("VA"), secured by first liens on single family residences. The general terms of these loans conform to the guidelines established by purchasers of loans in the secondary market.

     Generally, Westcorp will not advance more than 80.0% of the property's value unless the borrower has private mortgage insurance. On loans for the purchase of owner occupied single family residences, Westcorp may finance up to 95.0% of the market value based on the lesser of the purchase price or appraised value of the property with mandatory private mortgage insurance on loans with loan-to-value ratios that exceed 80.0% at origination insuring the unpaid balance that exceeds 75.0% of the property's value. The cost of this insurance is paid by the borrower during the term of the loan. Residential loans have typically been made for terms of up to 30 years and are amortized on a monthly basis with level payment of principal and interest due each month, subject to periodic adjustment in the case of ARMs. Westcorp regularly reviews its loan policy in light of market conditions and may change its policy in the future.

     As part of Westcorp's single family residential lending strategy, Westcorp originates both fixed and adjustable rate residential loans secured by second trust deeds. Westcorp offers a second trust deed loan of up to $300,000 with a term from 5 to 15 years at both fixed and adjustable interest rates. These loans amortize on a 15 or 30 year basis and, depending upon the repayment option selected by the borrower, may involve a "balloon" payment at the end of the term. When making such loans, Westcorp requires that it be given notice in the event of a default under the first trust deed to enable it to take appropriate steps to protect its interest.

     Westcorp offers a loan referred to as the "Western Revolver," which is a secured line of credit typically collateralized by a second trust deed on a single family residence and bearing an adjustable rate of interest based on a market index. At December 31, 1993 the Bank had committed to lend approximately $111 million of such loans, of which $70 million was outstanding.

     Multifamily Residential Loans. Westcorp is not currently making new multifamily residential loans with the exception of loans to refinance or restructure loans currently in the portfolio or loans to facilitate the disposition of real estate owned. Westcorp may become a more active multifamily lender if and when economic conditions warrant such increased activity. Multifamily lending in the past has consisted of permanent loans secured by multifamily residential properties (generally apartment houses) and were originated by Westcorp both for its own portfolio and for sale to others. Multifamily residential loans made by Westcorp were generally adjustable rate loans under $5.0 million in original principal amount. Westcorp generally has not extended credit above 80.0% of the appraised value of multifamily residences. At December 31, 1993, no multifamily loan exceeded $10 million or .8% of the total real estate loan portfolio.

     Construction Loans. In the past, Westcorp provided construction loans primarily for multifamily and single family owner occupied residences but currently provides such loans only on single family owner occupied residences. These included (or include with respect to such single family residences) loans for the acquisition and development of unimproved property to be used for residential purposes. At December 31, 1993, Westcorp's construction loans totaled $31.7 million (of which $14.9 million had not been disbursed as of December 31, 1993) or 1.5% of assets.

     Construction loans generally have adjustable interest rates equal to 2.0 to
3.5 percentage points above a market index, currently the average prime rate of three major banks. Construction loans generally have terms ranging from 12 to 18 months and advances are generally made to cover actual construction costs and include a reserve for paying the stated interest due on the loan.

     Construction financing is generally considered to involve a higher degree of risk than long term financing secured by improved owner occupied real estate. Accordingly, these loans generally have fees and rates substantially higher than the fees and rates charged for other types of secured real estate loans made by Westcorp. Westcorp's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development, the estimated construction costs (including interest during construction) and the ability of the borrower to manage the project.

     At December 31, 1993, Westcorp had no acquisition, development or construction loans on its books.

LOAN ORIGINATIONS, SALES AND SECURITIZATIONS

     Westcorp's origination activity has continued to increase even as on-balance sheet loans have decreased as a result of greater emphasis on loan sales in the secondary market.

     The following table sets forth the loan origination, purchase and sale activity of Westcorp for the periods indicated.

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          1993         1992         1991         1990         1989
                                       ----------   ----------   ----------   ----------   ----------
                                                           (DOLLARS IN THOUSANDS)
Loans originated:
  Consumer loans(1)..................  $  829,181   $  673,473   $  604,069   $  544,975   $  546,644
  Real estate loans:
     Existing property...............     879,592      570,796      492,341      495,562      525,211
     Construction loans..............      33,511       27,013       27,965       49,286       88,769
                                       ----------   ----------   ----------   ----------   ----------
          Total loans originated.....  $1,742,284   $1,271,282   $1,124,375   $1,089,823   $1,160,624
                                       ----------   ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------   ----------
Loans purchased:
  Real estate loans:
     Existing property...............  $      210   $    2,441
                                       ----------   ----------
          Total loans purchased......  $      210   $    2,441
                                       ----------   ----------
                                       ----------   ----------
Loans sold or securitized:
  Consumer loans(2)..................  $  777,500   $  450,000   $  725,000   $  313,492   $  196,554
  Real estate loans..................     803,992      386,257      166,898       76,710      317,179
                                       ----------   ----------   ----------   ----------   ----------
          Total loans sold or
            securitized..............   1,581,492      836,257      891,898      390,202      513,733
Principal reductions(3)..............     529,683      617,017      591,039      550,939      451,454
                                       ----------   ----------   ----------   ----------   ----------
Increase (decrease) in total loans...  $ (368,681)  $ (179,551)  $ (358,562)  $  148,682   $  195,437
                                       ----------   ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------   ----------

- ---------------

(1) Includes motor vehicle loans purchased from motor vehicle dealers.

(2) Motor vehicle loans sold to WFAL2 or a grantor trust.

(3) Includes scheduled payments, prepayments and charge-offs.

     Loan originations come from a number of sources, which include the Bank and Westcorp Financial's network of offices. This network consists of the Dealer Centers, the Westcorp Financial Branch offices, the mortgage banking offices, and a network of automobile dealers and mortgage brokers. The Bank regards all of its branches as loan solicitation facilities as well as sources of deposits.

     Motor vehicle loans held by the Bank and Westcorp Financial have been purchased from approved motor vehicle dealers on a nonrecourse basis or have been originated directly by the Bank and Westcorp Financial. The Bank and Westcorp Financial believe that the creation and maintenance of close personal relationships at the Dealer Center and motor vehicle dealer-branch office level are major factors in promoting the growth and sustaining the quality of its motor vehicle loan portfolio.

     Most real estate loans are referred from real estate brokers and mortgage brokers. Westcorp hires commissioned loan agents at its mortgage banking offices to originate single family residential loans. The loan agents, whose commissions are based on closed loans, assist walk-in customers as well as serving real estate brokers in the area of each respective branch office. Westcorp is represented in its wholesale real estate lending by salaried employees located at its mortgage banking offices. These employees receive commissions based on the total volume of loans acquired through mortgage brokers. Westcorp has established criteria for the brokers (from whom it will accept loan referrals), and the loan agents endeavor to increase the number of brokers approved by Westcorp for this purpose.

     Westcorp periodically audits its motor vehicle loans and real estate loans to ensure compliance with its underwriting guidelines. In addition, branch manager bonuses are calculated by a formula of production and branch profitability which takes into consideration delinquencies and loan losses. Bonuses are therefore not only determined by the amount of loans but also by their quality.

     Between January 1, 1986 and December 31, 1993, Westcorp securitized or sold, in 22 transactions, approximately $3.3 billion of its motor vehicle loans in publicly underwritten securitization transactions in which Westcorp continues to service such loans. All 22 issues were rated "AAA" by S&P and "Aaa" by Moody's, their highest rating categories, as a result of a third party credit enhancement provided by Financial Security Assurance, Inc. ("FSA") or due to the structure of the transaction. On March 11, 1994, Westcorp sold an additional $200 million through a similar transaction.

     Beginning in 1990, Westcorp began to securitize its motor vehicle loans using an off-balance sheet structure which utilizes a separate grantor trust for each transaction. These securitizations are structured to be treated as sales without recourse, thereby removing the motor vehicle loans sold from Westcorp's balance sheet. Westcorp retains a residual interest in the excess interest (which is recorded as servicing fee income) which represents the excess of the underlying interest rate on the pool of motor vehicle loans sold over the sum of the pass-through rate on the grantor trust securities, credit losses, administrative expenses and contractual servicing fees. Westcorp securitized $777.5 million and $450.0 million of motor vehicle loans using this structure during 1993 and 1992, respectively.

     Westcorp derives multiple benefits from the grantor trust form of motor vehicle loan securitization, including a stable source of low cost funding, elimination of interest rate risk, enhanced return on assets and improved capital position.

     In the past, most of the real estate loans originated or purchased by Westcorp have been maintained in its portfolio except for fixed rate conventional, FHA and VA loans, which have historically been originated for sale in the secondary market. In 1993, Westcorp increasingly sold fixed rate loans in the secondary market. In years prior to 1992, Westcorp's real estate loan sales activities were part of its general real estate loan investment strategy. During 1992, these sales activities were segregated into a separate portfolio of real estate loans held for sale and accounted for as a discrete operating activity in accordance with GAAP. Westcorp sold $596.9 million of whole fixed rate conventional loans and $14.4 million of whole FHA and VA fixed rate loans in 1993 compared to $340.8 million and $6.8 million in 1992. Westcorp also sold $192.8 million of ARMs in 1993 compared to $37.2 million in 1992.

     Prior to 1989, Westcorp purchased ARMs and construction loans in the secondary market. Westcorp anticipates that future growth of its real estate loan portfolio will be accomplished primarily by its origination activities rather than by purchases in the secondary market.

INTEREST RATES AND LOAN FEES

     Interest rates charged on motor vehicle and real estate loans are primarily determined by competitive loan rates offered in the lending area. These rates reflect prevailing levels of interest rates, the availability of lendable funds and the demand for loans.

     In addition to interest earned on motor vehicle and real estate loans, Westcorp receives loan origination fees for originating real estate loans. Loan origination fees in an amount equal to a percentage of the principal amount of the loans are charged to the borrower for the origination of the loan. Currently, Westcorp receives fees of up to 3.63% on its loans. Westcorp generally does not charge a loan fee for the origination or purchase of motor vehicle loans. Loan origination fees are a volatile source of income varying with the volume and type of loans made and with competitive conditions in the mortgage markets. Loan demand and availability of credit affect these market conditions.

SERVICING OF LOANS

     Additional fees and charges which relate to the servicing of existing motor vehicle and real estate loans include prepayment fees, late charges and fees collected in connection with an assumption of the loan by a different borrower or other loan modifications. As a result of substantial loan sales during the last three years, loan servicing fee income, which included contractual servicing fees and Westcorp's retained residual interest, substantially increased. This increase in servicing fee income represents a partial offset to the decrease in net interest income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Comparison of Results of Operations -- Net Interest Income."

LOAN INSURANCE

     Each borrower obtaining a motor vehicle loan from the Bank or Westcorp Financial is required to maintain insurance covering physical damage to the financed vehicle. The insurance policy must name the Bank or Westcorp Financial, as applicable, as a loss payee under the policy, and must cover loss and damage due to collision and other risks included in comprehensive coverage. Since borrowers may choose their own insurers to provide the required coverage, the specific terms and conditions of their policies vary within limits prescribed under applicable insurance law and regulations. If a borrower fails to obtain or maintain the required insurance, the Bank or Westcorp Financial, as applicable has the right to obtain such insurance and add the premium for such insurance to the balance due on the loan. A subsidiary of the Bank, Westplan, acts as an independent agent for unaffiliated insurers in providing material damage insurance coverage on motor vehicles securing loans owned by either the Bank or Westcorp Financial.

     Westcorp requires title insurance, or in some instances lot book insurance, insuring the priority of its liens on loans secured by real property, and may require additional title endorsements to standard policies as necessary to protect its security in the property encumbered. Westcorp requires that fire and extended coverage be maintained in amounts at least equal to the replacement costs of structures and improvements on all properties serving as security for its loans. If the borrower fails to obtain or maintain the required insurance, Westcorp has the right to obtain such insurance and add the premium for such insurance to the balance due on the loan. Westcorp also requires flood insurance on properties that are within areas defined as having a special flood hazard. Private mortgage insurance may be required by regulation, secondary mortgage market saleability or increased risk exposure. In addition, Westcorp offers credit life and credit disability and mortgage life and disability insurance to its loan customers through an independent insurer.

     Westhrift, an indirect subsidiary of the Bank, is engaged in the business of reinsuring policies for credit life and credit disability coverage underwritten by an independent insurer. As of December 31, 1993 the credit life insurance in force was $47.8 million.

ASSET QUALITY

     Westcorp has established procedures to assist in the effective identification, measurement and rehabilitation of delinquent and other problem loans. An integral part of this process is the Internal Asset Review Department ("IAR"). The IAR is an independent review function established to measure risk within Westcorp's asset portfolio. The IAR reviews and classifies assets as Pass, Special Mention, Substandard, Doubtful or Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that Westcorp may sustain some loss unless the deficiencies are corrected. Doubtful assets have a higher possibility of loss than substandard assets. Special mention assets are assets not falling in the foregoing categories, but which have weaknesses or potential weaknesses deserving management's close attention.

  Consumer Loan Quality

     Westcorp's consumer loan servicing activities are conducted through the Bank and Westcorp Financial. The Bank's consumer loan servicing activities are conducted through its Dealer Centers. Westcorp Financial's servicing activities are conducted by the Westcorp Financial branch that generated the loan.

     In most cases, delinquencies are cured promptly, but if not, Westcorp reposses and sells the vehicle collateralizing the loan in accordance with the terms of the loan and statutory guidelines. Deficiency balances are charged off against the allowance for loan losses. After charge off, Westcorp pursues collection of deficiency balances subject to applicable law.

     Total delinquencies and losses increased from 1989 to 1991, which trend was attributable to several factors. The first factor relates to Westcorp's move to new headquarters which was completed in 1990. This resulted in a large turnover in collection personnel in anticipation of the move and the relocation of Westcorp's Southern California servicing activities to Irvine. As a result, prompt follow ups on delinquent loans by personnel were temporarily interrupted. This was followed by conversion onto a new computer system that occurred in the latter part of 1990, creating a need for training on the new system. Total delinquencies and losses decreased during 1993 and 1992 as compared to 1991. Total delinquencies and losses compared to the total amounts of motor vehicle loans outstanding were .90% and 1.79%, 1.12% and 2.05%, and 2.24% and 1.89%, in 1993, 1992 and 1991, respectively.

     Management attributes such improvement to the completion of its relocation, the substantial conversion to the new computer system (which has resulted in increased employee attention and follow-up on delinquencies) and a change in the charge-off policy requiring the charge-off of loans delinquent 120 days or more rather than 150 days or more. This change may have resulted in slightly lower delinquency figures in 1993 and 1992, in that certain loans not in the process of collection that were delinquent 120 days or more were charged off as compared to prior periods where loans were allowed to go 150 days or more past due prior to charge off. These charged off loans were therefore being carried on the books of Westcorp as delinquent loans for periods of 30 and sometimes 60 days less than in prior reporting periods. This policy was implemented in response to regulatory requirements and was not instituted for the purpose of reducing delinquency.

     Loss experience was higher in the initial months after the change of policy but there has not been a significant overall change in loss experience over the most recent reporting period as a result of the change.

     The following tables set forth the delinquency and loss experience of Westcorp related to motor vehicle loans, at the dates indicated.

                                                                  DECEMBER 31,
               ------------------------------------------------------------------------------------------------------------------
                       1993                   1992                   1991                   1990                    1989
               --------------------   --------------------   --------------------   --------------------   ----------------------
               NUMBER OF              NUMBER OF              NUMBER OF              NUMBER OF              NUMBER OF
                 MOTOR                  MOTOR                  MOTOR                  MOTOR                  MOTOR
                VEHICLE                VEHICLE                VEHICLE     AMOUNT     VEHICLE     AMOUNT     VEHICLE      AMOUNT
                 LOANS      AMOUNT      LOANS      AMOUNT      LOANS       (2)        LOANS       (2)        LOANS        (2)
               ---------   --------   ---------   --------   ---------   --------   ---------   --------   ---------   ----------
                                                             (DOLLARS IN THOUSANDS)
Motor vehicle
  loans
  owned......    40,042    $223,792     51,797    $343,602     43,770    $374,607    104,772    $886,139    112,640    $1,076,622
               ---------   --------   ---------   --------   ---------   --------   ---------   --------   ---------   ----------
               ---------   --------   ---------   --------   ---------   --------   ---------   --------   ---------   ----------
Period of
  delinquency
  for motor
  vehicle
  loans
  owned(1):
  31-59
    days.....       490    $  1,259        653    $  2,218        815    $  3,161      1,456    $ 11,452      1,055    $    8,961
  60-89
    days.....       138         457        276         879        281       1,706        298       2,428        283         2,683
  90 days or
    more.....        83         303        191         747        588       3,531        358       2,613        867         5,784
               ---------   --------   ---------   --------   ---------   --------   ---------   --------   ---------   ----------
Total motor
  vehicle
  loans
delinquent...       711    $  2,019      1,120    $  3,844      1,684    $  8,398      2,112    $ 16,493      2,205    $   17,428
               ---------   --------   ---------   --------   ---------   --------   ---------   --------   ---------   ----------
               ---------   --------   ---------   --------   ---------   --------   ---------   --------   ---------   ----------
Delinquencies
  for motor
  vehicle loans
  as a
  percentage of
  number and
  amount of
  motor vehicle
  loans
  owned........     1.78%      0.90%       2.16%      1.12%       3.85%      2.24%       2.02%      1.86%       1.96%      1.62%
                     ---        ---         ---        ---         ---        ---         ---        ---         ---        ---
                     ---        ---         ---        ---         ---        ---         ---        ---         ---        ---
Delinquencies
  as a
  percentage of
  number and
  amount of
  motor vehicle
  loans
 serviced(3)...     0.74%      0.65%       1.28%      1.19%       1.95%      1.42%       1.81%      1.66%
                     ---        ---         ---        ---         ---        ---         ---        ---
                     ---        ---         ---        ---         ---        ---         ---        ---

- ---------------

(1) The period of delinquency is based on the number of days payments are contractually past due.

(2) This amount includes unearned add-on interest.

(3) Includes delinquency information for loans sold to grantor trusts but which were originated and are still serviced by Westcorp.

                                                                    AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------------------
                                                               1993       1992       1991       1990       1989
                                                             --------   --------   --------   --------   --------
                                                                            (DOLLARS IN THOUSANDS)
Portfolio
  At end of period (net of unearned add-on interest).......  $223,792   $343,602   $336,358   $744,125   $875,662
                                                             --------   --------   --------   --------   --------
                                                             --------   --------   --------   --------   --------
  Average during period (net of unearned add-on
     interest).............................................  $296,528   $346,448   $591,185   $885,620   $822,595
                                                             --------   --------   --------   --------   --------
                                                             --------   --------   --------   --------   --------
  Gross charge-offs of motor vehicle loans during period...  $ 10,529   $  9,614   $ 12,586   $ 11,856   $  7,555
  Recoveries of motor vehicle loans charged-off in prior
     periods...............................................     5,223      2,503      1,400        850        335
                                                             --------   --------   --------   --------   --------
  Net charge-offs..........................................  $  5,306   $  7,111   $ 11,186   $ 11,006   $  7,220
                                                             --------   --------   --------   --------   --------
                                                             --------   --------   --------   --------   --------
  Net charge-offs as a percent of average motor vehicle
     loans owned during period.............................      1.79%      2.05%      1.89%      1.24%      0.88%
                                                             --------   --------   --------   --------   --------
                                                             --------   --------   --------   --------   --------
  Net charge-offs as a percent of average motor vehicle
     loans serviced during period(1).......................      1.53%      1.73%      1.40%      1.20%
                                                             --------   --------   --------   --------
                                                             --------   --------   --------   --------

- ---------------

(1) Includes loan loss information for loans sold to grantor trusts that were originated and are still serviced by Westcorp.

     Motor vehicle loans are not placed in nonaccrual status since it is Westcorp's policy to charge-off these loans after 120 days past due unless Westcorp can demonstrate that repayment would occur regardless of delinquency status, (i.e., the loan is well secured by collateral and is in the process of collection). Interest continues to accrue on motor vehicle loans until the loan is charged off. At the time a motor vehicle loan is charged off, all accrued but unpaid interest is reversed.

  Real Estate Loan Quality

     Real estate loan borrowers are provided a 10 to 15 day period after the date payment is due before a late charge is assessed. Customers receive computer generated notices of delinquencies on the fifteenth and thirtieth day of delinquency as well as telephone calls from employees of Westcorp. If delinquencies on real estate loans are not cured promptly, Westcorp normally records a notice of default in the appropriate county recorder's office. If the default is not cured within three months after a notice of default has been recorded, Westcorp proceeds to sell the property at a trustee's sale after appropriate publication. California law does not generally permit a deficiency judgment against the borrower following a trustee's sale. California law does permit a deficiency judgment in some instances following a judicial foreclosure. Due to the time and expense required for a judicial foreclosure, however, such actions are rarely initiated by lenders in California. If Westcorp acquires title to a security property at a trustee's sale, the property so acquired is thereafter sold and, if deemed necessary, may be financed by a loan on terms more favorable to the borrower than normally offered by Westcorp. At December 31, 1993, Westcorp had $19.2 million of these financing arrangements outstanding compared to $8.3 million at December 31, 1992.

     The following table sets forth the percentages of the dollar amounts of Westcorp's total real estate portfolio, including loans available for sale, represented by delinquent real estate loans for the past five years.

                                                                DECEMBER 31,
                                                  ----------------------------------------
                                                  1993     1992     1991     1990     1989
                                                  ----     ----     ----     ----     ----
        Period of delinquency:
        Two payments (31-59 days)...............  0.40%    0.72%    0.93%    0.13%    0.10%
        Three payments (60-89 days).............  0.42     1.18     0.23     0.12     0.01
        Four or more payments (90 days or
          more).................................  1.31     1.94     1.31     1.03     0.23

     The decrease in real estate delinquencies over 60 days is shown by loan type in the table below:

                                                                  DECEMBER 31,
                                                -------------------------------------------------
                                                         1993                       1992
                                                ----------------------     ----------------------
                                                  AMOUNT                     AMOUNT
                                                   PAST                       PAST
                                                 DUE OVER                   DUE OVER
                                                  60 DAYS                    60 DAYS
                                                (DOLLARS IN     % OF       (DOLLARS IN     % OF
                                                THOUSANDS)    CATEGORY     THOUSANDS)    CATEGORY
                                                -----------   --------     -----------   --------
        Single family.........................    $19,646       2.39%        $25,724        2.49%
        Multifamily...........................      3,384       0.70          11,429        2.28
        Construction..........................                                11,884       25.47
        Other.................................                                   398        8.58
                                                -----------                -----------
                  Total delinquent loans......    $23,030       1.73%        $49,435        3.12%
                                                -----------                -----------
                                                -----------                -----------

     Total real estate delinquencies over 60 days at December 31, 1993 were $23.0 million compared to $49.4 million at December 31, 1992 after increases in each year from 1989 to 1992. California, where substantially all of the collateral for Westcorp's real estate loans is located, has experienced significant downturns in the market values of real estate. Although the region is continuing to experience high levels of unemployment and a continued slump in residential construction and new home sales, Westcorp was able to reduce delinquencies during 1993. Westcorp does not believe that its real estate portfolio was adversely affected by the January 17, 1994 Northridge earthquake in any material respects.

     The Special Asset Department ("SAD")is responsible for the management, collection and disposition of all loans, including delinquent or nonperforming loans, which have certain characteristics that indicate current or potential credit weaknesses. SAD has prepared action plans with respect to each of these loans. Action plans vary from recommendations to monitor and review for performing loans that are classified only by virtue of delinquent taxes or inadequate debt service ratios to recommendations to foreclose on loans with chronic or acute problems with no other apparent remedy.

     Westcorp services a pool of multifamily residential loans previously sold by it with an original principal balance of $159.6 million and a current balance at December 31, 1993 of $100.6 million in which the purchaser has recourse against Westcorp up to an amount equal to 20.0% of the total original pool amount. Management has provided an allowance for loan losses which it believes is sufficient to absorb any losses under the recourse provision of this pool.

  Nonperforming Assets

     Nonperforming assets (NPA) include (i) loans in Westcorp's portfolio that are contractually past due 90 days or more or performing nonaccrual loans with identified credit deficiencies ("nonperforming loans"), (ii) insubstance foreclosures, (iii) real estate acquired through foreclosure, and (iv) real estate acquired for investment or development that would otherwise be considered insubstance foreclosure. Collectively, nonperforming assets of $75.0 million represented 3.5% of total assets at December 31, 1993 compared to $102.5 million and 4.1%, respectively, at December 31, 1992. Westcorp's nonperforming assets at December 31, 1993 consisted primarily of multifamily and construction loans.

     In general, the accrual of interest on real estate loans is discontinued when in management's judgment the interest will not be collectible in the normal course of business or when the loan is 90 days or more past due. When a loan is placed on nonaccrual status, interest accrued to date but not collected is reversed. Accordingly, Westcorp does not accrue or recognize interest income on nonperforming loans.

     Nonperforming loans consisted of the following as of December 31:

                                                                 1993          1992
                                                              -----------   -----------
        Loans 90 days or more past due......................  $17,651,418   $33,842,738
        Performing, nonaccrual loans........................   14,314,820    23,976,390
                                                              -----------   -----------
                  Total nonaccrual loans....................  $31,966,238   $57,819,128
                                                              -----------   -----------
                                                              -----------   -----------

     Nonperforming assets decreased during 1993 to $75.0 million compared to $102.5 at December 31, 1992. At December 31, 1993, NPA included $32.0 million of nonaccrual loans, $20.8 million of insubstance foreclosures, $17.4 million of real estate acquired through foreclosure, and $4.8 million of nonperforming real estate held for development. Assets secured by single family 1-4 unit residences accounted for 37.3% of the total NPA portfolio. The decrease in total NPA is a result of dispositions without corresponding new additions to the NPA portfolio.

     The migration of nonperforming loans, insubstance foreclosures ("ISF") and real estate owned is shown below.

                                               SINGLE                        MULTI-
                                               FAMILY      MULTIFAMILY       FAMILY
                                TOTAL        1-4 UNITS      5-36 UNITS     37+ UNITS     CONSTRUCTION
                             ------------   ------------   ------------   ------------   ------------
Nonperforming Loans
Balance December 31,
  1992.....................  $ 57,819,128   $ 20,299,765   $  5,672,687   $ 20,401,716   $ 11,444,960
  New nonperforming
     loans.................    69,090,231     35,981,786     14,587,543      9,734,791      8,786,111
  REO/ISF..................   (75,657,187)   (25,343,330)   (14,748,115)   (19,397,027)   (16,168,715)
  Cures and payoffs........   (15,095,632)   (11,396,786)    (2,346,448)      (604,957)      (747,441)
  Chargeoffs...............    (4,190,302)    (3,819,623)      (180,561)                     (190,118)
                             ------------   ------------   ------------   ------------   ------------
  Balance December 31,
     1993..................  $ 31,966,238   $ 15,721,812   $  2,985,106   $ 10,134,523   $  3,124,797
                             ------------   ------------   ------------   ------------   ------------
                             ------------   ------------   ------------   ------------   ------------
Insubstance Foreclosures
Balance December 31,
  1992.....................  $ 22,554,947                                 $ 16,222,405   $  6,332,542
  New ISF..................    53,181,119                  $  6,051,864     36,929,255     10,200,000
  Transfer to REO..........   (40,615,811)                   (3,900,544)   (26,244,143)   (10,471,124)
  Cures....................    (5,060,000)                                  (5,060,000)
  Writedowns...............    (9,234,722)                     (909,320)    (6,988,984)    (1,336,418)
                             ------------   ------------   ------------   ------------   ------------
  Balance December 31,
     1993..................  $ 20,825,533                  $  1,242,000   $ 14,858,533   $  4,725,000
                             ------------   ------------   ------------   ------------   ------------
                             ------------   ------------   ------------   ------------   ------------
Real Estate Acquired
  Through Foreclosure
Balance December 31,
  1992.....................  $ 22,091,491   $  7,563,528   $  1,532,372   $  7,892,879   $  5,102,712
  New REO..................    85,400,134     25,972,245     10,932,717     31,811,990     16,683,182
  Sales....................   (63,864,715)   (21,594,547)    (9,150,198)   (29,275,629)    (3,844,341)
  Writedowns...............   (26,221,946)    (4,472,842)    (2,589,794)   (10,429,240)    (8,730,070)
                             ------------   ------------   ------------   ------------   ------------
  Balance December 31,
     1993..................  $ 17,404,964   $  7,468,384   $    725,097   $              $  9,211,483
                             ------------   ------------   ------------   ------------   ------------
                             ------------   ------------   ------------   ------------   ------------

  Allowance for Loan Losses

     Consistent with loan volume, loan sales, losses, nonaccrual loans and other relevant factors, Westcorp maintained its allowance for loan losses at $39.7 million at December 31, 1993 compared with $40.7 million at December 31, 1992. While Westcorp's nonperforming assets are mainly multifamily and construction loans, no single loan or series of such loans predominate. The provision and allowance for loan losses are indicative of loan volumes, loss trends and management's analysis of market conditions. The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. The table below presents summarized data relative to the allowance for loan losses at December 31:

                                                                  1993             1992
                                                               -----------     ------------
    Total loans (in thousands)...............................  $ 1,557,148     $  1,925,829
    Allowance for loan losses................................   39,676,719       40,655,934
    Allowance for real estate losses.........................    3,508,123       20,185,024
    Loans past due 60 days or more...........................   23,885,549       51,867,273
    Nonperforming loans......................................   31,966,238       57,819,128
    Nonperforming assets.....................................   74,972,203      102,465,566
    Allowance for loan losses as a percent of:
      Total loans............................................         2.55%            2.11%
      Loans past due 60 days or more.........................       166.11            78.38
      Nonperforming loans....................................       124.12            70.32
    Total allowance as a percent of nonperforming assets.....        57.60            59.38
    Nonperforming loans as a percent of total loans..........         2.05             3.00
    Nonperforming assets as a percent of total assets........         3.45             4.06

     The following table sets forth the activity in the allowance for loan losses.

                                                   AT OR FOR THE YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------
                                                   1993             1992             1991
                                               ------------     ------------     ------------
    Balance at beginning of period...........  $ 40,655,934     $ 33,932,677     $ 22,839,480
    Charge-offs:
      Real estate mortgage loans.............   (21,501,674)     (19,426,181)      (1,781,319)
      Consumer loans.........................   (11,005,288)     (10,970,817)     (13,395,700)
                                               ------------     ------------     ------------
                                                (32,506,962)     (30,396,998)     (15,177,019)
    Recoveries:
      Real estate mortgage loans.............     3,705,661           62,458           24,642
      Consumer loans.........................     5,238,430        2,787,099        1,684,005
                                               ------------     ------------     ------------
                                                  8,944,091        2,849,557        1,708,647
    Net charge-offs..........................   (23,562,871)     (27,547,441)     (13,468,372)
    Provision for loan losses................    22,583,656       34,270,698       24,561,569
                                               ------------     ------------     ------------
    Balance at end of period.................  $ 39,676,719     $ 40,655,934     $ 33,932,677
                                               ------------     ------------     ------------
                                               ------------     ------------     ------------
    Ratio of net charge-offs during the
      period to average loans outstanding
      during the period......................          1.36%            1.35%            0.58%

     Westcorp established an allowance for real estate losses separate from the allowance for loan losses during 1992. The allowance for real estate losses was established to absorb potential losses in the REO portfolio in accordance with generally accepted accounting principles.

     Changes in the allowance for real estate losses at December 31 were as follows:

                                                               1993            1992
                                                           ------------     -----------
        Balance at beginning of period...................  $ 20,185,024
        Provision for real estate losses.................    (6,488,540)    $22,015,872
        Charge-offs......................................   (10,188,361)     (1,830,848)
                                                           ------------     -----------
        Balance at end of period.........................  $  3,508,123     $20,185,024
                                                           ------------     -----------
                                                           ------------     -----------

     Prior to 1992, there was no separate allowance for real estate losses as Westcorp had not prior to that time experienced significant REO activity. Westcorp was of the view that the allowance for loan losses was adequate to also cover the few REO properties and limited number of foreclosures Westcorp had theretofore experienced. In 1992, an allowance for real estate losses was created as Westcorp had a sufficient amount of REO activity to require a separate allowance for real estate losses. The allowance for real estate losses was created by charging real estate operations. The allowance for real estate losses was reduced at December 31, 1993 from the level at December 31, 1992, due primarily to charge-offs taken in the first quarter of 1993 related to certain properties for which specific reserves were provided in the fourth quarter of 1992.

INVESTMENT AND MORTGAGE BACKED SECURITIES ACTIVITIES

     Westcorp's investments consist primarily of investment securities and mortgage-backed securities. Both of these portfolios are classified as available for sale and are therefore accounted for at the lower of cost or market. Westcorp, through the Bank's subsidiary, WCS, has also entered into joint ventures for the development and sale to individual buyers of single family residences and the construction or rehabilitation of apartment projects. As a result of the passage of FIRREA and the capital standards therein, management anticipates that WCS's joint venture activities will continue to be reduced. See "Business -- Subsidiaries -- Western Consumer Services, Inc."

INVESTMENT SECURITIES ACTIVITIES

     Westcorp's investment securities portfolio consists primarily of United States Agency and Treasury Securities. This portfolio is maintained primarily for liquidity in accordance with regulatory requirements. The Bank also holds FHLB stock as required by its affiliation with the FHLB System, corporate bonds, and minimal amounts of other investments.

     The following table sets forth Westcorp's investments at the dates indicated.

                                                                  DECEMBER 31,
                                              ----------------------------------------------------
                                                1993       1992       1991       1990       1989
                                              --------   --------   --------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
Interest bearing deposits with other
  financial institutions....................  $    796   $  7,593   $    500   $    500   $  7,926
Other short term investments................   137,162     75,161     65,650                 7,500
Investment securities:
U.S. Treasury securities and obligations of
  other U.S. Government agencies and
  corporations..............................   114,050    114,114     63,891     82,189     60,420
Corporate bonds -- investment grade.........                              10     15,999     22,935
Obligations of states and political
  subdivisions..............................     3,527        998      1,009      2,204      2,257
Common stock(1).............................                                         27        791
Other.......................................        25         25         25      2,020         25
Corporate bonds -- below investment grade...       400        803      1,203      4,388     55,442
FHLB stock..................................    17,566     20,674     21,174     24,314     22,524
                                              --------   --------   --------   --------   --------
                                              $273,526   $219,368   $153,462   $131,641   $179,820
                                              --------   --------   --------   --------   --------
                                              --------   --------   --------   --------   --------

- ---------------

(1) Excludes investment in common stock of subsidiaries.

     The following table sets forth the stated maturities of Westcorp's investments at December 31, 1993.

                                                           ONE YEAR     FIVE YEARS
                                                UP TO         TO            TO        TEN YEARS    NO STATED
                                              ONE YEAR    FIVE YEARS     TEN YEARS     OR MORE      MATURITY
                                              ---------   -----------   -----------   ----------   ----------
                                                                  (DOLLARS IN THOUSANDS)
Interest bearing deposits with other
  financial institutions....................  $     796
Other short term investments................    137,162
Investment securities:
  U.S. Treasury securities and obligations
     of other U.S. Government agencies and
     corporations...........................     19,907     $94,143
  Obligations of states and political
     subdivisions...........................                              $ 1,680       $1,847
  Other.....................................                     25
  Corporate bonds -- below investment
     grade..................................                                               400
FHLB stock..................................                                                        $ 17,566
                                              ---------   -----------   -----------   ----------   ----------
                                              $ 157,865     $94,168       $ 1,680       $2,247      $ 17,566
                                              ---------   -----------   -----------   ----------   ----------
                                              ---------   -----------   -----------   ----------   ----------
Estimated market value......................  $ 157,926     $94,579       $ 1,672       $2,230      $ 17,566
Weighted average interest rate..............       3.81%       5.31%         5.01%        4.58%         3.77%

  Mortgage Backed Securities Activities

     At December 31, 1993 the mortgage backed securities portfolio consisted of various issues as follows:

                                                          DECEMBER 31, 1993
                                                          ------------------
                    GNMA certificates...................     $  2,019,992
                    FNMA participation certificates.....       88,782,456
                    FHLMC participation certificates....        3,591,647
                    Other participation certificates....          172,503
                                                          ------------------
                                                             $ 94,566,598
                                                          ------------------
                                                          ------------------

     Other participation certificates were issued to fund certain low-income housing programs designed to provide affordable access to the housing market.

     Westcorp's mortgage-backed securities had maturities at December 31, 1993 of ten years or more, although payments are generally received monthly throughout the life of these securities. These securities had at that date a weighted average interest rate of 5.57%, and had an estimated market value of $95.8 million, as compared to their book value of $94.6 million.

FUNDING SOURCES

     Westcorp employs various sources to fund its operations, including deposits, commercial paper, advances from the FHLB, repurchase agreements, and other borrowings. The sources used vary depending on such factors as rates paid, maturities, and the impact on capital. See "Asset Liability Management" in Management's Discussion and Analysis.

DEPOSITS

     Westcorp attracts both short term and long term deposits from the general public and institutions by offering a variety of accounts and rates. Westcorp offers regular passbook accounts, various money market accounts, fixed interest rate certificates with varying maturities, and individual retirement accounts. Although Westcorp is authorized to offer negotiable order of withdrawal ("NOW") accounts, it has elected not to do so in the belief that its depositors prefer the higher interest rates it can offer on other money market accounts which do not entail the high transaction costs it believes are associated with NOW accounts. Westcorp's deposits are obtained primarily from the areas surrounding its branches in California and a small amount are solicited from areas outside California by employees only at the Bank's headquarters.

     From time to time in the past, Westcorp obtained brokered deposits when such deposits were an inexpensive source of funds which generally provided a means of matching Westcorp's ARMs to certain of its liabilities. The Board of Directors of Westcorp has authorized Westcorp to hold up to $100.0 million of brokered deposits if such deposits would be an inexpensive source of funds relative to its other sources of funds and are permitted to be held by Westcorp. As of December 31, 1993, Westcorp had no brokered deposits. See further discussion in the section captioned "Supervision and Regulation -- The
Bank -- Brokered Deposits."

     The following table sets forth the amount of Westcorp's deposits by type for the dates indicated.

                                                              DECEMBER 31,
                                   ------------------------------------------------------------------
                                      1993          1992          1991          1990          1989
                                   ----------    ----------    ----------    ----------    ----------
                                   (DOLLARS IN THOUSANDS)
No minimum term:
  Passbook accounts..............  $  162,185    $  189,895    $  187,355    $   89,867    $   78,758
  Money market deposit
     accounts....................       1,149         1,212         1,604         2,528         4,045
Certificate accounts:
  Certificates (30 days to five
     years)......................     928,620     1,189,520     1,489,309     1,487,714       994,307
  Jumbo accounts.................      98,051       124,251         5,081        87,857       287,867
  IRA/Keogh......................     167,053       178,019       131,589        88,814        46,014
                                   ----------    ----------    ----------    ----------    ----------
          Total..................  $1,357,058    $1,682,897    $1,814,938    $1,756,780    $1,410,991
                                   ----------    ----------    ----------    ----------    ----------
                                   ----------    ----------    ----------    ----------    ----------

     The variety of savings deposits offered by Westcorp has allowed it to remain competitive in obtaining funds and to respond with flexibility to, but without eliminating the threat of, disintermediation (the flow of funds away from depository institutions such as savings and loan associations into direct investment vehicles such as government and corporate securities). In addition, Westcorp, as well as financial institutions generally, has become much more subject to short term fluctuations in deposit flows, as customers have become more interest rate conscious. The ability of Westcorp to attract and maintain deposits and control its cost of funds has been, and will continue to be, significantly affected by money market conditions. Westcorp's average certificate deposits outstanding are summarized below.

                                                                 1993           1992
                                                              ----------     ----------
        Average certificate deposits outstanding (in
          thousands)........................................  $1,426,614     $1,574,212
        Average interest rate paid..........................        4.99%          5.78%

     Westcorp's maturities of certificate accounts greater than or equal to $100,000 are as follows at December 31, 1993:

                Three months or less...........................  $106,365,491
                Over three months through six months...........    46,993,029
                Over six months through one year...............    76,444,627
                One year through three years...................    94,645,381
                Over three years...............................     1,402,674
                                                                 ------------
                                                                 $325,851,202
                                                                 ------------
                                                                 ------------

BORROWINGS AND OTHER SOURCES OF FUNDS

     Westcorp's other sources of funds include issuances of commercial paper, securities sold under agreements to repurchase, advances from the FHLB and other borrowings as well as loan repayments and cash generated from operations. The FHLB System functions in a reserve capacity for savings institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB on security of such stock and on certain residential mortgage loans and other assets. The Bank has been preapproved for advances up to 25% of its assets, based on remaining availability under credit facilities established by the Bank with the FHLB, with 24 hours notice. Such borrowings may be made pursuant to several different programs offered from time to time by the FHLB. Additional funds are available subject to additional collateral and other requirements. Each credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB prescribes the acceptable uses to which advances pursuant to each program may be put, as well as limitations on the sizes of advances and repayment provisions. The Bank also has utilized the FHLB for long term borrowings to fund its lending activities and had borrowed $126 million as of December 31, 1993. At December 31, 1993 the Bank had a total unused line of credit with the FHLB of approximately $203 million. The weighted average interest rate as of December 31, 1993 was 7.58%. The maximum amount of advances outstanding at any month-end was $174 million and $279 million during

1993 and 1992, respectively. The Bank also has a commercial paper facility with a credit line up to $200 million with the FHLB.

     Savings associations such as the Bank also have authority to borrow from the Federal Reserve Bank (the "FRB") "discount window." FRB regulations require these institutions to exhaust all reasonable alternative sources of funds, including FHLB sources, before borrowing from the FRB.

     Federal regulations have been promulgated which connect Community Reinvestment Act (the "CRA") performance with access to long term advances from FHLB to member institutions. The Bank does not believe that there will be any adverse effect to it relative to access to this source of funds. The Bank received an "outstanding" in its most recent CRA evaluation, the highest rating available.

SUBORDINATED CAPITAL DEBENTURES

     The Bank issued $125,000,000 of 8.5% Subordinated Capital Debentures due 2003 on June 17, 1993. The Bank subsequently received permission from the OTS to include these debentures in supplementary capital for purposes of determining compliance with risk-based capital requirements. See "Regulatory Capital Requirements" in Supervision and Regulation. As a result, the Bank redeemed its $52 million of outstanding 11% Subordinated Capital Debentures due 1999 on September 10, 1993. This early extinguishment of debt resulted in an extraordinary loss of $1.1 million net of related taxes of $0.8 million. See "Extraordinary Item" in Management's Discussion and Analysis.

SUBSIDIARIES

  General

     The Bank's subsidiaries are Westcorp Financial, WFAL, WFAL2, Westplan (which in turn owns all of the stock of Westplan Investments), Western Reconveyance and WCS, (which in turn owns all of the stock of Westhrift). Each of such subsidiaries are described in detail below. The operations of a former subsidiary, Westamerica Computer Services, Inc., were merged into the Bank effective September 1, 1993.

  Westcorp Financial Services, Inc.

     Westcorp Financial is in the business of consumer finance. Each of its offices are licensed to the extent required by law to conduct business in each respective state. Westcorp Financial initiated operations to serve markets not covered by the Bank. During 1993, Westcorp Financial originated $198.5 million of motor vehicle loans. The loans which Westcorp Financial originates are generally sold to the Bank and are serviced by Westcorp Financial under its license, whether such loans are held by the Bank or sold in securitized offerings. In 1994 Westcorp Financial plans to expand into other states, including Texas.

  Western Financial Auto Loans, Inc.

     WFAL is a wholly-owned, limited purpose finance subsidiary of the Bank. WFAL was organized primarily for the purpose of purchasing motor vehicle loans from the Bank and issuing obligations collateralized by such loans and engaging in other asset-backed financing transactions. A total of three such transactions totaling $527.5 million were completed during 1993. On March 11, 1994, an additional $200 million of loans were sold in a similar transaction.

  Western Financial Auto Loans 2, Inc.

     WFAL2 is a wholly-owned, limited purpose finance subsidiary of the Bank. WFAL2 was organized primarily for the purpose of purchasing motor vehicle loans from the Bank originated by the Bank and Westcorp Financial, and issuing obligations collateralized by the motor vehicle loans and engaging in other asset-backed financing transactions. Since December 1986, the Bank sold motor vehicle loans with a principal amount of approximately $2.9 billion to WFAL2 in exchange for the net proceeds of ten bond issues totaling $1.2 billion and nine sales to grantor trusts established by WFAL2 in the amount of $1.6 billion. Each bond issuance to date has been paid off in full at or before its respective maturity date.

  Westplan Insurance Agency, Inc.

     Westplan was incorporated in California in 1980 and is licensed by the California Insurance Commissioner to transact the business of an insurance agency. It acts as an agent for independent insurers in providing property and casualty insurance coverage on collateral, primarily motor vehicles, securing loans made by the Bank and Westcorp Financial, protection insurance and other noncredit related life and disability programs. In addition, Westplan offers annuities through the branch offices. Westplan's revenues consist of commissions received on policies sold to customers of the Bank and Westcorp Financial. See "Business -- Loan Insurance." Westplan was transferred from Westcorp to the Bank effective March 31, 1993 in compliance with OTS regulations pertaining to insurance agencies. The Bank paid $1.5 million to Westcorp for all the stock of Westplan.

     In addition, Westplan also holds all outstanding stock of Westplan Investments.

  Westplan Investments

     Westplan Investments was incorporated in 1993 as a licensed mutual funds broker dealer in contemplation of selling mutual funds to the general public. Westcorp anticipates that such operations will commence at some time during 1994 although no assurance can be given in this regard.

  Western Reconveyance Company, Inc.

     Western Reconveyance is a California corporation which was incorporated in 1979. It acts primarily as the trustee under trust deed loans made by the Bank and Westcorp Financial and is not a significant source of income. Western Reconveyance Company Inc. was transferred from Westcorp to the Bank in 1992. Westcorp received $10,000 from the Bank for the stock of that company.

  Western Consumer Services, Inc.

     WCS is a company which conducts real estate development activities primarily in the form of joint ventures. The joint ventures are engaged in construction of residential units for sale, construction of rental units and rehabilitation of rental housing, the latter primarily in low and moderate income neighborhoods. WCS's interest in these projects ranges from 51% to 100% and, in some cases, includes a participating share of the profits realized upon sale. Its asset level at December 31, 1993, was approximately $9.2 million. WCS's investment in real estate totaled $0.5 million at December 31, 1993. Westcorp believes that the joint venture operations were affected by the combination of overall recessionary pressures and slower sales activities beginning in August 1990. Westcorp is continuing its efforts to dispose of assets in this real estate investment category to third parties (other than the Laguna Hills property described below).

     The Bank transferred its ownership of Laguna Hills Country Plaza, which is the location of its Laguna Hills branch office, to WCS in 1992 which resulted in an increase of $7.8 million of real estate being carried on the books of WCS. This transfer occurred as a result of a determination that this property could not be treated as branch premises for regulatory purposes (based on OTS guidelines) since the Bank did not occupy 25.0% of the premises, consistent with OTS guidelines, and was thus required to divest the property. The Bank is required to hold risk based capital against this asset as it does against other assets which are held in its real estate investment subsidiary. If and when the Bank is able to occupy 25% or more of the premises, it may transfer the property from WCS to the Bank.

     As a result of the passage of FIRREA, certain of the Bank's investments in and extension of credit to any subsidiary engaged in activities not permissible for a national bank must be deducted from the Bank's capital for purposes of determining compliance with the capital standards pursuant to a phase-in schedule. See "Supervision and Regulation -- Regulatory Capital Requirements." In 1992 an amendment to FIRREA provided for an extension of the phase-in period from July 1, 1994 to June 30, 1996 for investments in or extensions of credit to real estate subsidiaries of the Bank subject to the approval of an application submitted to the OTS. The Bank received approval of its application and its real estate subsidiary investment is now subject to a capital phase-in period that expires on July 1, 1996.

     In addition, WCS also holds all outstanding stock of Westhrift.

  Westhrift Life Insurance Company

     Westhrift, an Arizona corporation, is engaged in the business of reinsuring credit life and credit disability insurance offered to borrowers of the Bank and Westcorp Financial and underwritten by an independent insurer. The credit life insurance policies provide for full payment to the Bank of the insured's financial obligation in the event of the insured's death. The credit disability insurance policies provide for payment to the Bank of an insured's financial obligation during a period of disability resulting from illness or physical injury. In 1987 Westhrift received a Certificate of Authority from the California Insurance Commissioner to conduct insurance business in California. For Arizona statutory purposes, Westhrift's aggregate reserves for credit life and credit disability policies as of December 31, 1993 were $3.7 million, and Westhrift's provision for loss on such policies for the year ended December 31, 1993 was $0.3 million. The aggregate reserves are computed in accordance with commonly accepted actuarial standards consistently applied, and are based on actuarial assumptions which are in accordance with or stronger than those called for in policy provisions. The policies reinsured are underwritten by the independent insurer for no more than the amount that the insured owes to the Bank. Westhrift does not engage in any business except with respect to customers of the Bank and Westcorp Financial. See "Business -- Loan Insurance."

COMPETITION

     Westcorp faces strong competition in its lending activities and, with respect to the Bank, in attracting savings deposits. Westcorp believes it is competitive because it offers a high degree of professionalism and quality in the services it provides through longstanding relationships with borrowers, real estate brokers and motor vehicle dealers.

     The greatest competition for deposits comes from other savings and loan associations, money market funds, commercial banks, credit unions, thrift and loan associations, corporate and government securities and mutual funds. Many of the nation's largest savings and loan associations and other depository institutions are headquartered or have branches in the areas where Westcorp primarily conducts its business. Westcorp competes for deposits primarily on the basis of interest rates paid and quality of service to its customers. Westcorp does not rely on any individual, group or entity for a material portion of deposits. Although the majority of its deposits are placed by depositors in the geographic areas in which Westcorp's branches are located, some are placed by depositors located in other regions across the United States.

     Competition in originating real estate loans comes primarily from other savings and loan associations, commercial banks and mortgage bankers. Westcorp competes for mortgage loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides borrowers. Westcorp believes it offers a high degree of professionalism and quality in the services it provides borrowers and real estate brokers.

     Westcorp faces strong competition in the purchase of motor vehicle dealer generated motor vehicle loans from commercial banks, motor vehicle manufacturer finance subsidiaries, consumer finance companies and credit unions. Westcorp competes for the purchase of such loans on the basis of price and the level of service provided to the respective dealers. Westcorp also depends for its share of a particular dealer's motor vehicle loans on the promptness with which it can process and approve a motor vehicle loan application submitted by the dealer. Westcorp must also compete with dealer rebate and interest rate subsidy programs offered by motor vehicle manufacturer's finance subsidiaries.

                           SUPERVISION AND REGULATION

GENERAL

     The adoption of FIRREA in 1989 substantially restructured the regulatory framework in which Westcorp and the Bank operate. In December 1991, The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") was enacted. FDICIA requires specified regulatory agencies to adopt regulations having broad application to insured financial institutions such as the Bank.

     Set forth below is a discussion of the statutory and regulatory framework for Westcorp as affected by FIRREA and FDICIA and the regulations promulgated thereunder. However, to the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulation or in the policies of various regulatory authorities may have a material effect on the business and prospects of Westcorp and the Bank.

WESTCORP

  The Savings and Loan Holding Company Act

     Westcorp, by virtue of its ownership of the Bank, is a savings and loan holding company within the meaning of the Home Owners' Loan Act, as amended by FIRREA ("HOLA"). FIRREA transferred, with few changes, the provisions of the Savings and Loan Holding Company Act from the National Housing Act to HOLA. Savings and loan holding companies and their savings association subsidiaries are extensively regulated under federal laws.

     As a savings and loan holding company registered with the OTS, Westcorp is subject to its regulations, examination and reporting requirements. Westcorp is a "unitary" savings and loan holding company within the meaning of regulations promulgated by the OTS, and as a result Westcorp is virtually unrestricted in the types of business activities in which it may engage, provided the Bank continues to meet the Qualified Thrift Lender test under HOLA. Although Westcorp intends to remain a unitary savings and loan holding company, if it acquires one or more insured institutions and operates them as separate subsidiaries rather than merging them into the Bank, or if certain other circumstances not currently applicable to Westcorp arise, Westcorp would be treated as a "multiple" savings and loan holding company and could cause additional regulatory restrictions to be imposed on Westcorp. Westcorp does not anticipate that those circumstances will arise unless such institutions are acquired pursuant to a supervisory acquisition and the insured subsidiaries meet the Qualified Thrift Lender test.

     HOLA prohibits a savings and loan holding company, without prior approval of the OTS, from controlling any other savings association or savings and loan holding company.

     Additionally, FIRREA empowers the OTS to take substantive action when it determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of any particular activity constitutes a serious risk to the financial safety, soundness, or stability of such holding company's subsidiary savings association. Thus, FIRREA confers on the OTS oversight authority for all holding company affiliates, not just the Bank. Specifically, the OTS may, as necessary: (i) limit the payment of dividends by the Bank; (ii) limit transactions between the Bank, the holding company and the subsidiaries or affiliates of either; and (iii) limit any activities of the holding company that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the Bank. Any such limits may be issued in the form of regulations, or a directive having the effect of a cease and desist order.

     Savings association subsidiaries of a savings and loan holding company are limited by HOLA in the type of activities and investments in which they may participate if the investment and/or activity involves an affiliate. In general, savings association subsidiaries of a savings and loan holding company are subject to Sections 23A and 23B of the Federal Reserve Act ("FRA") in the same manner and to the same extent as if the savings association were a member bank of the Federal Reserve System. Section 23A of the FRA puts certain quantitative limitations on certain transactions between a bank or its subsidiary and an affiliate, including transactions involving (i) loans or extensions of credit to the affiliate; (ii) the purchase of or investment in securities issued by an affiliate; (iii) purchase of certain assets from an affiliate; (iv) the acceptance of securities issued by an affiliate as security for a loan or extension of credit to any person; or (v) the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Under Section 23B, transactions between a bank or its subsidiary and an affiliate must meet certain qualitative limitations. Such transactions must be on terms at least as favorable to the bank or its subsidiary as transactions with unaffiliated companies. In addition, Section 11 of the HOLA, as amended by FIRREA, also specifically prohibits a savings association subsidiary of the savings and loan holding company from making a loan or extension of credit to an affiliate unless that affiliate is engaged only in activities permitted to bank holding companies under Section 4(c) of the Bank Holding Company Act or from purchasing or investing in the securities of any affiliate (other than a subsidiary of the savings association). The OTS may issue additional restrictions if necessary to protect the safety and soundness of any savings association. The OTS has issued regulations, consistent with the provisions of Sections 23A and 23B, which exclude transactions between a savings association and its subsidiaries from the limitations of those sections, but those regulations also define certain subsidiaries to be affiliates and subject to the requirements of those sections. At the present time, none of the Bank's subsidiaries are within the definition of an affiliate for purposes of those regulations.

     In addition, amendments made by FIRREA and FDICIA require that savings associations comply with the requirements of FRA Sections 22(g) and 22(h), and Federal Reserve Board ("FRB") Regulation O promulgated thereunder, in the same manner as member banks, with respect to loans to executive officers, directors and principal shareholders. As a matter of policy, the Bank does not make loans to executive officers, directors or principal shareholders.

THE BANK

  California Savings Association Law

     As a federally chartered institution, the Bank's investments and borrowings, loans, issuance of securities, payments of interest and dividends, establishment of branch offices and all other aspects of its operations are subject to the exclusive jurisdiction of the OTS, to the exclusion of the California Savings Association Law or regulations of the California Savings and Loan Commissioner.

  Federal Home Loan Bank System

     The Bank is a member of the FHLB System which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility for member institutions. The Bank, as a member of the FHLB System, is required to own capital stock in the FHLB in an amount at least equal to the greater of 1.0% of the aggregate outstanding balance of its loans secured by residential real property or 5.0% of the sum of advances outstanding plus committed FHLB commercial paper lines. The Bank is in compliance with this requirement.

     Since the adoption of FIRREA, the dividends which the Bank has received on its FHLB stock have been significantly reduced as a result of requirements imposed by FIRREA on the FHLB System. Each FHLB is required to transfer a certain portion of its reserves and undivided profits to the Resolution Funding Corporation ("RFC"), the entity established to raise funds to resolve troubled thrifts, to fund a portion of the interest and the principal on RFC bonds and other obligations. Also, each FHLB is required to transfer a percentage of its annual net earnings to the Affordable Housing Program, as defined in FIRREA, which amount is to increase from 6% of the annual net income of each FHLB in 1994 to at least 10% in 1995 and thereafter. Accordingly, it is anticipated that the level of dividends to be received by the Bank from the FHLB will continue to be less than those received prior to the adoption of FIRREA.

  Insurance of Accounts

     The FDIC administers two separate deposit insurance funds for financial institutions: (i) the Savings Association Insurance Fund ("SAIF"), which insures the deposits of associations that were insured by the FSLIC prior to the enactment of FIRREA, and (ii) the Bank Insurance Fund ("BIF"), which insures the deposits of institutions that were insured by the FDIC prior to FIRREA. Thus, commencing in 1989 the deposits of the Bank became insured through the SAIF to the maximum amount permitted by law (currently $100,000).

     During 1993 the Bank was required to pay insurance premiums of $5.0 million. FDICIA requires the FDIC to implement, by January 1, 1994, a risk-based assessment system under which an institution's premiums are based on the FDIC's determination of the relative risk the condition of such institution poses to its insurance fund. In response, the FDIC adopted a transitional rule, effective January 1, 1993, and a final rule, effective January 1, 1994. Under these rules, each insured institution is classified as "well capitalized," "adequately capitalized" or "undercapitalized," using definitions substantially the same as those adopted with respect to the "prompt corrective action" rules adopted by the regulatory agencies under FDICIA. See "Prompt Corrective Regulatory Action." Within each of these classifications, the FDIC has created three risk categories into which an institution may be placed, based upon the supervisory evaluations of the institution's primary federal financial institution regulatory agency and the FDIC. These three categories consist of those institutions deemed financially sound, those with demonstrated weakness that could result in significant deterioration of the institution and risk of loss to the FDIC, and those which pose a substantial probability of loss to the FDIC. Each of these nine assessment categories is assigned an assessment rate ranging from 0.23% to 0.31% of the institutions deposit assessment base. Under these regulations, an institution is precluded from disclosing the risk-based assessment category to which it has been assigned.

     FIRREA established a five year moratorium on conversions from the SAIF to the BIF. The Resolution Trust Corporation Completion Act ("RTCCA"), enacted on December 17, 1993, extended this moratorium until the date on which the SAIF first meets the reserve ratio designed for it. There are several exceptions to this moratorium. Most importantly, a SAIF member may convert to bank charter if the resulting bank remains a SAIF member during the term of the moratorium. Additionally, conversions to bank charter can take place during the moratorium if (i) it affects only an "insubstantial" portion of an institution's total deposits and is approved by the FDIC; (ii) it results from the acquisition of a troubled institution that is in default or in danger of default and is approved by the FDIC and the Resolution Trust Corporation (the "RTC"); or (iii) it results from a merger or consolidation of a bank and a savings association and is approved by the FDIC or the Office of the Comptroller of the Currency (the "OCC"), as well as by the FRB.

     The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which could result in termination of the Bank's deposit insurance.

  Liquidity Requirements

     Under OTS regulations, the Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations and certain corporate debt obligations and commercial paper) equal to at least 5.0% of its average daily balance of net withdrawal accounts and borrowings payable on demand or in one year or less. If at any time the Bank's liquid assets do not at least equal (on an average daily basis for any month) the amount required by these regulations (which requirement may not be set at less than 4.0% nor more than 10.0% of the Bank's net withdrawable accounts plus short term borrowings), the Bank would be subject to various OTS enforcement procedures, including monetary penalties. The Bank must also maintain an average daily balance of short term liquid assets (generally those having maturities of 12 months or less) equal to at least 1.0% of its average daily balance of net withdrawable accounts plus short term debt. At December 31, 1993, the Bank's liquidity and short term liquidity percentages as calculated for the foregoing purposes were 10.3% and 4.7%, respectively. Thus, the Bank was in compliance with these requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity."

  Brokered Deposits

     In June 1992, the FDIC issued regulations under FDICIA that provide for differential regulation relating to brokered deposits based on capital adequacy. Institutions are divided into categories of "well capitalized," "adequately capitalized" and "undercapitalized." Only "well capitalized" institutions may continue to accept brokered deposits without restriction.

     "Adequately capitalized" institutions may accept brokered deposits only if
(i) they first obtain a waiver from the FDIC and (ii) the rate of interest paid on such brokered deposits, at the time such funds are accepted, does not "significantly" exceed (defined as more than 75 basis points) (a) the rate paid on deposits of similar maturity in such institution's normal market area for deposits accepted in the institution's normal market area or (b) the "national rate" paid on deposits of comparable maturity for deposits accepted outside the institution's normal market area. For purposes of these regulations, "national rate" means 120% of the current yield on similar maturity U.S. Treasury obligations or, in the case of a deposit at least half of which is uninsured (institutional or wholesale deposits), 130% of such applicable yield. Furthermore, because the term "deposit broker" is defined to include an "adequately capitalized" association which itself solicits deposits by offering rates of interest that are "significantly" higher (defined as more than 75 basis points) than the prevailing rates offered by other insured associations in the offering association's market area, the interest rate limitations applicable to deposits obtained through third party intermediaries will also apply to deposits obtained by the offering association.

     "Undercapitalized" institutions are prohibited from (i) accepting brokered deposits or (ii) soliciting any deposits by offering rates of interest that are "significantly" higher (defined as more than 75 basis points) than the prevailing rates of interest on insured deposits (i) in such institution's market area or (ii) in the market area in which such deposits would otherwise be accepted. The terms "well capitalized," "adequately capitalized" and "undercapitalized" have the same meanings as under the regulations pertaining to prompt corrective regulatory action described under "Prompt Corrective Regulatory Action."

     At December 31, 1993, the Bank met the capital requirements of a well capitalized association as defined by the regulation. Nonetheless, the Bank does not currently accept brokered deposits as defined by the regulation.

  Regulatory Capital Requirements

     FIRREA includes capital requirements intended to require the owners of savings associations to invest more of their own funds in the associations they control, thus providing a greater incentive for the owners of the associations to limit the risks such associations incur. FIRREA mandated that the OTS promulgate final capital regulations which provide capital standards no less stringent than the capital standards applicable to national banks. Those regulations were adopted by the OTS and became effective on December 7, 1989. Additionally, FIRREA requires that these capital standards contain (i) a leverage limit (core capital) requirement; (ii) a tangible capital requirement; and (iii) a risk-weighted capital requirement.

     FIRREA requires savings associations to maintain "core capital" in an amount not less than 3.0% of adjusted total assets. Core capital is defined in the OTS capital regulations as including, among other things, (i) common stockholders' equity (including retained earnings); (ii) a certain portion of the association's qualifying supervisory goodwill; (iii) noncumulative perpetual preferred stock and related surplus; and (iv) purchased mortgage servicing rights meeting certain valuation requirements ("PMSRs"). FDIC regulations required that the maximum amount of such PMSRs which can be included in core capital and tangible capital not exceed, in the aggregate, an amount equal to 50% of the institutions core capital. Effective March 4, 1994, qualifying intangibles, including PMSRs and purchased credit card relationships ("PCCRs") may be included in core and tangible capital, up to a maximum of 50% of core capital with PCCRs, however, limited to 25% of core capital. At December 31, 1993 the Bank had no PMSRs or PCCRs.

     Effective December 31, 1990, the OCC, the principal national bank regulator, amended its capital regulations by requiring a minimum core capital requirement of 3.0% of adjusted total assets for national banks with a composite 1 rating (the highest rating available) under the CAMEL rating system for national banks and substantially higher core capital requirements for lower rated national banks. It is expected that most national banks will be required to maintain core capital of 4.0% to 5.0% under the new regulation. Because FIRREA generally requires that the capital standards applicable to savings institutions be "no less stringent" than those applicable to national banks, there is a high likelihood that the OTS will impose substantially equivalent requirements, and in April 1991, the OTS proposed to modify the 3.0% of adjusted total assets core capital requirement in the same manner. Under the OTS proposal, only savings associations rated composite 1 under the OTS MACRO rating system will be permitted to operate at the regulatory minimum core capital ratio of 3.0%. For all other savings associations, the minimum core capital ratio will be 3.0% plus at least an additional 100 to 200 basis points, which thus will increase the core capital ratio requirement to 4.0% to 5.0% (or more) of adjusted total assets. In determining the amount of additional core capital any savings institution will be required to maintain, the OTS will assess both the quality of risk management systems and the level of overall risk in each individual savings association through the supervisory process on a case-by-case basis. The OTS has not yet issued a final rule. The OTS may currently impose a higher individual minimum capital requirement on a case-by-case basis. During 1993, the Bank was required by an Agreement with the OTS, (the "OTS Agreement") to maintain core capital of 4.5%. At December 31, 1993, the Bank's core capital was 8.6%. The OTS Agreement was terminated by the OTS effective January 25, 1994. See "Agreement with the Office of Thrift Supervision".

     A savings association must maintain "tangible capital" in an amount not less than 1.5% of adjusted total assets. "Tangible capital" means core capital less any intangible assets (including supervisory goodwill), plus PMSRs and PCCRs to the extent includable in core capital as described above. At December 31, 1993, the Bank's tangible capital was 8.6%.

     A savings institution's investments in and extensions of credit to a subsidiary engaged in any activities not permissible for national banks ("nonincludable subsidiaries") generally are deducted from the institution's core capital and tangible capital in determining compliance with capital standards. This deduction is not required for investments in and extensions of credit to a subsidiary engaged solely in mortgage banking, to certain subsidiaries which are themselves insured depository institutions or, unless the FDIC determines otherwise in the interests of safety and soundness, to a subsidiary which engages in such impermissible activities solely as agent for its customers. The Bank is required to deduct from its core and tangible capital its investments in WCS and Westplan (both equity and extensions of credit), as the former is engaged in residential real estate activities not permitted to national banks, and the latter is engaged in an insurance agency business not permitted to national banks. The amount of the deduction related to WCS is to be phased-in through June 30, 1996, while the amount of the deduction related to Westplan is not subject to a phase-in period. By letter dated December 29, 1992, the OTS approved the inclusion in the Bank's core and tangible capital of its investment in WCS at the 75% level through June 30, 1994, at the 60% level from July 1, 1994 through June 30, 1995, and at the 40% level from July 1, 1995 through June 30, 1996. After July 1, 1996 the Bank will not be permitted to include any of its remaining investment in WCS in its core or tangible capital. At December 31, 1993 the amount of its investment in WCS excluded from the Bank's core and tangible capital was $5.8 million (25% of the investment in that subsidiary)and the amount of its investment in Westplan excluded from core and tangible capital was $2.2 million (100% of the investment in that subsidiary).

     As of December 31, 1993, the Bank's core capital was $186.0 million, exceeding the regulatory requirement of the OTS as set by the OTS Agreement by $88.6 million. The Bank's tangible capital at December 31, 1993 was $186.0 million, exceeding the regulatory requirement of the OTS by $153.5 million.

     The risk-based component of the capital standards requires that an association have total capital equal to 8.0% of risk-weighted assets on and after December 31, 1992. The OTS risk-based capital regulation provides that for assets sold as to which any recourse liability is retained (including on-balance sheet assets related to the assets sold which are at risk) a savings association must hold capital as a part of its risk-based capital requirement equal to the lesser of (i) the amount of that recourse liability or (ii) the risk-weighted capital requirement for assets sold off-balance sheet as though the assets had not been sold. In addition, in the former instance, when calculating the Bank's risk-based capital ratio (a) the value of those on-balance sheet assets which are subject to recourse, to the extent of that recourse liability ("fully-capitalized assets"), is deducted from the Bank's total capital and (b) neither the risk-weighted value of the asset sold off-balance sheet nor the amount of the fully capitalized assets is included in the Bank's total risk-weighted assets. The Bank held $142.2 million of additional risk-based capital at December 31, 1993 as a result of this requirement due to its recourse liability relating to the Bank's grantor trust financings, all of which related to fully capitalized assets. The Bank's risk-based capital ratio at that date was 15.58%.

     The Bank's total risk-weighted assets are determined by taking the sum of the products obtained by multiplying each of the Bank's assets and certain off-balance sheet items by a designated risk-weight. Before an off-balance sheet item can be assigned a risk-weight, it must be converted to an on-balance sheet credit equivalent amount.

     Four risk-weight categories now exist for on-balance sheet assets; a fifth category (of 200% risk-weighing) was deleted by the OTS with the reassignment of these assets to the 100% risk-weighted category. The four risk-weighted categories are:

          CATEGORY 1: Zero percent risk-weight. Includes, among other assets, cash, securities issued by, or backed by the full faith and credit of, the U.S. government including GNMA mortgage-backed securities, notes and obligations issued by either the FSLIC or FDIC and backed by the full faith and credit of the U.S. government, and assets directly and unconditionally guaranteed by the U.S. government or its agencies;

          CATEGORY 2: Twenty percent risk-weight. Includes, among other assets, cash items in the process of collection, mortgage related securities issued or guaranteed by FNMA or FHLMC, mortgages guaranteed by the VA or FHA, obligations collateralized by securities issued or guaranteed by the U.S. government, privately issued mortgage related securities qualifying as such under the Secondary Mortgage Enhancement Act, stock in the FHLB, and claims or balances due from the FHLB, the FRB or from domestic depository institutions;

          CATEGORY 3: Fifty percent risk-weight. Includes, among other assets, qualifying mortgage loans (including certain qualifying residential construction loans) and qualifying multifamily mortgage loans, mortgage related securities backed by qualifying mortgage loans;

          CATEGORY 4: One hundred percent risk-weight. Includes, among other assets, consumer loans (including motor vehicle loans), commercial loans, home equity loans, nonqualifying multifamily mortgage loans, nonqualifying residential construction loans, land loans, investments in fixed assets and premises, and intangible assets including goodwill not deducted from capital and equity investments permissible for both savings associations and national banks.

     Before a risk-weight category can be applied to a consolidated off-balance sheet item, such item must be converted into a credit-equivalent amount by multiplying its face amount by whichever of four conversion factors is appropriate. There is a (i) 100% conversion of direct credit substitutes, including financial guarantees, financial standby letters of credit, assets sold with recourse (unless the full amount of the recourse retained is less than the amount of capital required by the credit-risk component for the total assets sold, in which case the appropriate credit risk component is the full amount of the recourse) and assets sold under an agreement to repurchase; (ii) a 50.0% conversion factor is applied to transaction-related contingencies, such as performance bonds or performance-based standby letters of credit and the unused portions of nonexempt loan commitments; (iii) a 20.0% conversion of trade-related contingencies, such as commercial letters of credit; (iv) a 0% conversion factor applies to the unused portion of exempt loan commitments (those which are unconditionally cancelable, with each draw treated as a separate potential loan to be evaluated) and unused, unconditionally cancelable retail credit card lines. Interest-rate contracts (e.g. swaps, caps, collars, options and forward rate agreements) have special credit equivalent amounts equal to the sum of their current credit exposure plus their potential credit exposure. The risk-weight category to be applied to such amounts in determining the credit risk component would depend on the obligor, but in no event would be higher than 50.0% risk-weight. As of December 31, 1993, the Bank's total risk-weighted assets equaled $1.9 billion.

     Total capital, as defined by OTS regulations, is core capital plus supplementary capital (supplementary capital cannot exceed 100% of core capital) less direct equity investments not permissible to national banks

(subject to a phase-in schedule), reciprocal holdings of depository institution capital investments, and that portion of land loans and nonresidential construction loans in excess of 80.0% loan-to-value ratio. Supplementary capital is comprised of three elements: (i) permanent capital instruments; (ii) maturing capital instruments; and (iii) general valuation loan and lease loss allowance.

     During 1993 the Bank sold $125.0 million of its 8.5% Subordinated Capital Debentures, due 2003 (the "8.5% Debentures"), using the proceeds of that offering to redeem all of its outstanding 11% Subordinated Capital Debentures, due 1999 (the "11% Debentures") and for general corporate purposes. Both the 11% Debentures and the 8.5% Debentures are maturing capital instruments as defined by the OTS capital regulations. Those regulations require that as the maturity date of a maturing capital instrument approaches, a specified amount of that instrument must be deducted from total capital each year. Because the 11% Debentures included a sinking fund obligation along with its May 1, 1999 maturity date, the Bank was permitted as of May 1, 1993 to include only $35.1 million of the $52.0 of those debentures outstanding in its total capital.

     The OTS approved the Bank's application to include the 8.5% Debentures as supplementary capital on August 4, 1993. Following that approval and the subsequent redemption of all of the outstanding 11% Debentures on September 10, 1993, the Bank did include the 8.5% Debentures in its supplementary capital. By the terms of that approval, the amount of the 8.5% Debentures which may be included in supplementary capital may not exceed 40% of the Bank's total capital, and by September 30, 1995, the amount which may be included may not exceed one-third of the Bank's total capital. At December 31, 1993 the $125.0 million of 8.5% Debentures represented 37.5% of the Bank's total capital. Consistent with the OTS capital regulations, the amount of the 8.5% Debentures which may be included as supplementary capital will decrease at the rate of 20% of the amount originally outstanding per year (net of redemptions), commencing on July 1, 1998.

     The OTS has adopted an interest rate risk component to its capital rules, effective January 1, 1994. The new rule establishes a method for determining an appropriate level of capital to be held by savings associations subject to the supervision of the OTS, such as the Bank, against interest rate risk ("IRR"). The new rule generally provides that if a savings association's IRR, calculated in accordance with the rule, exceeds a specified percentage, the savings association must deduct from its total capital an IRR component when calculating its compliance with the risk-based capital requirement.

     Specifically, the rule provides that a savings association's IRR is to be determined by the decline in that association's Net Portfolio Value ("NPV") (i.e. the value of the association's assets as determined in accordance with the provisions of the rule) resulting from a 200 basis point change in market interest rates (increase or decrease, whichever results in a lower NPV) divided by the NPV prior to that change. If that result is a decrease of greater than 2%, the association must deduct from its total capital an amount equal to one-half of the decline in its NPV in excess of 2% of its NPV prior to the interest rate change (the "IRR component"). The reduction of an association's total risk-based capital is effective on the first day of the third quarter following the reporting date of the information used to make the required calculations. The rule also contains provisions (i) reducing the IRR component if the association reduces its IRR by the end of the quarter following the reporting date and (ii) permitting the OTS to waive or defer the IRR component on a showing that the association has made meaningful steps to reduce or control its interest rate risk. Westcorp does not believe it will be required to reduce its total capital by an IRR component at July 1, 1994.

     Any savings association that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on an association's operations and the appointment of a conservator or receiver. The OTS' capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions. The OTS must prohibit asset growth by any institution that is in violation of the foregoing minimum capital requirements, and must require any such institution to comply with a capital directive issued by the OTS. See "Prompt Corrective Regulatory Action".

     In summary, the Bank exceeded the current minimum requirements for core capital, tangible capital and risk-weighted capital as of December 31, 1993. However, the required deductions from capital for its investments in WCS, Westplan and direct real estate investments in facilities in which the Bank uses less than 25% of the available space in its operations are still being phased-in. The Bank's core, tangible and risk-weighted capital ratios at December 31, 1993, on a fully phased-in basis, would be 7.8%, 7.8% and 14.8%, respectively. Accordingly, the Bank meets all of the fully phased-in capital requirements. Westcorp believes that the Bank will continue to meet all of the fully phased-in requirements when required.

  Prompt Corrective Regulatory Action

     FDICIA requires each applicable agency and the FDIC to take prompt corrective action to resolve the problems of insured depository institutions that fall below certain capital ratios. Such action must be accomplished at the least possible long-term cost to the appropriate deposit insurance fund.

     In connection with such action, each agency must promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the adequacy of its regulatory capital level: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The critically undercapitalized level cannot be set lower than 2% of total assets or higher than 65% of the required minimum leverage capital level. In addition to the various capital levels, FDICIA allows an institution' s primary federal regulatory agency to treat an institution as if it were in the next lower category if that agency (1) determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or (2) deems the institution to be engaged in an unsafe or unsound practice.

     At each successive downward level of capital, institutions are subject to more restrictions and regulators are given less flexibility in deciding how to deal with the bank or thrift. For example, undercapitalized institutions will be subject to asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. For significantly undercapitalized institutions, the appropriate agency must require the institution to sell shares in order to raise capital, must restrict interest rates offered by the institution, and must restrict transactions with affiliates unless, in each case, the agency determines that such actions would not further the purposes of the prompt corrective action system. In addition, for critically undercapitalized institutions, the agency must require prior agency approval for any transaction outside the ordinary course of business, and the institution must be placed in receivership or conservatorship unless the appropriate agency and FDIC make certain affirmative findings regarding the viability of the institution (which findings must be reviewed every 90 days).

     FDICIA prohibits any insured institution (regardless of its capitalization category) from making capital distributions to anyone or paying management fees to any persons having control of the institution if after such transaction the institution would be undercapitalized. Any undercapitalized institution must submit an acceptable capital restoration plan to the appropriate agency within 45 days of becoming undercapitalized.

     A capital restoration plan will be acceptable only if each company having control over an undercapitalized institution guarantees that the institution will comply with the capital restoration plan until the institution has been adequately capitalized on an average during each of four consecutive calendar quarters and provides adequate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized or (ii) the amount which is necessary to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time the institution fails to comply with its capital restoration plan.

     The OTS, in conjunction with the other federal financial institution regulatory agencies, adopted regulations defining the five categories of capitalization and implementing a framework of supervisory actions, including those described above, applicable to savings institutions in each category. The regulations provide that a savings association will be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 (i.e., core) risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater and is not subject to any OTS order or directive to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater; has a Tier 1 risk-based capital ratio of 4% or greater and has either (a) a leverage ratio of 4% or greater or (b) a leverage ratio of 3% or greater and is rated composite 1 under the MACRO rating system in the most recent examination of the institution; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, has a Tier 1 risk-based capital ratio that is less than 4%, has a leverage ratio that is less than 4% or, if rated composite 1 under the MACRO rating system in the most recent examination of the institution, has a leverage ratio that is less than 3%; (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%. At December 31, 1993, the Bank met the capital requirements to be considered "well capitalized".

  Loans to One Borrower

     Under FIRREA, the loans-to-one borrower limitations for national banks apply to all savings associations in the same manner and to the same extent as they do to national banks. Thus, savings associations generally are not permitted to make loans to a single borrower in excess of 15% to 25% of the savings associations' unimpaired capital and unimpaired surplus (depending upon the type of loan and the collateral provided therefore), except that a savings association may make loans to one borrower in excess of such limits under one of the following circumstances: (i) for any purpose, in any amount not to exceed $500,000; (ii) to develop domestic residential housing units, in an amount not to exceed the lesser of $30.0 million or 30% of the savings association's unimpaired capital and unimpaired surplus, provided that the association receives the written approval of the OTS to do so (which approval the Bank has not sought) and certain other conditions are satisfied; or (iii) to finance the sale of real property which it owns as a result of foreclosure, providing that no new funds are advanced. In addition, further restrictions on a savings association's loans-to-one borrower authority may be imposed by the OTS if necessary to protect the safety and soundness of the savings association. At December 31, 1993, 15.0% of the Bank's unimpaired capital and unimpaired surplus for loans-to-one borrower purposes was $51.9 million. The largest amount outstanding at December 31, 1993 to one borrower (and related entities) was $17.5 million.

  Equity Risk Investment Limitations

     The Bank generally is not authorized to make equity investments other than investments in subsidiaries. A savings association may not acquire a new subsidiary or engage in a new activity through an existing subsidiary without giving 30 days prior notice to the OTS and the FDIC, and must conduct the activities of the subsidiary in accordance with the regulations and orders of the OTS. Under certain circumstances, the OTS also may order a savings association to divest its interest in, terminate the activities of, or take other corrective measures with respect to, an existing subsidiary.

     The Bank's aggregate investment in service corporations subsidiaries was $9.9 million as of December 31, 1993.

  Qualified Thrift Lender Test

     A Qualified Thrift Lender ("QTL") test was enacted as a part of FIRREA, and was modified by FDICIA. An association that fails to become or remain a QTL must either (i) convert to a bank subject to the banking regulations or (ii) be subject to severe restrictions, including being forbidden to invest in or conduct any activity that is not permissible to both a savings association and a national bank, and certain other restrictions on branching, advances from its Federal Home Loan Bank, and dividends. Effective three years after an association fails to meet its QTL requirements, the association is forbidden from retaining any investment or continuing any activity not permitted for a national bank and must repay promptly all FHLB advances. In addition, companies that control savings associations that fail the QTL test must, within one year of such failure, become a bank holding company subject to the Bank Holding Company Act.

     Under the existing QTL requirements, a savings association's "qualified thrift investments" must equal not less than 65% of the association's "portfolio assets" measured on a monthly basis, in 9 of every 12 consecutive months. Qualified thrift investments include all loans or mortgage-backed securities held by an association which are secured or relate to domestic residential or manufactured housing, as well as FHLB stock and certain obligations of the FDIC and related entities. Certain other investments are included as qualified thrift investments, but are limited to 20% of an association's portfolio assets, including (i) 50% of residential mortgage loans sold by an association within 90 days of their origination, (ii) investments in subsidiaries which derive at least 80% of their revenue from domestic residential or manufactured housing, (iii) subject to certain limitations, 200% of investments relating to "starter homes" or housing and community facilities in "credit-needy areas", (iv) consumer loans in the aggregate of not more than 10% of portfolio assets, and (v) FHLMC and FNMA stock. Portfolio assets are total assets less goodwill and other intangible assets, the value of the association's facilities and the association's liquid assets maintained to meet its liquidity requirements (but not over 20% of its total assets).

     At December 31, 1993 the Bank's percentage of qualified thrift investments to portfolio assets was 87.3%. Westcorp anticipates that the Bank will continue to remain a QTL.

  Dividend Regulations

     The OTS has adopted regulations limiting the amount of capital distributions a savings association may make. The regulation divides savings associations into three tiers; those which meet all of the fully phased-in capital requirements of the OTS both before and after the proposed distribution (Tier 1 Associations), those which meet all of the current capital requirements both before and after the proposed distribution (Tier 2 Associations), and those which fail to meet one or more of the current capital requirements (Tier 3 Associations). Tier 2 Associations are further divided into two levels, based upon the association's degree of compliance with the risk-based capital standard. A Tier 1 Association may make capital distributions in an amount equal to the greater of (i) 100% of its net income for the current calendar year to the date of capital distribution, plus the amount that would reduce by one-half its "surplus capital ratio" (the amount by which the association's total capital-to-risk-weighted assets ratio exceeds its fully phased-in requirement of 8%) at the beginning of the current calendar year (i.e. at the end of the immediately prior calendar year), or (ii) 75% of its net income over the most recent four-quarter period preceding the quarter in which the capital distribution is to be made. A Tier 2 Association may make capital distributions of up to 75% of its net income over the past four-quarter period. A Tier 3 Association may not make any capital distribution without the prior authorization of the OTS. Although Tier 1 and Tier 2 Associations do not need to obtain prior approval to make a capital distribution which complies with the requirements of the OTS regulation, the savings association must file a notice with the OTS at least 30 days in advance of the date on which the distribution is to be made. The OTS has the authority, under the regulation, to preclude a savings association from making capital distributions, notwithstanding its qualification to do so on the above tests, if the OTS determines that the savings association is in need of more than normal supervision, or if the proposed distribution will constitute an unsafe or unsound practice given the condition of the savings association. In addition, a Tier 1 Association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 Association as a result of such determination. A savings association may also apply to the OTS for approval to make a capital distribution even though it does not meet the above tests, or for an amount which exceeds the amount permitted by the express terms of the regulation.

     In addition, another OTS regulation pertaining to holding companies requires that the OTS be given a 30 day advance notice before a savings association subsidiary pays a dividend to its holding company. The notice described above can also constitute the notice for this purpose, if so designated.

     The Bank is a Tier 1 Association. As of the date hereof, under the limitations of the OTS capital distributions regulation, the Bank may pay dividends up to the greater of 100% of its net income since January 1, 1994 plus 50% of its surplus capital or 75% of its net income over the four-quarter period ending December 31, 1993. However, the Bank is also subject to certain limitations on the payment of dividends by the terms of the indenture for its 8.5% Debentures, which limitations are more severe than the OTS capital distribution regulations. Under the most restrictive of those limitations, the greatest capital distribution which the Bank could currently make is $14.7 million. See "Market for Registrant's Common Equity and Related Stockholder Matters -- Dividends." Westcorp did not receive any dividends from the Bank during 1993. The Bank anticipates making quarterly dividend payments to Westcorp during 1994.

  Community Reinvestment Act

     The CRA requires financial institutions regulated by the federal financial supervisory agencies to ascertain and help meet the credit needs of their delineated communities, including low-and moderate-income neighborhoods within those communities, consistent with safe and sound banking practices. The CRA was amended by FIRREA. The FIRREA amendments require that the federal financial supervisory agencies evaluate an institution's CRA performance based on a four tiered descriptive rating system, and that these ratings and written evaluations be made public. The four possible ratings are: (i) Outstanding record of meeting community credit needs; (ii) Satisfactory record of meeting community credit needs; (iii) Needs to improve record of meeting community credit needs; and (iv) Substantial noncompliance in meeting community credit needs.

     Many factors play a role in assessing a financial institution's CRA performance. The institution's regulator must consider its financial capacity and size, legal impediments, local economic conditions and demographics, including the competitive environment in which it operates. The evaluation does not rely on absolute standards and the institutions are not required to perform specific activities or to provide specific amounts or types of credit.

     The Bank received a CRA audit in 1992, which was made public in 1993. The Bank's rating was "outstanding." An institution in this group, the highest possible under the CRA, has an outstanding record of ascertaining and helping to meet the credit needs of its entire delineated community, including low-and moderate-income neighborhoods, in a manner consistent with its resources and capabilities.

     Each year, the Bank prepares a CRA statement for public viewing. This document contains the Bank's CRA strategic plan, CRA notice, ascertainment of community credit needs, marketing and types of credit offered and extended, community outreach activities, geographical distribution and record of opening and closing offices, practices intended to discourage discrimination, community development and a file of public comments.

     The OTS, concurrently with the federal banking regulatory agencies, has proposed to revise the CRA regulations. The proposed procedures are designed to focus on performance rather than process, to promote consistency in assessments, to permit more effective enforcement against institutions with poor performance, and to reduce unnecessary compliance burden while stimulating improved performance. Specifically, the proposed regulations replace the current process-based assessment system with a new evaluation system that would rate institutions based on actual performance in meeting community credit needs. The new system would evaluate the degree to which an institution is providing (i) loans, (ii) branches and other services, and (iii) investments to low and moderate-income areas. The proposed regulations also emphasize the importance of an institution's CRA performance in the corporate application process, and seek to make the regulations more enforceable. The Bank does not believe that its performance, as might be measured by the regulations if they become adopted as proposed will differ materially from its performance under the existing CRA regulations.

  Classification of Assets

     The OTS has adopted a classification system for problem assets of insured institutions. Problem assets are classified as "special mention," "substandard," "doubtful" or "loss," depending on the presence of certain characteristics. An asset will be considered "special mention" when assets do not currently expose a savings association to a sufficient degree of risk to warrant classification but possess credit deficiencies or potential weaknesses deserving management's close attention; an asset is "substandard" if it is inadequately protected by the current capital and paying capacity of the obligor or by the collateral pledged, if any. "Substandard" assets exhibit a well-defined weakness or weaknesses, including the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected or that liquidation would not be timely even if there is little likelihood of loss. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Comparison of Results of Operations -- Provision for Loan and Real Estate Losses."

     Insured institutions are required to classify their own assets and to establish general valuation allowances (reserves) where appropriate. Assets classified as substandard or doubtful may be reviewed by the OTS examiner and valuation allowances may be required to be increased subject to review by the OTS Regional Director. For the portion of assets classified as loss, the OTS permits 100% of the amount classified to be charged off or the establishment of a specific valuation allowance.

     The OTS has proposed that it revise its current asset classification scheme with regard to special mention assets. The OTS is proposing to remove the specific reference to special mention assets from its asset classification regulation, and instead issue regulatory guidance on this topic that will more closely align its treatment of special mention assets with the Interagency Policy Statement on Credit Availability issued by the four federal banking regulatory agencies and the OTS. Basically, the guidance will clarify the supervisory treatment of special mention assets and emphasize that such assets are not considered adversely classified assets. In addition, the OTS is considering removing the specific description of assets classified as "substandard," "doubtful" and "loss" from the regulatory text and providing such descriptions in guidance, as is the practice of the federal banking regulatory agencies. Westcorp does not anticipate that this proposal, when finalized, will result in any increase in its classified assets. As of December 31, 1993 the Bank had established allowances for loan and real estate losses of $43.2 million.

  Insurance Operations

     The insurance subsidiaries of the Bank are subject to regulation and supervision in the jurisdictions in which they do business. The method and extent of such regulation varies, but the insurance laws of most states establish agencies with broad regulatory and supervisory powers. These powers relate primarily to the establishment of solvency standards which must be met and maintained, the licensing of insurers and their agents, the nature and amount of investments, approval of policy forms and rates, and the form and content of required financial statements. The Bank, through its insurance subsidiaries, is also subject to various state laws and regulations covering extraordinary dividends, transactions with insurance subsidiaries and other matters. The Bank is in compliance with these state laws and regulations.

  Consumer Finance Operations

     Westcorp Financial has offices in California, Oregon, Nevada and Arizona. As such it is subject to audit and examination by the OTS, the FDIC, the California Department of Corporations, the Oregon Department of Insurance and Finance and the Arizona Corporation Commission. At December 31, 1993, and as of the date hereof, Westcorp Financial is in compliance with the licensing and operation laws and regulations applicable to each of its offices in these states. The Bank does not guarantee nor is the Bank responsible for the activities of Westcorp Financial in any of these states.

  Investment Powers

     Pursuant to FDICIA, the OTS and the other federal financial institution regulatory agencies promulgated final rules, which became effective March 19, 1993, pertaining to real estate lending standards. Those standards, entitled Interagency Guidelines for Real Estate Lending Policies, require insured institutions to adopt lending policies consistent with the guidelines, including as to loan portfolio management considerations, underwriting standards and loan administration. In particular, the regulation establishes supervisory loan-to-value ("LTV") limits for real property secured loans. Each insured institution is to set its own policy with respect to LTV, but those LTV limits are not to exceed the LTV limits of the guidelines, except as specifically permitted by the guidelines. Generally, the LTV limits are as follows: for raw land, 65%; for land development, 75%; for construction of 1 to 4 family residential housing, 85%, and 80% for other construction loans; and for improved property, 85%. Loans secured by owner occupied 1 to 4 family residences are not subject to a supervisory LTV limit, except that any such loan with a LTV ratio of greater than 90% at origination requires either private mortgage insurance or other readily marketable collateral. The Bank's LTV standards are consistent with these supervisory limitations.

  Accounting Requirements

     FIRREA requires the OTS to establish accounting standards to be applicable to all savings associations for purposes of complying with regulations, except to the extent otherwise specified in the capital standards. Such standards must incorporate generally accepted accounting principles to the same degree as is prescribed by the federal banking agencies for banks or may be more stringent than such requirements. Such standards must be fully implemented by January 1, 1994 and must be phased-in as provided in federal regulations in effect on May 1, 1989.

     Effective April 1, 1990, the OTS adopted a statement of policy which provides guidance regarding the proper classification of, and accounting for, securities held for investment, sale and trading. Securities held for investment, sale or trading may be differentiated based upon an institution's desire to earn an interest yield (held for investment), to realize a holding gain from assets held for indefinite periods of time (held for sale), or to earn a dealer's spread between the bid and asked prices (held for trading). Critical to the proper classification of an accounting for securities as investments is the intent and ability of an institution to hold the securities until maturity. A positive intent to hold to maturity, not just a current lack of intent to dispose, is necessary for securities acquired to be considered to be held for investment purposes. Securities held for investment purposes may be accounted for at amortized cost while securities held for sale are to be accounted for at lower of cost or market and securities held for trading are to be accounted for at market. The Bank believes that its investment activities have been and will continue to be conducted in accordance with the requirements of OTS policies and generally accepted accounting principles.

     The Federal Financial Institutions Examination Council determined in August of 1993 that all federal financial institution regulatory agencies must adopt FAS 115, "Accounting for Certain Investments in Debt and Equity Securities," for fiscal years commencing on or after January 1, 1994. Under FAS 115, savings associations will be required to recognize unrealized gains and losses on "available for sale" securities when measuring shareholders' equity. Several issues are under consideration regarding the implementation of FAS 115 by such institutions. The OTS has not yet determined whether to include this equity component in core capital or as a part of supplementary capital. Also to be resolved is how capital shortfalls produced by market movements should be managed from a regulatory standpoint. The OTS is expected to finalize these issues during 1994. While FAS 115 has not yet been adopted, had it been in effect at December 31, 1993 Westcorp would have recognized an increase in shareholders' equity of approximately $1 million. For additional information see Note U to the Consolidated Financial Statements.

  Annual Examinations

     FDICIA significantly reduces regulatory discretion by mandating the appropriate federal financial institution regulatory agency to conduct a full scope, on-site examination of each insured depository institutions every twelve months. The Bank's last annual examination ended on December 17, 1993.

  FDIC Back-up Enforcement Authority

     The FDIC has the statutory authority under FDICIA to direct an insured institution's principal regulator to take enforcement action, and to take that action itself if the principal regulator fails to act timely, or in an emergency situation.

  Financial Reporting

     FDICIA requires insured institutions to submit independently audited annual reports to the FDIC and the appropriate agency. These publicly available reports must include: (i) annual financial statements prepared in accordance with generally accepted accounting principles and such other disclosure requirements as required by the FDIC or the appropriate agency and (ii) a report, signed by the chief executive officer and the chief financial officer or chief accounting officer of the institution which contains statements, attested to by independent auditors, about the adequacy of internal controls and compliance with laws and regulations. Insured institutions such as the Bank are required to monitor these activities through an independent audit committee.

     FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution.

  Standards for Safety and Soundness

     FDICIA requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) audit underwriting;
(iv) interest rate risk exposure; (v) asset growth; and (vi) compensation fees and benefits. The compensation standards would prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that would provide excessive compensation, fees or benefits or could lead to material financial loss. In addition, the federal banking regulatory agencies are required to prescribe by regulation standards specifying: (i) maximum classified assets to capital ratios; (ii) minimum earnings sufficient to absorb losses without impairing capital; and (iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions and depository institution holding companies.

     The OTS, in conjunction with the federal banking regulatory agencies, has proposed safety and soundness standards to meet the FDICIA requirements. In general, the proposed standards identify emerging safety and soundness problems and ensure that such action is taken to address those concerns before they pose a risk to the deposit insurance fund. More specifically, the proposed rules establish safety and soundness standards addressing (i) Internal Controls and information systems, (ii) Internal audit system, (iii) Loan documentation, (iv) Credit underwriting, (v) Interest rate exposure, (vi) Asset growth, and (vii) Compensation, fees and benefits. In addition, the agencies have proposed standards specifying (i) Maximum ratio of classified assets to capital and (ii) Minimum earnings sufficient to absorb losses without impairing capital. The OTS determined not to propose a minimum ratio of market value to book value for publicly traded equity securities as such ratio would not be a feasible means to achieve the safety and soundness objectives of Congress in enacting the relevant provisions of FDICIA.

     Generally, the standards proposed do not call for savings institutions to meet specific numerical goals. The proposed rules require savings institutions to take specific actions or adopt particular policies or practices designed to reduce safety and soundness concerns. However, the proposed regulations do set a maximum ratio of 1.0 for classified assets to total capital plus general valuation reserves otherwise not includable in total capital. If adopted, the Bank's ratio would have been .55% at December 31, 1993. In addition, the minimum earnings requirement proposed is such earnings over the past four quarters (whether positive or negative) which, if repeated over the next four quarters, will not result in the savings association becoming capital deficient as to any minimum capital requirement.

     In the event the OTS determines that a savings association has failed to satisfy the safety and soundness standards pursuant to the proposed rules, the OTS may, upon requisite notice, require such association to submit a compliance plan that sets forth the steps it will take and the time frame required to correct the deficiency. If the association fails to comply with the OTS request, the OTS may then issue an order, subject to appeal by the association, requiring such association to correct a safety and soundness deficiency or to take or refrain from other actions.

  RTC Restructuring Act and RTCCA

     The RTC's ability to serve as receiver for insolvent thrifts was extended from August 9, 1992 to September 30, 1993 by the RTC Restructuring Act. The RTCCA subsequently extended that period to a date between January 1, 1995 and July 1, 1995, as determined by the Chairman of the Thrift Depositor Protection

Oversight Board. Furthermore the RTC Restructuring Act and the RTCCA restructure the RTC and provide additional funding to carry out the purposes of the RTC.

     The RTC Restructuring Act clarifies that certain qualifying loans made for construction of a residence consisting of one to four dwelling units and certain qualifying loans made for the purchase of multifamily rental and homeowner properties secured by a first lien on a residence consisting of more than four dwelling units are to be included in the 50.0% risk-weighted category in calculating an institution's compliance with its risk-based capital requirements. See "Regulatory Capital Requirements."

  Agreement with the Office of Thrift Supervision

     On May 14, 1992, the Bank entered into the OTS Agreement. The Bank entered into the OTS Agreement at the request of the OTS, based on the belief of the OTS that certain acts and practices of the Bank required corrective action. Pursuant to the terms of the OTS Agreement the Bank took certain corrective actions, including adding William J. Crawford and Stanley E. Foster to its Board of Directors, reorganized its management information systems department, upgraded its internal audit and control functions and implemented a restructuring of its Internal Asset Review Department. In further compliance with the OTS Agreement the Bank reduced its level of classified assets as a percentage of GAAP capital plus general valuation allowances and enhanced its compliance with the need to maintain separate corporate identities as between itself and its subsidiaries. The OTS determined during its most recent regular examination of the Bank, which concluded on December 17, 1993 that the Bank had substantially complied with the requirements of the OTS Agreement and on January 25, 1994 advised the Bank, in writing, that the OTS Agreement was terminated.

  Growth Limitations

     OTS Regulatory Bulletin 3a-1 ("RB 3a-1") prohibits those savings associations subject to its provisions from increasing their total assets from one quarter to the next in excess of an amount equal to the interest credited to their deposits during the quarter without the prior written approval of the institution's Regional Director. The savings associations which are subject to RB 3a-1 are those considered by the OTS as requiring more than normal supervision. As a result of determinations made by the OTS at the Bank's examination completed February 7, 1993, the Bank became subject to RB 3a-1. As a result of determinations made by the OTS at the completion on December 17, 1993 of the Bank's latest examination, the Bank is no longer subject to RB 3a-1. The Bank's activities during 1993 were not adversely affected by its compliance with RB 3a-1.

TAXATION

  Federal Income Tax Provisions

     Westcorp and its subsidiaries file a calendar tax year consolidated federal income tax return.

     The Bank is a savings and loan association for federal tax purposes. Savings and loan associations satisfying certain conditions are permitted under the Code to establish reserves for bad debts and to make annual additions to these reserves which qualify as deductions from income. The Bank is permitted to compute its additions to its bad debt reserve on qualifying real property loans using one of the following two methods: (i) the percentage of taxable income method; or (ii) the experience method. Qualifying real property loans are generally loans secured by an interest in real property and nonqualifying loans are all other loans. The deduction with respect to nonqualifying loans must be computed under the experience method. The Bank intends, when permitted, to compute its annual bad debt reserve deduction for qualifying real property loans under the method which permits the Bank to obtain the maximum allowable deduction.

     Under the experience method, a savings and loan association is permitted to deduct the greater of (i) an amount based on average yearly loan losses over the current and previous five years or (ii) an amount that would increase its reserve to an amount not in excess of the reserve balance at December 31, 1987.

     Under the percentage of taxable income method, as revised by the Act, the Bank may generally deduct an amount equal to 8% of its taxable income, after deducting (i) shareholder distributions included under section

593 of the Internal Revenue Code, (ii) net gains from sales of stocks or tax exempt obligations, (iii) dividends for which a dividend received deduction was allowed, reduced by 8% of the dividend received deduction, and (iv) the capital gain rate differential portion of the lessor of (a) the tax year's net long-term capital gain or (b) the tax year's net long-term capital gain from the sale of property other than stock sales or sales of tax-exempt obligations, as an addition to its bad debt reserve. This amount is then reduced by any addition to the reserve for nonqualifying loans. In addition, the bad debt deduction under the percentage of taxable income method is allowed only to the extent that it does not exceed the amount necessary to increase the accumulated reserve for qualifying real property loans to 6% of such loans at year end. Finally, the bad debt deduction under the percentage of taxable income method when added to the deduction with respect to nonqualifying loans, is limited to the larger of (i) the amount by which 12% of the total deposits and withdrawable accounts at year end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year or (ii) the reserve amount computed using the experience method.

     The allowable deduction under the percentage of taxable income method is available only if at least 60% of the total dollar amount of the Bank's assets are qualifying assets. Qualifying assets include, among other things, cash, U.S. government obligations, certificates of deposit, loans secured by an interest in residential real property and loans made for the payment of expenses of a college or university education. As of December 31, 1993, the Bank exceeds the 60.0% requirement for qualifying assets.

     The net effect of the percentage of taxable income method deduction is that the maximum effective federal income tax rate applicable to a savings and loan association fully able to use this method will be approximately 32.2%, assuming a statutory tax rate of 35%.

     A savings association, such as the Bank, which files its federal income tax return as part of a consolidated group, is required to reduce proportionately its bad debt deduction (if computed under the percentage of taxable income method) for tax losses attributable to activities on non-savings and loan members of the group that are functionally related to the activities of the savings and loan association member of the group. The Bank does not expect this provision to have a significant impact on its otherwise allowable bad debt deduction.

     A savings and loan association which utilizes the percentage of taxable income method is subject to recapture taxes on such reserves if it makes certain distributions to stockholders. Dividends may be paid without the imposition of any tax on the Bank to the extent that the amounts paid as dividends do not exceed the Bank's current or accumulated earnings and profits as calculated for federal income tax purposes. Dividends paid in excess of current and accumulated earnings and profits, distributions in redemption of stock and other distributions with respect to stock such as distributions in partial or complete liquidation, are deemed to be made from the bad debt reserve for qualifying real property loans, to the extent that this reserve exceeds the amount that could have been accumulated under the experience method. The amount of tax that would be payable upon any distribution which is treated as having been from the bad debt reserve for qualifying real property loans is also deemed to have been paid from the reserve to the extent thereof. Management does not contemplate using the reserve in a manner that will create taxable income, but assuming a 35% tax rate, distributions to stockholders which are treated as having been made from the bad debt reserve for qualifying real property loans could result in a federal recapture tax which is approximately equal to one-half of the amount of such distributions, unless offset by net operating losses. In addition, certain large savings and loan associations (including the Bank) are required to recapture their existing bad debt reserves in the event that for any taxable year less than 60% of the association's assets are qualifying assets.

     A savings and loan association is denied any deduction for interest on debt incurred or continued to purchase or carry tax-exempt obligations acquired after August 7, 1986, although an exception is provided for "qualified tax-exempt obligations," which, among other things, must not be issued by an issuer that reasonably anticipates to issue, together with subordinate entities, not more than $10 million of tax-exempt obligations other than private activity bonds during the calendar year. Both bonds qualifying under this exception and certain other bonds acquired after December 31, 1982 and before August 8, 1986, will be permanently subject to the disallowance of 20% of the deduction with respect to interest on indebtedness treated as incurred to purchase or carry tax-exempt bonds.

     Moreover, Westcorp will be subject to the alternative minimum tax if such tax is larger than the regular federal tax otherwise payable. Generally, alternative minimum taxable income is a taxpayer's regular taxable income, increased by the taxpayer's tax preference items for the year and adjusted by computing certain deductions in a special manner which negates the acceleration of such deductions under the regular federal tax. This amount is then reduced by an exemption amount and is subject to tax at a 20% rate. Alternative minimum tax items generally applicable to savings and loan associations include (i) 100% of the excess of a savings and loan association's bad debt deduction over the amount that would have been allowable under the experience method; (ii) interest on certain private activity tax-exempt bonds issued after August 7, 1986; (iii) an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceed its alternative minimum taxable income (computed without regard to this adjustment or the net operating loss deduction); and (iv) a portion of accelerated depreciation on property owned by and used or leased by Westcorp and its subsidiaries. For alternative minimum tax purposes, net operating losses can offset no more than 90% of alternative minimum taxable income. In addition, for taxable years beginning after December 31, 1986 and before January 1, 1996 Westcorp will be subject to an additional environmental tax of .12% of its alternative minimum taxable income with certain adjustments and exclusions.

     As of December 31, 1993, Westcorp had no net operating loss carry-forwards. For net operating losses incurred in taxable years beginning after 1986, there is a 3-year carryback and a 15-year carry-forward period.

     The returns of Westcorp and its subsidiaries and affiliates were examined for the years 1982 and 1983 without material change. The returns of Westcorp for the year 1988 and 1989 are currently under examination.

  California Franchise Tax Provisions

     The California franchise tax applicable to the Bank is a variable rate tax. This rate is computed under a formula which is higher than the rate applicable to nonfinancial corporations because it includes an amount "in lieu" of local personal property and business license taxes paid by nonfinancial corporations (but not generally paid by financial institutions such as the Bank). For taxable year 1993, the total tax rate was set at 11.107%. Under California regulations, bad debts may be treated by savings and loan associations in either of two ways, as debts are ascertained to be worthless in whole or in part or by deducting from income a reasonable reserve addition. The Bank utilizes the latter method, the amount being determined by multiplying loans outstanding at the close of the income year by the ratio of total bad debts sustained to the sum of loans outstanding, using annual averages computed over a three-year or six-year forward period, whichever is greater. The Bank and its subsidiaries file separate tax returns using the combined reporting method.

     The returns of Westcorp and its subsidiaries and affiliates were examined for the years 1984 through 1987. Assessed amounts were paid by the affiliate company. The returns for the years 1988 and 1989 are currently under examination.

     For additional information regarding the federal and state taxes payable by Westcorp, see Note Q to the Consolidated Financial Statements.

EMPLOYEES

     At December 31, 1993, Westcorp had 1,181 full-time and 37 part-time employees. None of these employees is represented by a collective bargaining unit or union, and Westcorp and its subsidiaries believe they have good relations with their respective personnel.

ITEM 2 -- PROPERTIES

     As of December 31, 1993, the Bank owns 21 properties in California and leases an additional 44 properties, 2 of which are located in Oregon, 2 in Nevada and 1 in Arizona. WCS owns one property as well. Neither Westcorp, nor any of its other subsidiaries, has any material properties.

     The executive offices, located at 23 Pasteur Road, Irvine, California are owned by the Bank. The remaining owned and leased properties are used as branch offices, dealer centers, mortgage banking offices, and finance company offices. As of December 31, 1993, the net book value of property and leasehold improvements was approximately $59.7 million. The following table sets forth certain information with respect to offices of Westcorp.

                                                                                     NET BOOK VALUE
                                                                                      OF PROPERTY
                                                                        LEASE        AND LEASEHOLD
                                                                      EXPIRATION      IMPROVEMENTS
                                                                      ----------     --------------
HOME OFFICE:
23 Pasteur Rd.(1)(2)(5)                                      Owned                    $ 16,228,043
BRANCH OFFICES:
Beverly Hills -- 8911 Wilshire Boulevard                    Leased      10/31/96             3,362
Carlsbad -- 2630 El Camino Real                              Owned                       2,862,807
Costa Mesa -- 2000 Harbor Boulevard(3)                       Owned                       1,001,201
Downey -- 9550 East Firestone Boulevard(1)                  Leased      10/31/98            13,278
Encino -- 17323 Ventura Boulevard(1)(2)(4)                  Leased      08/31/98            23,034
Fremont -- 39350 Fremont Boulevard                           Owned                         738,402
Fresno -- 1377 West Shaw Avenue, #A-1                        Owned                         758,609
Glendale -- 320 West Colorado Boulevard                      Owned                       1,396,805
La Mesa -- 7877 Parkway Drive(1)                             Owned                       1,346,004
Laguna Hills -- 27051 Moulton Parkway                        Owned                       7,980,494
Long Beach -- 4501 Pacific Coast Highway(1)                  Owned                         316,716
Mountain View -- 160 El Camino Real East(2)                  Owned                         657,919
Orange -- 1111 East Katella Avenue(1)(3)                     Owned                       2,836,483
Redwood City -- 660 Woodside Road                            Owned                         355,350
Riverside -- 3501 Adams Street                               Owned                         298,269
Sacramento -- 1565 Exposition Boulevard(1)(3)                Owned                         737,313
San Diego -- 12950 Carmel Country Road(1)(4)                Leased      08/31/00            24,407
San Diego -- 3681 Sports Arena Boulevard(1)                  Owned                         270,514
San Jose -- 1077 South Winchester Boulevard(1)(2)            Owned                         660,956
San Rafael -- 950 Northgate Drive(1)                         Owned                       4,407,899
Stockton -- 7337 Pacific Avenue                              Owned                         309,780
Thousand Oaks -- 2920 Thousand Oaks Boulevard(1)             Owned                       4,338,660
Torrance -- 2424 West Sepulveda Boulevard #A                Leased      12/31/98             7,710
Upland -- 300 North Mountain Avenue(1)(3)                    Owned                       1,048,986
Victorville -- 12595 Hesperia Road                           Owned                         964,116
Walnut Creek -- 1575 Treat Boulevard #100(1)(4)             Leased      12/31/97            20,245
DEALER CENTERS:
Cerritos, 10900 East 183rd Street #120                      Leased      07/31/98             2,233
Colton -- 1461 East Cooley Drive, Suite #240                Leased      03/24/97
San Diego -- 5725 Kearny Villa Road(4)                      Leased      06/30/96
Stockton -- 3158 Auto Center Circle, #D                     Leased      06/01/98            10,069
WESTCORP FINANCIAL SERVICES OFFICES:
Irvine -- 16485 Laguna Canyon (home office)                  Owned                      10,019,050
Bakersfield -- 2400 Wible Road, Suite #12 & #13             Leased      02/19/95             7,613
Beaverton, Oregon -- 2790 SW Cedar Hills Boulevard          Leased      02/28/97             2,991
Carlsbad -- 2588 El Camino Real, #J                         Leased      06/07/96             3,845
Concord -- 1855 Gateway Boulevard, Suite #180               Leased      11/01/98             2,633
Covina -- 412 South Citrus                                  Leased       (6)                 4,005
Downey -- 9470 Firestone Boulevard                          Leased      08/14/95             1,830
Fairfield -- 2500 North Texas Street, Suite H               Leased       (6)                 4,114
Fremont -- 39111 Paseo Padre Parkway, Suite #111            Leased      12/31/93             1,380
Fresno -- 4049 North Blackstone, Suite B                    Leased      02/02/95
Glendale -- 425 East Colorado Boulevard, Suite #110         Leased      04/30/94             2,514

                                                                                     NET BOOK VALUE
                                                                                      OF PROPERTY
                                                                        LEASE        AND LEASEHOLD
                                                                      EXPIRATION      IMPROVEMENTS
                                                                      ----------     --------------
Grants Pass, Oregon -- 1883 N.E. 7th Street, Suite H        Leased      12/01/98      $      3,725
Lancaster -- 707 West Lancaster Boulevard                   Leased      07/14/97             1,110
Las Vegas, NV -- 3300 East Flamingo Rd., Suite #23          Leased      12/31/98             3,628
Modesto -- 3600 Sisk Road, Suite #4-J                       Leased      08/30/98
Oxnard -- 2083 North Oxnard Boulevard                       Leased       (6)                10,146
Phoenix, AZ -- 2710 West Bell Road, #1223                   Leased       (6)                 8,500
Portland, OR -- 1724 N.E. 122nd Avenue                      Leased      10/31/98             3,725
Rancho Mirage -- 71511 Highway 111, Suite A                 Leased      02/01/94             2,128
Redding -- 1890 Park Marina Drive, Suite #101               Leased      04/30/94             1,358
Redwood City -- 363 Main Street, Suite A                    Leased      03/01/98             3,963
Reno, NV -- 394 East Moana Lane, Suite #C-3                 Leased      12/01/98             2,995
Riverside -- 10020 Indiana, Suite #3                        Leased      01/31/95             2,947
Roseville -- 151 North Sunrise Avenue, Suite #703           Leased      04/01/94             2,208
Salem, Oregon -- 3872 Center Street, N.E.                   Leased      06/08/98             6,446
Salinas -- 506 East Laurel Drive                            Leased      03/21/96             1,921
San Bernardino -- 1995 South Diners Court                   Leased      12/31/94             2,467
San Diego -- 5531 Clairemont Mesa Boulevard                 Leased      03/30/96
San Jose -- 4300 Stevens Creed Boulevard, Suite #175        Leased      09/14/98
Santa Maria -- 1954 South Broadway, Suite L                 Leased      08/31/98             2,995
Santa Rosa -- 443 Dutton Avenue, Suite #15                  Leased      06/30/94             2,287
Stockton -- 2701 Hammer Lane, Suite #102                    Leased      04/01/94             1,773
Tarzana -- 18455 Burbank Boulevard, Suite #102              Leased      06/14/95               412
Torrance -- 22753 Hawthorne Boulevard                       Leased      01/31/95             2,727
Visalia -- 2917 South Mooney Boulevard                      Leased      05/31/95               902
                                                                                     --------------
          Total                                                                       $ 59,738,002
                                                                                     --------------
                                                                                     --------------

- ---------------

(1) A mortgage banking office is also located at this address.

(2) A dealer center is also located at this address.

(3) A Westcorp Financial Services office is also located at this address.

(4) Branches are leased from companies controlled by a major stockholder.

(5) A branch office is also located at this address.

(6) Leased on month to month term.

ITEM 3 -- LEGAL PROCEEDINGS

     Westcorp is involved as a party to certain legal proceedings incidental to its business. Westcorp believes that the outcome of such proceedings will not have a material effect upon Westcorp's business or financial condition.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Price Range by Quarter

     The common stock of Westcorp began trading in the over-the-counter market on May 5, 1986. On June 17, 1993, Westcorp commenced trading on the New York Stock Exchange (NYSE), identified by the symbol, WES. From January 25, 1988 to June 17, 1993 Westcorp was registered with the American Stock Exchange (AMEX), also identified by the symbol WES. The following table illustrates the high and low sale prices by quarter in 1993 and 1992, as reported by NYSE or AMEX, as applicable, which prices are believed to represent actual transactions:

                                                             1993            1992
                                                          -----------     -----------
                                                          HIGH   LOW      HIGH   LOW
                                                          ----   ----     ----   ----
        First Quarter...................................  $9 3/8  $7 1/8   $15 1/2  $12 3/8
        Second Quarter..................................   9 3/4   7 3/4    13 7/8   10 7/8
        Third Quarter...................................  10 5/8   8 1/4    11 1/8    7 3/8
        Fourth Quarter..................................  11       8 3/4     8 7/8    6 3/4

     There were approximately 1,000 shareholders of Westcorp common stock at December 31, 1993. The number of shareholders was determined by the number of record holders, including the number of individual participants, in security position listings.

  Dividends

     Westcorp paid a $.05 per share cash dividend for each of the four quarters of 1993. Westcorp paid a $.04 per share cash dividend for the first quarter of 1992, and $.05 per share cash dividend for each of the last three quarters of 1992. On February 28, 1994, Westcorp declared a cash dividend of $.075 per share.

     While Westcorp is not restricted in its ability to pay dividends, the Bank is restricted by regulation and by the indenture relating to the Bank's subordinated debentures as to the amount of funds which can be transferred to Westcorp in the form of dividends. Under the most restrictive of these terms, on December 31, 1993, the maximum dividend the Bank could declare would be $14.7 million. The Bank must notify the OTS of its intent to declare cash dividends 30 days before declaration, and may not pay a dividend or make a loan to Westcorp for any purpose to the extent Westcorp engages in any activity not permitted for a bank holding company. During 1993, the Bank did not pay any dividends to Westcorp. The Bank anticipates making quarterly dividend payments to Westcorp during 1994.

ITEM 6 -- SELECTED FINANCIAL DATA

                                                                DECEMBER 31,
                                       --------------------------------------------------------------
                                          1993         1992         1991         1990         1989
                                       ----------   ----------   ----------   ----------   ----------
                                                         (IN THOUSANDS OF DOLLARS)
FINANCIAL SUMMARY
Assets Loans:
  Consumer(1)........................  $  230,351   $  354,201   $  378,140   $  818,645   $  956,171
  Real estate(2).....................   1,326,797    1,571,628    1,727,240    1,645,297    1,359,089
Mortgage-backed securities...........      94,567      107,757      189,182      182,760      216,780
Investments and time deposits(3).....     273,526      219,368      153,462      131,642      179,820
Cash and other assets................     247,018      266,541      241,017      190,936      178,242
                                       ----------   ----------   ----------   ----------   ----------
          Total Assets...............  $2,172,259   $2,519,495   $2,689,041   $2,969,280   $2,890,102
                                       ----------   ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------   ----------
          Liabilities Deposits.......  $1,357,058   $1,682,897   $1,814,938   $1,756,780   $1,410,991
Public Debt Offerings(4).............     142,496      295,029      271,422      426,033      653,213
FHLB advances and other borrowings...     254,822      216,234      297,283      617,189      651,215
Other liabilities....................     212,768      164,637      145,057       28,340       44,059
                                       ----------   ----------   ----------   ----------   ----------
          Total Liabilities..........   1,967,144    2,358,797    2,528,700    2,828,342    2,759,478
Shareholders' equity.................     205,115      160,698      160,341      140,938      130,624
                                       ----------   ----------   ----------   ----------   ----------
Total liabilities and shareholders'
  equity.............................  $2,172,259   $2,519,495   $2,689,041   $2,969,280   $2,890,102
                                       ----------   ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------   ----------
OTHER SELECTED FINANCIAL DATA
Average assets.......................  $2,279,393   $2,568,899   $2,843,993   $2,984,854   $2,708,954
Return on average assets.............        0.56%        0.09%        0.74%        0.39%        0.34%
Average shareholders' equity.........  $  182,999   $  167,494   $  150,375   $  137,412   $  128,059
Return on average shareholders'
  equity.............................        7.04%        1.35%       14.01%        8.50%        7.22%
Equity-to-Assets Ratio...............        9.44         6.38         5.96         4.75         4.52
Originations:
  Consumer loans.....................  $  829,181   $  673,473   $  604,069   $  544,975   $  546,644
  Real estate loans..................  $  913,103   $  597,809   $  520,306   $  544,848   $  613,980
Interest rate spread.................        2.48%        2.91%        3.17%        2.99%        2.41%
Number of retail branch offices......          26           27           26           24           21

- ---------------

(1) Net of unearned discount, and including loans available for sale of $101,724,718 at December 31, 1993.

(2) Net of undisbursed loan proceeds, and including loans available for sale of $199,006,560 at December 31, 1993.

(3) Includes investments available for sale of $118,001,821 at December 31, 1993.

(4) Includes bonds outstanding issued by finance subsidiaries of the Bank, subordinated debentures issued by the Bank which are included as part of risk-based capital and commercial paper issued by the Bank.

                                                                DECEMBER 31
                                       --------------------------------------------------------------
                                          1993         1992         1991         1990         1989
                                       ----------   ----------   ----------   ----------   ----------
                                                           (DOLLARS IN THOUSANDS)
Interest income......................  $  157,946   $  212,353   $  288,305   $  329,926   $  295,217
Interest expense.....................     101,203      137,954      200,402      242,067      226,554
                                       ----------   ----------   ----------   ----------   ----------
          Net interest income........      56,743       74,399       87,903       87,859       68,663
Provision for loan losses............      22,584       34,271       24,562       19,573       13,586
                                       ----------   ----------   ----------   ----------   ----------
Net interest income after provision
  for loan losses....................      34,159       40,128       63,341       68,286       55,077
Other income.........................      73,839       32,865       37,645       14,305       11,281
Other expenses.......................      83,625       69,354       65,315       62,838       52,405
                                       ----------   ----------   ----------   ----------   ----------
          Income before income taxes
            and extraordinary loss...      24,373        3,639       35,671       19,753       13,953
Income taxes.........................      10,386        1,384       14,597        8,067        4,701
                                       ----------   ----------   ----------   ----------   ----------
          Income before extraordinary
            loss.....................      13,987        2,255       21,074       11,686        9,252
Extraordinary loss, net of applicable
  income tax benefit of $811(1)......      (1,113)
                                       ----------   ----------   ----------   ----------   ----------
Net Income...........................  $   12,874   $    2,255   $   21,074   $   11,686   $    9,252
                                       ----------   ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------   ----------
Book value per share at December
  31(1)..............................  $     9.37   $     9.14   $     9.21   $     8.12   $     7.61
Weighted average number of shares and
  common share equivalents...........  19,807,092   17,684,451   17,496,372   17,381,682   17,301,813
Income before extraordinary item.....  $     0.71   $     0.13   $     1.20   $     0.67   $     0.53
Extraordinary loss due to redemption
  of subordinated debentures.........       (0.06)
                                       ----------   ----------   ----------   ----------   ----------
Net income per share(2)..............  $     0.65   $     0.13   $     1.20   $     0.67   $     0.53
                                       ----------   ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------   ----------
Dividends............................  $     0.20   $     0.19   $     0.13   $     0.12   $     0.10
Dividend Payout Ratio................      30.77%      146.15%       10.83%       17.91%       18.87%

- ---------------

(1) During the third quarter of 1993, the Bank redeemed its 11% Subordinated Capital Debentures due 1999 at a loss. See Note K to the financial statements.

(2) Gives effect to 4 1/2 to 1 stock split effective March 14, 1986, the issuance of 5.1 million shares of new common stock in 1986, a 5% stock dividend in 1991 and the issuance of 4.3 million shares of common stock in 1993.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto.

OVERVIEW

     Westcorp originated record levels of motor vehicle loans and single family residential loans during 1993 in spite of the continued recessionary environment. Specifically, Westcorp originated consumer and real estate loans of $829 million and $913 million, respectively, during 1993. This compared to $673 million and $598 million, respectively, during 1992, an overall increase of 37% over 1992's record combined origination level of $1.3 billion. Westcorp continued its ongoing program of motor vehicle and real estate loan sales and securitizations. During 1993, Westcorp sold or securitized $778 million of consumer loans and $804 million of real estate loans compared to $450 million and $385 million, respectively, in 1992.

     Westcorp continued to focus on improving asset quality and experienced a 27% decline in nonperforming assets to $75 million at year-end 1993 compared to $102 million at the end of 1992. Westcorp's capital was also enhanced by completing an offering of 4.3 million shares of common stock and issuing $125 million of subordinated debentures through the Bank. At the end of 1993, Westcorp's equity to assets ratio stood at 9.4% compared to 6.4% at December 31, 1992 and total assets at the end of 1993 totalled $2.2 billion compared to $2.5 billion at the end of 1992. In addition, the Bank's tangible, core, and risk-based capital of 8.6%, 8.6% and 15.6%, respectively, exceeded all regulatory capital requirements. Subsequent to December 31, 1993, the OTS Agreement was also terminated as it was determined by the OTS that the Bank had complied with its terms in all material respects.

RESULTS OF OPERATIONS

  General

     Westcorp's net income was $12.9 million for the year ended December 31, 1993 compared to $2.3 million for the year ended December 31, 1992 and $21.1 million for the year ended December 31, 1991. The increase in net income for the year ended December 31, 1993 compared to 1992 was primarily attributable to lower provisions for loan and real estate losses and higher loan servicing income, offset by lower net interest income. The decrease in net income in 1992 relative to 1991 was the result of higher provisions for loan and real estate losses combined with lower net interest margins in the real estate portfolio. Provisions for loan and real estate losses were $22.6 million in 1993 compared with $34.3 million and $24.6 million in 1992 and 1991, respectively. Westcorp is continuing to provide loan loss reserves deemed necessary to absorb potential losses in the loan portfolio.

     Westcorp's loan portfolio decreased 26.0% between 1991 and 1993, from $2.1 billion at December 31, 1991 to $1.9 billion and $1.6 billion at December 31, 1992 and December 31, 1993, respectively. Offsetting this decrease, loans outstanding originated by Westcorp and sold to others with servicing retained increased 85% between 1991 and 1993, to $2.2 billion at December 31, 1993 compared to $1.4 billion and $1.2 billion at December 31, 1992 and 1991, respectively. During 1993, Westcorp generated $35.9 million in loan servicing fees compared to $22.8 million and $8.8 million in 1992 and 1991, respectively. Gains on the sale of such loans increased to $18.6 million in 1993 as compared to $11.8 million and $7.3 million in 1992 and 1991, respectively.

NET INTEREST INCOME

     The net interest income of Westcorp depends upon the difference between the income it receives from its interest-earnings assets and its cost of funds, which difference is, in turn affected significantly by, first, the spread between yields earned by Westcorp on its interest-earning assets and the rates of interest paid by Westcorp on its interest-bearing liabilities (referred to as interest rate spread), second, the relative amounts of Westcorp's interest-earning assets and interest-bearing liabilities and, third, a combination of the first two. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

     The following table sets forth certain information regarding changes in interest income and interest expense of Westcorp for the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in average portfolio volume multiplied by prior period average rate), (ii) changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance), and (iii) the combined effect of changes in rates and volume (change in weighted average interest rate multiplied by change in average portfolio balance).

                                                   1993 COMPARED TO 1992                      1992 COMPARED TO 1991
                                          ----------------------------------------   ---------------------------------------
                                                                 RATE/                                     RATE/
                                           VOLUME      RATE     VOLUME     TOTAL      VOLUME      RATE     VOLUME    TOTAL
                                          --------   --------   -------   --------   --------   --------   ------   --------
                                                                        (DOLLARS IN THOUSANDS)
Interest income:
  Investment securities.................  $  3,139   $   (421)  $ (337)   $  2,381   $ (1,267)  $   (782)  $ 170    $ (1,879)
  Other investments.....................       761         79       33         873        377     (2,041)   (187)     (1,851)
  Mortgage-backed securities............    (4,683)    (2,710)   1,047      (6,346)    (3,796)    (3,031)    476      (6,351)
  Total loans:
    Consumer loans......................    (8,209)       177      (24)     (8,056)   (36,384)       506    (261)    (36,139)
    Real estate loans...................   (21,437)   (23,431)   3,541     (41,327)        19    (32,699)     16     (32,664)
                                          --------   --------   -------   --------   --------   --------   ------   --------
        Total interest earning assets...  $(30,429)  $(26,306)  $4,260     (52,475)  $(41,051)  $(38,047)  $ 214     (78,884)
Interest expense:
  Savings deposits......................  $(10,131)  $(14,244)  $1,587     (22,788)  $ (1,730)  $(31,931)  $ 411     (33,250)
  Public debt offerings.................      (862)      (720)      49      (1,533)   (13,281)    (3,396)  1,512     (15,165)
  FHLB advances.........................   (13,939)     3,434   (1,986)    (12,491)   (14,324)       447    (156)    (14,033)
  Repurchase agreements.................                            60          60
                                          --------   --------   -------   --------   --------   --------   ------   --------
Total interest bearing liabilities......  $(24,932)  $(11,530)  $ (290)    (36,752)  $(29,335)  $(34,880)  $1,767    (62,448)
                                          --------   --------   -------   --------   --------   --------   ------   --------
                                          --------   --------   -------              --------   --------   ------   --------
Net change in net interest income.......                                  $(15,723)                                 $(16,436)
                                                                          --------                                  --------
                                                                          --------                                  --------

     Net interest income in 1993 was $56.7 million compared with $74.4 million in 1992 and $87.9 million in 1991. The decrease in net interest income resulted from a decrease in both the amount of interest earning assets and a decrease in the interest rate spread in 1993, offset by a decrease in interest bearing liabilities. The decrease in interest earning assets to $1.9 billion for 1993 compared with $2.2 billion for 1992 and $2.4 billion for 1991 is primarily attributable to ongoing consumer and real estate loan sales and increased real estate loan payoffs. The loan sales are part of Westcorp's strategy of securitizing its loans. See "Business--Loan Sales and Securitizations." Increased real estate loan payoffs and mortgage-backed securities reductions during 1993 occurred as borrowers took advantage of low interest rates to refinance home mortgages. The Bank elected to not replace these loans with new portfolio loans, but to concentrate on originating loans for sale. See "Business -- Loan Sales and Securitizations". The decrease in interest bearing liabilities resulted primarily from a decrease in deposits due to a pricing strategy aimed at reducing the deposit base commensurate with the lower asset base.

     Since 1990, interest rates have generally declined for Westcorp's interest-earning assets. This decline correlates with overall market interest rate decline. Average yield on interest earning assets decreased to 7.82% for the year ended December 31, 1993 from 9.0%, and 10.9% for the years ended 1992 and 1991, respectively. The yield on the real estate portfolio at December 31, 1993 was 7.2% compared to 8.6% and 10.5% for the years ended December 31, 1992 and 1991, respectively. Consumer loan rates, which are less sensitive to market conditions, were 13.3% for the year ended December 31, 1993 compared to 13.2% for the years ended December 31, 1992 and 1991.

     The decrease in interest income is primarily the result of an increase in nonaccrual and foreclosed loans and consistent decreases in the 11th District Cost of Funds Index ("COFI") during each month of 1993. The continuing deterioration of the California real estate market has led to higher levels of nonaccrual loans and foreclosed assets. Interest income was reduced by $1.2 million in 1993 compared to $8.1 million in 1992 and $2.9 million in 1991. The decrease in COFI was reflected in a decrease in interest earned on interest earning assets, especially for loan rates which were indexed to COFI, and adjustable rate mortgages in particular.

     These yield declines have been offset to some degree by decreases in interest costs, particularly in the savings deposit portfolio. Westcorp's average cost of funds declined to 5.3% for the year ended December 31, 1993 from 6.1% and 7.7% in the years of 1992 and 1991, respectively. The cost of savings deposits for the year ended December 31, 1993 was 4.8% compared to 5.6% and 7.3% for the years ended December 31, 1992 and

1991, respectively. Other short-term interest costs, such as those for commercial paper have experienced similar reductions.

     The cost of FHLB advances during this period has not fallen as quickly because FHLB advances are fixed rate and have longer maturities. The cost of debt (including those characterized as public debt offerings) has remained high primarily due to the 11% Debentures of approximately $52.0 million which were outstanding for most of the year. The weighted average interest cost for other public offerings during 1993 was 7.5% compared to 7.9% and 8.9% for 1992 and 1991, respectively. The decreases are chiefly the result of replacing the issuance of on-balance sheet collateralized bonds with sales of consumer loans in the secondary market beginning in late 1990 as well as the issuance of 8.5% Debentures in 1993 replacing the 11% Debentures previously outstanding.

     The interest rate spread was 2.5% during 1993 compared to 2.9% and 3.2% during 1992 and 1991, respectively. The following tables present the average interest bearing balances, interest, yield on assets, rates on liabilities and the spread between the combined average yields earned on interest earning assets and average rates paid on interest bearing liabilities for the periods indicated. Average balances are determined on a daily basis.

                                                              FOR THE YEAR ENDED DECEMBER 31,
                            ----------------------------------------------------------------------------------------------------
                                         1993                               1992                               1991
                            ------------------------------     ------------------------------     ------------------------------
                             AVERAGE                YIELD/      AVERAGE                YIELD/      AVERAGE                YIELD/
                             BALANCE     INTEREST    RATE       BALANCE     INTEREST    RATE       BALANCE     INTEREST    RATE
                            ----------   --------   ------     ----------   --------   ------     ----------   --------   ------
                                                                   (DOLLARS IN THOUSANDS)
Interest earning assets:
  Investment securities...  $  106,705   $  6,328    5.93 %    $   59,424   $  3,947    6.64 %    $   75,955   $  5,826    7.67 %
  Other investments.......      81,015      3,190    3.94          60,988      2,317    3.80          55,920      4,168    7.45
  Mortgage-backed
    securities............     100,890      5,788    5.74         164,270     12,134    7.39         195,551     17,485    8.94
  Total loans(1):
    Consumer loans........     293,820     39,017   13.28         355,872     47,073   13.23         632,561     83,212   13.15
    Real estate loans.....   1,436,468    103,623    7.21       1,685,736    144,950    8.60       1,685,547    177,614   10.54
                            ----------   --------   ------     ----------   --------   ------     ----------   --------   ------
      Total interest
        earning assets....   2,018,898    157,946    7.82       2,326,290    210,421    9.04       2,645,534    288,305   10.90
Non interest-earning
  assets:
  Premises and equipment
    and real estate
    owned.................     134,601                            143,945                            135,269
  Other assets............     169,899                            135,080                             90,927
  Less allowance for loan
    losses................      44,005                             36,416                             27,737
                            ----------                         ----------                         ----------
        TOTAL.............  $2,279,393                         $2,568,899                         $2,843,993
                            ----------                         ----------                         ----------
                            ----------                         ----------                         ----------
Interest bearing
  liabilities:
  Savings deposits........  $1,598,585     76,316    4.77      $1,780,484     99,103    5.57      $1,804,056    132,353    7.34
  Public debt offerings...     178,553     13,342    7.47         189,546     14,875    7.85         339,622     30,040    8.85
  FHLB advances and other
    borrowings............     116,930     11,485    9.82         279,210     23,976    8.59         447,933     38,009    8.49
  Repurchase agreements...       2,146         60    2.80
                            ----------   --------   ------     ----------   --------   ------     ----------   --------   ------
      Total interest
        bearing
        liabilities.......   1,896,214    101,203    5.34       2,249,240    137,954    6.13       2,591,611    200,402    7.73
Liabilities and
  Shareholder's Equity
  Non Interest-bearing
    liabilities:
    Unearned insurance
      premiums and
      insurance
      reserves............       5,413                              5,784                              5,894
    Other liabilities.....     194,767                            146,381                             96,113
Shareholders' equity......     182,999                            167,494                            150,375
                            ----------                         ----------                         ----------
        TOTAL.............  $2,279,393                         $2,568,899                          2,843,993
                            ----------   --------   ------     ----------   --------   ------     ----------   --------   ------
                            ----------                         ----------                         ----------
Net interest income and
  interest rate spread....               $ 56,743    2.48 %                 $ 72,467    2.91 %                 $ 87,903    3.17 %
                                         --------   ------                  --------   ------                  --------   ------
                                         --------   ------                  --------   ------                  --------   ------
Net yield on average
  interest earning
  assets..................                           2.81 %                             3.12 %                             3.32 %
                                                    ------                             ------                             ------
                                                    ------                             ------                             ------

- ---------------

(1) For the purposes of these computations, nonaccruing loans are included in the average loan amounts outstanding.

     The following table sets forth the weighted average interest rate on Westcorp's interest earning assets, the weighted average rates paid on Westcorp's interest bearing liabilities and the resultant interest rate spread as of each of the three years ended December 31, 1993, 1992, and 1991.

                                                                    DECEMBER 31,
                                                              -------------------------
                                                              1993      1992      1991
                                                              -----     -----     -----
        Weighted average rate on:
          Investments and time deposits.....................   4.16%     6.63%     8.13%
          Mortgage-backed securities........................   5.40      6.44      8.39
          Total loans:
             Consumer loans.................................  12.44     12.88     13.78
             Real estate loans..............................   7.07      7.83      9.58
                                                              -----     -----     -----
             Weighted average yield on interest earning
               assets.......................................   7.19      8.52      9.95
        Weighted average rate paid on:
          Savings deposits..................................   4.48      5.15      6.46
          Public debt offerings.............................   8.82      5.55      8.02
          FHLB advances and other borrowings................   5.50      7.36      8.22
                                                              -----     -----     -----
             Weighted average rate paid on interest bearing
               liabilities..................................   4.98      5.41      6.85
                                                              -----     -----     -----
        Interest rate spread................................   2.21%     3.11%     3.10%
                                                              -----     -----     -----
                                                              -----     -----     -----

     Westcorp's ability to maintain a positive spread during periods of fluctuating interest rates is determined principally by the relative maturities of its interest-earning assets and interest-bearing liabilities, and the relative repricing mechanisms of its interest sensitive assets and liabilities. Synchronizing the repricing of an institution's liabilities and assets to minimize interest rate risk is commonly referred to as "gap management." "Negative gap" occurs when an institution's liabilities reprice more rapidly than its assets and "positive gap" occurs when an institution's assets reprice more rapidly than its liabilities.

     As a result of Westcorp's practice of matching its rate sensitive liabilities with rate sensitive assets, it had a "positive gap" of 19.4% at December 31, 1993 for assets and liabilities having an interest rate maturity of one year or less and 14.2% for assets and liabilities having an interest rate maturity of three years or less. At December 31, 1993, over 86% of Westcorp's interest earning assets had interest rate maturities of under three years.

     Westcorp's asset/liability management strategy is to match its loan products against interest-bearing liabilities with similar repricing characteristics and durations. As part of this strategy, Westcorp has continued to originate fixed-rate consumer loans for securitization and sale in the secondary market. These securitizations allow Westcorp to match assets and liabilities and reduce interest rate risk on this portfolio. Westcorp has also continued to sell fixed-rate mortgage loans in the secondary market in response to these market changes. See "Business -- Loan Originations, Sales and Securitizations." Westcorp also manages its exposure to interest rates by originating ARMs and by match funding fixed rate real estate loans with advances from the FHLB. Westcorp has also introduced loan products tied to current market interest indices such as LIBOR, Treasury and the Federal Cost of Funds Index to reduce the exposure associated with loan products tied to the COFI, which is a lagging market index.

     During 1993, Westcorp maintained a positive interest spread despite fluctuations in general interest rates as a result of the short interest rate maturities of its loan portfolio adjusting almost as frequently as its liabilities to changes in interest rates. Westcorp's ability to maintain a positive gap is significantly affected by changes in interest rates due, among other factors, to (i) the lagging nature of the index on which interest rate adjustments on a large percentage of Westcorp's interest earning assets are based, (ii) the fact that Westcorp's interest earning assets and interest bearing liabilities reprice at different times, (iii) the effect of interest rate caps on its assets, (iv) the fact that interest rates on such assets and liabilities may respond to different economic, market and competitive factors,
(v) the fact that sustained high levels of interest rates may adversely affect real estate loans, motor vehicle loans and lending markets in general, and (vi) the fact that sustained low levels of interest rates may increase the difficulty of originating ARMs as well as increase loan prepayments, which prepayments may be reinvested at lower interest rates.

     The following table illustrates the projected interest rate maturities, based upon certain assumptions regarding the major asset and liability categories of Westcorp at December 31, 1993. Prepayment and decay assumptions for mortgage loans and savings accounts are developed using both industry averages as provided by the OTS and Westcorp's own prepayment experience. For Westcorp's mortgage loans, the prepayment assumptions range from 7% to 29% of loans prepaying per year depending upon the interest rate, type of loan and contractual repricing terms. For passbook and money market deposit accounts Westcorp uses a rate of 14% to 79% decay per year depending upon the characteristics of each type of account. The interest rate sensitivity of Westcorp's assets and liabilities illustrated in the following table could vary substantially if different assumptions were used or actual experience differs from the assumptions set forth. Although Westcorp's investment securities and mortgage-backed securities are classified as available for sale, they are presented in the repricing categories relative to their respective stated maturities adjusted for any appropriate prepayment assumptions. Loans available for sale are presented as repricing within three months based on management's intent relative to these assets.

                                                                        AFTER       AFTER
                                                            AFTER     ONE YEAR      THREE        AFTER
                                                          3 MONTHS     THROUGH      YEARS      FIVE YEARS    AFTER
                                               WITHIN      THROUGH      THREE      THROUGH      THROUGH       TEN
                                              3 MONTHS    ONE YEAR      YEARS     FIVE YEARS   TEN YEARS     YEARS       TOTAL
                                             ----------   ---------   ---------   ----------   ----------   --------   ----------
                                                                            (DOLLARS IN THOUSANDS)
Interest earning assets:
  Investment securities available for
    sale...................................               $  19,907   $   5,000    $ 89,168    $   1,680    $  2,247   $  118,002
  Other investments........................  $  137,858         100                                                       137,958
  Mortgage-backed securities available for
    sale...................................      88,826       3,721         323         272          570         855       94,567
  Total loans:
    Consumer loans(1)......................      18,390      43,744     100,213      53,864       13,995         145      230,351
    Real estate loans:
      Adjustable interest rate mortgage
        loans(2)...........................     917,204     179,886      15,295       4,682        6,138         540    1,123,745
      Fixed rate mortgage loans(2).........       9,346      25,016      57,051      36,153       54,100       4,591      186,257
      Construction loans(2)................      16,795                                                                    16,795
                                             ----------   ---------   ---------   ----------   ----------   --------   ----------
    Total interest earning assets..........   1,188,419     272,374     177,882     184,139       76,483       8,378    1,907,675
Interest bearing liabilities:
  Savings deposits:
    Passbook/statement accounts(3).........       6,893      19,800      46,068      28,616       42,567      18,242      162,186
    Money market deposit accounts(3).......         227         546         233          89           54                    1,149
    Certificate accounts(4)................     369,007     456,256     200,574     167,658          228                1,193,723
  FHLB advances(4).........................       5,000      32,000      44,000      32,000       13,000                  126,000
  Other borrowings(4)(5)...................     132,320      16,756         223         204      121,815                  271,318
                                             ----------   ---------   ---------   ----------   ----------   --------   ----------
    Total interest bearing liabilities.....     513,447     525,358     291,098     228,567      177,664      18,242    1,754,376
                                             ----------   ---------   ---------   ----------   ----------   --------   ----------
Excess interest bearing assets
  (liabilities)............................  $  674,972   $(252,984)  $(113,216)   $(44,428)   $(101,181)   $ (9,864)  $  153,299
                                             ----------   ---------   ---------   ----------   ----------   --------   ----------
                                             ----------   ---------   ---------   ----------   ----------   --------   ----------
Cumulative excess..........................  $  674,972   $ 421,988   $ 308,772    $264,344    $ 163,163    $153,299   $  153,299
                                             ----------   ---------   ---------   ----------   ----------   --------   ----------
                                             ----------   ---------   ---------   ----------   ----------   --------   ----------
Cumulative differences as a percentage of
  total assets.............................       31.07%      19.43%      14.21%      12.17%        7.51%       7.06%        7.06%

- ---------------

(1) Based on contractual maturities adjusted by Westcorp's historical prepayment rate.

(2) Based on interest rate repricing adjusted for projected prepayments.

(3) Based on assumptions established by the OTS.

(4) Based on contractual maturity.

(5) The motor vehicle loan collateralized bonds are amortized based on the scheduled payments of the collateral.

PROVISIONS FOR LOAN AND REAL ESTATE LOSSES

     Valuation allowances for estimated losses on loans and real estate are determined by taking into consideration several factors, including, but not limited to, general economic conditions in the markets Westcorp serves, historical losses, delinquency, individual loan reviews and levels of nonperforming loans and assets relative to reserve levels.

     The allowance for loan losses ("ALL") decreased from $40.7 million at December 31, 1992 to $39.7 million at December 31, 1993. The provision for loan losses totaled $22.6 million during 1993 offset by net charge-offs totaling $23.6 million. This was a decrease in provisions of $11.7 million and $2.0 million compared to 1992 and 1991 respectively. This balance reflects Westcorp's reduction in nonperforming loans during 1993. Westcorp believes that the ALL, which is 124.2% of nonperforming loans, 166.1% of loans past due 60 days or more and 2.55% of total loans, is currently adequate to absorb potential losses in the portfolio.

     The allowance for real estate losses totaled $3.5 million at December 31, 1993 compared to $20.2 million at December 31, 1992. The allowance for real estate losses decreased $16.7 million during 1993 due primarily to the charge-offs taken in the first quarter of 1993 related to certain properties for which specific reserves were provided in the fourth quarter of 1992. In addition, Westcorp's inventory of real estate (including REO acquired through foreclosure, insubstance foreclosures, and real estate held for investment or development) declined 50.0% to $47.5 compared to $94.9 at December 31, 1992. Furthermore, in addition to general loss reserves, individual properties are written down to estimated current fair value at time of foreclosure. Any additional deterioration in fair value is recorded in a specific reserve on each individual property. Westcorp did not have an allowance or provision related to REO prior to 1992.

     The table below provides comparative data relative to the allowance for loan and real estate losses for the periods indicated.

                                                                  AT DECEMBER 31,
                                                            ---------------------------
                                                               1993            1992
                                                            -----------     -----------
        Total loans (in thousands)........................  $ 1,557,148     $ 1,925,829
        Allowance for loan losses.........................   39,676,719      40,655,934
        Allowance for real estate losses..................    3,508,123      20,185,024
        Loans past due 60 days or more....................   23,885,549      51,867,273
        Nonperforming loans...............................   31,966,238      57,819,128
        Nonperforming assets(1)...........................   74,972,203     102,465,566
        Allowance for loan losses as a percent of:
          Total loans(2)..................................         2.55%           2.11%
          Loans past due 60 days or more..................       166.11           78.38
          Nonperforming loans.............................       124.12           70.32
        Total allowance as a percent of nonperforming
          assets..........................................        57.60           59.38
        Nonperforming loans as a percent of total
          loans(2)........................................         2.05            3.00
          a percent of total assets.......................         3.45            4.06

- ---------------

(1) Nonperforming loans, insubstance foreclosures (including real estate investments classified as insubstance foreclosures) and real estate owned.

(2) Loans, net of unearned discounts and undisbursed loan proceeds.

     In the past several years, the national economy has been adversely affected by negative or low rates of economic growth and high unemployment. The effects of the economic downturn have been acute in California, where essentially all of Westcorp's real estate loan portfolio is located. Nonetheless, Westcorp experienced a decrease in delinquencies and nonperforming assets during 1993. Real estate loans past due 60 days or more at December 31, 1993 decreased to $23.0 million or 1.7% of total real estate loans from $49.4 million or 3.1% at year-end 1992. In the same time frame, nonperforming assets decreased 26.8% to $75.0 million from $102.5 million. The decrease has, in part, been the result of loans migrating from delinquent loans to nonperforming loans and, in turn, to ISF or REO. These properties, in turn, have been disposed of by Westcorp's Special Asset Department. The types and migration of nonperforming assets are shown in the tables that follow.

                                                SINGLE FAMILY   MULTIFAMILY   MULTIFAMILY
                                    TOTAL        RESIDENTIAL    5-36 UNITS     37+ UNITS       OTHER
                                 ------------   -------------   -----------   -----------   -----------
NONPERFORMING LOANS
Balance at 12/31/91............  $ 32,645,110    $  8,501,989   $ 4,294,619   $19,385,070   $   463,432
  New nonperforming loans......   124,272,857      42,781,641    12,542,083    44,156,317    24,792,816
  REO/ISF......................   (65,033,799)    (16,463,204)   (5,184,774)  (31,621,105)  (11,764,716)
  Cures and Payoffs............   (14,638,858)     (5,625,952)   (4,881,673)   (3,012,013)   (1,119,220)
  Chargeoffs...................   (19,426,182)     (8,894,709)   (1,097,568)   (8,506,553)     (927,352)
                                 ------------   -------------   -----------   -----------   -----------
Balance 12/31/92...............    57,819,128      20,299,765     5,672,687    20,401,716    11,444,960
  New nonperforming loans......    69,090,231      35,981,786    14,587,543     9,734,791     8,786,111
  REO/ISF......................   (75,657,187)    (25,343,330)  (14,748,115)  (19,397,027)  (16,168,715)
  Cures and payoffs............   (15,095,632)    (11,396,786)   (2,346,448)     (604,957)     (747,441)
  Chargeoffs...................    (4,190,302)     (3,819,623)     (180,561)                   (190,118)
                                 ------------   -------------   -----------   -----------   -----------
Balance 12/31/93...............  $ 31,966,238    $ 15,721,812   $ 2,985,106   $10,134,523   $ 3,124,797
                                 ------------   -------------   -----------   -----------   -----------
                                 ------------   -------------   -----------   -----------   -----------
INSUBSTANCE FORECLOSURES
Balance 12/31/91...............  $  2,230,369                   $ 2,230,369
  New ISF......................    30,517,945                     2,924,825   $20,931,115   $ 6,662,005
  Transfer to REO..............    (6,749,547)                   (5,155,194)   (1,594,353)
  Cures........................      (329,463)                                                 (329,463)
  Writedowns...................    (3,114,357)                                 (3,114,357)
                                 ------------   -------------   -----------   -----------   -----------
Balance 12/31/92...............    22,554,947                                  16,222,405     6,332,542
  New ISF......................    53,181,119                   $ 6,051,864    36,929,255    10,200,000
  Transfer to REO..............   (40,615,811)                   (3,900,544)  (26,244,143)  (10,471,124)
  Cures........................    (5,060,000)                                 (5,060,000)
  Writedowns...................    (9,234,722)                     (909,320)   (6,988,984)   (1,336,418)
                                 ------------   -------------   -----------   -----------   -----------
Balance 12/31/93...............  $ 20,825,533                   $ 1,242,000   $14,858,533   $ 4,725,000
                                 ------------   -------------   -----------   -----------   -----------
                                 ------------   -------------   -----------   -----------   -----------
REAL ESTATE ACQUIRED THROUGH
  FORECLOSURE
Balance 12/31/91
  New REO......................  $ 41,265,403    $ 16,463,204   $ 7,415,141   $12,284,346   $ 5,102,712
  Sales, Deposits..............   (15,977,070)     (7,524,645)   (5,383,425)   (3,069,000)
  Writedowns...................    (3,196,842)     (1,375,031)     (499,344)   (1,322,467)
                                 ------------   -------------   -----------   -----------   -----------
Balance 12/31/92...............    22,091,491       7,563,528     1,532,372     7,892,879     5,102,712
  New REO......................    85,400,134      25,972,245    10,932,717    31,811,990    16,683,182
  Sales, Deposits..............   (63,864,715)    (21,594,547)   (9,150,198)  (29,275,629)   (3,844,341)
  Writedowns...................   (26,221,946)     (4,472,842)   (2,589,794)  (10,429,240)   (8,730,070)
                                 ------------   -------------   -----------   -----------   -----------
Balance 12/31/93...............  $ 17,404,964    $  7,468,384   $   725,097   $             $ 9,211,483
                                 ------------   -------------   -----------   -----------   -----------
                                 ------------   -------------   -----------   -----------   -----------

     Through its Internal Asset Review department, Westcorp has identified and regularly reviews its problem credits as well as potential problem credits. To the extent that the California economy continues to suffer through a severe and protracted downturn, additional loans may begin to experience credit problems. However, the possibility and extent of such an occurrence is impossible to predict at this time.

OTHER INCOME

     Other income consists of income derived from loan servicing fees, loan related fee income such as late charges and extension fees, gains on sales of loans, mortgage-backed securities and investments, insurance agency activity as well as reinsurance of credit life and credit disability, and real estate operations. Other income totaled $73.8 million for the year ended December 31, 1993, compared to $32.9 million and $37.6 million for the years ended December 31, 1992 and 1991, respectively.

     Loan servicing fees increased to $35.9 million in 1993 from $22.8 million and $8.8 million in 1992 and 1991, respectively. Loans serviced for others, all of which were originated by Westcorp, totaled $2.2 billion at December 31, 1993 compared to $1.4 billion at December 31, 1992 and $1.2 billion at December 31, 1991. Servicing income has continued to increase because of the increased servicing portfolio and larger servicing fee spreads on more recent consumer loan transactions. The following tables indicate the motor vehicle and real estate loan originations and securitizations for each of the years ended December 31, 1993, 1992 and 1991 and the weighted average yield on assets securitized and weighted average off-balance sheet financing costs for motor vehicle securitizations during such periods:

                                                                DECEMBER 31,
                                                     ----------------------------------
                                                       1993         1992         1991
                                                     --------     --------     --------
                                                           (DOLLARS IN THOUSANDS)
        Motor vehicle loan originations............  $829,181     $673,473     $604,069
        Motor vehicle loan sales...................   777,500      450,000      725,000
        Real estate loan originations(1)...........   913,103      600,250      520,306
        Real estate loan sales and
          securitization...........................   803,992      386,257      166,898
        Motor vehicle sales:
          Weighted average yield on contracts......     14.71%       13.23%       14.06%
          Weighted average financing cost(2).......      5.53         5.64         7.19
                                                     --------     --------     --------
                  Net spread.......................      9.18%        7.59%        6.87%
                                                     --------     --------     --------
                                                     --------     --------     --------

- ---------------

(1) Includes loans purchased.

(2) Represents the weighted average interest rate on securitized transactions.

     The combined portfolio of loans owned and loans serviced for others generates income from late charges, extension fees, documentation fees, reconveyance fees, and so forth. The increased portfolio, as well as heightened origination activity combined to generate $46.5 million in income during 1993 compared to $32.5 million and $18.2 million in 1992 and 1991, respectively.

     Gains on the sale of loans, mortgage-backed securities and investment securities increased to $21.1 million in 1993 from $13.3 million and $8.0 million in 1992 and 1991 respectively. In 1993, Westcorp sold $1.6 billion of loans compared to $834.8 million and $851.3 million for the years ended December 31, 1992 and 1991, respectively. Gains increased during the year ended December 31, 1993 over the years ended December 31, 1992 and 1991 due to higher loan sales volumes and more favorable pricing in the secondary market due to the decline in interest rates.

     Insurance related income for 1993 totalled $7.1 million compared to $5.3 and $5.2 for 1992 and 1991, respectively. This income is generated through various insurance products including credit life and disability policies and annuity sales.

     Real estate operations reflected a net expense for the year ended December 31, 1993 of $5.9 million compared to net expense of $19.3 million in 1992 and net income of $2.8 million in 1991. The net expense in 1993 and 1992 was primarily attributable to the real estate loss provisions previously discussed as well as the expenses of holding and disposing of REO. Real estate operations includes the management and disposition of real estate acquired through foreclosure and real estate joint ventures constructed for development and sale and real estate joint ventures held as operating units. Interests held by Westcorp in these joint venture projects range from 51% to 100%. Westcorp's investment in real estate joint venture projects declined to $9.2 million at

December 31, 1993 compared to $50.3 million at December 31, 1992 and $59.2 million at December 31, 1991. See "Business -- Subsidiaries -- Western Consumer Services, Inc."

     Losses (before elimination of intercompany expenses) from joint venture operations were $2.0 million in 1993 compared to losses of $1.5 million in 1992 and $1.3 million in 1991. Westcorp intends to continue to reduce its involvement in this type of activity.

OTHER EXPENSE

     Other expenses, which consist of salaries and employee benefits, occupancy, insurance and other miscellaneous expenses increased to $83.6 million in 1993 from $69.4 million in 1992 and $65.3 million in 1991. Other miscellaneous expenses include marketing, telephone, supplies and legal and professional fees. The increases in expenses is related to increased loan servicing portfolios, expansion into other states, higher levels of nonperforming assets and the OTS Agreement reflected in both an increase in personnel and higher personnel costs. In addition, the premium paid to the Savings Association Insurance Fund increased as a result of an increase in premium rates. The ratio of other expenses to average serviced assets was 2.08% in 1993 compared to 1.85% in 1992, and 1.79% in 1991.

INCOME TAXES

     Westcorp's effective tax rate was 43% for the year ended December 31, 1993 compared to 38% for the year ended December 31, 1992 and 41% for the year ended December 31, 1991.

     On August 10, 1993, the Omnibus Budget Reconciliation act of 1993 was signed into law. Among other things, it provided for a higher federal tax rate of 35% to be paid by Westcorp (previously the tax rate was 34%). This new tax rate was effective beginning January 1, 1993. Approximately $0.3 million has been included in Westcorp's deferred tax asset as a result of this law change.

CAPITAL RESOURCES AND LIQUIDITY

     Westcorp's funds are generated primarily through the operations of the Bank and its subsidiaries. In addition, Westcorp completed a public offering of 4.3 million shares of common stock during 1993. The Bank also completed a $125 million offering of subordinated debentures. The proceeds of these offerings were used to pay off higher cost subordinated debentures, to provide the Bank additional capital under regulatory guidelines, and to generate the capital resources to expand.

     Westcorp and its subsidiaries have diversified sources of funds generated through its operations. Primary sources of funds include deposits, loan principal and interest payments received, sales of real estate loans and motor vehicle loans, sales of and payments on mortgage-backed securities, and the maturity or sale of investment securities. Prepayments on loans and mortgage-backed securities and deposit inflows and outflows are affected significantly by interest rates, real estate sales activity and general economic conditions. The recent decline in interest rates resulted in substantially higher levels of loan prepayments during 1993 and 1992. It is difficult to predict whether this trend will continue. The decrease in deposits resulted from a pricing strategy designed to reduce the deposit base commensurate with the lower asset base.

     Other sources of funds include a commercial paper facility totalling $200 million, reverse repurchase agreements and FHLB advances. At December 31, 1993, Westcorp had $125 million of commercial paper outstanding with approximately $75 million still available from this source. FHLB advances outstanding at December 31, 1993 totalled $126 million with approximately $203 million still available under such line. At December 31, 1993, Westcorp had no reverse repurchase agreements.

     When conditions are favorable, structured finance capital markets are accessed regularly with respect to Westcorp's motor vehicle loans. In 1993, $777.5 million was raised by Westcorp through motor vehicle loan sale transactions using an off-balance sheet grantor trust structure. An additional $200 million were sold on March 11, 1994. In 1992 and 1991, $450 and $725 million, respectively, were raised in similar loan sale transactions. All of those transactions received the highest rating given by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Corporation ("S&P") at the time of sale based on the structure of the transaction and credit enhancement provided by Financial Security Assurance Inc. ("FSA"). In each transaction, FSA issued a financial guaranty insurance policy pursuant to which the payment of interest and principal was guaranteed to the holders of the beneficial interests in the related grantor trust. In addition, during 1993, Westcorp sold $804 million of real estate loans as part of its mortgage banking activity. Westcorp will engage in motor vehicle and real estate loan sales when market conditions are appropriate. If Westcorp does not sell such loans it will hold them in its portfolio, relying on its other sources of funds to meet its liquidity needs.

     Westcorp uses its funds to meet its business needs, which include funding maturing certificates of deposit and savings withdrawals, repaying of borrowings, funding loan and investment commitments and real estate operations, meeting operating expenses, and maintaining minimum regulatory liquidity and capital levels. OTS regulations require the Bank, as a savings association, to maintain a specified level of liquid assets such as cash, and short term U.S. government and other qualifying securities. Such liquid assets must not be less than 5.0% of the Bank's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, with short term liquid assets (which generally have a term of less than one year) consisting of not less than 1.0% of that average daily balance amount. For the twelve month periods ended December 31, 1993, 1992 and 1991, such ratios were 10.3%, 5.7% and 6.0%, respectively.

EFFECT OF INFLATION AND CHANGING PRICES

     Unlike many industrial companies, substantially all of the assets and virtually all of the liabilities of Westcorp are monetary in nature. As a result, interest rates have a more significant effect on Westcorp's performance than the general level of inflation.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Westcorp's consolidated financial statements begin on page F-2 of this report.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

     Certain information required by Part III is omitted from this report, in that Westcorp will file a definitive proxy statement (the "Proxy Statement") within 120 days after the end of its fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its Annual Meeting of Stockholders to be held May 26, 1994 and the information included therein is incorporated herein by reference.

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors appears under the caption "Election of Directors" in the Proxy Statement and is incorporated herein by reference. Information regarding executive officers appears under the caption "Executive Officers Who Are Not Directors" in the Proxy Statement and is incorporated herein by reference.

ITEM 11 -- EXECUTIVE COMPENSATION

     Information regarding executive compensation appears under the caption "Executive Compensation Summary" in the Proxy Statement and is incorporated herein by reference.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management appears under the caption "Security Ownership of Management and Certain Stockholders" in the Proxy Statement and is incorporated herein by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions appears under the caption "Certain Transactions Between Management and Westcorp or its Subsidiaries" in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) List of documents filed as part of this report:

          (1) FINANCIAL STATEMENTS

              The following consolidated financial statements and report of independent auditors of Westcorp and subsidiaries are included in this Report commencing on page F-2.

               Report of Independent Auditors

               Consolidated statements of financial condition -- December 31, 1993 and 1992.

               Consolidated statements of income -- Years ended December 31, 1993, 1992, and 1991.

               Consolidated statements of shareholders' equity -- Years ended December 31, 1993, 1992, and 1991.

               Consolidated statements of cash flows -- Years ended December 31, 1993, 1992, and 1991.

               Notes to consolidated financial statements -- December 31, 1993.

          (2) FINANCIAL STATEMENT SCHEDULES

              Schedules to the consolidated financial statements are omitted because the required information is inapplicable or the information is presented in Westcorp's consolidated financial statements or related notes.

          (3) Exhibits

        EXHIBIT
        NUMBER
        -------
           3.1   Certificate of Incorporation*
           3.2   Bylaws*
          10.1   Westcorp Incentive Stock Option Plan**
          10.2   Westcorp Employee Stock Ownership and Salary Savings Plan*
          10.3   Westcorp 1991 Stock Option Plan***
          10.4   Agreement with the Office of Thrift Supervision****
          11.1   Statement Re Computation of Earnings Per Share
          22.1   Subsidiaries of Westcorp
          23.1   Consent of Independent Auditors

- ---------------

   * Exhibits previously filed with Westcorp Registration Statement on Form S-4 (File No. 33-34286), filed April 11, 1990 incorporated herein by reference under Exhibit Number indicated.

  ** Exhibit previously filed with Westcorp Registration Statement on Form S-1
     (File No. 33-4295), filed May 2, 1986 incorporated herein by reference under Exhibit Number indicated.

 *** Exhibit previously filed with Westcorp Registration Statement on Form S-8
     (File No. 33-43898), filed December 11, 1991 incorporated herein by reference under the Exhibit Number indicated.

**** Exhibit previously filed with Westcorp 10-Q filed May 15, 1992 incorporated herein by reference under exhibit number indicated.

     (b) Report on Form 8-K

     A report on Form 8-K was filed November 24, 1993 announcing Westcorp's quarterly dividend and a Board resolution authorizing its Executive Committee to repurchase up to 1,000,000 shares of its common stock.

     A report on Form 8-K was filed February 1, 1994 announcing that on January 25, 1994, the Bank was informed by the OTS that the OTS agreement will be lifted.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WESTCORP

                                          By          STEPHEN W. PROUGH
                                                     Stephen W. Prough
                                                       President and
Dated: March 15, 1994                             Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the registrant in the capacities and on the dates indicated.

                  SIGNATURE                                 TITLE                    DATE
- --------------------------------------------- --------------------------------- ---------------
                  ERNEST S. RADY                  Chairman of the Board and      March 15, 1994
                  Ernest S. Rady                   Chief Executive Officer
                 ROBERT W. JENKINS                 Vice Chairman, Director       March 15, 1994
                 Robert W. Jenkins
                 STEPHEN W. PROUGH              President and Chief Operating    March 15, 1994
                 Stephen W. Prough                    Officer, Director
                 ALAN L. MILLIGAN                         Director               March 15, 1994
                 Alan L. Milligan
                 STANLEY E. FOSTER                        Director               March 15, 1994
                 Stanley E. Foster
                WILLIAM J. CRAWFORD                       Director               March 15, 1994
                William J. Crawford
                 DOUGLAS J. PEACHER                       Director               March 15, 1994
                 Douglas J. Peacher
                JAY SCHAEFER FACKLER                    Vice President,           March 15, 1994
                Joy Schaefer Fackler               (Principal Financial and
                                                    Accounting Officer),
                                                   Chief Financial Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                    WESTCORP

                       CONSOLIDATED FINANCIAL STATEMENTS
                       AND REPORT OF INDEPENDENT AUDITORS

                                                                                        PAGE
                                                                                        -----
REPORT OF INDEPENDENT AUDITORS.........................................................   F-2
CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Statements of Financial Condition At The Years Ended
     December 31, 1993 and 1992........................................................   F-3
  Consolidated Statements of Income For The Years Ended
     December 31, 1993, 1992 and 1991..................................................   F-4
  Consolidated Statements of Changes in Shareholders' Equity For The Years Ended
     December 31, 1993, 1992 and 1991..................................................   F-5
  Consolidated Statements of Cash Flows For The Years Ended
     December 31, 1993, 1992 and 1991..................................................   F-6
  Notes to Consolidated Financial Statements...........................................   F-8

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Westcorp

We have audited the consolidated statements of financial condition of Westcorp and Subsidiaries listed in the accompanying Index to Financial Statements (Item 14(a)). These financial statements are the responsibility of Westcorp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements listed in the accompanying Index to Financial Statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of Westcorp and Subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

                                                                   ERNST & YOUNG

Los Angeles, California
January 19, 1994

                           WESTCORP AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                                          DECEMBER 31,
                                                               ----------------------------------
                                                                    1993               1992
                                                               ---------------    ---------------
Cash.........................................................  $    24,598,720    $    31,249,766
Interest-bearing deposits with other financial
  institutions...............................................          795,576          7,592,795
Other short-term investments.................................      137,162,368         75,160,856
Investment securities available for sale (market value: 1993,
  $118,448,938; 1992, $117,325,000)..........................      118,001,821        115,940,161
Mortgage-backed securities available for sale (market value:
  1993, $95,834,925; 1992, $109,259,000).....................       94,566,598        107,757,180
Loans receivable net of allowance for loan losses (1993:
  $39,676,719; 1992: $40,655,934)............................    1,220,249,876      1,649,836,368
Loans available for sale.....................................      300,731,278        241,943,262
Premises and equipment.......................................       67,516,294         69,672,908
Real estate owned, net.......................................       43,970,459         74,753,893
Accrued interest receivable..................................       11,603,937         13,909,527
Excess of purchase cost over net assets acquired.............        1,183,885          1,268,448
Federal Home Loan Bank stock.................................       17,566,386         20,674,286
Other assets.................................................      134,312,140        109,735,291
                                                               ---------------    ---------------
                                                               $ 2,172,259,338    $ 2,519,494,741
                                                               ---------------    ---------------
                                                               ---------------    ---------------
                                           LIABILITIES
Savings deposits.............................................  $ 1,357,058,337    $ 1,682,897,217
Short-term borrowings........................................      124,511,000        210,691,409
Federal Home Loan Bank Advances..............................      126,000,000        184,500,000
Other borrowings.............................................       26,384,518         72,326,452
Amounts held on behalf of trustee............................      182,905,242        143,448,681
Unearned insurance premiums and insurance reserves...........        5,973,210          5,704,435
Other liabilities............................................       23,889,709         15,483,219
                                                               ---------------    ---------------
                                                                 1,846,722,016      2,315,051,413
SUBORDINATED DEBENTURES......................................      120,422,201         43,745,000
SHAREHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized
  45,000,000 shares; issued and outstanding 21,894,805 shares
  in 1993 and 17,584,520 shares in 1992......................       21,894,805         17,584,520
Paid-in capital..............................................       92,392,771         61,212,124
Retained earnings............................................       90,827,545         81,901,684
                                                               ---------------    ---------------
                                                                   205,115,121        160,698,328
                                                               ---------------    ---------------
                                                               $ 2,172,259,338    $ 2,519,494,741
                                                               ---------------    ---------------
                                                               ---------------    ---------------

                See notes to consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                               YEAR ENDED DECEMBER 31
                                                   ----------------------------------------------
                                                       1993             1992             1991
                                                   ------------     ------------     ------------
Interest income:
  Loans, including fees..........................  $142,639,509     $192,023,189     $260,826,108
  Investment securities..........................     6,327,526        3,947,399        5,825,495
  Mortgage-backed securities.....................     5,788,323       12,134,341       17,485,220
  Other..........................................     3,190,428        4,248,842        4,168,237
                                                   ------------     ------------     ------------
TOTAL INTEREST INCOME............................   157,945,786      212,353,771      288,305,060
Interest expense:
  Savings deposits...............................    76,315,818       99,102,745      132,353,645
  Federal Home Loan Bank advances and other
     borrowings..................................    24,826,554       38,851,553       65,463,487
  Securities sold under agreements to
     repurchase..................................        60,299                         2,585,247
                                                   ------------     ------------     ------------
TOTAL INTEREST EXPENSE...........................   101,202,671      137,954,298      200,402,379
                                                   ------------     ------------     ------------
NET INTEREST INCOME..............................    56,743,115       74,399,473       87,902,681
Provision for loan losses........................    22,583,656       34,270,698       24,561,569
                                                   ------------     ------------     ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN
  LOSSES.........................................    34,159,459       40,128,775       63,341,112
  Other income:
  Loan servicing fees............................    35,874,738       22,772,223        8,813,136
  Late charges and extension fees................     6,566,892        6,612,004        6,373,781
  Gain on sale of loans..........................    18,643,709       11,786,058        7,308,128
  Investment and mortgage-backed securities
     gains.......................................     2,503,132        1,492,701          688,492
  Insurance income...............................     7,062,269        5,261,791        5,175,241
  Real estate operations.........................    (5,881,063)     (19,256,808)       2,776,412
  Miscellaneous..................................     9,069,474        4,196,093        6,509,195
                                                   ------------     ------------     ------------
TOTAL OTHER INCOME...............................    73,839,151       32,864,062       37,644,385
Other expenses:
  Salaries and employee benefits.................    44,464,200       35,958,568       31,730,135
  Occupancy......................................     7,706,548        8,099,504        8,546,536
  Insurance......................................     7,050,059        6,018,517        5,678,759
  Miscellaneous..................................    24,404,462       19,277,428       19,358,999
                                                   ------------     ------------     ------------
TOTAL OTHER EXPENSES.............................    83,625,269       69,354,017       65,314,429
                                                   ------------     ------------     ------------
INCOME BEFORE INCOME TAXES.......................    24,373,341        3,638,820       35,671,068
Income taxes.....................................    10,385,608        1,384,062       14,597,507
                                                   ------------     ------------     ------------
INCOME BEFORE EXTRAORDINARY ITEM.................    13,987,733        2,254,758       21,073,561
Extraordinary loss from the redemption of
  subordinated debentures, net of applicable
  income tax benefit of $811,295.................    (1,113,486)
                                                   ------------     ------------     ------------
NET INCOME.......................................  $ 12,874,247     $  2,254,758     $ 21,073,561
                                                   ------------     ------------     ------------
                                                   ------------     ------------     ------------
Net income per common share and common share
  equivalent:
Before extraordinary loss........................  $        .71     $        .13     $       1.20
Extraordinary loss due to the redemption of
  subordinated debentures........................          (.06)
                                                   ------------     ------------     ------------
NET INCOME PER COMMON SHARE AND COMMON SHARE
  EQUIVALENT.....................................  $        .65     $        .13     $       1.20
                                                   ------------     ------------     ------------
                                                   ------------     ------------     ------------
Weighted average number of shares and common
  share equivalents..............................    19,807,092       17,684,451       17,496,372
                                                   ------------     ------------     ------------
                                                   ------------     ------------     ------------

                See notes to consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                               PAID-IN      RETAINED
                                    SHARES       AMOUNT        CAPITAL      EARNINGS        TOTAL
                                  ----------   -----------   -----------   -----------   ------------
Balance January 1, 1991.........  16,519,782   $16,519,782   $52,100,147   $72,318,357   $140,938,286
  Stock options exercised.......      58,560        58,560       419,867                      478,427
  Stock dividend................     826,858       826,858     7,441,722    (8,268,580)
  Cash dividends................                                            (2,149,170)    (2,149,170)
  Net income....................                                            21,073,561     21,073,561
                                  ----------   -----------   -----------   -----------   ------------
Balance December 31, 1991.......  17,405,200    17,405,200    59,961,736    82,974,168    160,341,104
  Stock options exercised.......     118,323       118,323       534,324                      652,647
  Stock issued..................      60,997        60,997       716,064                      777,061
  Cash dividends................                                            (3,327,242)    (3,327,242)
  Net income....................                                             2,254,758      2,254,758
                                  ----------   -----------   -----------   -----------   ------------
Balance December 31, 1992.......  17,584,520    17,584,520    61,212,124    81,901,684    160,698,328
  Stock options exercised.......      26,435        26,435       179,456                      205,891
  Stock issued..................   4,283,850     4,283,850    31,001,191                   35,285,041
  Cash dividends................                                            (3,948,386)    (3,948,386)
  Net income....................                                            12,874,247     12,874,247
                                  ----------   -----------   -----------   -----------   ------------
Balance December 31, 1993.......  21,894,805   $21,894,805   $92,392,771   $90,827,545   $205,115,121
                                  ----------   -----------   -----------   -----------   ------------
                                  ----------   -----------   -----------   -----------   ------------

                See notes to consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEAR ENDED DECEMBER 31
                                                -------------------------------------------------
                                                    1993              1992              1991
                                                -------------     -------------     -------------
OPERATING ACTIVITIES
Net Income....................................  $  12,874,247     $   2,254,758     $  21,073,561
Adjustments to reconcile net income to net
  cash (used in) provided by operating
  activities:
     Provision for losses.....................     16,095,116        51,965,148        25,425,984
     Depreciation and amortization............      6,973,725         6,984,065         6,343,029
     Amortization of deferred fees............     (2,089,173)       (3,744,212)       (4,487,443)
     Amortization of issuance costs...........        377,593           590,134         1,117,442
     Decrease in interest receivable..........      2,305,590         3,176,551         2,495,180
     Loss (gain) on nonoperating activities...      1,004,874       (12,944,769)       (9,016,102)
     Increase (decrease) in interest
       payable................................      3,006,322        (2,231,720)       (3,245,646)
     Increase (decrease) in unearned
       insurance..............................        268,775           613,325        (1,152,126)
     Deferred income tax expense (benefit)....      5,790,468       (12,027,339)      (16,029,386)
  Extraordinary loss, net of taxes............      1,113,486
     Other, net...............................    (13,449,215)      (13,188,966)        8,266,895
Net change in loans available for sale........    (40,144,307)     (230,157,204)
                                                -------------     -------------     -------------
NET CASH (USED IN) PROVIDED BY OPERATING
  ACTIVITIES..................................     (5,872,499)     (208,710,229)       30,791,388
INVESTING ACTIVITIES
Purchase of investment securities available
  for sale....................................    (93,881,830)      (83,510,086)      (40,432,031)
Proceeds from sales of investment securities
  available for sale..........................     65,375,887        29,294,932        81,402,092
Proceeds from maturities of investment
  securities available for sale...............     28,906,099         4,147,380
Payments received on mortgage-backed
  securities available for sale...............     15,470,026        43,646,775        26,623,873
Purchases of mortgage-backed securities
  available for sale..........................     (7,052,468)       (6,080,351)      (52,357,826)
Proceeds from sale of mortgage-backed
  securities available for sale...............      4,662,134        47,328,986        61,188,292
Net change in loans...........................    311,488,772       338,741,166      (547,441,786)
Sale of loans.................................                                        858,586,128
Purchase of loans.............................       (210,000)       (2,441,000)
Additions to premises and equipment...........     (4,152,946)       (6,656,001)      (13,265,904)
Disposition of real estate owned..............    112,506,100        22,973,036        27,860,769
Purchases of FHLB stock.......................       (493,600)       (1,787,200)       (4,374,200)
Proceeds from sales of FHLB stock.............      3,601,500         2,287,200         7,513,700
Net increase in trust receivable..............    (11,963,881)       (3,171,998)      (29,334,842)
Increase in trustee accounts..................     39,456,561        22,013,713       103,957,508
                                                -------------     -------------     -------------
NET CASH PROVIDED BY INVESTING ACTIVITIES.....    463,712,354       406,786,552       479,925,773

                           WESTCORP AND SUBSIDIARIES

                                                             YEAR ENDED DECEMBER 31
                                                -------------------------------------------------
                                                    1993              1992              1991
                                                -------------     -------------     -------------
FINANCING ACTIVITIES
Net (decrease) increase in deposits...........   (325,838,880)     (132,040,874)       58,157,722
Decrease in securities sold under agreements
  to repurchase, net..........................                                       (138,004,869)
Decrease in FHLB advances, net................    (58,500,000)      (78,500,000)     (200,000,000)
(Decrease) increase in short-term borrowings,
  net.........................................    (86,180,409)      112,801,056        75,584,497
Proceeds from other borrowings................                                          4,225,000
Repayment of other borrowings.................    (45,975,129)      (83,690,586)     (205,326,468)
Proceeds from issuance of subordinated
  debentures..................................    120,523,750
Redemption of subordinated debentures.........    (44,858,486)
Reduction in subordinated debentures..........                       (8,230,000)      (10,846,500)
Proceeds from sale of common stock............     35,490,932         1,429,708           478,424
Cash dividends................................     (3,948,386)       (3,327,242)       (2,149,170)
                                                -------------     -------------     -------------
NET CASH USED IN FINANCING ACTIVITIES.........   (409,286,608)     (191,557,938)     (417,881,364)
                                                -------------     -------------     -------------
INCREASE IN CASH AND CASH EQUIVALENTS.........     48,553,247         6,518,385        92,835,797
Cash equivalents at beginning of period.......    114,003,417       107,485,032        14,649,235
                                                -------------     -------------     -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD....  $ 162,556,664     $ 114,003,417     $ 107,485,032
                                                -------------     -------------     -------------
                                                -------------     -------------     -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Cash paid for:
  Interest....................................  $  98,196,349     $ 140,186,018     $ 204,472,772
  Income taxes................................      8,813,500        27,503,500        14,900,000
SUPPLEMENTAL DISCLOSURES OF NONCASH
  TRANSACTIONS:
  Acquisition of real estate acquired through
     foreclosure..............................  $  97,965,442     $  64,704,337     $  16,857,464
  Securitization of loans.....................                        1,656,248        40,620,000

                See notes to consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1993

NOTE A -- A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Westcorp, its wholly-owned subsidiary, Western Financial Savings Bank (the "Bank") and its subsidiaries ("Westcorp"). All significant intercompany accounts and transactions have been eliminated upon consolidation. Westcorp is a majority owned subsidiary of American Assets, Inc.

     Investment Securities and Mortgage-Backed Securities Available for
Sale: Securities to be held for indefinite periods of time and not necessarily intended to be held to maturity or on a long-term basis are classified as available for sale and carried at the lower of amortized cost or market value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates and resultant prepayment risk, or other factors. Effective December 31, 1992, management classified the entire investment securities and mortgage-backed securities portfolios as available for sale and have recorded these portfolios at the lower of amortized cost or market value. Management may, in the future, originate or purchase investment securities or mortgage-backed securities for investment purposes. Gains and losses on sales of securities are determined by the difference between sales proceeds and the carrying value of the specific securities being sold.

     Interest on Fee Income: Interest income on discounted retail installment sales contracts is being determined on a monthly basis using the sum-of-the-months digits method which approximates the interest method. These contracts are charged off in the normal course of business after 120 days past due, including any interest accrued thereon, unless Westcorp can clearly demonstrate that repayment would occur regardless of delinquency status, i.e., the loan is well secured by collateral and is in the process of collection. Interest income on real estate loans is accrued daily based upon the principal amount outstanding. The accrual of interest is discontinued when, in management's judgement, the interest will not be collectible in the normal course of business or when the loan is 90 days or more past due or full collection of principal is suspect. When a loan is placed on nonaccrual status, interest accrued to date is reversed against interest income.

     Westcorp amortizes loan origination and commitment fees and certain deferred loan origination costs. The net amount is amortized as an adjustment to the related loan's yield. Westcorp is amortizing these amounts over the contractual life of the related loans. Commitment fees based on a percentage of a customer's unused line of credit and fees related to standby letters of credit are recognized over the commitment period. Fees for other services are recorded as income when earned. Unearned fees on loans sold or paid in full are recognized as income.

     Allowance for Loan Losses: The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors. The allowance is increased by provisions for loan losses charged against income.

     Loans Available for Sale: Loans available for sale are stated at the lower of aggregate amortized cost or market. The carrying amount of specific loan pools sold is used to compute gain or loss. Market value is based on prevailing market quotes. Westcorp converts loans to mortgage-backed securities ("MBS") guaranteed by agencies of the federal government, either holding such securities for its own portfolio or selling such securities to investors and servicing underlying mortgage loans. Upon securitization, Westcorp reviews its financial position and liquidity needs in determining the classification of the MBS. Westcorp has also sold mortgage loans to third parties including FNMA and FHLMC without prior securitization.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1993

     Westcorp also securitizes and sells retail installment sales contracts while retaining servicing rights. As servicer, Westcorp holds and remits funds collected from the borrowers on behalf of the trustee. These amounts are reported as amounts held on behalf of trustee.

     Gains and losses on sales of loans and contracts are determined by the difference between sales proceeds and the cost of the loans or contracts adjusted for the present value of the difference, if any, between the estimated future servicing revenues and normal servicing revenues for those loan sales where servicing is retained by Westcorp. Premiums resulting from the present value of such excess revenues are capitalized and amortized over the estimated lives of the loans or contracts.

     Westcorp regularly evaluates the reasonableness of the assumptions used in the present value gain calculation to reflect actual experience and changes in economic conditions and adjusts the carrying value.

     Premises and Equipment: Premises and equipment are stated at cost, less accumulated depreciation and amortization computed principally on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

     Real Estate Owned: Real estate acquired through foreclosure is recorded at the lower of the unpaid principal balance on the loan at the foreclosure date or fair value less selling costs. Subsequent valuation adjustments are made if the fair value of the property falls below the carrying amount.

     Real Estate Owned also includes properties classified as insubstance foreclosed loans. Loans are classified as insubstance foreclosed when, in management's judgement, the risks and rewards of ownership have been shifted from the borrower to Westcorp as defined by generally accepted accounting principles. These properties are transferred to real estate owned at the lower of the unpaid balance on the loan or fair value. Subsequent valuation adjustments are made if the fair value of the property falls below the carrying amount.

     The accompanying consolidated financial statements also include the accounts of certain real estate joint venture partnerships. Westcorp has an ownership interest of greater than 50% in all of its real estate partnership transactions. All significant intercompany transactions have been eliminated in consolidation.

     Real estate acquired for development and sale is carried at the lower of cost or net realizable value. Improvements and holding costs, including interest, are capitalized during construction. The recognition of gains from the sale of real estate is dependent on a number of factors relating to the nature of the property sold, the terms of the sale and the future involvement of Westcorp in the property sold.

     Real estate owned is carried net of an allowance for potential losses and is maintained at a level believed adequate by management to absorb potential losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loss experience, current economic conditions, selling costs and other relevant factors.

     Income Taxes: Westcorp files consolidated federal and state tax returns with all its subsidiaries except for Westhrift, which files a separate tax return. In February 1992, the Financial Accounting Standards Board issued Statement No. 109, "Accounting for Income Taxes." On January 1, 1992, Westcorp adopted the provisions of the new standard in its financial statements for the year ended December 31, 1992. Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement 109, income tax expense was determined using the liability method prescribed by Statement 96, which is superseded by Statement 109. Among other changes, Statement 109 changes the recognition and measurement criteria for deferred tax assets included in

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1993

Statement 96. The adoption of Statement 109 had no effect on the net income of Westcorp and prior years' financial statements have not been restated.

     Excess of Purchase Cost over Net Assets Acquired: The excess of amounts paid over the fair value of assets acquired of a business purchased in 1982 is being amortized over twenty-five years, using the straight-line method.

     Insurance Commissions: Commissions on insurance policies sold are recognized as income over the life of the policies.

     Insurance Premiums: Premiums for life and accident/health insurance policies are recognized as income over the term of the insurance contract.

     Net Income Per Common Share: Net income per common share is based on average shares outstanding during each year plus the net effect of dilutive stock options.

     Fair Values of Financial Instruments: In December 1991, the Financial Accounting Standards Board issued Statement No. 107, "Disclosures about Fair Value of Financial Instruments". It requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and in many cases, could not be realized in immediate settlement of the instrument. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of Westcorp.

     Cash and Cash Equivalents: Cash and cash equivalents include cash, interest-bearing deposits with other financial institutions and other short-term investments and have no material restrictions as to withdrawal or usage.

     Reclassifications: Certain amounts for 1992 and 1991 have been reclassified to conform with the 1993 presentation.

NOTE B -- INVESTMENT SECURITIES AVAILABLE FOR SALE

     The aggregate carrying amounts and approximate market values of investment securities available for sale at December 31 were:

                                                   1993                            1992
                                        ---------------------------     ---------------------------
                                          CARRYING        MARKET          CARRYING        MARKET
                                          AMOUNTS         VALUE           AMOUNTS         VALUE
                                        ------------   ------------     ------------   ------------
U.S. Treasury securities and
  obligations of other U.S. Government
  agencies and corporations...........  $114,049,969   $114,522,852     $114,114,152   $115,465,000
Corporate bonds.......................       400,000        400,000          803,000        803,000
Obligations of states and political
  subdivisions........................     3,526,852      3,501,086          998,009      1,032,000
Other.................................        25,000         25,000           25,000         25,000
                                        ------------   ------------     ------------   ------------
                                        $118,001,821   $118,448,938     $115,940,161   $117,325,000
                                        ------------   ------------     ------------   ------------
                                        ------------   ------------     ------------   ------------

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1993

     Gross unrealized and realized gains and losses for 1993 were as follows:

                                                     UNREALIZED                   REALIZED
                                               -----------------------     -----------------------
                                                 GAINS         LOSSES        GAINS         LOSSES
                                               ----------     --------     ----------     --------
U.S. Treasury securities and obligations of
  other U.S. Government agencies and
  corporations...............................  $1,072,642     $599,759     $2,935,645
Obligations of state and political
  subdivisions...............................       1,740       27,506
Corporate bonds..............................                                             $400,000
                                               ----------     --------     ----------     --------
                                               $1,074,382     $627,265     $2,935,645     $400,000
                                               ----------     --------     ----------     --------
                                               ----------     --------     ----------     --------

     Gross unrealized and realized gains and losses for 1992 were as follows:

                                                                  UNREALIZED
                                                            -----------------------     REALIZED
                                                              GAINS         LOSSES       GAINS
                                                            ----------     --------     --------
U.S. Treasury securities and obligations of other U.S.
  Government agencies and corporations....................  $1,477,490     $126,644     $134,721
Obligations of states and political subdivisions..........      33,991                       345
                                                            ----------     --------     --------
                                                            $1,511,481     $126,644     $135,066
                                                            ----------     --------     --------
                                                            ----------     --------     --------

     Westcorp has no realized losses during 1992.

     At December 31, 1993, the stated maturities of Westcorp's investment securities available for sale were as follows:

                                                        ONE YEAR TO         FIVE YEARS TO         TEN YEARS
                                  UP TO ONE YEAR         FIVE YEARS           TEN YEARS            OR MORE
                                ------------------   ------------------   -----------------   -----------------
                                CARRYING   MARKET    CARRYING   MARKET    CARRYING   MARKET   CARRYING   MARKET
                                 AMOUNT     VALUE     AMOUNT     VALUE     AMOUNT    VALUE     AMOUNT    VALUE
                                --------   -------   --------   -------   --------   ------   --------   ------
                                                            (DOLLARS IN THOUSANDS)
U.S. Treasury securities and
  obligations of other U.S.
  Government agencies and
  corporations................  $19,907    $19,968   $94,143    $94,554
Corporate Bonds...............                                                                 $  400    $ 400
Obligations of states and
  political subdivisions......                                             $1,680    $1,672     1,847    1,830
Other.........................                            25         25
                                --------   -------   --------   -------   --------   ------   --------   ------
                                $19,907    $19,968   $94,168    $94,579    $1,680    $1,672    $2,247    $2,230
                                --------   -------   --------   -------   --------   ------   --------   ------
                                --------   -------   --------   -------   --------   ------   --------   ------

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1993

NOTE C -- MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

     Mortgage-backed securities ("MBS") available for sale consisted of the following at December 31:

                                             1993                             1992
                                  ---------------------------     -----------------------------
                                   CARRYING         MARKET          CARRYING          MARKET
                                    AMOUNT           VALUE           AMOUNT           VALUE
                                  -----------     -----------     ------------     ------------
    GNMA certificates...........  $ 2,019,992     $ 2,135,226     $  3,377,946     $  3,505,000
    FNMA participation
      certificates..............   88,782,456      89,851,873       99,492,647      100,779,000
    FHLMC participation
      certificates..............    3,591,647       3,675,323        4,716,488        4,805,000
    Other participation
      certificates..............      172,503         172,503          170,099          170,099
                                  -----------     -----------     ------------     ------------
                                  $94,566,598     $95,834,925     $107,757,180     $109,259,099
                                  -----------     -----------     ------------     ------------
                                  -----------     -----------     ------------     ------------

     Unrealized gains and losses for 1993 and 1992 were as follows:

                                                   1993                        1992
                                                UNREALIZED                  UNREALIZED
                                          ----------------------     -------------------------
                                            GAINS        LOSSES        GAINS          LOSSES
                                          ----------     -------     ----------     ----------
    GNMA certificates...................  $  131,535     $16,301     $  155,224     $   28,170
    FNMA participation certificates.....   1,069,417                  1,286,353
    FHLMC participation certificates....      83,676                     88,512
                                          ----------     -------     ----------     ----------
                                          $1,284,628     $16,301     $1,530,089     $   28,170
                                          ----------     -------     ----------     ----------
                                          ----------     -------     ----------     ----------

     Realized gains and losses for 1993 and 1992 were as follows:

                                                        1993                1992
                                                      REALIZED            REALIZED
                                                      --------     ----------------------
                                                       LOSSES        GAINS        LOSSES
                                                      --------     ----------     -------
        FHLMC participation certificates............               $1,870,270     $15,735
        Other participation certificates............  $ 32,513
                                                      --------     ----------     -------
                                                      $ 32,513     $1,870,270     $15,735
                                                      --------     ----------     -------
                                                      --------     ----------     -------

     The stated maturities of Westcorp's mortgage-backed securities available for sale at December 31, 1993 were as follows:

                                                                 TEN YEARS OR MORE
                                                            ---------------------------
                                                             CARRYING         MARKET
                                                              AMOUNT           VALUE
                                                            -----------     -----------
        GNMA certificates.................................  $ 2,019,992     $ 2,135,226
        FNMA participation certificates...................   88,782,456      89,851,873
        FHLMC participation certificates..................    3,591,647       3,675,323
        Other participation certificates..................      172,503         172,503
                                                            -----------     -----------
                                                            $94,566,598     $95,834,925
                                                            -----------     -----------
                                                            -----------     -----------

     Westcorp has issued certain mortgage-backed securities that include recourse provisions. Subject to certain limitations, Westcorp is required for the life of the loans to repurchase the buyer's interest in individual loans on which foreclosure proceedings have been completed. Securities with recourse sold by Westcorp had a total outstanding balance of $36.6 million and $37.7 million at December 31, 1993 and 1992, respectively.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1993

     Westcorp has provided for possible losses that may occur as a result of its recourse obligations through the allowance for loan losses. The maximum remaining exposure under these recourse provisions at December 31, 1993 and 1992 was $32.5 and $33.1 million, respectively. Westcorp has pledged $30.3 million of securities as collateral under these recourse provisions.

NOTE D -- NET LOANS RECEIVABLE

     Net loans receivable consisted of the following at December 31:

                                                            1993               1992
                                                       --------------     --------------
        Real Estate:
          Mortgage...................................  $1,310,002,524     $1,532,674,612
          Construction...............................      31,684,392         54,648,249
                                                       --------------     --------------
                                                        1,341,686,916      1,587,322,861
        Less undisbursed loan proceeds...............      14,889,648         15,694,912
                                                       --------------     --------------
                                                        1,326,797,268      1,571,627,949
        Consumer:
          Sales contracts............................     258,323,072        414,995,731
          Less unearned discounts....................      27,972,283         60,794,639
                                                       --------------     --------------
                                                          230,350,789        354,201,092
                                                       --------------     --------------
                                                        1,557,148,057      1,925,829,041
        Allowance for loan losses....................     (39,676,719)       (40,655,934)
        Deferred loan fees...........................      (5,849,187)        (7,004,146)
        Other........................................       9,359,003         13,610,669
                                                       --------------     --------------
                                                        1,520,981,154      1,891,779,630
        Less loans available for sale:
          Consumer...................................     101,724,718        179,586,960
          Mortgage...................................     199,006,560         62,356,302
                                                       --------------     --------------
                                                          300,731,278        241,943,262
                                                       --------------     --------------
                                                       $1,220,249,876     $1,649,836,368
                                                       --------------     --------------
                                                       --------------     --------------

     The allowance for loan loss by loan category was as follows at December 31:

                                              1993                            1992
                                   ---------------------------     ---------------------------
                                                   % OF LOANS                      % OF LOANS
                                                     IN EACH                         IN EACH
                                                   CATEGORY TO                     CATEGORY TO
                                    ALLOWANCE      TOTAL LOANS      ALLOWANCE      TOTAL LOANS
                                   -----------     -----------     -----------     -----------
        Consumer.................  $ 5,571,333         14.8%       $ 8,773,234         18.4%
        Single family
          residential............    5,054,419         53.0          2,724,865         53.3
        Multifamily
          residential............   29,050,967         32.2         29,157,835         28.3
                                   -----------     -----------     -----------     -----------
                                   $39,676,719        100.0%       $40,655,934        100.0%
                                   -----------     -----------     -----------     -----------
                                   -----------     -----------     -----------     -----------

     Loans serviced by Westcorp for the benefit of others totaled approximately $2,170,426,000, $1,410,699,000 and $1,172,994,000 at December 31, 1993, 1992,
and 1991, respectively. These amounts are not reflected in the accompanying consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1993

     Changes in the allowance for loan losses were as follows:

                                               1993             1992             1991
                                           ------------     ------------     ------------
        Balance at beginning of year.....  $ 40,655,934     $ 33,932,677     $ 22,839,480
        Provision for loan losses........    22,583,656       34,270,698       24,561,569
        Charged-off loans................   (32,506,961)     (30,397,007)     (15,177,019)
        Recoveries.......................     8,944,090        2,849,566        1,708,647
                                           ------------     ------------     ------------
        Balance at end of year...........  $ 39,676,719     $ 40,655,934     $ 33,932,677
                                           ------------     ------------     ------------
                                           ------------     ------------     ------------

     At the end of the year, interest on nonaccrual loans excluded from interest income was $1.2 million in 1993 and $8.1 million in 1992.

NOTE E -- PREMISES AND EQUIPMENT

     Premises and equipment consisted of the following at December 31:

                                                               1993            1992
                                                            -----------     -----------
        Land..............................................  $20,771,515     $20,675,041
        Buildings and improvements........................   48,810,438      48,538,413
        Furniture and equipment...........................   17,379,315      20,004,266
        Automobiles.......................................      197,910         134,840
                                                            -----------     -----------
                                                             87,159,178      89,352,560
        Less accumulated depreciation and amortization....   19,642,884      19,679,652
                                                            -----------     -----------
                                                            $67,516,294     $69,672,908
                                                            -----------     -----------
                                                            -----------     -----------

     Interest cost capitalized for the year ended December 31, 1993 was $4,902.

NOTE F -- REAL ESTATE OWNED

     Real estate owned consisted of the following at December 31:

                                                               1993            1992
                                                            -----------     -----------
        Real estate acquired for investment or
          development.....................................  $ 9,248,085     $50,292,479
        Real estate acquired through foreclosure..........   17,404,964      22,091,491
        Insubstance foreclosures..........................   20,825,533      22,554,947
                                                            -----------     -----------
                                                             47,478,582      94,938,917
        Less: allowance for losses........................    3,508,123      20,185,024
                                                            -----------     -----------
                                                            $43,970,459     $74,753,893
                                                            -----------     -----------
                                                            -----------     -----------

     Changes in the allowance for real estate losses were as follows:

                                                               1993            1992
                                                           ------------     -----------
        Balance at beginning of year.....................  $ 20,185,024
        Provision for real estate losses.................    (6,488,540)    $22,015,872
        Charge-offs......................................   (10,188,361)     (1,830,848)
                                                           ------------     -----------
        Balance at end of year...........................  $  3,508,123     $20,185,024
                                                           ------------     -----------
                                                           ------------     -----------

     Westcorp has entered into various partnership agreements to acquire and develop real property. Westcorp's interest in each project is greater than 50% and, in some cases, includes a participating share of the profits realized upon sale.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1993

     Condensed financial information for these partnerships follows:

                                                                1993           1992
                                                             ----------     -----------
                                                                    (UNAUDITED)
        Statements of Financial Condition:
          Total Assets.....................................  $9,248,085     $50,292,479
                                                             ----------     -----------
                                                             ----------     -----------
          Loans from Westcorp..............................  $6,371,328     $25,959,220
          Loans from outside sources.......................   2,400,661      17,731,509
                                                             ----------     -----------
          Total liabilities................................   8,771,989      43,690,729
          Equity...........................................     476,096       6,601,750
                                                             ----------     -----------
          Total Liabilities and Equity.....................  $9,248,085     $50,292,479
                                                             ----------     -----------
                                                             ----------     -----------

                                                 1993            1992            1991
                                              -----------     -----------     -----------
                                                              (UNAUDITED)
        Statements of Operations:
          Rental Income.....................  $ 2,144,929     $ 4,248,528     $ 4,904,006
          Sales of real estate, net.........      561,614           7,478         630,680
          Other income......................      143,921         315,583         957,931
                                              -----------     -----------     -----------
                                                2,850,464       4,571,589       6,492,617
          Interest expense(1)...............    1,641,009       3,470,580       4,842,941
          General and administrative
             expense........................    3,222,058       2,579,151       2,977,590
                                              -----------     -----------     -----------
                                                4,863,067       6,049,731       7,820,531
                                              -----------     -----------     -----------
          Net Income (Loss).................  $(2,012,603)    $(1,478,142)    $(1,327,914)
                                              -----------     -----------     -----------
                                              -----------     -----------     -----------

- ---------------

(1) These amounts are eliminated or reclassified upon consolidation.

NOTE G -- ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable consisted of the following at December 31:

                                                               1993            1992
                                                            -----------     -----------
        Interest on loans receivable......................  $ 7,125,200     $10,072,655
        Interest on securities............................    2,546,555       1,904,690
        Interest on other.................................    1,932,182       1,932,182
                                                            -----------     -----------
                                                            $11,603,937     $13,909,527
                                                            -----------     -----------
                                                            -----------     -----------

NOTE H -- SAVINGS DEPOSITS

     Savings deposits consisted of the following:

                                            WEIGHTED
                                            AVERAGE
                                            RATE FOR
                                            THE YEAR
                                             ENDED                 DECEMBER 31,
                                            DEC. 31,     ---------------------------------
                                              1993            1993               1992
                                            --------     --------------     --------------
        Passbook accounts.................    2.99%      $  162,185,355     $  189,895,533
        Money market deposit accounts.....    3.11            1,148,836          1,212,253
        Certificate accounts..............    4.99        1,193,724,146      1,491,789,431
                                                         --------------     --------------
                                                         $1,357,058,337     $1,682,897,217
                                                         --------------     --------------
                                                         --------------     --------------

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1993

     The aggregate amount of savings deposits in denominations greater than or equal to $100,000 at December 31, 1993 was $355,901,000.

     Scheduled maturities of certificate accounts as of December 31, 1993 are as follows:

                                                             WEIGHTED
                                                             AVERAGE
                                                               RATE           AMOUNT
                                                             --------     --------------
        Six months or less.................................    3.81%      $  553,515,649
        More than six months through one year..............    4.98          271,748,143
        More than one year through three years.............    5.01          200,574,271
        More than three years through five years...........    6.86          167,886,083
                                                                          --------------
                                                                          $1,193,724,146
                                                                          --------------
                                                                          --------------

     Interest expense on savings deposits consisted of the following at December 31:

                                                1993            1992             1991
                                             -----------     -----------     ------------
        Passbook accounts..................  $ 5,124,879     $ 7,984,057     $  8,543,334
        Money market deposit accounts......       36,418          65,439          118,899
        Certificate accounts...............   71,154,521      91,053,249      123,691,412
                                             -----------     -----------     ------------
                                             $76,315,818     $99,102,745     $132,353,645
                                             -----------     -----------     ------------
                                             -----------     -----------     ------------

     The following table summarizes certificate accounts by interest rate within maturity categories at December 31, 1993 and 1992:

                                1994            1995          1996        THEREAFTER        TOTAL
                           --------------   ------------   -----------   ------------   --------------
December 31, 1993
0%-3.99%.................  $  504,104,419   $ 13,324,033   $   386,548   $     86,350   $  517,901,350
4.00%-5.99%..............     225,755,567    103,179,166    46,068,841     13,324,352      388,327,926
6.00%-7.99%..............      88,593,542     25,956,241     8,164,756    154,315,904      277,030,443
8.00%-9.99%..............       5,917,451      4,174,591       202,622        169,763       10,464,427
                           --------------   ------------   -----------   ------------   --------------
TOTAL....................  $  824,370,979   $146,634,031   $54,822,767   $167,896,369   $1,193,724,146
                           --------------   ------------   -----------   ------------   --------------
                           --------------   ------------   -----------   ------------   --------------

                                1993            1994          1995        THEREAFTER        TOTAL
                           --------------   ------------   -----------   ------------   --------------
December 31, 1992
0%-3.99%.................  $  317,197,358   $  1,155,696   $   193,073   $    134,494   $  318,680,621
4.00%-5.99%..............     541,571,889     67,122,714    13,122,499      4,554,050      626,371,152
6.00%-7.99%..............     262,462,494     87,042,525    25,450,807    157,568,466      532,524,292
8.00%-9.99%..............       3,976,070      5,894,452     3,999,395        343,449       14,213,366
                           --------------   ------------   -----------   ------------   --------------
                           $1,125,207,811   $161,215,387   $42,765,774   $162,600,459   $1,491,789,431
                           --------------   ------------   -----------   ------------   --------------
                           --------------   ------------   -----------   ------------   --------------

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1993

NOTE I -- SHORT-TERM BORROWINGS

     Short-term borrowings consisted of the following at December 31:

                                                                  1993             1992
                                                              ------------     ------------
    Commercial paper line with the Federal Home Loan Bank
      ("FHLB"), net of discount (1993, $489,000; 1992,
      $958,951), collateralized by eligible real estate
      loans with an approved line of up to $200 million, and
      a weighted average interest rate of 3.26% at December
      31, 1993 and 3.62% at December 31, 1992...............  $124,511,000     $199,041,409
    Line of credit with another bank up to $15 million,
      bearing interest at the lending bank's current prime
      interest rate.........................................                     11,650,000
                                                              ------------     ------------
                                                              $124,511,000     $210,691,409
                                                              ------------     ------------
                                                              ------------     ------------

     The maximum amount of commercial paper outstanding at any month-end during 1993 and 1992 was $199,606,000 and $199,041,000, respectively. The average amount of commercial paper outstanding during 1993 and 1992 was $53,079,000 and $58,377,000, respectively, with a weighted average interest rate of 3.30% and 4.06%, respectively.

NOTE J -- FEDERAL HOME LOAN BANK ADVANCES

     Advances from the Federal Home Loan Bank (FHLB) are collateralized by the pledge of certain real estate loans with an uncollected principal balance of approximately $603,527,000 and $778,744,000 at December 31, 1993 and 1992,
respectively.

     Information as to interest rates and maturities on the advances from the FHLB as of December 31, 1993 and 1992 follows:

                                                1993             1992
                                            ------------     ------------
Range of interest rates...................   5.62%-8.46%      3.72%-9.11%
Weighted average interest rate............          7.58             7.42
Year due:
  1993....................................                   $ 58,500,000
  1994....................................    37,000,000       37,000,000
  1995....................................    17,000,000       17,000,000
  1996....................................    27,000,000       27,000,000
  1997....................................    32,000,000       32,000,000
Thereafter................................    13,000,000       13,000,000
                                            ------------     ------------
                                            $126,000,000     $184,500,000
                                            ------------     ------------
                                            ------------     ------------

     The Bank had an unused line of credit with the FHLB at December 31, 1993 of approximately $203,255,000.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1993

NOTE K -- OTHER BORROWINGS AND SUBORDINATED DEBT

Other borrowings consisted of the following at December 31:

                                                                  1993             1992
                                                              ------------     ------------
    Bonds, net of discount (1993, $11,815; 1992, $45,010),
      collateralized by certain automobile installment sales
      contracts and cash of approximately $22,577,892 due in
      1995 with an interest rate of 8.35%...................  $ 22,073,829     $ 52,242,768
    First trust deed notes payable, collateralized by real
      property due in various installments with interest
      rates ranging from 5.5% to 10%........................     4,310,689       20,083,684
    Subordinated debentures, net of discount (1993
      $4,577,799) due in 2003 with an interest rate of
      8.5%..................................................   120,422,201
    Subordinated debentures due in 1999 with an interest
      rate of 11%...........................................                     43,745,000
                                                              ------------     ------------
                                                              $146,806,719     $116,071,452
                                                              ------------     ------------
                                                              ------------     ------------

     On June 17, 1993, the Bank issued $125,000,000 of 8.5% Subordinated Capital Debentures. Underwriting discounts and expenses totaling $4,851,797 associated with the issuance were capitalized and are being amortized over seven years. The debentures are redeemable, in whole or in part, at the option of the Bank, on or after July 1, 2000 at 100% of the principal amount being redeemed plus accrued interest to the date of redemption. For regulatory purposes, the subordinated debentures, subject to certain limitations, are included as part of the supplementary capital.

     On April 29, 1987, the Bank issued $75,000,000 of 11% subordinated debentures, due May 1, 1999. Underwriting discounts and expenses totaling $2,024,000 associated with the issuance were capitalized and amortized over five years. The debentures were redeemed, in whole at the option of the Bank, using the proceeds from the new subordinated debenture offering, on September 10, 1993 at 104.4% of the principal amount then outstanding. This early redemption created an extraordinary loss of $1,113,486 net of respective tax benefit of $811,295.

     The Bank notified holders of the Bonds of its intent to redeem on April 1, 1994, the bonds due in 1995 as allowed within the Bond indenture.

     The aggregate amount of maturities for each of the next five years, adjusted for the planned bond redemption, are as follows:

                        1994...........................  $ 22,874,959
                        1995...........................       102,994
                        1996...........................       160,742
                        1997...........................        40,541
                        Thereafter.....................   123,627,483
                                                         ------------
                                                         $146,806,719
                                                         ------------
                                                         ------------

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1993

NOTE L -- COMMITMENTS AND CONTINGENCIES

     Future minimum payments under noncancelable operating leases on premises and equipment with terms of one year or more as of December 31, 1993, are as follows:

                        1994.............................  $1,707,912
                        1995.............................   1,348,329
                        1996.............................   1,071,819
                        1997.............................     874,592
                        1998.............................     568,214
                        Thereafter.......................     318,349
                                                           ----------
                                                           $5,889,215
                                                           ----------
                                                           ----------

     Rental expense for premises and equipment amounted to $1,958,996, $1,653,886, and $1,816,043 in 1993, 1992, and 1991, respectively.

     Westcorp's outstanding loan commitments were as follows at December 31:

                                                       1993            1992
                                                    -----------     -----------
                Fixed-Rate........................  $22,435,000     $ 5,662,000
                Variable-Rate.....................    8,459,000      23,322,000
                                                    -----------     -----------
                                                    $30,894,000     $28,984,000
                                                    -----------     -----------
                                                    -----------     -----------

At December 31, 1993 Westcorp had a letter of credit outstanding for $1,016,000, which expires September 23, 1994.

     Westcorp has pledged certain assets relative to amounts held on behalf of trustees at December 31, 1993 as follows:

            FNMA Participation Certificates........................  $ 31,901,887
            Consumer Loans.........................................   108,110,523
            Residential Second Mortgages...........................   104,073,541
            Multifamily First Mortgages............................   100,403,515
                                                                     ------------
            Total Collateral Pledged...............................  $344,489,466
                                                                     ------------
                                                                     ------------

NOTE M -- STOCK OPTIONS

     In 1986, Westcorp reserved 945,000 shares of common stock for future issuance to certain employees under an incentive stock option plan. Reserved, unoptioned shares totaled 352,433 and 349,388 shares at December 31, 1993 and 1992, respectively. The options may be exercised at $7.62 per share at any time, in whole or in part, within five years after the date of grant.

     In 1991, Westcorp reserved an additional 3,150,000 shares of common stock for future issuance to certain employees under a stock option plan. Reserved, unoptioned shares totaled 2,538,316 and 2,746,916 shares at December 31, 1993 and 1992, respectively. The options may be exercised at prices ranging from $7.62 to $11.90 per share at any time, in whole or in part, within five years after the date of grant.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1993

     Stock option activity, adjusted for the 1991 stock dividend, is summarized as follows:

                                                                            PRICE PER
                                                               SHARES         SHARE
                                                              --------     -----------
        Outstanding at December 31, 1990....................   301,718     $4.76- 8.90
          Issued............................................   428,873      7.14-11.90
          Exercised.........................................   (61,488)     4.76- 8.90
          Cancelled.........................................   (15,960)     4.76- 8.10
                                                              --------     -----------
        Outstanding at December 31, 1991....................   653,143      4.76-11.90
          Issued............................................     6,050      8.10- 9.25
          Exercised.........................................  (118,323)     4.76- 8.10
          Cancelled.........................................   (20,998)     4.76- 8.10
                                                              --------     -----------
        Outstanding at December 31, 1992....................   519,872      6.79-11.90
          Issued............................................   409,065      9.25-10.50
          Exercised.........................................   (26,435)     6.79- 9.25
          Cancelled.........................................  (203,510)     7.14-11.90
                                                              --------     -----------
        Outstanding at December 31, 1993....................   698,992     $7.62-11.90
                                                              --------     -----------
                                                              --------     -----------

     At December 31, 1993, there were 89,964 and 206,774 exercisable stock options under the 1986 and 1991 plans, respectively.

NOTE N -- REGULATORY CAPITAL

     One of the most significant changes made by FIRREA was that new capital requirements be adopted for savings institutions similar to those of national banks. The new capital standards include three minimum requirements: (1) a leverage (core) ratio; (2) a tangible capital requirement; and (3) a risk-based capital requirement.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1993

     The Bank currently exceeds all current capital standards. A reconciliation of the Bank's capital under generally accepted accounting principles (GAAP) as included in its consolidated balance sheet and regulatory capital at December 31, 1993 is as follows:

                                       TANGIBLE                CORE               RISK-BASED
                                        CAPITAL               CAPITAL               CAPITAL
                                   -----------------     -----------------     -----------------
                                    AMOUNT    RATIO       AMOUNT    RATIO       AMOUNT    RATIO
                                   --------   ------     --------   ------     --------   ------
                                                      (DOLLARS IN THOUSANDS)
    Bank shareholder equity-GAAP
      basis......................  $194,025              $194,025              $194,025
    Non-permissible activities at
      required phase-in..........    (8,065)               (8,065)               (8,065)
    Supplemental capital:
    Subordinated debentures......                                               123,948
    General loan valuation
      allowance..................                                                23,631
    Less: Fully capitalized
      assets.....................                                               (41,099)
                                   --------              --------              --------
    Regulatory capital...........   185,960    8.60%(1)   185,960    8.60%(1)   292,440   15.58%(2)
    Minimum OTS capital
      requirement................    32,439    1.50%       97,317    4.50%(3)   150,199    8.00%
                                   --------              --------              --------
    Excess capital...............  $153,521              $ 88,643              $142,241
                                   --------              --------              --------
                                   --------              --------              --------

- ---------------

(1) As a percentage of total adjusted assets.

(2) As a percentage of risk-weighted assets.

(3) Subsequent to December 31, 1993 this requirement was reduced to 3%.

NOTE O -- DIVIDENDS AND OTHER RESTRICTIONS

     Westcorp paid cash dividends of $.20, $.19, and $.13 per share for the years ended December 31, 1993, 1992, and 1991, respectively.

     The Bank is restricted by regulation and by the indenture for its 8.50% Subordinated Capital Debentures (see Note K) as to the amount of funds which can be transferred to Westcorp in the form of dividends. Under the most restrictive of these terms, on December 31, 1993, restricted shareholder's equity of the Bank totaled $179.3 million. The Bank must notify the OTS of its intent to declare cash dividends 30 days before declaration, and may not make a loan to Westcorp to the extent Westcorp engages in any activity not permitted for a bank holding company. During 1993, the Bank paid no dividends to Westcorp.

NOTE P -- PENSION PLAN

     Westcorp has an Employee Stock Ownership and Salary Savings Plan, which covers essentially all full-time employees who have completed one year of service. Contributions to the plan are discretionary and determined by the Board of Directors within limits set forth by Treasury regulations. Contributions to the plan are fully expensed in the year to which the contribution applies.

     Westcorp's contribution to the plan amounted to $1,000,000 in 1993. Westcorp did not contribute to the plan in 1992. Contributions to the plan amounted to $1,256,826 in 1991.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1993

NOTE Q -- INCOME TAXES

     Federal and state franchise taxes (receivable) payable at December 31, were as follows:

                                                              1993             1992
                                                          ------------     ------------
        Current.........................................  $ (5,239,894)    $ (1,636,847)
        Deferred........................................   (13,946,090)     (24,215,044)
                                                          ------------     ------------
                                                          $(19,185,984)    $(25,851,891)
                                                          ------------     ------------
                                                          ------------     ------------

     Other assets include federal and state tax receivables of $4,732,058 at both December 31, 1993 and 1992.

     Income tax expense (benefit) consisted of the following:

                                                    1993            1992             1991
                                                 ----------     ------------     ------------
    Current:
      Federal..................................  $2,844,349     $ 10,381,543     $ 23,430,225
      State franchise..........................     939,500        3,029,858        7,196,668
                                                 ----------     ------------     ------------
                                                  3,783,849       13,411,401       30,626,893
    Deferred:
      Federal..................................   4,802,283       (9,232,416)     (12,459,687)
      State franchise..........................     988,181       (2,794,923)      (3,569,699)
                                                 ----------     ------------     ------------
                                                  5,790,464      (12,027,339)     (16,029,386)
                                                 ----------     ------------     ------------
                                                 $9,574,313     $  1,384,062     $ 14,597,507
                                                 ----------     ------------     ------------
                                                 ----------     ------------     ------------

     The difference between total tax provisions and the amounts computed by applying the statutory federal income tax rate of 35% to income before taxes are due to:

                                                       1993           1992           1991
                                                    ----------     ----------     -----------
    Tax at statutory rate.........................  $8,530,667     $1,237,200     $12,128,163
    California franchise tax (net of Federal tax
      benefit)....................................   1,687,495        155,058       2,475,410
    Tax on extraordinary item.....................    (811,295)
    Other.........................................     167,446         (8,196)         (6,066)
                                                    ----------     ----------     -----------
                                                    $9,574,313     $1,384,062     $14,597,507
                                                    ----------     ----------     -----------
                                                    ----------     ----------     -----------

     On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993 was signed into law. Among other things, it provided for a higher tax rate of 35% (previously the tax rate was 34%). This new tax rate was effective beginning January 1, 1993. Approximately $0.3 million has been included in Westcorp's deferred tax asset as a result of this change in the law.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1993

     Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Westcorp's deferred tax liabilities and assets as of December 31, 1993 and 1992 are as follows:

                             DEFERRED TAX POSITION

                              ASSETS/(LIABILITIES)
                                 (IN THOUSANDS)

                                                                   1993         1992
                                                                 --------     --------
        Deferred tax assets:
          Loan loss reserves...................................  $ 17,759     $ 19,813
          Joint venture losses and write-downs in excess of tax
             losses............................................     4,841        2,902
          Grantor trust income recognized for tax purposes.....     4,861       10,518
          Nondeductible deferred compensation accrual..........     1,965        1,792
                                                                 --------     --------
        Total deferred tax assets..............................    29,426       35,025
        Deferred tax liabilities:
          Loan fee income deferred for tax purposes............    (7,130)      (4,780)
          Loan expenses capitalized for financial statement
             purposes..........................................                 (1,403)
          FHLB dividends.......................................    (2,495)      (2,319)
          Accelerated depreciation for tax purposes............    (1,321)      (1,356)
          Other -- net.........................................    (4,534)        (952)
                                                                 --------     --------
        Total deferred tax liabilities.........................   (15,480)     (10,810)
                                                                 --------     --------
        Net deferred tax asset.................................  $ 13,946     $ 24,215
                                                                 --------     --------
                                                                 --------     --------

NOTE R -- FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by Westcorp in estimating its fair value disclosures for financial instruments:

          Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets' fair values.

          Investment securities (including mortgage-backed securities): Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

          Loans Receivable: For variable-rate loans that reprice frequently, fair values are based on carrying values. The fair values for certain mortgage loans (e.g., one-to-four family residential), and other consumer loans (including automobile loans) are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values for other loans (e.g., rental property mortgage loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

          Savings Deposits: The fair values disclosed for passbook accounts, and certain types of money market accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1993

     cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

          Short-term borrowings: The carrying amounts of a commercial paper line with the FHLB and a bank line of credit approximate their fair values.

          Long-term borrowings: The fair values of Westcorp's long-term borrowings (other than deposits) are estimated using discounted cash flow analyses, based on Westcorp's current incremental borrowing rates for similar types of borrowing arrangements.

     The estimated fair values of Westcorp's financial instruments are as follows:

                                                                1993               1992
                                                           --------------     --------------
    Financial Assets:
      Cash and cash equivalents..........................  $   25,394,295     $   38,842,561
      Other short term investments.......................     137,162,368         75,160,856
      Investment securities and mortgage-backed
         securities......................................     214,283,863        226,584,000
      Loans (including available for sale)...............   1,547,794,975      2,127,601,140
    Financial Liabilities:
      Deposits...........................................   1,377,448,286      1,710,025,537
      Federal Home Loan Bank Advances....................     131,546,680        198,923,651
      Short-term borrowings..............................     125,003,584        210,691,409
      Other borrowings...................................      26,384,518         74,615,598
      Subordinated debentures............................     123,524,143         46,269,087

NOTE S -- WESTCORP (PARENT COMPANY ONLY) FINANCIAL INFORMATION

                       STATEMENTS OF FINANCIAL CONDITION

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                  1993             1992
                                                              -------------    -------------
    Assets
      Cash..................................................  $     642,725    $   3,386,043
      Other short-term investments..........................      8,500,000
      Investment securities.................................        400,000        9,030,000
      Investment in subsidiaries............................    194,024,779      156,901,147
      Other.................................................      1,622,923        3,073,604
                                                              -------------    -------------
                                                              $ 205,190,427    $ 172,390,794
                                                              -------------    -------------
                                                              -------------    -------------
    Liabilities and Equity
      Short-term borrowings.................................                   $  11,650,000
      Other liabilities.....................................  $      75,305           42,466
                                                              -------------    -------------
                                                                     75,305       11,692,466
    Shareholders' Equity....................................    205,115,122      160,698,328
                                                              -------------    -------------
                                                              $ 205,190,427    $ 172,390,794
                                                              -------------    -------------
                                                              -------------    -------------

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1993

                              STATEMENTS OF INCOME

                                                                  DECEMBER 31,
                                                  --------------------------------------------
                                                     1993            1992             1991
                                                  -----------     -----------     ------------
    Income
      Cash Dividends............................                  $ 7,485,000     $    500,800
      Interest..................................  $   773,993       1,094,595        1,168,010
      Other.....................................    1,592,523         578,435          465,683
                                                  -----------     -----------     ------------
                                                    2,366,516       9,158,030        2,134,493
    Other expenses..............................    2,416,484       1,811,766          896,349
                                                  -----------     -----------     ------------
    (Loss) income before income taxes and equity
      in undistributed net income of
      subsidiaries..............................      (49,968)      7,346,264        1,238,144
    Income tax (benefit) expense................       (6,562)        434,281          344,609
                                                  -----------     -----------     ------------
    (Loss) income before equity in undistributed
      net income of subsidiaries................      (43,406)      6,911,983          893,535
    Equity in undistributed net income (loss) of
      subsidiaries..............................   12,917,641      (4,657,225)      20,180,026
                                                  -----------     -----------     ------------
              NET INCOME........................  $12,874,235     $ 2,254,758     $ 21,073,561
                                                  -----------     -----------     ------------
                                                  -----------     -----------     ------------

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1993

                            STATEMENTS OF CASH FLOWS

                                                             YEAR ENDED DECEMBER 31
                                                    -----------------------------------------
                                                        1993          1992           1991
                                                    ------------   -----------   ------------
    OPERATING ACTIVITIES
    Net income....................................  $ 12,874,235   $ 2,254,758   $ 21,073,561
    Adjustments to reconcile net income to net
      cash provided by (used in) operating
      activities:
      Provision for loan losses...................       567,505          (368)      (140,655)
      Amortization of investment discount
         (premium)................................         9,858         4,288       (170,949)
      Amortization of goodwill....................        84,563        84,564         84,565
      Gain on redemption of subordinated
         debentures...............................      (279,366)
      Gain on sale of investments.................                    (657,227)
      Writedown of investments....................       400,000
      Dividends from subsidiaries.................                  (7,485,000)      (500,800)
      Equity in undistributed income (loss) of
         subsidiary...............................   (12,917,641)    4,657,225    (20,180,026)
                                                    ------------   -----------   ------------
         NET CASH PROVIDED BY (USED IN) OPERATING
           ACTIVITIES.............................       739,154    (1,141,760)       165,696
    INVESTMENT ACTIVITIES
    Proceeds from sale of investment securities...                  15,912,734
    Proceeds from the redemption of subordinated
      debentures..................................     8,509,366
    Purchase of investment securities.............                  (9,126,900)   (10,846,500)
    Dividends from subsidiaries...................                   7,485,000        500,800
    Contributions to subsidiaries.................   (25,000,000)   (8,200,000)
    Proceeds from disposition of subsidiary.......     1,486,398
    Other, net....................................       129,196       335,668        (21,284)
                                                    ------------   -----------   ------------
         NET CASH (USED IN) PROVIDED BY INVESTING
           ACTIVITIES.............................   (14,875,040)    6,406,502    (10,366,984)
    FINANCING ACTIVITIES
    (Decrease) increase in short-term
      borrowings..................................   (11,650,000)   (1,671,800)    11,006,400
    Dividends paid................................    (3,948,386)   (3,327,242)    (2,149,170)
    Proceeds from sale of common stock............    35,490,954     1,429,685        478,427
                                                    ------------   -----------   ------------
         NET CASH PROVIDED BY (USED IN) FINANCING
           ACTIVITIES.............................    19,892,568    (3,569,357)     9,335,657
                                                    ------------   -----------   ------------
         INCREASE (DECREASE) IN CASH..............     5,756,682     1,695,385       (865,631)
    Cash at beginning of year.....................     3,386,043     1,690,658      2,556,289
                                                    ------------   -----------   ------------
         CASH AT END OF YEAR......................  $  9,142,725   $ 3,386,043   $  1,690,658
                                                    ------------   -----------   ------------
                                                    ------------   -----------   ------------

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1993

NOTE T -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1993 and 1992. Certain quarterly amounts have been adjusted to conform with the year-end presentation.

                                                       THREE MONTHS ENDED
                                     -------------------------------------------------------
                                      MARCH 31       JUNE 30     SEPTEMBER 30   DECEMBER 31
                                     -----------   -----------   ------------   ------------
        1993
        Interest income............  $43,766,929   $40,334,984   $ 38,386,048   $ 35,457,825
        Interest expense...........   27,599,838    25,950,058     25,355,889     22,296,886
        Net interest income........   16,167,091    14,384,926     13,030,159     13,160,939
        Provision for loan
          losses...................    6,679,619     7,446,304      6,192,184      2,265,549
        Investment and mortgage-
          backed security gains....                                 2,301,115        202,017
        Income before income
          taxes....................    4,949,581     5,914,689      7,608,867      5,900,204
        Income taxes...............    1,904,109     2,762,791      3,290,458      2,428,250
        Income before extraordinary
          item.....................    3,045,472     3,151,898      4,318,409      3,471,954
        Extraordinary loss.........                                (1,113,486)
        Net income.................    3,045,472     3,151,898      3,204,923      3,471,954
        Net income per common share
          before extraordinary
          loss.....................         0.17          0.18           0.21           0.15
        Extraordinary loss due to
          the redemption of
          subdebt..................                                     (0.06)
        Net income per common
          share....................         0.17          0.18           0.15           0.15
        1992
        Interest income............  $60,540,474   $54,924,621   $ 50,944,997   $ 45,943,679
        Interest expense...........   38,490,767    35,429,888     33,781,921     30,251,722
        Net interest income........   22,049,707    19,494,733     17,163,076     15,691,957
        Provision for losses.......    5,372,929     4,962,448     15,458,012      8,477,309
        Investment and mortgage-
          backed security gains....          242       134,720        (96,196)     1,453,935
        Income before income
          taxes....................   10,083,073     7,212,546        510,468    (14,167,267)
        Income taxes...............    4,230,465     3,031,214        223,320     (6,100,937)
        Net income.................    5,852,608     4,181,332        287,148     (8,066,330)
        Net income per common
          share....................         0.33          0.24           0.01          (0.45)

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1993

NOTE U -- CURRENT ACCOUNTING PRONOUNCEMENTS

     In May 1993, the Financial Accounting Standards Board ("FASB") issued Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") which is effective for fiscal years beginning after December 15, 1994. SFAS 114 is not expected to have a material impact on Westcorp's financial statements.

     In May 1993, the Financial Accounting Standards Board ("FASB") issued standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") which is effective for fiscal years beginning after December 15, 1993. Under SFAS 115, Westcorp would be required to recognize unrealized gains and losses on "available for sale" securities as a component of shareholders' equity.

     While SFAS 115 has not been adopted by Westcorp, had it been in effect at December 31, 1993 Westcorp would have recognized an increase of approximately $1.0 million (net of tax) in shareholders' equity.

                                 EXHIBIT INDEX

EXHIBIT                                                                                  PAGE
NUMBER                                                                                  NUMBER
- ------                                                                                  ------
  3.1      Certificate of Incorporation*..............................................
  3.2      Bylaws*....................................................................
 10.1      Westcorp Incentive Stock Option Plan**.....................................
 10.2      Westcorp Employee Stock Ownership and Salary Savings Plan*.................
 10.3      Westcorp 1992 Stock Option Plan***.........................................
 11.1      Statement Re Computation of Earnings Per Share.............................   F-30
 22.1      Subsidiaries of Westcorp...................................................   F-31
 23.1      Consent of Independent Auditors............................................   F-32

- ---------------

  * Exhibits previously filed with Westcorp Registration Statement on Form S-4 (File No. 33-34286), filed April 11, 1990 incorporated herein by reference under Exhibit Number indicated.

 ** Exhibit previously filed with Westcorp Registration Statement in Form S-1
    (File No. 33-4295), filed May 2, 1986 incorporated by reference under Exhibit Number indicated.

*** Exhibit previously filed with Westcorp Registration Statement on Form S-8
    (No. 33-43898), filed December 11, 1991 incorporated by reference under the Exhibit Number indicated.