Form 10-Q
period 1994-03-31
WESTCORP /CA/
filed 1994-05-13
CIK 813461

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                                   FORM 10-Q


(MARK ONE)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1994

                                       OR

   [ ]                   TRANSITION REPORT PURSUANT TO
                              SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to ________

                        Commission File Number 33-13646


                                    WESTCORP
- - ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           California                                  51-0308535
- - -------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

  23 Pasteur, Irvine, California                       92718-3804
- - ------------------------------------------------------------------------------
(Address of principal executive                        (Zip Code)
            offices)

      Registrant's telephone number, including area code (714) 727-1000
                                                         --------------


                                      NONE
- - ------------------------------------------------------------------------------
             Former name, former address and former fiscal year,
                          if changed since last report


         Indicate by X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.           Yes   X    No
                                                        -----     -----

         As of April 30, 1994, the registrant had 21,937,321 outstanding shares of common stock, $1.00 par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 24.

Part I  FINANCIAL INFORMATION

Item I  Financial Statements

                          WESTCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                 March 31,       December 31,
                                                   1994             1993
                                              --------------    --------------
                                                (Unaudited)       (Audited)
ASSETS
  Cash, interest-bearing deposits with other
    financial institutions and other short-
    term investments                          $  127,912,806    $  162,556,664
  Investment securities available for sale
    (market value 1994, $114,860,315;
    1993, $118,448,938)                          114,860,315       118,001,821
  Mortgage-backed securities available for
    sale (market value 1994, $92,362,732;
    1993, $95,834,925)                            92,362,732        94,566,598
  Loans receivable net of allowance for loan
    losses (1994: $41,065,120;
    1993: $39,676,719)                         1,128,289,279     1,220,249,876
  Loans available for sale                       317,897,071       300,731,278
  Premises and equipment                          68,831,764        67,516,294
  Real estate owned, net                          36,496,482        43,970,459
  Accrued interest receivable                     10,354,772        11,603,937
  Excess of purchase cost over net assets
    acquired                                       1,162,744         1,183,885
  Federal Home Loan Bank stock                    17,727,086        17,566,386
  Other assets                                   139,480,695       134,312,140
                                              --------------    --------------
                                              $2,055,375,746    $2,172,259,338
                                              ==============    ==============

LIABILITIES
  Savings deposits                            $1,361,100,819    $1,357,058,337
  Short-term borrowings                                            124,511,000
  Federal Home Loan Bank advances                121,000,000       126,000,000
  Other borrowings                                16,767,332        26,384,518
  Amounts held on behalf of trustee              203,067,816       182,905,242
  Unearned insurance premiums and
    insurance reserves                             5,553,152         5,973,210
  Other liabilities                               21,623,294        23,889,709
                                              --------------    --------------
                                               1,729,112,413     1,846,722,016

SUBORDINATED DEBENTURES                          120,553,416       120,422,201

SHAREHOLDERS' EQUITY
  Common stock, par value $1.00 per share;
    authorized 45,000,000 shares;
    issued and outstanding 21,908,793 shares
    in 1994 and 21,894,805 shares in 1993         21,908,793        21,894,805
  Paid-in capital                                 92,487,676        92,392,771
  Retained earnings                               93,112,165        90,827,545
  Net unrealized loss on securities available
    for sale                                      (1,798,717)
                                              --------------    --------------
                                                 205,709,917       205,115,121
                                              --------------    --------------
                                              $2,055,375,746    $2,172,259,338
                                              ==============    ==============


                 See notes to unaudited financial statements.

                           WESTCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                               Three Months Ended
                                                    March 31
                                         -----------------------------
                                             1994             1993
                                         -----------      ------------
Interest income:
   Loans, including fees                 $30,480,637       $40,147,794
   Investment securities                   1,479,119         1,684,348
   Mortgage-backed securities              1,262,600         1,565,092
   Other                                     867,423           369,695
                                         -----------       -----------
     TOTAL INTEREST INCOME                34,089,779        43,766,929
Interest expense:
   Savings deposits                       14,607,974        21,089,946
   Federal Home Loan Bank
    advances and other borrowings          6,070,497         6,509,892
                                         -----------       -----------
     TOTAL INTEREST EXPENSE               20,678,471        27,599,838
                                         -----------       -----------
      NET INTEREST INCOME                 13,411,308        16,167,091

Provision for loan losses                  4,241,385         6,679,619
                                         -----------       -----------
     NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES            9,169,923         9,487,472
Other income:
   Loan servicing fees                    14,172,477         7,187,417
   Late charges and other fees             3,038,313         2,728,339
   Gain on sale of loans                   2,346,577         4,376,303
   Insurance income                        2,118,067         1,725,005
   Real estate operations                 (1,967,081)       (1,166,925)
   Miscellaneous                           1,723,199           427,809
                                         -----------       -----------
     TOTAL OTHER INCOME                   21,431,552        15,277,948
Other expenses:
   Salaries and employee benefits         13,239,356        10,465,327
   Occupancy                               1,957,305         1,785,935
   Insurance                               1,430,920         1,796,874
   Miscellaneous                           6,798,215         5,767,703
                                         -----------       -----------
     TOTAL OTHER EXPENSES                 23,425,796        19,815,839
                                         -----------       -----------
       INCOME BEFORE INCOME TAXES          7,175,679         4,949,581
Income taxes                               3,247,946         1,904,109
                                         -----------       -----------
      NET INCOME                         $ 3,927,733       $ 3,045,472
                                         ===========       ===========

   NET INCOME PER COMMON SHARE
    AND COMMON SHARE EQUIVALENT          $      0.17       $      0.16
                                         ===========       ===========

   DIVIDENDS DECLARED PER SHARE
    OF COMMON STOCK                      $     0.075       $      0.05
                                         ===========       ===========


See notes to unaudited financial statements.

                          WESTCORP AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                             Net
                                                                                          Unrealized
                                                                                           Loss on
                                                                                          Securities
                                             Common         Paid-in         Retained       Available
                               Shares         Stock         Capital         Earnings       for Sale         Total
                             ----------    -----------    -----------      -----------   -------------   ------------
BALANCE December 31, 1993    21,894,805    $21,894,805    $92,392,771      $90,827,545                   $205,115,121

Stock Options Issued             13,988         13,988         94,905                                         108,893

Cash Dividends                                                              (1,643,113)                    (1,643,113)

Net Income                                                                   3,927,733                      3,927,733

Net Unrealized Loss
  on Securities
  Available for Sale                                                                      $(1,798,717)     (1,798,717)
                             ----------    -----------    -----------      -----------    -----------    ------------
BALANCE March 31, 1994       21,908,793    $21,908,793    $92,487,676      $93,112,165    $(1,798,717)   $205,709,917
                             ==========    ===========    ===========      ===========    ===========    ============


                           WESTCORP AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                      Three Months Ended
                                                           March 31
                                                 ------------------------------
                                                      1994            1993
                                                 -------------    -------------
OPERATING ACTIVITIES
   Net income                                    $   3,927,733    $   3,045,472
   Adjustments to reconcile net income
    to net cash used in operating
    activities:
      Provision for losses                           4,241,385        7,279,619
      Depreciation and amortization                  1,656,030        1,811,399
      Amortization of deferred fees                   (427,449)        (615,431)
      Amortization of issuance costs                   143,030           49,541
      Decrease in interest receivable                1,249,165          351,413
      (Gains) losses on nonoperating activities       (831,875)       1,064,277
      (Decrease) increase in interest payable       (3,080,846)         272,086
      Decrease in unearned insurance                  (420,058)        (383,092)
      Other, net                                     8,400,361      (14,669,062)
      Net change in loans available for sale       (14,819,216)    (241,417,908)
                                                   ------------    -------------

            NET CASH PROVIDED BY
             (USED IN) OPERATING ACTIVITIES             38,260     (243,211,686)

INVESTING ACTIVITIES
   Proceeds from maturities of investment
    securities available for sale                                     3,524,879
   Payments received on mortgage-backed
    securities available for sale                    2,244,064        3,224,688
   Net change in loans                              80,145,972      396,039,280
   Additions to premises and equipment              (2,950,359)      (1,028,585)
   Disposition of real estate owned                 13,905,627       25,997,097
   Purchase of FHLB stock                             (160,700)
   Proceeds from sales of FHLB stock                                  1,925,000
   Net increase in trust receivable                (11,397,557)        (551,572)
   Net increase in trustee accounts                 20,162,574          773,882
                                                  ------------     ------------
            NET CASH PROVIDED BY
            INVESTING ACTIVITIES                   101,949,621      429,904,669

                            WESTCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                            Three Months Ended
                                                                 March 31
                                                     ------------------------------
                                                          1994             1993
                                                     -------------    -------------
FINANCING ACTIVITIES
   Net increase in deposits                          $   4,042,482    $  42,151,496
   Decrease in FHLB advances, net                       (5,000,000)     (31,500,000)
   Decrease in short-term borrowings, net             (124,511,000)    (199,041,409)
   Repayment of other borrowings                        (9,629,001)     (12,401,458)
   Proceeds from sale of common stock                      108,893           55,358
   Cash dividends                                       (1,643,113)        (879,341)
                                                      -------------    ------------
            NET CASH USED IN
             FINANCING ACTIVITIES                     (136,631,739)    (201,615,354)
                                                      -------------   -------------
DECREASE IN CASH AND EQUIVALENTS                       (34,643,858)     (14,922,371)
Cash and equivalents at beginning of period            162,556,664      114,003,417
                                                     -------------    -------------
CASH AND EQUIVALENTS AT END OF PERIOD                $ 127,912,806    $  99,081,046
                                                     =============    =============
Supplemental disclosures of cash flow information:
Cash paid for:
      Interest                                       $  23,759,317    $  27,327,752
      Income taxes                                           2,950            9,000
Supplemental disclosures of noncash transactions:
      Acquisition of real estate acquired
       through foreclosure                           $   7,945,140    $  23,309,344

                  See notes to unaudited financial statements.

                           WESTCORP AND SUBSIDIARIES

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 March 31, 1994


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in Westcorp's annual report on Form 10-K for the year ended December 31, 1993.

NOTE B - NET LOANS RECEIVABLE

Net loans receivable consisted of the following:

                                                               March 31, 1994                          December 31, 1993
                                                               --------------                          -----------------
Real Estate:
  Mortgage                                                     $1,195,367,264                            $1,310,002,524
  Construction                                                     31,731,909                                31,684,392
                                                               --------------                            --------------
                                                                1,227,099,173                             1,341,686,916
  Less undisbursed loan
    proceeds                                                       15,135,134                                14,889,648
                                                               --------------                            --------------
                                                                1,211,964,039                             1,326,797,268
Consumer:
  Sales and leasing contracts                                     319,958,910                               258,323,072
  Less unearned discounts                                          45,650,238                                27,972,283
                                                               --------------                            --------------
                                                                  274,308,672                               230,350,789
                                                               --------------                            --------------
                                                                1,486,272,711                             1,557,148,057

  Allowance for loan losses                                       (41,065,120)                              (39,676,719)
  Deferred loan fees                                               (6,648,290)                               (5,849,187)
  Other                                                             7,627,049                                 9,359,003
                                                               --------------                            --------------
                                                                1,446,186,350                             1,520,981,154

Less loans available for sale:
  Consumer                                                        221,188,689                               101,724,718
  Mortgage                                                         96,708,382                               199,006,560
                                                               --------------                            --------------
                                                                  317,897,071                               300,731,278
                                                               --------------                            --------------
     Total                                                     $1,128,289,279                            $1,220,249,876
                                                               ==============                            ==============

The allowance for loan losses by loan category were as follows:

                                                    March 31, 1994                              December 31, 1993
                                            --------------------------------           ----------------------------------
                                                               % of Loans                                   % of Loans
                                                            in Each Category                             in Each Category
                                             Allowance       to Total Loans             Allowance         to Total Loans
                                            -----------     ----------------           -----------       ----------------
Consumer                                    $ 6,868,374           18.4%                $ 5,571,333             14.8%
Single family residential                     4,411,225           47.9%                  5,054,419             53.0%
Multifamily residential                      29,785,521           33.7%                 29,050,967             32.2%
                                            -----------          ------                -----------            ------
                                            $41,065,120          100.0%                $39,676,719            100.0%
                                            ===========          ======                ===========            ======

Loans serviced by Westcorp for the benefit of others totaled approximately $2,428,697,000 and $2,170,426,000 at March 31, 1994 and December 31, 1993,
respectively. These amounts are not reflected in the accompanying consolidated financial statements.

NOTE C - DIVIDENDS

On March 18, 1994, Westcorp paid cash dividends of $0.075 per share. On March 25, 1994, Westcorp also announced a 5% stock dividend for shareholders of record as of April 5, 1994, payable May 13, 1994. The per share amounts for all periods presented have been restated to reflect the increased shares outstanding.

NOTE D - INVESTMENTS AVAILABLE FOR SALE

Effective January 1, 1994 Westcorp adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, securities available for sale are adjusted to fair market value. The net unrealized gains or losses on securities available for sale (net of applicable taxes) are included as a separate component of shareholders' equity.

The aggregate carrying amounts and approximate market values of investment securities available for sale were as follows:

                                                           March 31, 1994                            December 31, 1993
                                                 ----------------------------------         ----------------------------------
                                                   Carrying               Market              Carrying              Market
                                                   Amounts                Value               Amounts                Value
                                                 ------------          ------------         ------------         -------------
U.S. Treasury securities
  and obligations of
  other U.S. Government
  agencies and
  corporations                                   $114,110,754          $111,186,378         $114,049,969         $114,522,852
Corporate bonds                                       400,000               400,000              400,000              400,000
Obligations of states
  and political
  subdivisions                                      3,526,152             3,248,937            3,526,852            3,501,086
Other                                                  25,000                25,000               25,000               25,000
Net unrealized loss on
  investment securities
  available for sale                               (3,201,591)
                                                 ------------          ------------         ------------         ------------
                                                 $114,860,315          $114,860,315         $118,001,821         $118,448,938
                                                 ============          ============         ============         ============

NOTE E - MORTGAGE BACKED SECURITIES AVAILABLE FOR SALE

Effective January 1, 1994 Westcorp adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, securities available for sale are adjusted to fair market value. The net unrealized gains or losses on securities available for sale (net of applicable taxes) are included as a separate component of shareholders' equity.

The aggregate carrying amounts and approximate market values of the mortgage backed securities available for sale were as follows:


                                                       March 31, 1994                               December 31, 1993
                                            ----------------------------------           ------------------------------------
                                              Carrying                Market              Carrying                   Market
                                              Amounts                 Value                Amounts                   Value
                                            -----------            -----------           -----------              -----------
GNMA certificates                           $ 1,913,212            $ 2,020,475           $ 2,019,992              $ 2,135,226
FNMA certificates                             3,570,453              3,548,138            88,782,456               89,851,873
FHLMC participations
  certificates                               86,661,017             86,622,016             3,591,647                3,675,323
Other participations
  certificates                                  172,103                172,103               172,503                  172,503
Net unrealized gain
  on mortgaged-backed
  securities available
  for sale                                       45,947
                                            -----------            -----------           -----------              -----------
                                            $92,362,732            $92,362,732           $94,566,598              $95,834,925
                                            ===========            ===========           ===========              ===========

NOTE F - REAL ESTATE OWNED

Real estate owned consisted of the following:

                                            March 31, 1994                         December 31, 1993
                                            --------------                         -----------------
Real Estate acquired for
 investment or development                   $ 5,093,708                               $9,248,085
Real Estate acquired
 through foreclosure                          24,835,232                               17,404,964
Insubstance foreclosures                      10,037,387                               20,825,533
                                             -----------                             ------------
                                              39,966,327                               47,478,582
Less: allowance for losses                     3,469,845                                3,508,123
                                             -----------                             ------------
                                             $36,496,482                             $ 43,970,459
                                             ===========                             ============

Westcorp has entered into various partnership agreements to acquire and develop real property. Westcorp's interest in each project is greater than 50% and, in some cases, includes a participating share of the profits realized upon sale.

Condensed financial information for these partnerships follow:

                                                      March 31, 1994                   December 31, 1993
                                                      --------------                   -----------------
Statements of Financial Condition

Total Assets                                           $  5,093,708                       $  9,248,085
                                                       ============                       ============

Loans from Westcorp                                    $  4,576,983                       $  6,371,328
Loans from outside sources                                                                   2,400,661
                                                       ------------                       ------------
Total Liabilities                                         4,576,983                          8,771,989
Equity                                                      516,725                            476,096
                                                       ------------                       ------------
Total Liabilities and Equity                           $  5,093,708                       $  9,248,085
                                                       ============                       ============

                                                                       Three Months Ended
                                                                             March 31
                                                        ------------------------------------------------
                                                            1994                                 1993
                                                        ------------                          ----------
Statements of Operations
Rental income                                                                                 $1,056,531
Sales of real estate, net                               $   256,973                              (89,544)
Other income                                                 53,968                               76,000
                                                        -----------                           ----------
                                                            310,941                            1,042,987
Interest expense (1)                                                                             743,943
General and administrative
 expense                                                                                         643,059
                                                                                              ----------
                                                                                               1,387,002
                                                        -----------                           ----------
Net Income (Loss)                                       $   310,941                           $ (344,015)
                                                        ===========                           ==========

Includes $743,943 for the three months ended March 31, 1993 eliminated or reclassified upon consolidation.

NOTE G - CURRENT ACCOUNTING PRONOUNCEMENTS

In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") which is effective on or before fiscal years beginning after December 15, 1994. Westcorp has not adopted SFAS 114 and it is not expected to have a material impact on Westcorp's financial statements.

NOTE H - OTHER

On March 11, 1994, Westcorp sold $200,000,000 of automobile contracts to a grantor trust. On April 26, 1994 has filed a registration statement with the SEC relating to the proposed sale of additional loans to a grantors trust.

NOTE I - RECLASSIFICATIONS

Certain amounts for 1993 have been reclassified to conform with the 1994 presentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              FINANCIAL CONDITION


Assets decreased $116.9 million or 5.4% to $2.1 billion at March 31, 1994, from $2.2 billion at December 31, 1993. During the three month period ended March 31, 1994, Westcorp originated $285.7 million of consumer loans and $199.1 million of real estate loans. Offsetting this, Westcorp sold $200.0 million of consumer loans, and $257.2 million of real estate loans in the three month period ended March 31, 1994. These sales are an ongoing part of Westcorp's strategy of managing interest rate risk. The remaining reductions are a result of prepayments, principal pay downs, and charge-offs.

LOANS

Loans, net of unearned discounts and undisbursed loan proceeds, decreased $70.9 million or 4.6% since December 31, 1993. The decrease is the result of ongoing loan sales. Westcorp continued to sell loans consistent with loan origination levels in the three month period ended March 31, 1994. Westcorp has retained the servicing on almost all loans sold and receives a servicing fee therefrom. Included in the portfolio are loans available for sale of which $96.7 million are mortgage loans secured primarily by single-family residences and $221.2 million are retail installment sales contracts secured by motor vehicles.

The real estate loan portfolio (including those classified as available for sale) consisted of the following:

                                                  March 31, 1994                         December 31, 1993
                                             -----------------------                  ----------------------
                                               Amount            %                      Amount           %
                                             ----------        -----                  ----------       -----
                                                                 (Dollars in thousands)
Single family residential loans:
   First trust deeds                         $  573,142         47.3%                 $  673,322        50.7%
   Second trust deeds                           139,888         11.5                     152,160        11.5
                                             ----------        -----                  ----------       -----
                                                713,030         58.8                     825,482        62.2

Multi family residential loans                  478,522         39.5                     480,692        36.2
Construction loans                               31,732          2.6                      31,684         2.4
Other                                             3,815          0.3                       3,828         0.3
                                             ----------        -----                  ----------       -----
                                              1,227,099                                1,341,686
Less undisbursed loan proceeds                   15,135          1.2                      14,889         1.1
                                             ----------        -----                  ----------       -----
                                             $1,211,964        100.0                  $1,326,797       100.0%
                                             ==========        =====                  ==========       =====

Westcorp's portfolio includes both fixed and adjustable rate mortgage loans as shown below:


                                                  March 31, 1994                         December 31, 1993
                                             -----------------------                  ----------------------
                                               Amount            %                      Amount           %
                                             ----------        -----                  ----------       -----
                                                                 (Dollars in thousands)
Fixed rate loans:
  Single family loans                        $  132,844         11.0%                   $184,075        13.9%
  Multifamily loans                               2,016          0.2                       2,181         0.2
Adjustable rate loans:
  Negative amortizing loans                     713,595         58.8                     730,840        55.1
  No negative amortizing loans                  363,509         30.0                     409,701        30.8
                                             ----------        -----                  ----------       -----
Total portfolio                              $1,211,964        100.0%                 $1,326,797       100.0%
                                             ==========        =====                  ==========       =====

The composition of the consumer loan portfolio was as follows:

                                                  March 31, 1994                         December 31, 1993
                                               ---------------------                    --------------------
                                                Amount           %                       Amount          %
                                               --------        -----                    --------       -----
                                                                 (Dollars in thousands)
Motor vehicle contracts                        $313,931                                 $251,751
Less unearned discounts                          45,650                                   27,972
                                               --------                                 --------
Net motor vehicle contracts                     268,281         97.8%                    223,779        97.2%
Deposit account loans                             2,386          0.9                       2,787         1.2
Other                                             3,642          1.3                       3,785         1.6
                                               --------        -----                    --------       -----
  Total Portfolio                              $274,309        100.0%                   $230,351       100.0%
                                               ========        =====                    ========       =====

The 19.1% increase in the consumer loan portfolio was the result of record originations during the three months ended March 31, 1994.

Consumer loan originations were 32% higher for the period ended March 31, 1994 compared to the period ended March 31, 1993. This increase was primarily the result of Westcorp's continued expansion throughout 1993 and into 1994 of its dealer center network and favorable market conditions for automobile sales in California, Oregon, Nevada and Arizona. Real estate originations were higher during the first quarter of 1994 compared to the comparable quarter a year ago. The 45.8% increase in real estate originations is the result of Westcorp's expansion of its mortgage banking operations during 1994. Westcorp continues to expand its dealer center network and mortgage banking offices and is currently opening offices in Texas.

                                                   March 31, 1994                          March 31, 1993
                                               -----------------------                -----------------------
                                                Amount             %                   Amount             %
                                               --------          -----                --------          -----
                                                                 (Dollars in thousands)
Consumer loan originations                     $285,684           58.9%               $216,367           61.3%
Real estate loan originations                   199,149           41.1                 136,628           38.7
                                               --------          -----                --------          -----
                                               $484,833          100.0%               $352,995          100.0%
                                               ========          =====                ========          =====

ASSET QUALITY

Delinquency

Real estate delinquencies are shown in the table below:

                               March 31, 1994                           December 31, 1993
                        -----------------------------            -------------------------------
                         Amount Past Due       % of              Amount Past Due          % of
                          Over 60 Days       Category              Over 60 Days         Category
                        ----------------     --------            ---------------        --------
                                              (Dollars in Thousands)
Single family              $19,931             2.80%                 $19,646              2.39%
Multifamily                  1,896              .40                    3,384               .70
                           -------                                   -------
Total delinquent loans     $21,827             1.80%                 $23,030              1.73%
                           =======                                   =======

Total real estate delinquencies over 60 days for March 31, 1994 have increased .07% compared to December 31, 1993. This increase is attributable to increased loan sales accompanied by prepayments which reduced the total portfolio and continued weakness in the California economy.

Nonperforming Assets

Nonperforming assets ("NPA") consist of nonperforming loans ("NPL"), insubstance foreclosures, ("ISF") and real estate acquired through foreclosure ("REO"). REO's and ISF's are accounted for at fair value. A loan is classified as an ISF when the risk of loss has substantively passed from the borrower to the lender. Westcorp's ISF's are primarily composed of multifamily properties. Also included in the NPA's is $3.6 million of real estate acquired for investment ("REI") that due to its deteriorating collateral value and inability to repay its debt is considered non-performing. NPL's are defined as all loans on nonaccrual and includes mortgage loans 90 days or more past due and performing loans where full collection of principal and interest is not certain. Interest income on NPL is not accrued or recognized. At March 31, 1994 interest on nonaccrual loans excluded from interest income was $6.4 million. At March 31, 1993 such amount was $7.3 million.

Nonperforming loans consisted of the following:


                                                  March 31,                        December 31,
                                                    1994                               1993
                                                 -----------                       ------------
Loans 90 days or more past due                   $17,780,558                       $17,651,418
Performing, nonaccrual loans                      23,676,378                        14,314,820
                                                 -----------                       -----------
  Total nonperforming loans                      $41,456,936                       $31,966,238
                                                 ===========                       ===========

Nonperforming loans by loan type consisted of the following:

                                                  March 31,                        December 31,
                                                    1994                               1993
                                                 -----------                       ------------
Single family residential                        $17,089,290                       $15,721,812
Multifamily 5-36 units                             1,733,973                         2,985,106
Multifamily over 36 units                         20,301,619                        10,134,523
Other                                              2,332,054                         3,124,797
                                                 -----------                       -----------
  Total nonperforming loans                      $41,456,936                       $31,966,238
                                                 ===========                       ===========

Total NPA's increased to $79.9 million at March 31, 1994 compared to $74.9 million at December 31, 1993. The overall increase in non-performing assets was due primarily to the continued weakness of the economic and real estate markets in California where Westcorp has its concentration of non-performing assets, particularly multifamily residential dwellings. These loans and assets have been more severely affected by the prevailing economic conditions and consequently have been the major source of increase in non-performing assets.

The migration of nonperforming loans, insubstance foreclosures and real estate owned from December 31, 1993 to March 31, 1994 is shown below.

NONPERFORMING LOANS

                                     TOTAL               SFR              5-36               37+             Other
                                  -----------        -----------       ----------        -----------       ----------
Balance, 12/31/93                 $31,966,238        $15,721,812       $2,985,106        $10,134,523       $3,124,797
New nonperforming loans            19,924,514          7,007,374          563,861         12,353,279
REO/ISF                            (5,282,465)        (3,820,052)      (1,462,413)
Cures and payoffs                  (4,771,791)        (1,440,284)        (352,581)        (2,186,183)        (792,743)
Chargeoffs                           (379,560)          (379,560)
                                  -----------        -----------       ----------        -----------       ----------
Balance, 3/31/94                  $41,456,936        $17,089,290       $1,733,973        $20,301,619       $2,332,054
                                  ===========        ===========       ==========        ===========       ==========

IN-SUBSTANCE FORECLOSURES

                                     Total               SFR              5-36               37+              Other
                                  -----------        -----------       -----------       -----------       -----------
Balance, 12/31/93                 $20,825,533                          $1,242,000        $14,858,533       $4,725,000
Transfer to REO                    (5,352,671)                                            (5,352,671)
Cures                              (4,725,000)                                                             (4,725,000)
Writedowns                           (710,474)                                              (710,474)
                                  -----------        -----------       ----------        -----------       ----------
Balance, 3/31/94                  $10,037,388        $                 $1,242,000        $ 8,795,388       $
                                  ===========        ===========       ==========        ===========       ==========


REAL ESTATE ACQUIRED THROUGH FORECLOSURE

                                     Total               SFR              5-36               37+           Land/Other
                                 -------------       -----------       -----------       -----------      ------------
Balance, 12/31/93                $ 17,404,964        $ 7,468,384       $  725,097                         $ 9,211,483
New REO                            13,297,811          5,118,216        1,950,924        $ 6,228,671
Sales                              (4,860,285)        (4,143,969)        (716,316)
Writedowns                         (1,007,258)            (3,237)        (395,232)        (1,009,116)         400,327
                                 ------------        -----------       ----------        -----------      -----------
Balance, 3/31/94                 $ 24,835,232        $ 8,439,394       $1,564,473        $ 5,219,555      $ 9,611,810
                                 ============        ===========       ==========        ===========      ===========

For nonperforming assets other than nonperforming loans, assets secured by multifamily residential properties continued to be the dominant asset type consisting of $16.8 million or 48.2% of these assets. Of the multifamily residential properties, $2.8 million are properties of 5-36 units and $14 million are properties of 37 units or greater.

Allowance for loan and real estate losses

Consistent with loan volume, loan sales, losses, nonaccrual loans and other relevant factors, Westcorp maintained its allowance for loan losses at $41.1 million at March 31, 1994 compared with $39.7 million at December 31, 1993. While Westcorp's nonperforming assets are mainly multifamily and construction loans, no single loan or series of such loans predominate. The provision and allowance for loan losses are indicative of loan volumes, loss trends and management's analysis of market conditions. These conditions include the effect of the Northridge earthquake. Westcorp is continuing to assess earthquake-related damage, including on-site inspections of individual properties. To date, Westcorp has modified 34 loans, typically by deferring payments for generally two to three months. The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. The following table presents summarized data relative to the allowance for loan losses.

                                             March 31, 1994                  December 31, 1993
                                             --------------                  -----------------
Total Loans                                  $1,486,272,711                    $1,557,148,057
Allowance for loan losses                        41,065,120                        39,676,719
Allowance for real estate losses                  3,469,845                         3,508,123
Loans past due 60 days or more                   22,754,473                        23,885,549
Nonperforming loans                              41,456,936                        31,966,238
Nonperforming assets                             79,933,752                        74,972,203

Allowance for loan losses as a
  percent of:
    Total loans                                        2.76%                             2.55%
    Loans past due 60 days or more                   180.47%                           166.11%
    Nonperforming loans                               99.05%                           124.12%
Total allowance as a percent of
  nonperforming assets                                55.71%                            57.60%
Nonperforming assets as a percent
  of total loans                                       2.79%                             2.05%
Nonperforming assets as a percent
  of total assets                                      3.89%                             3.45%

The table below provides an historical analysis of the allowance for loan losses.

                                                              Three Months Ended
                                                                   March 31
                                                     ------------------------------------
                                                        1994                     1993
                                                     -----------              -----------
Balance at beginning of period                       $39,676,719              $40,655,934
Charge-offs
  Real estate - mortgage                              (1,861,316)              (4,773,178)
  Consumer                                            (2,428,243)              (3,911,668)
                                                     -----------              -----------
                                                      (4,289,559)              (8,684,846)
Recoveries
  Real estate - mortgage                                 169,313                  463,880
  Consumer                                             1,267,262                1,633,499
                                                     -----------              -----------
                                                       1,436,575                2,097,379
Net charge - offs                                     (2,852,984)              (6,587,467)
Provision for loan losses                              4,241,385                6,679,619
                                                     -----------              -----------
                                                     $41,065,120              $40,748,086
                                                     ===========              ===========

Ratio of net charge - offs during
period to average loans out-standing
during the period (annualized)                               .74%                     1.39%
                                                     ===========              ============

Changes in the allowance for real estate losses were as follows:

                                                              Three Months Ended
                                                                   March 31
                                                     ------------------------------------
                                                        1994                     1993
                                                     -----------              -----------
Balance at beginning of period                       $ 3,508,123              $20,185,024
Provision for real estate losses                                                  600,000
Charge - offs, net                                       (38,278)             (13,213,155)
                                                     -----------              -----------
Balance at end of period                             $ 3,469,845              $ 7,571,869
                                                     ===========              ===========

                             RESULTS OF OPERATIONS

Westcorp's net income for the three month period ended March 31, 1994 was $3.9 million or $0.17 per share, compared to net income of $3 million or $0.16 per share for the same period of 1993. The increase in net income for the three month period ended March 31, 1994 is primarily attributable to lower loss provisions in the current quarter compared to the prior year comparable quarter. This is offset by a lower net interest margin and higher operating expenses.

NET INTEREST INCOME

Net interest income for the three months ended March 31, 1994 was $13.4 million compared to $16.2 million for the respective period of 1993. The decrease in net interest income is attributable to lower levels of interest earning assets and narrowing interest margins. Interest earning assets have declined through ongoing loan sales in both the consumer and real estate portfolios.

Net interest margins narrowed 40 basis points for the three months ended March 31, 1994 compared to the same period of 1993 due primarily to a decrease of 76 basis points in the yield on interest-earning assets, offset by a decrease of 36 basis points in the cost of funds for the same period.

Overall market conditions experienced declining interest rates throughout 1993 and early 1994. Consequently, the rates earned and paid on interest sensitive instruments have declined. Yields on loans and mortgage backed securities decreased 118 basis points for the three months ended March 31, 1994 compared to the same period of 1993 as a result of higher prepayments and the reinvestment of funds into loans and mortgage-backed securities at lower rates than the rates on those assets sold or repaid.

Similarly, the cost of savings deposits declined 55 basis points for the three months ended March 31, 1994 compared to the same period of 1993. This decrease reflects a continued replacement of higher-costing deposits with lower costing ones. Other cost of borrowings increased 15 basis points based primarily on the replacement of short term borrowings with long term subordinated debentures as part of Westcorp's policy to manage interest rate risk and increase its capital base.

The interest spread for Westcorp is summarized in the table below.

                                                            Three Months Ended
                                                                 March 31
                                                  ------------------------------------
                                                     1994                     1993
                                                  -----------              -----------
Interest-earning assets:
  Loans                                               7.88%                    8.50%
  Mortgage-backed securities                          5.44                     6.00
  Investments                                         4.64                     5.45
                                                      ----                     ----
    All interest-earning assets                       7.40                     8.16

Interest-bearing liabilities:
  Deposits                                            4.44                     4.99
  FHLB advances and other borrowings                  7.61                     7.46
                                                      ----                     ----
    All interest-bearing liabilities                  5.05                     5.41
                                                      ----                     ----

Interest Spread                                       2.35%                    2.75%
                                                      ====                     ====

ASSET/LIABILITY MANAGEMENT

Synchronizing the repricing of an institution's liabilities and assets to minimize interest rate risk is referred to as gap management. The net interest income of the institution is also affected by changes in the economic and financial environment, the most important of which are economic growth and changes in interest rates.

Because Westcorp has a positive gap, the impact of future interest rate changes may be that Westcorp's loans and investments would adjust to interest rate changes more quickly than its deposits and borrowings.

The following table illustrates the projected interest rate maturities, based upon certain assumptions regarding the major asset and liability categories of Westcorp at March 31, 1994. The interest rate sensitivity of Westcorp's assets and liabilities illustrated in the following table could vary substantially if different assumptions were used or actual experience differs from the assumptions set forth.

                       Interest Rate Sensitivity Analysis
                              as of March 31, 1994
                                 (In Thousands)

                                            After        After        After         After
                                           3 Months     One Year    Three Years   Five Years
                                Within     Through      Through      Through       Through       After
                               3 Months    One Year   Three Years   Five Years    Ten Years    Ten Years      Total
                              ----------  ----------  -----------   -----------   -----------  -----------  ----------
Investment securities
  available for sale          $    5,000  $   14,935   $    5,233   $   86,043    $    1,540   $    2,109   $  114,860
Other investments                135,218         500                                                           135,718
Mortgage-backed securities        86,710       3,801          593          403           685          171       92,363
Total Loans:
  Consumer loans (1)              20,955      48,911      113,982       70,566        19,784          111      274,309
  Real estate loans:
Adjustable interest rate
  mortgage loans (2)             911,918     127,119       11,218        4,369         5,403          480    1,060,507
Fixed rate mortgage
  loans (2)                        7,610      21,024       46,425       25,409        33,759          632      134,859
Construction loans (2)            16,597                                                                        16,597
                              ----------  ----------   ----------   ----------    ----------   ----------   ----------
Total interest
  earning assets               1,184,008     216,290      177,451      186,790        61,171        3,503    1,829,213
                              ==========  ==========   ==========   ==========    ==========   ==========   ==========
Interest bearing
  liabilities:
  Passbook/statement
    accounts (3)                   6,636      19,061       44,349       27,548        40,978       17,562      156,134
  Money market deposit
    accounts (3)                     210         504          215           82            50                     1,061
  Certificate accounts (4)       234,995     628,577      199,770      140,372           192                 1,203,906
FHLB advances (4)                 24,000      16,000       48,000       26,500         6,500                   121,000
Other borrowings (4) (5)          16,704          13           50                    120,553                   137,320
                              ----------  ----------   ----------   ----------    ----------   ----------   ----------
  Total interest bearing
    liabilities                  282,545     664,155      292,384      194,502       168,273       17,562    1,619,421
                              ==========  ==========   ==========   ==========    ==========   ==========   ==========

Excess interest earning
  assets
  (liabilities)                  901,463    (447,865)    (114,933)      (7,712)     (107,102)     (14,059)     209,792
                              ==========  ==========    =========    =========     =========    =========    =========

Cumulative excess             $  901,463  $  453,598    $ 338,665    $ 330,953     $ 223,851    $ 209,792     $209,792
Cumulative differences
  as a percentage of
  total assets                    43.86%      22.07%       16.48%       16.10%        10.89%       10.21%       10.21%


(1) Based on contractual maturities adjusted by Westcorp's historical prepayment rate.
(2)  Based on interest rate repricing adjusted for projected prepayments.
(3)  Based on assumptions established by the Office of Thrift Supervision.
(4)  Based on contractual maturity.
(5) The motor vehicle loan collateralized bonds are amortized based on the scheduled payments of the collateral.

OTHER INCOME

Total other income increased $6.2 million for the three months ended March 31, 1994 to $21.4 million compared to $15.3 million for the same period in 1993. The primary increase was in the area of loan servicing fees.

Loan servicing fees increased to $14.2 million for the three months ended March 31, 1994 from $7.2 million for the same period in 1993. Loans serviced for others, all of which were originated by Westcorp, totaled $2.4 billion and $1.7 billion at March 31, 1994 and 1993, respectively. Additionally, servicing income has continued to increase because of the increased servicing portfolio and larger servicing fee spreads on more recent consumer loan transactions.

Gain on sale of loans, mortgage-backed securities and investment securities decreased to $2.3 million for the three months ended March 31, 1994 compared to $4.4 million for the three months ended March 31, 1993 due to declining spreads to the market during the first quarter of 1994.

Subsequent to quarter end, general economic interest rates have continued to experience sharp increases. Increasing interest rates have had a negative impact on the pricing of loans for sale in the secondary market. To the extent interest rates continue to rise and profit margins in the secondary market narrow, gain on sale of loans as well as servicing income will be negatively impacted.

Real estate operations include the ongoing costs of operation and disposition associated with Westcorp's investments in joint ventures and REO. Real estate operations had losses for the three months ended March 31, 1994 of $2 million compared to a loss of $1.2 million for the same period in 1993. The change between quarters is due primarily to greater payments made on delinquent property taxes on non-performing assets acquired through foreclosure.

OTHER EXPENSES

Other expenses, which consist of salaries and employee benefits, occupancy, insurance and other miscellaneous expenses increased to $23.4 million for the three months ended March 31, 1994 compared to $19.8 million for the same period in 1993. The increase is primarily in the areas of salaries and benefits. Other miscellaneous expenses include marketing and professional fees. The increase in expenses is related to increased loan servicing portfolios, expansion into other states and higher levels of nonperforming assets. In addition, the premium paid to the Savings Association Insurance Fund increased as a result of an increase in premium rates. The ratio of annualized other expenses to average serviced assets was 2.18% and 2.05% for the three month period ended March 31, 1994 and 1993 respectively.

INCOME TAXES

The effective tax rate for the three months ended March 31, 1994 and 1993 was 45.3% and 38.5%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As a member of the FHLB System, the Bank is required to maintain a specified ratio of cash, short-term United States government and other qualifying securities to net withdrawable accounts and borrowings payable in a year or less. The required liquidity ratio is currently 5%. The Bank has maintained liquidity in excess of the required amount in 1994.

Capital Resources

The Bank has diversified sources of funds generated through its operations. Primary sources include deposits, loan principal and interest payments received, sales of real estate loans and consumer loans, sale of mortgage backed securities ("MBS") and the maturity or sale of investment securities. Other sources include commercial paper, Federal Home Loan Bank advances, bank line of credit and reverse repurchase agreements. Prepayments on loans and mortgage backed securities and deposit inflows and outflows are affected significantly by interest rates, real estate sales activity and general economic conditions.

When conditions are favorable, structured finance capital markets are accessed regularly with respect to the Bank's motor vehicle loans. Through March 1994, $200 million was raised through one automobile loan sale transactions. These automobile loan sale transactions received the highest rating provided by Moody's Investors Service, Inc., and Standard & Poor's Corporation at the time of sale based on the structure of the transaction and credit enhancement provided by Financial Security Assurance Inc., ("FSA"). In each transaction, FSA issued a financial guaranty insurance policy pursuant to which the payment of interest and principal was guaranteed to the holders of the beneficial interests in the related grantor trust. In addition, during the three month period, the Bank sold $257.2 million of real estate loans as part of its mortgage banking activity. If the Bank does not sell such loans, it will hold them in its portfolio, relying on its other sources of funds to meet its liquidity needs.

The Bank uses these sources to meet its business needs which includes funding maturing certificates of deposits and savings withdrawals, repayment of borrowings, funding loan and investment commitments and real estate operations, meeting operating expenses, and maintaining minimum regulatory liquidity and capital levels.

On September 29, 1992 the OTS issued final rules implementing certain requirements spelled out under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The final rule separates all financial institutions into one of five capital categories: "well capitalized", "adequately capitalized", "undercapitalized", significantly undercapitalized" and "critically undercapitalized". In order to be considered "well capitalized", an institution must have a risk-based capital ratio of 10% or greater, a tier one ratio of 6% or greater and a leverage ratio of 5% or greater and a strong examination rating by the OTS. The Bank is currently considered "well capitalized".

A reconciliation of the Bank's capital under generally accepted accounting principles (GAAP) as included in its consolidated balance sheet and regulatory capital at March 31, 1994 is as follows:


                                           Tangible                          Core                     Risk-Based
                                            Capital                         Capital                     Capital
                                       ------------------             -------------------         -------------------
                                        Amount      Ratio              Amount       Ratio          Amount       Ratio
                                       --------     -----             --------      -----         --------      -----
                                                                  (Dollars in Thousands)
Bank shareholder equity-GAAP basis     $196,415                       $196,415                    $196,415
Non-permissible activities at
  required phase-in                      (7,806)                        (7,806)                     (7,806)
Supplemental capital:
Subordinated debentures                                                                            123,947
General loan valuation allowance                                                                    26,530
Less:  Fully capitalized assets                                                                    (24,446)
                                       --------                       --------                    --------
Regulatory capital                      188,609     9.14%(1)           188,609      9.14%(1)       314,640     14.91%(2)
Minimum OTS capital
  requirement                            30,949     1.50%               61,897      3.00%          168,860      8.00%
                                       --------                       --------                    --------
Excess capital                         $157,660                       $126,712                    $145,780
                                       ========                       ========                    ========

(1)  As a percentage of total adjusted assets.
(2)  As a percentage of risk-weighted assets.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 11 - Computation of Earnings Per Share

(b)      Reports on Form 8-K

         A report on Form 8-K was filed February 1, 1994 announcing that on January 25, 1994, the Bank was informed by the OTS that the OTS agreement will be lifted. (See Exhibit 10.4 Agreement by and between Western Financial Savings Bank and the Office of Thrift Supervision, dated May 14, 1992 for information relating to the aforementioned "OTS agreement").

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          WESTCORP




Date May 13, 1994                         /s/  Stephen W. Prough
     ------------------------------       ------------------------------------
                                          Stephen W. Prough
                                          President and
                                          Chief Operating Officer
                                          (Principal Executive Officer)


Date May 13,1994                          /s/  Joy Schaefer Fackler
     ------------------------------       ------------------------------------
                                          Joy Schaefer Fackler
                                          Vice President,
                                          Chief Financial Officer and
                                          Treasurer
                                          (Principal Financial Officer)