Form 10-Q
period 1994-06-30
WESTCORP /CA/
filed 1994-07-28
CIK 813461

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

    (Mark One)
    [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

                                       OR

    [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                        COMMISSION FILE NUMBER 33-13646


                                    WESTCORP
             (Exact name of registrant as specified in its charter)

            CALIFORNIA                                51-0308535
  -------------------------------                 -------------------
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                 Identification No.)


                   23 PASTEUR, IRVINE, CALIFORNIA 92718-3804
                    (Address of principal executive offices)

                                 (714) 727-1000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x    No
                                               -----     -----
As of July 25, 1994, the registrant had 23,065,867 outstanding shares of common stock, $1.00 par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 30.

                           WESTCORP AND SUBSIDIARIES

                                   FORM 10-Q

                                 JUNE 30, 1994

                               TABLE OF CONTENTS


                                                                                    Page No.
                                                                                   ----------
    PART I.    FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Consolidated Statements of Financial Condition at
               June 30, 1994 and December 31, 1993                                      3

               Consolidated Statements of Income for the
               Three and Six Months Ended June 30, 1994 and 1993                        4

               Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 1994 and 1993                                  5

               Notes to Unaudited Consolidated Financial Statements                     7

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                     11

   PART II.    OTHER INFORMATION

    Item 1.    Legal Proceedings                                                       27

    Item 2.    Changes in Securities                                                   27

    Item 3.    Defaults Upon Senior Securities                                         27

    Item 4.    Submission of Matters to a Vote of Security Holders                     27

    Item 5.    Other Information                                                       27

    Item 6.    Exhibits and Reports on Form 8-K                                        27

SIGNATURES                                                                             29

Exhibit 11     Computation of Earnings Per Share                                       30

                         PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                           WESTCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)

                                                                                        June 30,              December 31,
                                                                                          1994                   1993
                                                                                       ----------             ----------
                                                                                           (Dollars in thousands)
ASSETS
  Cash, interest-bearing deposits with other financial institutions and
    other short-term investments                                                          $83,003               $162,557
  Investment securities available for sale (market value 1994: $107,934;
    1993:  $118,449)                                                                      107,934                118,002
  Mortgage-backed securities available for sale (market value 1994: $189,985;
    1993: $95,835)                                                                        189,985                 94,567
  Loans receivable, net of allowance for loan losses (1994: $41,648;
    1993: $39,677)                                                                      1,203,878              1,220,250
  Loans held for sale                                                                     262,195                300,731
  Premises and equipment, net                                                              68,485                 67,516
  Real estate owned, net                                                                   33,145                 43,970
  Accrued interest receivable                                                              10,104                 11,604
  Excess of purchase cost over net assets acquired                                          1,142                  1,184
  Federal Home Loan Bank stock                                                             17,906                 17,566
  Other assets                                                                            136,811                134,312
                                                                                       ----------             ----------
                                                                                       $2,114,588             $2,172,259
                                                                                       ==========             ==========
LIABILITIES
  Savings deposits                                                                     $1,437,265             $1,357,058
  Short-term borrowings                                                                    15,972                124,511
  Federal Home Loan Bank advances                                                          97,000                126,000
  Other borrowings                                                                             64                 26,385
  Amounts held on behalf of trustee                                                       215,372                182,905
  Unearned insurance premiums and insurance reserves                                        5,960                  5,973
  Other liabilities                                                                        21,476                 23,889
                                                                                       ----------             ----------
                                                                                        1,793,109              1,846,721

SUBORDINATED DEBENTURES                                                                   115,861                120,422

SHAREHOLDERS' EQUITY:
    Common Stock, par value $1.00 per share; authorized
      45,000,000 shares; issued and outstanding 23,061,015
      shares in 1994 and 21,894,805 shares in 1993                                         23,061                 21,895
    Paid-in capital                                                                       101,767                 92,393
    Retained earnings                                                                      85,467                 90,828
    Unrealized loss on securities available for sale, net of tax                           (4,677)
                                                                                       ----------             ----------
                                                                                          205,618                205,116
                                                                                       ----------             ----------
                                                                                       $2,114,588             $2,172,259
                                                                                       ==========             ==========




- - -----------------
See accompanying notes to unaudited consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                              Three Months Ended               Six Months Ended
                                                                    June 30                        June 30
                                                             -----------------------         ------------------------
                                                              1994            1993            1994             1993
                                                             -------         -------         -------          -------
                                                               (Dollars in thousands, except per-share amounts)
Interest income:
  Loans, including fees                                      $27,768         $36,557         $58,248          $76,705
  Investment securities                                        1,402           1,571           2,881            3,256
  Mortgage-backed securities                                   1,443           1,484           2,705            3,050
  Other                                                          930             722           1,798            1,091

    TOTAL INTEREST INCOME                                     31,543          40,334          65,632           84,102
Interest expense:
  Savings deposits                                            15,519          20,705          30,127           41,795
  Federal Home Loan Bank advances and
    other borrowings                                           3,445           5,245           9,515           11,755
                                                             -------         -------         -------          -------
    TOTAL INTEREST EXPENSE                                    18,964          25,950          39,642           53,550
                                                             -------         -------         -------          -------
      NET INTEREST INCOME                                     12,579          14,384          25,990           30,552
Provision  for loan losses                                     2,512           7,446           6,754           14,126
                                                             -------         -------         -------          -------
  NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                                 10,067           6,938          19,236           16,426
Other  income:
  Automobile loan banking activities                          17,826          15,449          38,095           27,636
  Mortgage banking activities                                   (871)          3,854              (9)           5,991
  Investment securities gain                                     448                             448
  Insurance income                                             2,115           1,712           4,233            3,437
  Real estate operations                                         941          (2,421)         (1,026)          (3,588)
  Miscellaneous                                                  135             301             285              697
                                                             -------         -------         -------          -------
    TOTAL OTHER INCOME                                        20,594          18,895          42,026           34,173
Other expenses:
  Salaries and employee benefits                              13,445          10,698          26,684           21,163
  Occupancy                                                    2,067           1,961           4,025            3,747
  Insurance                                                    1,278           1,737           2,709            3,534
  Miscellaneous                                                7,080           5,522          13,877           11,291
                                                             -------         -------         -------          -------
    TOTAL OTHER EXPENSES                                      23,870          19,918          47,295           39,735
                                                             -------         -------         -------          -------
    INCOME BEFORE INCOME TAXES                                 6,791           5,915          13,967           10,864
Income taxes                                                   2,692           2,763           5,940            4,667
                                                             -------         -------         -------          -------
  NET INCOME                                                 $ 4,099         $ 3,152         $ 8,027          $ 6,197
                                                             =======         =======         =======          =======
  NET INCOME PER COMMON SHARE
    AND COMMON SHARE EQUIVALENT                                $0.18           $0.17           $0.35            $0.33
                                                               =====           =====           =====            =====
  DIVIDENDS DECLARED PER SHARE
    OF COMMON STOCK                                           $0.075           $0.05          $0.015            $0.10
                                                              ======           =====          ======            =====




- - -----------------
See accompanying notes to unaudited consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  Six Months Ended
                                                                                     June 30,
                                                                           ------------------------------
                                                                              1994                1993
                                                                              ----                ----
                                                                               (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                 $   8,027            $   6,197

Adjustments to reconcile net income to net cash used in operating activities:

    Provision for losses, net                                                  5,254               10,437
    Depreciation and amortization                                              3,414                3,776
    Amortization of deferred fees                                               (666)              (1,282)
    Amortization of issuance costs                                               276                   94
    Decrease in interest receivable                                            1,500                2,211
    Losses on nonoperating activities                                          4,049                2,063
    Decrease in interest payable                                                (816)                (641)
    (Decrease) increase in unearned insurance                                    (13)               1,472
    Other, net                                                                11,615              (11,038)
    Net change in loans available for sale                                    37,707             (163,391)
                                                                           ---------            ---------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       70,347             (150,102)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities of investment securities                                          5,000               23,769
  Purchase of mortgage-backed securities                                    (104,031)              (7,047)
  Payments on mortgage-backed securities                                       5,574                6,554
  Net change in loans                                                         (4,876)             382,295
  Additions to premises and equipment                                         (4,340)              (1,714)
  Disposition of real estate owned                                            23,641               52,366
  Purchase of FHLB stock                                                        (340)                (152)
  Proceeds from sales of FHLB stock                                                                 3,000
  Net increase in trust receivable                                           (11,735)              (6,245)
  Net increase in trustee accounts                                            32,467               29,659
                                                                           ---------            ---------
    NET CASH (USED IN)  PROVIDED BY INVESTING ACTIVITIES                     (58,640)             482,485


                           WESTCORP AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                       -----------------------------
                                                                                         1994                 1993
                                                                                       ---------            ---------
                                                                                           (Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                                  $  80,206            $ (29,713)
  Decrease in FHLB advances, net                                                         (29,000)             (40,500)
  Decrease in short-term borrowings, net                                                (108,539)            (199,041)
  Retirement of other borrowings                                                         (26,333)             (20,366)
  Proceeds from issuance of subordinated debentures                                                           120,191
  Retirement of subordinated debentures                                                   (4,750)
  Proceeds from sale of common stock                                                         526               30,808
  Cash dividends                                                                          (3,371)              (1,760)
                                                                                       ---------            ---------
          NET CASH USED IN FINANCING ACTIVITIES                                          (91,261)            (140,381)
                                                                                       ---------            ---------
Net (decrease) increase in cash and equivalents                                          (79,554)             192,002
Cash and equivalents at beginning of period                                              162,557              114,003
                                                                                       ---------            ---------
Cash and equivalents at end of period                                                  $  83,003            $ 306,005
                                                                                       =========            =========
Supplemental disclosure of cash flow information:
Cash paid for:
  Interest                                                                             $  40,457            $  54,191
  Income taxes                                                                             1,750                5,012
Supplemental disclosures of noncash transactions:
  Acquisition of real estate acquired through foreclosure                              $  15,058            $  42,977






- - -------------------
See accompanying notes to unaudited consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION
The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Westcorp's annual report on Form 10-K for the year ended December 31, 1993.

Certain amounts from the 1993 consolidated financial statement amounts have been reclassified to conform to the 1994 presentation.

In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") which is effective on or before fiscal years beginning after December 15, 1994. Westcorp has not adopted SFAS 114 and it is not expected to have a material impact on Westcorp's consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B -  LOANS RECEIVABLE
Loans receivable consisted of the following:

                                                               JUNE 30,         DECEMBER 31,
                                                                 1994               1993
                                                               ---------        ------------
                                                                  (Dollars in thousands)
Real Estate:
  Mortgage                                                     $1,195,696          $1,310,003
  Construction                                                     34,019              31,684
                                                               ----------          ----------
                                                                1,229,715           1,341,687
  Less undisbursed loan proceeds                                   20,836              14,890
                                                               ----------          ----------
                                                                1,208,879           1,326,797
Consumer:
  Sales and leasing contracts                                     351,532             258,323
  Less unearned discounts                                          53,575              27,972
                                                               ----------          ----------
                                                                  297,957             230,351
                                                               ----------          ----------
                                                                1,506,836           1,557,148
Allowance for loan losses                                         (41,648)            (39,677)
Deferred loan fees                                                 (6,927)             (5,849)
Other                                                               7,812               9,360
                                                               ----------          ----------
                                                                1,466,073           1,520,982
Less loans held for sale:
  Mortgage                                                         50,779             199,007
  Consumer                                                        211,416             101,725
                                                               ----------          ----------
                                                                  262,195             300,732
                                                               ----------          ----------
    Total                                                      $1,203,878          $1,220,250
                                                               ==========          ==========


Loans serviced by Westcorp for the benefit of others totaled approximately $2.6 billion and $2.2 billion at June 30, 1994 and December 31, 1993, respectively. These amounts are not reflected in the accompanying consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C - INVESTMENTS AVAILABLE FOR SALE
Effective January 1, 1994, Westcorp adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, securities available for sale are adjusted to fair market value. The net unrealized gains or losses on securities available for sale (net of applicable taxes) are included as a separate component of shareholders' equity.

The aggregate carrying amount and approximate market values of investment securities available for sale were as follows:

                                                      JUNE 30, 1994                         DECEMBER 31, 1993
                                               ----------------------------            ----------------------------
                                               CARRYING             MARKET             CARRYING             MARKET
                                               AMOUNTS              VALUE              AMOUNTS              VALUE
                                               --------            --------            --------            --------
                                                                      (Dollars in thousands)
U.S. Treasury securities and
  obligations of other U.S. Government
  agencies and corporations                    $109,173            $104,260            $114,050            $114,523
Corporate bonds                                     400                 400                 400                 400
Obligations of states and political
  subdivisions                                    3,525               3,249               3,527               3,501
Other                                                25                  25                  25                  25
Net unrealized loss on investment
  securities available for sale                  (5,189)
                                               --------            --------            --------            --------
                                               $107,934            $107,934            $118,002            $118,449
                                               ========            ========            ========            ========

NOTE D - MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE
Effective January 1, 1994, Westcorp adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, securities available for sale are adjusted to fair market value. The net unrealized gains or losses on securities available for sale (net of applicable taxes) are included as a separate component of shareholders' equity.

                           WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The aggregate carrying amounts and approximate market values of the mortgage-backed securities available for sale were as follows:

                                                         JUNE 30, 1994                         DECEMBER 31, 1993
                                                  ----------------------------             ---------------------------
                                                  CARRYING             MARKET              CARRYING            MARKET
                                                  AMOUNTS              VALUE               AMOUNTS             VALUE
                                                  --------            --------             --------            -------
                                                                     (Dollars in thousands)
GNMA certificates                                 $ 82,517            $ 81,360             $ 2,020             $ 2,135
FNMA certificates                                   83,716              81,885              88,782              89,852
FHLMC participations certificates                    3,549               3,568               3,592               3,675
Collateralized mortgage
  obligations                                       23,048              23,000
Other participations certificates                      172                 172                 173                 173
Net unrealized loss on mortgage-
  backed securities available for sale              (3,017)
                                                  --------            --------             -------             -------
                                                  $189,985            $189,985             $94,567             $95,835
                                                  ========            ========             =======             =======

NOTE E - DIVIDENDS
On June 22 and March 18, 1994, Westcorp paid cash dividends of $0.075 per share. On March 25, 1994, Westcorp also announced a 5% stock dividend for shareholders of record as of April 5, 1994, payable May 13, 1994. The per share amounts for all periods presented have been restated to reflect the increased shares outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

Total assets decreased $57.7 million or 2.7% to 2.1 billion at June 30, 1994 from $2.2 billion at December 31, 1993. This reduction is a result of ongoing mortgage and automobile loan sales which is part of Westcorp's strategy to manage interest rate risk.

LOANS

Loans (including those held for sale) net of unearned discounts and undisbursed loan proceeds, decreased $54.9 million or 3.6% since December 31, 1993. The decrease is the result of ongoing loan sales. Westcorp continued to sell loans consistent with loan origination levels in the six month period ended June 30, 1994. Westcorp has retained the servicing on almost all loans sold and receives a servicing fee therefrom. Included in the portfolio are loans held for sale of which $50.8 million are mortgage loans secured primarily by single family residences and $211.4 million are retail installment sales contracts
secured by motor vehicles.   Westcorp's origination activity has continued to
increase even as on-balance sheet loans have decreased, as a result of continued loan sales in the secondary market.

Consumer loan originations were 36.4% higher for the period ended June 30, 1994 compared to the same period in 1993. This increase was primarily the result of Westcorp's continued expansion throughout 1993 and into 1994 of its dealer center network and favorable market conditions for automobile sales in California, Oregon, Nevada, Arizona, and Texas, the states in which Westcorp originates loans.

Real estate originations were also higher during the six month period of 1994 compared to the same period a year ago. The 4.0% increase in real estate originations is the result of Westcorp's expansion of its mortgage banking operations during 1994. The following table sets forth the loan origination, purchase and sale activity of Westcorp for the periods indicated.

                                                                   FOR THE SIX MONTHS ENDED JUNE 30
                                                             1994                                    1993
                                                ------------------------------          ------------------------------
                                                 MORTGAGE             CONSUMER           MORTGAGE             CONSUMER
                                                 --------             --------           --------             --------
                                                                        (Dollars in thousands)
Beginning balance                               $1,326,797            $230,351          $1,571,628            $354,201
Originations (1)                                   369,411             574,733             355,372             421,299
Purchases                                               18                                      50
Sales                                              374,660             430,000             348,238             425,000
Principal reductions (2)                           112,687              77,127             155,246             109,734
                                                ----------            --------          ----------            --------
Ending Balance                                  $1,208,879            $297,957          $1,423,566            $240,766
                                                ==========            ========          ==========            ========

(1) Includes automobile loans purchased from motor vehicle dealers.
(2) Includes scheduled payments, prepayments and charge-offs.

The real estate loan portfolio (including those classified as held for sale) consisted of the following:

                                                          JUNE 30, 1994                        DECEMBER 31, 1993
                                                -----------------------------             -------------------------
                                                  AMOUNT                  %                 AMOUNT              %
                                                ----------              -----             ----------          -----
                                                                     (Dollars in thousands)
Single family residential loans:
  First trust deeds                             $  588,764               48.7%            $  673,322           50.7%
  Second trust deeds                               131,885               10.9                152,160           11.5
                                                ----------              -----             ----------          -----
                                                   720,649               59.6                825,482           62.2
Multi-family residential loans                     471,287               39.0                480,692           36.2
Construction loans                                  34,019                2.8                 31,684            2.4
Other                                                3,760                0.3                  3,828            0.3
                                                ----------              -----             ----------          -----
                                                 1,229,715                                 1,341,686
Less undisbursed loan proceeds                      20,836                1.7                 14,889            1.1
                                                ----------              -----             ----------          -----
                                                $1,208,879              100.0%            $1,326,797          100.0%
                                                ==========              =====             ==========          =====

Westcorp's portfolio included both fixed and adjustable rate mortgage loans as shown below:

                                                         JUNE 30, 1994                         DECEMBER 31, 1993
                                                -----------------------------             -------------------------
                                                  AMOUNT                  %                 AMOUNT              %
                                                ----------              -----             ----------          -----
                                                                     (Dollars in thousands)
Fixed rate loans:
  Single family residential loans               $   76,966                6.4%            $  184,075           13.9%
  Multi-family loans                                 2,668                0.2                  2,181            0.2
Adjustable rate loans:
  Negative amortizing loans                        777,456               64.3                730,840           55.1
  No negative amortizing loans                     351,789               29.1                409,701           30.8
                                                ----------              -----             ----------          -----
Total portfolio                                 $1,208,879              100.0%            $1,326,797          100.0%
                                                ==========              =====             ==========          =====

The composition of the consumer loan portfolio, all of which is fixed-rate, was as follows:


                                                    JUNE 30, 1994                      DECEMBER 31, 1993
                                              ------------------------              -----------------------
                                               AMOUNT              %                 AMOUNT             %
                                              --------           -----              --------          -----
                                                                     (Dollars in thousands)
Automobile loans, net                         $294,462            98.8%             $226,566           98.4%
Other                                            3,495             1.2                 3,785            1.6
                                              --------           -----              --------          -----
  Total portfolio                             $297,957           100.0%             $230,351          100.0%
                                              ========           =====              ========          =====

ASSET QUALITY

GENERAL
The condition of the California real estate market, particularly the multi-family real estate sector, remains weak. Asset quality was also adversely affected by the January 17, 1994, Northridge, California earthquake. Approximately $21.9 million of Westcorp's real estate loan portfolio was affected by the earthquake. Of this amount, $8.6 million of these loans were placed on nonaccrual.

DELINQUENCY
Loans 60 days or more delinquent have increased by $4.6 million to $28.4 million at June 30, 1994 compared to $23.9 million at December 31, 1993. This increase is mostly a result of properties affected by the Northridge earthquake. Delinquent loans by type of loan and as a percentage of loans by type are summarized as follows at June 30, 1994 and December 31, 1993:

                                                                              JUNE 30, 1994
                                                                        NUMBER OF DAYS DELINQUENT
                                                     ----------------------------------------------------------------
                                                          60-89                90 OR MORE                 TOTAL
                                                     -----------------      -----------------       -----------------
                                                     AMOUNT         %       AMOUNT         %        AMOUNT         %
                                                     ------        ---      ------        ---       ------        ---
                                                                         (Dollars in thousands)
Single family residential homes                      $2,621        0.4%     $15,913       2.2%     $18,534        2.6%
Multi-family residential homes                          544        0.1        8,615       1.8        9,159        1.9
Consumer                                                280        0.1          266       0.1          546        0.2
Other                                                   206        1.0                                 206        1.0
                                                     ------        ---      -------       ---      -------        ---
  Total                                              $3,651        0.2%     $24,794       1.6%     $28,445        1.9%
                                                     ======        ===      =======       ===      =======        ===


                                                                            DECEMBER 31, 1993
                                                                        NUMBER OF DAYS DELINQUENT
                                                     ----------------------------------------------------------------
                                                          60-89                90 OR MORE                TOTAL
                                                     -----------------      -----------------       -----------------
                                                     AMOUNT         %       AMOUNT         %        AMOUNT         %
                                                     ------        ---      ------        ---       ------        ---
                                                                         (Dollars in thousands)
Single family residential homes                      $4,043        0.5%     $15,603       1.9%     $19,646        2.4%
Multi-family residential homes                        1,574        0.3        1,811       0.4        3,385        0.7
Consumer                                                504        0.2          351       0.2          855        0.4
                                                     ------        ---      -------       ---      -------        ---
  Total                                              $6,121        0.4%     $17,765       1.1%     $23,886        1.5%
                                                     ======        ===      =======       ===      =======        ===

NONPERFORMING ASSETS
Nonperforming assets ("NPA") consist of nonperforming loans ("NPL"), insubstance foreclosures, ("ISF") and real estate acquired through foreclosure ("REO"). REOs and ISFs are accounted for at fair value. A loan is classified as an ISF when the risk of loss has substantively passed from the borrower to the lender. Westcorp's ISFs are primarily composed of multi-family properties. Also, included in NPAs is $3.6 million of real estate acquired for investment ("REI") that due to its deteriorating collateral value and inability to repay its debt, is considered nonperforming. NPLs are defined as all loans on nonaccrual and includes mortgage loans 90 days or more past due and performing loans where full collection of principal and interest is not reasonably assured. Interest income on NPL is not accrued or recognized. At June 30, 1994 interest on nonperforming loans excluded from interest income was $6.9 million. At June 30, 1993 such amount was $7.3 million.

Nonperforming loans consisted of the following:

                                                                      JUNE 30,           DECEMBER 31,
                                                                        1994                 1993
                                                                      --------           ------------
                                                                          (Dollars in thousands)
Loans 90 days or more past due                                         $23,266             $17,651
Performing, nonaccrual loans                                            23,869              14,315
                                                                       -------             -------
  Total nonperforming loans                                            $47,135             $31,966
                                                                       =======             =======

Nonperforming loans by loan type consisted of the following:

                                                                      JUNE 30,          DECEMBER 31,
                                                                        1994                1993
                                                                      --------          ------------
                                                                          (Dollars in thousands)
Single family residential                                              $16,964             $15,722
Multi-family 5-36 units                                                  5,982               2,985
Multi-family over 36 units                                              22,706              10,134
Other                                                                    1,483               3,125
                                                                       -------             -------
  Total nonperforming loans                                            $47,135             $31,966
                                                                       =======             =======

Total NPAs increased to $82.3 million at June 30, 1994 compared to $75.0 million at December 31, 1993. The overall increase in nonperforming assets was due primarily to properties impacted by the Northridge earthquake and the continued weakness of the economy and real estate markets in California where Westcorp has its concentration of nonperforming assets, particularly multi-family residential dwellings. These loans and assets have been more severely affected by the prevailing economic conditions and consequently have been the major source of increase in nonperforming assets.

The migration of nonperforming loans, insubstance foreclosures and real estate owned from December 31, 1993 to June 30, 1994 is shown below.

NONPERFORMING LOANS

                                                TOTAL            SFR             5-36            37+            OTHER
                                              --------         -------         -------         -------         -------
                                                                     (Dollars in thousands)
Balance, 12/31/93                             $ 31,966         $15,722         $ 2,985         $10,134         $ 3,125
New nonperforming loans                         34,093          13,045           5,833          15,215
REO/ISF                                        (10,275)         (7,832)         (2,443)
Cures and payoffs                               (6,931)         (2,253)           (393)         (2,643)         (1,642)
Charge-offs                                     (1,718)         (1,718)
                                              --------         -------         -------         -------         -------
Balance, 6/30/94                              $ 47,135         $16,964         $ 5,982         $22,706         $ 1,483
                                              ========         =======         =======         =======         =======

INSUBSTANCE FORECLOSURES

                                                TOTAL            SFR             5-36            37+            OTHER
                                              --------         -------          ------         -------         -------
                                                                     (Dollars in thousands)
Balance, 12/31/93                              $20,826         $                $1,242         $14,859         $ 4,725
New ISF                                            377                             377
Transfer to REO                                 (7,077)                                         (7,077)
Cures                                           (4,725)                                                         (4,725)
Writedowns                                        (162)                                           (162)
                                              --------         -------          ------         -------         -------
Balance, 6/30/94                               $ 9,239         $                $1,619         $ 7,620         $
                                              ========         =======          ======         =======         =======

REAL ESTATE ACQUIRED THROUGH FORECLOSURE

                                                TOTAL            SFR             5-36            37+            OTHER
                                              --------         -------         -------         -------         -------
                                                                     (Dollars in thousands)
Balance, 12/31/93                             $ 17,404         $ 7,468         $   725                          $9,211
New REO                                         21,758           9,583           2,974         $ 9,201
Sales                                          (10,705)         (9,344)         (1,361)
Writedowns                                      (3,697)           (414)         (1,399)         (2,407)            523
                                              --------         -------         -------         -------          ------
Balance, 6/30/94                              $ 24,760         $ 7,293         $   939         $ 6,794          $9,734
                                              ========         =======         =======         =======          ======

For nonperforming assets other than nonperforming loans, assets secured by multi-family residential properties continued to be the dominant asset type consisting of $16.9 million or 49.9% of these assets. Of the multi-family residential properties, $14.4 million are properties of 37 units or greater.

ALLOWANCE FOR LOAN AND REAL ESTATE LOSSES
Consistent with loan volume, loan sales, losses, nonaccrual loans and other relevant factors, Westcorp increased its allowance for loan losses to $41.6 million at June 30, 1994 compared to $39.7 million at December 31, 1993. While Westcorp's nonperforming assets are mainly multi-family and construction loans, no single loan or series of such loans predominate. The provision and allowance for loan losses are indicative of loan volumes, loss trends and management's analysis of market conditions. These conditions include the effects of the Northridge earthquake. Westcorp is continuing to assess earthquake related damage, including on-site inspections of individual properties. To date, Westcorp has modified thirty-four loans, typically by deferring payments for generally two to three months. At June 30, 1994, thirty of these loans have resumed making payments. The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio.

The following table presents summarized data relative to the allowance for loan losses.

                                                                                       JUNE 30,          DECEMBER 31,
                                                                                        1994                 1993
                                                                                     ----------          ------------
                                                                                         (Dollars in thousands)
Total loans                                                                          $1,506,836           $1,557,148
Allowance for loan losses                                                                41,648               39,677
Allowance for real estate losses                                                          2,511                3,508
Loans past due 60 days or more                                                           28,445               23,886
Nonperforming  loans                                                                     47,135               31,966
Nonperforming assets                                                                     82,345               74,972
Allowance for loan losses as a percent of:
  Total loans                                                                               2.8%                 2.6%
  Loans past due 60 days or more                                                          146.4                166.1
  Nonperforming loans                                                                      88.4                124.1
Total allowance as a percent of nonperforming assets                                       53.6                 57.6
Nonperforming loans as a percent of total loans                                             3.1                  2.1
Nonperforming assets as a percent of total assets                                           3.9                  3.5

The table below provides an historical analysis of the allowance for loan losses.

                                                   THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                         JUNE 30                              JUNE 30
                                               --------------------------             ------------------------
                                                 1994              1993                1994              1993
                                               -------            -------             -------           ------
                                                                     (Dollars in thousands)
Balance at beginning of period                 $41,065            $40,748             $39,677           $40,656
Charge-offs
  Real estate                                   (1,176)            (7,102)             (3,038)          (11,875)
  Consumer                                      (2,389)            (3,649)             (4,818)           (7,560)
                                               -------            -------             -------           -------
                                                (3,565)           (10,751)             (7,856)          (19,435)
Recoveries
  Real estate                                      126              1,985                 296             2,448
  Consumer                                       1,510              1,363               2,777             2,996
                                               -------            -------             -------           -------
                                                 1,636              3,348               3,073             5,444
Net charge-offs                                 (1,929)            (7,403)             (4,783)          (13,991)
Provision for loan losses                        2,512              7,446               6,754            14,126
                                               -------            -------             -------           -------
                                               $41,648            $40,791             $41,648           $40,791
                                               =======            =======             =======           =======
Ratio of net charge-offs during
  period to average loans outstanding
  during the period (annualized)                  .53%              1.70%                .64%             1.54%
                                               =======            =======             =======           =======



Changes in the allowance for real estate losses were as follows:

                                                   THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                         JUNE 30                                JUNE 30
                                              --------------------------               --------------------------
                                                1994               1993                 1994               1993
                                              -------            -------               -------           --------
                                                                     (Dollars in thousands)
Balance at beginning of period                $ 3,470            $ 7,572               $ 3,508           $ 20,185
Provision for real estate losses               (1,500)            (4,289)               (1,500)            (3,689)
Charge-offs, net                                  541              2,552                   503            (10,661)
                                              -------            -------               -------           --------
Balance at end of period                      $ 2,511            $ 5,835               $ 2,511           $  5,835
                                              =======            =======               =======           ========

                             RESULTS OF OPERATIONS

SUMMARY
Westcorp reported net income of $4.1 million and $8.0 million for the three months and six months ended June 30, 1994, respectively, compared to $3.2 million and $6.2 million for the respective periods of 1993. As discussed in greater detail below, net income was most affected by the following four factors.

  o Net interest income declined as interest earning assets decreased and interest margins narrowed.
  o Provision for loan losses decreased consistent with the decrease in loans and lower chargeoffs.
  o   Other income increased as a result of increased loan servicing activities.
  o Other expense increased as a result of expansion into other states and expanding servicing portfolios.

NET INTEREST INCOME
Net interest income for the three months and six months ended June 30, 1994 was $12.6 million and $26.0 million, respectively. For the same periods of 1993, net interest income totalled $14.4 million and $30.6 million. The decrease in net interest income for both the three month and six month periods is attributable to lower levels of interest earning assets and narrowing interest margins. Interest earning assets have declined through ongoing loan sales in both the consumer and real estate portfolios. These loan sales have increased other income. See "Automobile Loan Banking Activities" and "Mortgage Banking Activities Sections" that follow.

Net interest margins narrowed 40 basis points for the six months ended June 30, 1994 compared to the same period of 1993 due to a decrease of 81 basis points in the yield on interest-earning assets, offset by a decrease of 41 basis points in the cost of funds for the same period.

Overall market conditions experienced declining interest rates throughout 1993. Consequently, the rates earned and paid on interest sensitive instruments have declined. Yields on loans and mortgage-backed securities decreased 70 basis points for the six months ended June 30, 1994 compared to the same period of 1993 as a result of higher prepayments and the reinvestment of funds into loans and mortgage-backed securities at lower rates than the rates on those assets sold or repaid.

Similarly, the cost of savings deposits declined 48 basis points for the six months ended June 30, 1994 compared to the same period of 1993. This decrease reflects a continued replacement of higher-costing deposits with lower costing ones. The cost of other borrowings decreased 4 basis points. The smaller decrease in the cost of other borrowings is the result of replacing short term borrowings with long term subordinated debentures as part of Westcorp's strategy to manage interest rate risk and increase its capital base.

Interest rates earned and paid for the three and six months ended June 30, 1994 and 1993 are summarized as follows:

                                              FOR THE THREE MONTHS ENDED                FOR THE SIX MONTHS ENDED
                                                        JUNE 30                                 JUNE 30
                                            -------------------------------         --------------------------------
                                                1994               1993                 1994                1993
                                            ------------       ------------         ------------        ------------
                                               YIELD/             YIELD/               YIELD/              YIELD/
                                                RATE               RATE                 RATE                RATE
                                            ------------       ------------         ------------        ------------
Assets
Interest-earning assets:
Investment securities                            5.11%              6.43%                5.18%               6.30%
Mortgage-backed securities (1)                   5.47               5.83                 5.45                5.92
Loans:
  Consumer                                      13.18              13.46                13.01               13.42
  Real estate                                    6.46               7.37                 6.61                7.37
Other                                            4.30               4.29                 4.07                3.98
                                                -----              -----                -----               -----
Total interest-earning assets                    7.18               8.02                 7.29                8.10

Interest-bearing liabilities:
Deposits                                         4.47               4.88                 4.45                4.93
Public offerings (2)                             8.71               9.75                 7.46                6.76
FHLB advances and other
  borrowings                                     7.55               7.87                 7.64                7.78
                                                -----              -----                -----               -----
     Total interest-bearing liabilities          4.97               5.44                 5.01                5.42

Interest rate spread                             2.21%              2.58%                2.28%               2.68%
                                                =====              =====                =====               =====

Net yield on average interest
  earning assets                                 2.85%              2.85%                2.86%               2.90%
                                                =====              =====                =====               =====





- - ----------------------------
(1)  Includes collateralized mortgage obligations.
(2) Includes subordinated debentures, commercial paper and collateralized bonds.

ASSET/LIABILITY MANAGEMENT
The continued profitability of Westcorp is dependent upon, among other factors, the extent to which the effect of changes in interest rates on its earnings are minimized. Thus, a major objective of Westcorp's asset/liability management program has been to control interest rate risk through matching the maturity and repricing characteristics of its interest-earning assets with those of its interest-bearing liabilities.

Westcorp originates both adjustable-rate mortgages (ARMs) and fixed-rate mortgages. To minimize the interest rate risk associated with its real estate loan portfolio, Westcorp generally retains the ARMs in its own loan portfolio and sells its fixed-rate loans in the secondary market with servicing rights retained. At June 30, 1994, Westcorp serviced $1.4 billion in mortgage real estate loans for others. ARMs and adjustable-rate mortgage-backed securities
(MBS) amounted to 80% of the total mortgage loans and MBS held by Westcorp at June 30, 1994. Interest rates generally adjust on a monthly, semiannual or annual basis with 71% of Westcorp's adjustable products adjusting monthly.

Westcorp also originates fixed-rate consumer loans. To minimize interest rate risk associated with its consumer loan portfolio, Westcorp has sold approximately two-thirds of its consumer loan production and retained the servicing rights. The pass-through rate for these sales is fixed which provides off-balance sheet match funding for the majority of Westcorp's consumer loans. The consumer loans retained on-balance sheet have an average life of 1.8 years. At June 30, 1994, Westcorp serviced $1.1 billion in consumer loans for others.

Fixed-rate certificates of deposit (CDs) represent Westcorp's primary source of funding. At June 30, 1994, the weighted average remaining maturity on CDs was 316 days. Approximately 84% of Westcorp's other borrowed funds at June 30, 1994 had fixed rates and maturities greater than one year. Subordinated debentures, which represent 51% of this total, are redeemable in six years and mature in nine years.

Westcorp has entered into or committed to interest rate swaps and an interest rate cap as hedges against market value changes in designated portions of its MBS portfolio. At June 31, 1994, swaps with a notional amount of $15 million and caps totalling $20 million were outstanding. In addition, Westcorp had committed to enter into swaps for an additional $70.5 million for settlement after quarter-end.

The sensitivity of earnings to interest rate changes may be measured by the difference, or gap, between the amount of assets and liabilities scheduled to reprice, based on certain assumptions, within the same period expressed as a percentage of interest-earning assets. Conceptually, the lower the amount of this gap, the less sensitive earnings are to interest rate changes. A positive gap means an excess of assets over liabilities repricing during the same period. However, this method of measuring interest rate sensitivity does not take into account the differing repricing characteristics of various types of assets and liabilities. Thus, certain assets and liabilities that have similar maturities or periods to repricing may react in different ways to changes in market interest rates. For instance, Westcorp's ARMs are mainly tied to the Eleventh District Cost of Funds (COFI) which typically lags the market, and also generally have restrictions on the maximum amounts of periodic and/or total changes in interest rates and payments. On the other hand, maturing borrowings have no such restrictions and will reprice at current market rates. Overall, Westcorp's interest-bearing liabilities react to changes in market interest rates faster than do its interest-earning assets. This tends to decrease Westcorp's net interest margin during a period of rising rates.

The following table illustrates the projected interest rate maturities, based upon certain assumptions, regarding the major asset and liability categories of Westcorp at June 30, 1994. The interest rate sensitivity of Westcorp's assets and liabilities illustrated in the following table could vary substantially if different assumptions were used or actual experience differs from the assumptions set forth.

                       INTEREST RATE SENSITIVITY ANALYSIS
                                AT JUNE 30, 1994

                                     WITHIN       3 MONTHS     1 YEAR TO    3 YEARS TO      AFTER 5
                                    3 MONTHS     TO 1 YEAR      3 YEARS       5 YEARS        YEARS             TOTAL
                                    --------     ---------      -------       -------        -----             -----
                                                                 (Dollars in thousands)
Interest earning assets:
Investment securities                $ 14,995                   $  13,061      $ 75,952      $  3,926       $  107,934
Other investments                      90,706      $    100                                                     90,806
Mortgage-backed securities             84,013        27,850         9,873        10,984        57,265          189,985
Consumer loans (1)                     37,891        92,574       125,604        40,458         1,430          297,957
Real estate loans (2):
  Adjustable rate mortgages           743,254       324,029        32,458         8,976         7,345        1,116,062
  Fixed rate mortgages                  2,451         6,611        16,493        12,854        41,225           79,634
  Construction loans                   13,183                                                                   13,183
                                     --------      --------     ---------      --------      --------       ----------
Total interest earning assets        $986,493      $451,164     $ 197,489      $149,224      $111,191       $1,895,561
                                     ========      ========     =========      ========      ========       ==========
Interest bearing liabilities:
Passbook accounts/money
  market deposits (3)                   7,369        19,794        39,125        25,051        44,616          135,955
Certificates of deposit (4)           483,386       465,919       310,240        41,411            99        1,301,055
FHLB advances (4)                       8,000        13,000        63,000         6,500         6,500           97,000
Other borrowings (4)                   15,975             9            26            26       115,861          131,897
                                     --------      --------     ---------      --------      --------       ----------
Total interest bearing
  liabilities                        $514,730      $498,722     $ 412,391      $ 72,988      $167,076       $1,665,907
                                     ========      ========     =========      ========      ========       ==========
Excess interest earning
  assets/(liabilities)               $471,763      $(47,558)    $(214,902)     $ 76,236      $(55,885)      $  229,654
                                     ========      ========     =========      ========      ========       ==========
Effect of hedging activities         $ 15,000                                                $(15,000)
Cumulative excess                    $486,763      $439,205     $ 224,303      $300,539      $229,654       $  229,654
                                     ========      ========     =========      ========      ========       ==========
Cumulative excess as a
  percentage of total interest
  earning assets                           25.68%       23.17%        11.83%        15.85%        12.12%        12.12%


(1) Based on contractual maturities adjusted by Westcorp's historical prepayment rate.
(2)   Based on interest rate repricing adjusted for projected prepayments.
(3)   Based on assumptions established by the Office of Thrift Supervision.
(4)   Based on contractual maturity.

PROVISION FOR LOAN LOSSES
The provision for loan losses for the three and six months ended June 30, 1994 were $2.5 million and $6.8 million respectively, compared to $7.4 million and $14.1 million during the comparable periods of 1993. Westcorp recorded lower provisions for loan losses for the first six months of 1994 compared to 1993 as a result of lower charge-offs. Nonetheless, the allowance for loan losses increased to $41.6 million at June 30, 1994 compared to $39.7 million at December 31, 1993 and $40.8 million a year ago due to continued uncertainty in the economy. See "Asset Quality".

OTHER INCOME
Total other income increased for both the three and six months ended June 30, 1994 compared to the same period in 1993. Other income is generated from automobile banking activities, mortgage banking activities, and other ancillary sources.

AUTOMOBILE LOAN BANKING ACTIVITIES
Westcorp originates and sells automobile sales contracts with servicing rights
retained in the secondary market through a grantor trust structure.   Income
from automobile loan banking includes gains or losses from the sale of loans, loan servicing income net of amortization of capitalized servicing, and other related income such as late charges. For the three and six months ended June 30, 1994, automobile loan banking operations generated income of $17.8 million and $38.1 million, respectively, compared to $15.4 million and $27.6 million for the same periods of 1993.

During the three months ended June 30, 1994, net losses on automobile loan sales totalled $1.1 million while net gains totalled $1.1 million for the six months ended June 30, 1994. This compares to gains from loan sales of $1.8 million and $5.0 million for the three and six months ended June 30, 1993, respectively. The lower gains and the realized losses on sales during 1994 are a result of narrower interest margins driven by a rising interest rate environment, which affects the pricing of loan sales. Automobile loans sold during the first six months of 1994 totalled $430 million compared to $425 million during the first six months of 1993.

Net loan servicing income increased to $16.0 million and $31.1 million for the three and six months ended June 30, 1994, respectively, compared to $11.4 million and $17.9 million for the comparable periods of 1993. The increase is the result of a larger servicing portfolio. Westcorp serviced $1.1 billion of automobile loans for others at June 30, 1994 compared to $905 million at June 30, 1993.

Automobile loan banking income for the three and six month periods ended June 30, 1994 and 1993 is summarized as follows:

                                                      FOR THE THREE MONTHS                     FOR THE SIX MONTHS
                                                          ENDED JUNE 30                           ENDED JUNE 30
                                                   ---------------------------             ---------------------------
                                                    1994                1993                1994                1993
                                                   -------             -------             -------             -------
                                                                          (Dollars in thousands)
Net gains (losses) from sale of
  automobile loans                                 $(1,140)            $ 1,797             $ 1,064             $ 5,013
Loan servicing income, net                          15,973              11,369              31,149              17,852
Other                                                2,993               2,283               5,882               4,771
                                                   -------             -------             -------             -------
                                                   $17,826             $15,449             $38,095             $27,636
                                                   =======             =======             =======             =======

MORTGAGE BANKING ACTIVITIES
Westcorp originates mortgage loans for sale in the secondary market. Mortgage banking operations include gains and losses on the sale of loans, loan servicing income net of amortization of capitalized servicing, and other income which is primarily late charges. During the three and six months ended June 30, 1994, mortgage banking experienced losses of $871 thousand and $9 thousand, respectively, compared to income of $3.9 million and $6.0 million for the comparable periods of 1993.

Losses on sales of mortgage loans for the three and six months ended June 30, 1994 totalled $2.0 million and $1.9 million, respectively, compared to gains on sales of mortgage loans of $3.0 million and $4.1 million during the comparable periods of 1993. Gains and losses on mortgage loans are directly related to the overall interest rate environment. During 1994, interest rates have increased for mortgage loans, in contrast to the declining interest rate environment during 1993. This change in the interest rate environment has adversely affected the pricing of mortgage loans. Loans sold during the first six months of 1994 totalled $374.7 million compared to $348.2 million for the first six months of 1993. As a result of the rising rate environment, Westcorp has reduced its mortgage loans held for sale from $199.0 million at December 31, 1993 to $50.8 million at June 30, 1994.

Net loan servicing income increased to $1.1 million and $1.6 million for the three and six months ended June 30, 1994, respectively, compared to $0.7 million and $1.4 million for the comparable periods of 1993 as a result of a larger servicing portfolio. At June 30, 1994, Westcorp serviced $1.4 billion of mortgage loans for others compared to $918 million at June 30, 1993.

Mortgage banking income for the three and six months ended June 30, 1994 and 1993 is summarized as follows:

                                             FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                ENDED JUNE 30                 ENDED JUNE 30
                                            ----------------------        ----------------------
                                             1994            1993          1994            1993
                                            -------         ------        -------         ------
                                                           (Dollars in thousands)
Net gains (losses) from sale of
  mortgage loans                            $(2,035)        $2,969        $(1,893)        $4,129
Loan servicing income, net                    1,050            678          1,620          1,414
Other                                           114            207            264            448
                                            -------         ------        -------         ------
                                            $  (871)        $3,854        $    (9)        $5,991
                                            =======         ======        =======         ======


MISCELLANEOUS
Additional sources of other income were primarily insurance income and real estate operations. The increases in insurance income during the three and six months ended June 30, 1994 compared with the respective periods of 1993 are directly related to higher levels of loans serviced.

Real estate operations include the ongoing costs of operations and disposition associated with Westcorp's investments in joint ventures and REO. Real estate operations earned $0.9 million in the three months ended June 30, 1994 and losses of $1.0 million for the six months ended June 30, 1994 compared to losses of $2.4 million and $3.6 million for the same periods in 1993. The changes between quarters are due primarily to reduced expenses on nonperforming assets and increased gains on sales of REO.

OTHER EXPENSE
Other expense consists of compensation and benefits, occupancy expense, insurance, and other operating expenses increased to $23.9 million and $47.3 million for the three and six months ended June 30, 1994, respectively, compared to $19.9 million and $39.7 million for the same periods in 1993. The increase is chiefly in compensation and benefits and is primarily a function of increased loan servicing portfolios, expansion into additional states and higher levels of nonperforming assets. In addition, the premiums paid to the Savings Association Insurance Fund increased as a result of an increase in premium rates. The ratio of annualized operating expense to average serviced assets was 2.15% and 2.14% for the six months ended June 30, 1994 and 1993, respectively.

INCOME TAXES
The effective tax rate for the six months ended June 30, 1994 and 1993 was 42.5% and 43.0%, respectively.

                        CAPITAL RESOURCES AND LIQUIDITY

Westcorp has diversified sources of funds generated through its operations. Primary sources include deposits, loan principal and interest payments received, sales of real estate loans and consumer loans, sale of mortgage-backed securities ("MBS") and the maturity or sale of investment securities. Other sources include commercial paper, Federal Home Loan Bank advances and reverse repurchase agreements. Prepayments on loans and mortgage-backed securities and deposit inflows and outflows are affected significantly by interest rates, real estate sales activity and general economic conditions.

Westcorp uses these sources to meet its business needs which includes funding maturing certificates of deposits and savings withdrawals, repayment of borrowings, funding loan and investment commitments and real estate operations, meeting operating expenses, and maintaining minimum regulatory liquidity and capital levels.

During the second quarter of 1994, Westcorp purchased $104.0 million of MBS to more profitably employ its excess capital. These securities have been classified as available for sale in the financial statements to provide flexibility in maximizing earnings in the portfolio. These purchases included both fixed and adjustable rate MBS. In order to minimize interest rate risk, certain portions of this portfolio have been hedged. See "Asset/Liability Management".

Westcorp's wholly-owned subsidiary, Western Financial Savings Bank, F.S.B., (the "Bank") is a federally chartered savings and loan. As such, it is subject to certain minimum capital requirements. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") separates all financial institutions into one of five capital categories: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". In order to be considered "well capitalized", an institution must have a total risk-based capital ratio of 10% or greater, a Tier 1 (i.e., core) risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater and not be subject to any OTS order or directive to meet and maintain a specific capital level for any capital measure. The Bank currently meets all the requirements of a "well capitalized" institution. Its regulatory capital position at June 30, 1994 was as follows:

                                              TANGIBLE                      CORE                    RISK-BASED
                                               CAPITAL                    CAPITAL                     CAPITAL
                                         -------------------        --------------------        --------------------
(Dollars in thousands)                    AMOUNT       RATIO         AMOUNT        RATIO         AMOUNT        RATIO
                                         --------      -----        --------       -----        --------       -----
Regulatory capital                       $183,629      8.61%(1)     $183,629       8.61%(1)     $304,242      14.01%(2)
Minimum OTS capital
  requirement                              31,975      1.50%          63,949       3.00%         173,701       8.00%
                                         --------      -----        --------       -----        --------       -----
Excess capital                           $151,654      7.11%        $119,680       5.61%        $130,541       6.01%
                                         ========      =====        ========       =====        ========       =====

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

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On May 11, 1994, Westcorp Financial Services, Inc., the consumer lending subsidiary of the Bank, was served with a lawsuit entitled Denise Whitehouse, suing individually, on behalf of the general public vs. Westcorp Financial Services, Inc, brought in the Superior Court of California, County of Contra Costa. The suit seeks injunctive relief, restitution and damages for alleged violations of certain consumer protection and Business and Profession Codes involving the placement of collateral protection insurance by the lender under the contractual provisions on its automobile-secured consumer loans. No class has yet been certified and Westcorp Financial Services is vigorously defending. It is not yet possible to estimate potential liability or the likelihood thereof.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of Shareholders was held on May 26, 1994. At the meeting, the shareholders approved the election of Ernest S. Rady, Robert W. Jenkins, Stanley E. Foster and Judith M. Bardwick to the Board of Directors, each for a term of 2 years.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A)  EXHIBITS

         EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE

    (B)  REPORTS ON FORM 8-K

         A report on Form 8-K was filed June 16, 1994 announcing that on

         June 14, 1994, Ernest Rady, the Chairman of the Board and Chief Executive Officer of Westcorp assumed the added duties and titles of President and Chief Operating Officer, effective immediately, due to the resignation of Stephen W. Prough from these positions. Mr. Prough advised Westcorp on June 14, 1994 that he was resigning from his offices and as a director to become Chairman, President and Chief Executive Officer of Downey Savings and Loan Association.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WESTCORP
- - -------------------------------------------------------------------------------
                                  (Registrant)





Date: July 27, 1994                    By:  /s/Ernest S. Rady
      ------------------                    -----------------------------------
                                            Ernest S. Rady
                                            Chairman, President and Chief
                                            Executive Officer
                                            (Principal Executive Officer)

Date: July 27, 1994                    By:  /s/Joy Schaefer
      ------------------                    -----------------------------------
                                            Joy Schaefer
                                            Executive Vice President
                                            Chief Financial Officer and
                                            Treasurer
                                            (Principal Financial Officer)