Form 10-Q
period 1994-09-30
WESTCORP /CA/
filed 1994-11-14
CIK 813461

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
       (Mark One)
         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

                                       OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                        COMMISSION FILE NUMBER 33-13646


                                    WESTCORP
             _____________________________________________________
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                             51-0308535
_______________________________                             __________________
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                   23 PASTEUR, IRVINE, CALIFORNIA 92718-3804
                   _________________________________________
                    (Address of principal executive offices)

                                (714) 727-1000
             ___________________________________________________
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X/    No / /

As of November 7, 1994, the registrant had 23,143,655 outstanding shares of common stock, $1.00 par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 30.

                           WESTCORP AND SUBSIDIARIES

                                   FORM 10-Q

                               SEPTEMBER 30, 1994

                               TABLE OF CONTENTS

                         _____________________________

                                                                         Page No.
                                                                        ----------
PART I.    FINANCIAL INFORMATION

 Item 1.    Financial Statements

            Consolidated Statements of Financial Condition at
            September 30, 1994 and December 31, 1993                        3

            Consolidated Statements of Income for the
            Three and Nine Months Ended September 30, 1994 and 1993         4

            Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 1994 and 1993                   5

            Notes to Unaudited Consolidated Financial Statements            7

 Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            12

PART II.    OTHER INFORMATION

 Item 1.    Legal Proceedings                                              28

 Item 2.    Changes in Securities                                          28

 Item 3.    Defaults Upon Senior Securities                                28

 Item 4.    Submission of Matters to a Vote of Security Holders            28

 Item 5.    Other Information                                              28

 Item 6.    Exhibits and Reports on Form 8-K                               28

SIGNATURES                                                                 29

Exhibit 11  Computation of Earnings Per Share                              30

                        PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                           WESTCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)

                                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                                           1994              1993
                                                                                       -------------       ------------
                                                                                           (Dollars in thousands)
ASSETS
  Cash, interest-bearing deposits with other financial institutions and
    other short-term investments                                                         $   76,256        $  162,557
  Investment securities available for sale (market value 1994: $92,450;
    1993: $118,449)                                                                          92,450           118,002
  Mortgage-backed securities held to maturity (market value 1994: $202,667)                 205,884
  Mortgage-backed securities available for sale (market value 1994: $164,797;
    1993: $95,835)                                                                          164,797            94,567
  Loans receivable, net of allowance for loan losses (1994: $41,455;
    1993: $39,677)                                                                        1,340,210         1,220,250
  Loans held for sale                                                                       298,330           300,731
  Premises and equipment, net                                                                66,849            67,516
  Real estate owned, net                                                                     30,433            43,970
  Accrued interest receivable                                                                10,729            11,604
  Excess of purchase cost over net assets acquired                                            1,120             1,184
  Federal Home Loan Bank stock                                                               19,474            17,566
  Other assets                                                                              141,309           134,312
                                                                                         ----------        ----------
                                                                                         $2,447,841        $2,172,259
                                                                                         ==========        ==========
LIABILITIES
  Savings deposits                                                                       $1,539,839        $1,357,058
  Securities sold under agreements to repurchase                                             44,858
  Short-term borrowings                                                                     221,284           124,511
  Federal Home Loan Bank advances                                                            89,000           126,000
  Other borrowings                                                                               59            26,385
  Amounts held on behalf of trustee                                                         215,280           182,905
  Unearned insurance premiums and insurance reserves                                          4,040             5,973
  Other liabilities                                                                          20,734            23,889
                                                                                         ----------        ----------
                                                                                          2,135,094         1,846,721

SUBORDINATED DEBENTURES                                                                     103,732           120,422

SHAREHOLDERS' EQUITY:
    Common stock, par value $1.00 per share; authorized
      45,000,000 shares; issued and outstanding 23,143,655
      shares in 1994 and 21,894,805 shares in 1993                                           23,144            21,895
    Paid-in capital                                                                         102,363            92,393
    Retained earnings                                                                        88,714            90,828
    Unrealized loss on securities available for sale, net of tax                             (5,206)
                                                                                         ----------        ----------

                                                                                            209,015           205,116
                                                                                         ----------        ----------
                                                                                         $2,447,841        $2,172,259
                                                                                         ==========        ==========




__________________________________

    See accompanying notes to unaudited consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  SEPTEMBER 30                    SEPTEMBER 30
                                                             --------------------------------------------------------
                                                               1994            1993           1994            1993
                                                             -------         -------        --------         --------
                                                               (Dollars in thousands, except per-share amounts)
Interest income:
  Loans, including fees                                      $29,998         $33,924        $ 88,246         $110,629
  Investment securities                                        1,323           1,555           4,204            4,811
  Mortgage-backed securities                                   3,960           1,444           6,666            4,494
  Other                                                          987           1,463           2,785            2,554
                                                             -------         -------        --------         --------
    TOTAL INTEREST INCOME                                     36,268          38,386         101,901          122,488
Interest expense:
  Savings deposits                                            17,745          18,323          47,872           60,118
  Repurchase agreements                                          499              60             499               60
  Federal Home Loan Bank advances and
    other borrowings                                           3,676           6,973          13,192           18,728
                                                             -------         -------        --------         --------
    TOTAL INTEREST EXPENSE                                    21,920          25,356          61,563           78,906
                                                             -------         -------        --------         --------
      NET INTEREST INCOME                                     14,348          13,030          40,338           43,582
Provision  for loan losses                                     3,273           6,192          10,026           20,318
                                                             -------         -------        --------         --------
  NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                                 11,075           6,838          30,312           23,264
Other  income:
  Automobile loan banking activities                          15,190          14,731          53,285           42,367
  Mortgage banking activities                                    514           3,303             505            9,294
  Investment and mortgage-backed securities gains                313           2,301             761            2,301
  Insurance income                                             1,392           1,757           5,626            5,194
  Real estate operations                                       3,470             285           2,444           (3,304)
  Miscellaneous                                                   58             204             342              902
                                                             -------         -------        --------         --------
    TOTAL OTHER INCOME                                        20,937          22,581          62,963           56,754
Other expenses:
  Salaries and employee benefits                              12,951          11,117          39,635           32,281
  Occupancy                                                    2,223           2,114           6,248            5,861
  Insurance                                                    1,179           1,751           3,888            5,285
  Miscellaneous                                                7,124           6,829          21,002           18,119
                                                             -------         -------        --------         --------
    TOTAL OTHER EXPENSES                                      23,477          21,811          70,773           61,546
                                                             -------         -------        --------         --------
    INCOME BEFORE INCOME TAXES                                 8,535           7,608          22,502           18,472
Income taxes                                                   3,552           3,290           9,492            7,957
                                                             -------         -------        --------         --------
  INCOME BEFORE EXTRAORDINARY ITEM                             4,983           4,318          13,010           10,515
Extraordinary loss from the redemption of
  subordinated debt, net of applicable income tax
  benefit of $811.                                                           $(1,113)                        $ (1,113)
                                                             -------         -------        --------         --------

    NET INCOME                                               $ 4,983         $ 3,205        $ 13,010         $  9,402
                                                             =======         =======         =======         ========
Net income per common share and common share
  equivalent:
Before extraordinary loss                                    $  0.21         $  0.19        $   0.56         $   0.52
Extraordinary loss due to the redemption of
  subordinated debentures                                                      (0.05)                           (0.05)
                                                             -------         -------        --------         --------
NET INCOME PER COMMON SHARE
  AND COMMON SHARE EQUIVALENT                                $  0.21         $  0.14        $   0.56         $   0.47
                                                             =======         =======        ========         ========
CASH DIVIDENDS DECLARED PER SHARE OF
  COMMON STOCK                                               $ 0.075         $  0.05        $  0.225         $   0.15
                                                             =======         =======        ========         ========





__________________________________

  See accompanying notes to unaudited consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                  --------------------------
                                                                                    1994             1993
                                                                                  ---------        ---------
                                                                                      (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $  13,010        $   9,402
Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
    Extraordinary loss, net of taxes                                                                   1,113
    Provision for losses, net                                                         7,920           13,643
    Depreciation and amortization                                                     5,245            5,577
    Amortization of deferred fees                                                      (310)          (1,734)
    Amortization of issuance costs                                                      452              266
    Decrease in interest receivable                                                     875            2,669
    Losses on nonoperating activities                                                 5,446            1,518
    (Decrease) increase in interest payable                                          (3,625)             202
    (Decrease) increase in unearned insurance                                        (1,933)             435
    Other, net                                                                       13,325           (8,604)
Net change in loans available for sale                                                  521         (171,708)
                                                                                  ---------        ---------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              40,926         (147,221)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities of investment securities                                                20,000           28,906
  Purchase of investment securities available for sale                                               (90,848)
  Purchase of mortgage-backed securities available for sale                        (128,256)          (7,052)
  Purchase of mortgage-backed securities held to maturity                          (201,845)
  Proceeds from sale of investment securities available for sale                                      62,617
  Proceeds from sale of mortgage-backed securities available for sale                43,018            4,662
  Payments on mortgage-backed securities                                              7,509           12,263
  Net change in loans                                                              (157,971)         433,562
  Purchase of loans                                                                    (139)            (170)
  Additions to premises and equipment                                                (4,515)          (3,052)
  Disposition of real estate owned                                                   40,096           84,975
  Purchase of FHLB stock                                                             (4,440)            (329)
  Proceeds from sales of FHLB stock                                                   2,532            3,602
  Net increase in trust receivable                                                  (15,856)          (5,895)
  Net increase in trustee accounts                                                   32,374           39,751
                                                                                  ---------        ---------
    NET CASH (USED IN)  PROVIDED BY INVESTING ACTIVITIES                           (367,493)         562,992


                           WESTCORP AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                  -------------------------
                                                                                    1994             1993
                                                                                  --------         --------

                                                                                    (Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                            $182,781          $(213,368)
  Increase in securities under agreement to repurchase                             44,858
  Decrease in FHLB advances, net                                                  (37,000)           (48,500)
  Increase (decrease) in short-term borrowings, net                                96,773           (199,696)
  Retirement of other borrowings                                                  (26,325)           (39,357)
  Proceeds from issuance of subordinated debentures                                                  120,297
  Retirement of subordinated debentures                                           (16,918)
  Redemption of subordinated debentures                                                              (44,858)
  Proceeds from sale of common stock                                                1,204             35,429
  Cash dividends                                                                   (5,107)            (2,854)
                                                                                 --------          ---------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           240,266           (392,907)
                                                                                 --------          ---------

Net (decrease) increase in cash and equivalents                                   (86,301)            22,864
Cash and equivalents at beginning of period                                       162,557            114,003
                                                                                 --------          ---------
Cash and equivalents at end of period                                            $ 76,256          $ 136,867
                                                                                 ========          =========
- ------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
Cash paid for:
  Interest                                                                       $ 65,188          $  78,704
  Income taxes                                                                      2,100              8,814
Supplemental disclosures of noncash transactions:
  Acquisition of real estate acquired through foreclosure                        $ 28,309          $  80,915





__________________________________

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Westcorp's annual report on Form 10-K for the year ended December 31, 1993.

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

In October 1994, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118") which is effective on or before fiscal years beginning after December 15, 1994. SFAS 118 amends portions of SFAS 114. Westcorp has not adopted SFAS 118 and it is not expected to have a material impact on Westcorp's consolidated financial statements.

In October 1994, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments", ("SFAS 119") which is effective on or before fiscal years beginning after December 15, 1994. Westcorp has not adopted SFAS 119 and it is not expected to have a material impact on Westcorp's consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B -  LOANS RECEIVABLE
Loans receivable consisted of the following:

                                                                      SEPTEMBER 30,        DECEMBER 31,
                                                                          1994                1993
                                                                     ---------------      --------------
                                                                          (Dollars in thousands)
Real Estate:
  Mortgage                                                              $1,281,351          $1,310,003
  Construction                                                              28,003              31,684
                                                                        ----------          ----------
                                                                         1,309,354           1,341,687
  Less undisbursed loan proceeds                                            12,831              14,890
                                                                        ----------          ----------
                                                                         1,296,523           1,326,797
Consumer:
  Sales and leasing contracts                                              451,973             258,323
  Less unearned discounts                                                   72,476              27,972
                                                                        ----------          ----------
                                                                           379,497             230,351
                                                                        ----------          ----------
                                                                         1,676,020           1,557,148

Allowance for loan losses                                                  (41,455)            (39,677)
Deferred loan fees                                                          (5,924)             (5,849)
Other                                                                        9,899               9,359
                                                                        ----------          ----------
                                                                         1,638,540           1,520,981
Less loans held for sale:
  Mortgage                                                                  24,748             199,007
  Consumer                                                                 273,582             101,724
                                                                        ----------          ----------
                                                                           298,330             300,731
                                                                        ----------          ----------
    Total                                                               $1,340,210          $1,220,250
                                                                        ==========          ==========

Loans serviced by Westcorp for the benefit of others totaled approximately $2.7 billion and $2.2 billion at September 30, 1994 and December 31, 1993, respectively. These amounts are not reflected in the accompanying consolidated financial statements.

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

The aggregate carrying amount and estimated fair values of investment securities available for sale were as follows:

                                                                    SEPTEMBER 30, 1994
                                                              AVAILABLE FOR SALE SECURITIES
                                                 --------------------------------------------------------
                                                                 GROSS            GROSS
                                                               UNREALIZED       UNREALIZED     ESTIMATED
                                                    COST         GAINS             LOSS        FAIR VALUE
                                                  --------    ------------      ----------     ----------
                                                                  (Dollars in thousands)
U.S. Treasury securities and
  obligations of other U.S.
  Government agencies and
  corporations                                    $ 94,197        $  84          $5,550         $ 88,731
Corporate bonds                                        400                                           400
Obligations of states and political
  subdivisions                                       3,523                          229            3,294
Other                                                   25                                            25
                                                  --------        -----          ------         --------
Total debt securities                             $ 98,145        $  84          $5,779         $ 92,450
                                                  ========        =====          ======         ========


                                                                    DECEMBER 31, 1993
                                                              AVAILABLE FOR SALE SECURITIES
                                                  -------------------------------------------------------
                                                                 GROSS            GROSS
                                                               UNREALIZED       UNREALIZED     ESTIMATED
                                                    COST         GAINS             LOSS        FAIR VALUE
                                                  --------     ----------        ----------    ----------
                                                                      (Dollars in thousands)
U.S. Treasury securities and
  obligations of other U.S.
  Government agencies and
  corporations                                    $114,050        $1,073         $  600         $114,523
Corporate bonds                                        400                                           400
Obligations of states and political
  subdivisions                                       3,527             2             28            3,501
Other                                                   25                                            25
                                                  --------        ------         ------         --------
Total debt securities                             $118,002        $1,075         $  628         $118,449
                                                  ========        ======         ======         ========

NOTE D - MORTGAGE-BACKED SECURITIES
Effective January 1, 1994, Westcorp adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, securities available for sale are adjusted to fair market value. The net unrealized gains or losses on securities available for sale (net of applicable taxes) are included as a separate component of shareholders' equity.

The aggregate carrying amounts and estimated fair values of the mortgage-backed securities available for sale and held to maturity were as follows:


                                                                           SEPTEMBER 30, 1994
                                                                      AVAILABLE FOR SALE SECURITIES
                                                  --------------------------------------------------------------------
                                                                        GROSS               GROSS            ESTIMATED
                                                                      UNREALIZED          UNREALIZED           FAIR
                                                    COST                 GAINS                LOSS             VALUE
                                                  --------            ----------         -----------         ---------
                                                                         (Dollars in thousands)
GNMA certificates                                 $ 59,401              $1,100              $1,540            $ 58,961
FNMA certificates                                   82,798                                   2,700              80,098
FHLMC participation certificates                     3,226                   1                  15               3,212
Collateralized mortgage
  obligations                                       22,810                  54                 338              22,526
                                                  --------              ------              ------            --------
Total mortgage-backed securities                  $168,235              $1,155              $4,593            $164,797
                                                  ========              ======              ======            ========


                                                                           DECEMBER  31, 1993
                                                                      AVAILABLE FOR SALE SECURITIES
                                                  --------------------------------------------------------------------
                                                                        GROSS               GROSS            ESTIMATED
                                                                      UNREALIZED          UNREALIZED           FAIR
                                                    COST                GAINS                LOSS              VALUE
                                                  --------            ----------          ----------         ---------
                                                                          (Dollars in thousands)
GNMA certificates                                 $  2,020              $  131              $   16            $  2,135
FNMA certificates                                   88,782               1,070                                  89,852
FHLMC participation certificates                     3,592                  83                                   3,675
Other participation certificates                       173                                                         173
                                                   -------              ------              ------             -------
Total mortgage-backed securities                  $ 94,567              $1,284              $   16            $ 95,835
                                                  ========              ======              ======            ========

                                                                      SEPTEMBER 30, 1994
                                                                  HELD TO MATURITY SECURITIES
                                                 ----------------------------------------------------------------
                                                                     GROSS             GROSS            ESTIMATED
                                                                   UNREALIZED        UNREALIZED           FAIR
                                                    COST             GAINS              LOSS              VALUE
                                                  --------         ----------        ----------         ---------
                                                                     (Dollars in thousands)
GNMA Certificates                                 $205,713            $22              $3,239            $202,496
Other participation certificates                       171                                                    171
                                                  --------            ---              ------           ---------
Total mortgage-backed securities                  $205,884            $22              $3,239            $202,667
                                                  ========            ===              ======            ========


NOTE E - DIVIDENDS
On March 18, June 22 and August 31, 1994, Westcorp paid cash dividends of $0.075 per share. On November 10, 1994 Westcorp declared a cash dividend of $0.075 per share payable on December 8, 1994 to shareholders of record on November 28, 1994. On May 13, 1994, Westcorp also paid a 5% stock dividend. The per share amounts for all periods presented have been restated to reflect the increased shares outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

Total assets increased $275.6 million or 12.9% to $2.4 billion at September 30, 1994 from $2.2 billion at December 31, 1993. This increase is the result of increased loans receivable and the purchase of mortgage-backed securities in the held to maturity portfolio.

LOANS

Loans (including those held for sale) net of unearned discounts and undisbursed loan proceeds, increased $117.6 million or 7.7% since December 31, 1993. The increase is the result of the differential between loans originated and sold during the nine month period. Westcorp has retained the servicing on almost all loans sold and receives a servicing fee therefrom. Included in the portfolio are loans held for sale of which $24.7 million are mortgage loans secured primarily by single family residences and $273.6 million which are
retail installment sales contracts secured by motor vehicles.   Westcorp's
origination activity has continued to increase generating the increase in on balance sheet loans despite continued loan sales in the secondary market.

Consumer loan originations were 47% higher for the nine months ended September 30, 1994 compared to the same period in 1993. This increase was primarily the result of Westcorp's continued expansion throughout 1993 and into 1994 of its dealer center network and favorable market conditions for automobile sales in California, Oregon, Nevada, Arizona, Texas, and Washington - the states in which Westcorp originates loans.

Real estate originations were lower during the nine month period of 1994 compared to the same period a year ago. The 13.3% decrease in real estate originations is reflective of the lower level of refinancings due to the general increase in interest rates. The following table sets forth the loan origination, purchase and sale activity of Westcorp for the periods indicated.

                                                               FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                                ---------------------------------------------------------------------
                                                             1994                                    1993
                                                ------------------------------           ----------------------------
                                                 MORTGAGE            CONSUMER            MORTGAGE            CONSUMER
                                                ----------           ---------          ----------           ---------
                                                                     (Dollars in thousands)
Beginning balance                               $1,326,797            $230,351          $1,571,628            $354,201
Originations (1)                                   535,986             898,244             618,477             611,144
Purchases                                              139                                     170
Sales                                              415,697             630,000             555,531             612,500
Principal reductions (2)                           150,702             119,098             267,817             136,992
                                                ----------            --------          ----------            --------
Ending Balance                                  $1,296,523            $379,497          $1,366,927            $215,853
                                                ==========            ========          ==========            ========

(1) Includes automobile loans purchased from motor vehicle dealers.
(2) Includes scheduled payments, prepayments and charge-offs.

The real estate loan portfolio (including those classified as held for sale) consisted of the following:

                                                      SEPTEMBER 30, 1994                       DECEMBER 31, 1993
                                                -----------------------------             ----------------------------
                                                  AMOUNT                  %                AMOUNT                 %
                                                ----------              -----             --------              ------
                                                                     (Dollars in thousands)
Single family residential loans:
  First trust deeds                             $  692,775               53.4%          $  673,322               50.7%
  Second trust deeds                               121,939                9.4              152,160               11.5
                                                ----------              -----           ----------              -----
                                                   814,714               62.8              825,482               62.2
Multi-family residential loans                     463,172               35.7              480,692               36.2
Construction loans                                  28,003                2.2               31,684                2.4
Other                                                3,465                0.3                3,828                0.3
                                                ----------              -----           ----------              -----
                                                 1,309,354                               1,341,686
Less undisbursed loan proceeds                      12,831                1.0               14,889                1.1
                                                ----------              -----           ----------              -----
                                                $1,296,523              100.0%          $1,326,797              100.0%
                                                ==========              =====           ==========              =====

Westcorp's portfolio consisted primarily of adjustable rate mortgage loans as shown below:

                                                      SEPTEMBER 30, 1994                       DECEMBER 31, 1993
                                                 ---------------------------              --------------------------
                                                  AMOUNT                  %                AMOUNT                 %
                                                 --------               -----             --------              ----
                                                                        (Dollars in thousands)
Fixed rate loans:
  Single family residential loans                  $59,574                4.6%          $  184,075               13.9%
  Multi-family loans                                 2,624                 .2                2,181                0.2
Adjustable rate loans:
  Negative amortizing loans                        880,814               67.9              730,840               55.1
  No negative amortizing loans                     353,511               27.3              409,701               30.8
                                                ----------              -----           ----------              -----
Total portfolio                                 $1,296,523              100.0%          $1,326,797              100.0%
                                                ==========              =====           ==========              =====


The composition of the consumer loan portfolio, all of which is fixed-rate, was as follows:

                                                      SEPTEMBER 30, 1994                       DECEMBER 31, 1993
                                                 ----------------------------             ---------------------------
                                                  AMOUNT                  %                AMOUNT                 %
                                                 --------               -----             --------              -----
                                                                        (Dollars in thousands)
Automobile loans, net                           $  376,080               99.1%          $  226,566               98.4%
Other                                                3,417                0.9                3,785                1.6
                                                ----------              -----             --------              -----
  Total portfolio                               $  379,497              100.0%          $  230,351              100.0%
                                                ==========              =====           ==========              =====

MORTGAGE-BACKED SECURITIES HELD TO MATURITY
During the third quarter of 1994, Westcorp purchased a portfolio of mortgage-backed securities held to maturity totalling $201.8 million at quarter end. This portfolio is part of Westcorp's overall strategy to fully employ capital and enhance net interest income.

ASSET QUALITY

GENERAL
The condition of the California real estate market has shown some recent signs of recovery. Nonetheless, the market continues to demonstrate significant areas of weakness and $7.2 million of loans are still on nonaccrual as a result of the Northridge, California earthquake compared to $8.6 million at June 30, 1994.

DELINQUENCY
Loans 60 days or more delinquent increased by $2.4 million to $26.3 million at September 30, 1994 compared to $23.9 million at December 31, 1993. This increase is mostly a result of properties affected by the Northridge earthquake. Delinquent loans by type of loan and as a percentage of loans by type are summarized as follows at September 30, 1994 and December 31, 1993:

                                                                           SEPTEMBER 30, 1994
                                                                        NUMBER OF DAYS DELINQUENT
                                                     ---------------------------------------------------------------
                                                              60-89              90 OR MORE            TOTAL
                                                     --------------------  -------------------   -------------------
                                                      AMOUNT        %        AMOUNT        %       AMOUNT        %
                                                     --------    --------  ----------  --------  ----------    -----
                                                                         (Dollars in thousands)
Single family residential homes                      $3,161        0.4%    $14,815       1.8%     $17,976        2.2%
Multi-family residential homes                          998        0.2       6,294       1.4        7,292        1.6
Consumer                                                487        0.1         295       0.1          782        0.2
Other                                                                          206       1.0          206        1.0
                                                     ------        ---     -------       ---      -------        ---
  Total                                              $4,646        0.3%    $21,610       1.3%     $26,256        1.6%
                                                     ======        ===     =======       ===      =======        ===


                                                                            DECEMBER 31, 1993
                                                                        NUMBER OF DAYS DELINQUENT
                                                     ---------------------------------------------------------------
                                                              60-89              90 OR MORE            TOTAL
                                                     --------------------  --------------------   ------------------
                                                      AMOUNT        %        AMOUNT        %       AMOUNT         %
                                                     --------    --------  ----------  --------   ----------   -----
                                                                         (Dollars in thousands)

Single family residential homes                      $4,043        0.5%    $15,603       1.9%     $19,646        2.4%
Multi-family residential homes                        1,574        0.3       1,811       0.4        3,385        0.7
Consumer                                                504        0.2         351       0.2          855        0.4
                                                     ------        ---     -------       ---      -------        ---
  Total                                              $6,121        0.4%    $17,765       1.1%     $23,886        1.5%
                                                     ======        ===     =======       ===      =======       ===


NONPERFORMING ASSETS
Nonperforming assets ("NPA") consist of nonperforming loans ("NPL"), insubstance foreclosures, ("ISF") and real estate acquired through foreclosure ("REO"). REOs and ISFs are accounted for at fair value. A loan is classified as an ISF when the risk of loss has substantively passed from the borrower to the lender. Westcorp's ISFs are primarily composed of multi-family properties. Also, included in NPAs is $582 thousand of real estate acquired for investment ("REI") that due to its deteriorating collateral value and inability to repay its debt, is considered nonperforming. NPLs are defined as all loans on nonaccrual and includes mortgage loans 90 days or more past due and performing loans where full collection of principal and interest is not reasonably assured. Interest income on NPL is not accrued or recognized. At September 30, 1994 interest on nonperforming loans excluded from interest income was $4.4 million. At September 30, 1993 such amount was $6.8 million.

Nonperforming loans consisted of the following:

                                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                                       1994               1993
                                                                                   -------------      ------------
                                                                                        (Dollars in thousands)


Loans 90 days or more past due                                                         $20,357             $17,651
Performing, nonaccrual loans                                                             3,785              14,315
                                                                                       -------             -------
  Total nonperforming loans                                                            $24,142             $31,966
                                                                                       =======             =======


Nonperforming loans by loan type consisted of the following:
                                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                                        1994              1993
                                                                                   -------------      ------------
                                                                                         (Dollars in thousands)

Single family residential                                                              $15,012             $15,722
Multi-family 5-36 units                                                                  4,836               2,985
Multi-family over 36 units                                                               2,775              10,134
Other                                                                                    1,519               3,125
                                                                                       -------             -------
  Total nonperforming loans                                                            $24,142             $31,966
                                                                                       =======             =======


Total NPAs decreased 25% to $56.5 million at September 30, 1994 compared to $75.0 million at December 31, 1993. This is the lowest level of nonperforming assets since December 1991. The overall decrease is largely attributable to the improvements in the multifamily portfolio. At September 30, 1994, NPAs represented 2.3% of total assets compared to 3.5% at December 31, 1993.

The migration of nonperforming loans, insubstance foreclosures and real estate owned from December 31, 1993 to September 30, 1994 is shown below.

NONPERFORMING LOANS

                                                TOTAL            SFR             5-36            37+            OTHER
                                               -------         -------         -------         -------          ------
                                                                     (Dollars in thousands)
Balance, 12/31/93                              $31,966         $15,722         $ 2,985         $10,134          $3,125
New nonperforming loans                         39,769          16,792           7,556          15,215             206
REO/ISF                                        (17,337)        (10,442)         (3,380)         (3,515)
Cures and payoffs                              (28,189)         (4,993)         (2,325)        (19,059)         (1,812)
Charge-offs                                     (2,067)         (2,067)
                                               -------         -------         -------         -------          ------
Balance, 9/30/94                               $24,142         $15,012         $ 4,836         $ 2,775          $1,519
                                               =======         =======         =======         =======          ======

INSUBSTANCE FORECLOSURES

                                                TOTAL            SFR             5-36            37+            OTHER
                                               -------         -------         -------         -------          ------
                                                                     (Dollars in thousands)


Balance, 12/31/93                              $20,826                         $ 1,242         $14,859          $4,725
New ISF                                          4,370                             377           3,993
Transfer to REO                                 (8,892)                                         (8,892)
Cures                                           (4,725)                                                         (4,725)
Writedowns                                        (857)                             (9)           (848)
                                               -------         -------         -------         -------          ------
Balance, 9/30/94                               $10,722                         $ 1,610         $ 9,112
                                               =======         =======         =======         =======          ======

REAL ESTATE ACQUIRED THROUGH FORECLOSURE

                                                TOTAL            SFR             5-36            37+            OTHER
                                               -------        --------         --------        -------          -----
                                                                     (Dollars in thousands)

Balance, 12/31/93                              $17,404         $ 7,468         $   725                          $9,211
New REO                                         32,831          12,638           6,622          13,571
Sales                                          (21,691)        (12,470)         (2,203)         (3,122)         (3,896)
Writedowns                                      (7,508)         (1,473)         (1,882)         (3,942)           (211)
                                               -------         -------         -------         -------          ------
Balance, 9/30/94                               $21,036         $ 6,163         $ 3,262         $ 6,507          $5,104
                                               =======         =======         =======         =======          ======

For nonperforming assets other than nonperforming loans, assets secured by multi-family residential properties continued to be the dominant asset type consisting of $20.5 million or 64.5% of these assets. Of the multi-family residential properties, $15.6 million are properties of 37 units or greater.

ALLOWANCE FOR LOAN AND REAL ESTATE LOSSES
Consistent with loan volume, loan sales, losses, nonaccrual loans and other relevant factors, Westcorp increased its allowance for loan losses to $41.5 million at September 30, 1994 compared to $39.7 million at December 31, 1993. While Westcorp's nonperforming assets are mainly multi-family and construction loans, no single loan or series of such loans predominate. The provision and allowance for loan losses are indicative of loan volumes, loss trends and management's analysis of market conditions. These conditions include the effects of the Northridge earthquake. The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio.

The following table presents summarized data relative to the allowance for loan losses.

                                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                                            1994              1993
                                                                                       -------------      ------------
                                                                                            (Dollars in thousands)
Total loans                                                                             $1,676,020          $1,557,148
Allowance for loan losses                                                                   41,455              39,677
Allowance for real estate losses                                                             1,906               3,508
Loans past due 60 days or more                                                              26,257              23,886
Nonperforming  loans                                                                        24,142              31,966
Nonperforming assets                                                                        56,482              74,972
Allowance for loan losses as a percent of:
  Total loans                                                                                  2.5%                2.6%
  Loans past due 60 days or more                                                             157.9               166.1
  Nonperforming loans                                                                        171.7               124.1
Total allowance as a percent of nonperforming assets                                          76.8                57.6
Nonperforming loans as a percent of total loans                                                1.4                 2.1
Nonperforming assets as a percent of total assets                                              2.3                 3.5

The table below provides an historical analysis of the allowance for loan losses.

                                                        THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                          SEPTEMBER 30                            SEPTEMBER 30
                                                   ---------------------------             ---------------------------
                                                     1994               1993                1994                1993
                                                   -------             -------             -------             -------
                                                                         (Dollars in thousands)

Balance at beginning of period                     $41,648             $40,791             $39,677             $40,656
Charge-offs
  Real estate                                       (3,179)             (4,088)             (6,217)            (15,963)
  Consumer                                          (2,786)             (2,707)             (7,604)            (10,268)
                                                   -------             -------             -------             -------
                                                    (5,965)             (6,795)            (13,821)            (26,231)

Recoveries
  Real estate                                          457                 512                 753               2,961
  Consumer                                           2,042               1,398               4,820               4,394
                                                   -------             -------             -------             -------
                                                     2,499               1,910               5,573               7,355
                                                   -------             -------             -------             -------
Net charge-offs                                     (3,466)             (4,885)             (8,248)            (18,876)
Provision for loan losses                            3,273               6,192              10,026              20,318
                                                   -------             -------             -------             -------
                                                   $41,455             $42,098             $41,455             $42,098
Ratio of net charge-offs during                    =======             =======             =======             =======
  period to average loans out-standing
  during the period (annualized)                       .89%               1.17%                .72%               1.43%
                                                   =======             =======             =======             =======




Changes in the allowance for real estate losses were as follows:

                                                        THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                          SEPTEMBER 30                            SEPTEMBER 30
                                                   ---------------------------             ---------------------------
                                                     1994               1993                 1994               1993
                                                   -------             -------             -------             -------
                                                                         (Dollars in thousands)

Balance at beginning of period                     $ 2,511             $ 6,446             $ 3,508             $20,185
Provision for real estate losses                      (606)             (2,800)             (2,106)             (6,489)
Charge-offs, net                                         1                 (16)                504             (10,066)
                                                   -------             -------             -------             -------
Balance at end of period                           $ 1,906             $ 3,630             $ 1,906             $ 3,630
                                                   =======             =======             =======             =======


                             RESULTS OF OPERATIONS

SUMMARY
Westcorp reported net income of $5.0 million and $13.0 million for the three months and nine months ended September 30, 1994, respectively, compared to $3.2 million and $9.4 million for the respective periods of 1993. Return on average assets was 0.97% and 0.85% for the three and nine months ended September 30, 1994, respectively, compared to 0.55% and 0.54% for the same periods of 1993. Return on average equity was 9.64% and 8.39% for the three and nine months ended September 30, 1994, respectively, compared to 7.25% and 7.09% for the respective periods of 1993. As discussed in greater detail below, net income was most affected by the following four factors.

  - Net interest income declined as interest margins narrowed while interest earning assets increased.
  -   Provision for loan losses decreased consistent with lower loan losses.
  -   Other income increased as a result of increased loan servicing activities.
  - Other expenses increased as a result of expansion into other states and expanding servicing portfolios.

NET INTEREST INCOME
Net interest income for the three months and nine months ended September 30, 1994 was $14.3 million and $40.3 million, respectively. For the same periods of 1993, net interest income totalled $13.0 million and $43.6 million.

The decrease in net interest income for the nine month period is attributable to the overall narrowing of interest margins due to the rising interest rate environment. Net interest margins narrowed 25 basis points for the nine months ended September 30, 1994 compared to the same period of 1993 due to a decrease of 63 basis points in the yield on interest-earning assets, offset by a decrease of 38 basis points in the cost of funds for the same period.

Yields on loans and mortgage-backed securities decreased 62 basis points for the nine months ended September 30, 1994 compared to the same period of 1993 as a result of higher prepayments and the reinvestment of funds into loans and mortgage-backed securities at lower rates than the rates on those assets sold or repaid.

Similarly, the cost of savings deposits declined 31 basis points for the nine months ended September 30, 1994 compared to the same period of 1993. This decrease reflects a continued replacement of higher-costing deposits with lower costing ones. The cost of FHLB advances and other borrowings decreased 32 basis points. The relatively smaller decrease in the cost of other borrowings is the result of replacing short term borrowings with long term subordinated debentures as part of Westcorp's strategy to manage interest rate risk and increase its capital base.

The increase in net interest income for the three month period is primarily attributable to the purchase of higher yielding mortgage-backed securities, and the increased level of interest earning assets, particularly consumer loans. Net interest margins increased 8 basis points for the three months ended September 30, 1994 compared to the same period of 1993 due to an increase of 81 basis points in the yield on mortgage-backed securities and a decrease of 34 basis points in the cost of funds for the same period.

Interest rates earned and paid for the three and nine months ended September 30, 1994 and 1993 are summarized as follows:

                                                   FOR THE THREE MONTHS ENDED                FOR THE NINE MONTHS ENDED
                                                          SEPTEMBER 30                              SEPTEMBER 30
                                                   --------------------------               --------------------------
                                                     1994             1993                     1994             1993
                                                   --------         ---------               ---------         --------
                                                    YIELD/            YIELD/                  YIELD/            YIELD/
                                                     RATE              RATE                    RATE              RATE

Assets
Interest-earning assets:
Investment securities                                5.18%              5.92%                5.20%               6.18%
Mortgage-backed securities (1)                       6.51               5.70                 6.01                5.85
Loans:
  Consumer                                          13.42              13.35                13.16               13.40
  Real estate                                        6.31               7.16                 6.51                7.30
Other                                                5.36               3.95                 4.46                4.20
                                                    -----              -----                -----               -----
Total interest-earning assets                        7.35               7.61                 7.31                7.94



Interest-bearing liabilities:

Deposits                                             4.71               4.66                 4.54                4.85
Public offerings (2)                                 7.90               8.93                 7.59                7.54
Repurchase agreements                                3.26               2.77                 3.26                2.77
FHLB advances and other
  borrowings                                         7.44               8.23                 7.59                7.91
                                                    -----              -----                -----               -----
    Total interest-bearing liabilities               5.02               5.36                 5.02                5.40


Interest rate spread                                 2.33%              2.25%                2.29%               2.54%
                                                    =====              =====                =====               =====

Net yield on average interest
  earning assets                                     2.94%              2.62%                2.88%               2.81%
                                                    =====              =====                =====               =====





__________________________________

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

Westcorp originates both adjustable-rate mortgages (ARMs) and fixed-rate mortgages. To minimize the interest rate risk associated with its real estate loan portfolio, Westcorp generally retains the ARMs in its own loan portfolio and sells its fixed-rate loans in the secondary market with servicing rights retained. Westcorp has also purchased mortgage servicing rights which act as a potential hedge against rising interest rates. At September 30, 1994, Westcorp serviced $1.6 billion in mortgage real estate loans for others. ARMs and adjustable-rate mortgage-backed securities (MBS) amounted to 83% of the total mortgage loans and MBS held by Westcorp at September 30, 1994. Interest rates generally adjust on a monthly, semiannual or annual basis with 68% of Westcorp's adjustable products adjusting monthly.

Westcorp also originates fixed-rate consumer loans. To minimize interest rate risk associated with its consumer loan portfolio, Westcorp has sold approximately two-thirds of its consumer loan production and retained the servicing rights and a portion of the interest payable. The interest rate passed through to the purchasers of those consumer loans is fixed, which provides off-balance sheet match funding for the majority of Westcorp's consumer loans. The consumer loans retained on-balance sheet have an average life of 1.8 years. At September 30, 1994, Westcorp serviced $1.2 billion in consumer loans for others.

Fixed-rate certificates of deposit (CDs) represent Westcorp's primary source of funding. Westcorp has lengthened the weighted average remaining maturity on CDs from 317 days as of June 30, 1994 to 340 days as of September 30, 1994 to reduce its exposure to rising interest rates. Approximately 38% of Westcorp's other borrowed funds at September 30, 1994 had fixed rates and maturities greater than one year. Subordinated debentures, which represent 59% of this total, are redeemable in six years and mature in nine years.

Westcorp has entered into or committed to interest rate swaps and an interest rate cap as hedges against market value changes in designated portions of its MBS portfolio. At September 30, 1994, swaps with a notional amount of $60.5 million and caps totalling $20 million were outstanding. In addition, Westcorp had committed to enter into swaps for an additional $25 million for settlement after quarter-end.

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

The following table illustrates the projected interest rate maturities, based upon certain assumptions, regarding the major asset and liability categories of Westcorp at September 30, 1994. The interest rate sensitivity of Westcorp's assets and liabilities illustrated in the following table could vary substantially if different assumptions were used or actual experience differs from the assumptions set forth.

                                              INTEREST RATE SENSITIVITY ANALYSIS
                                                   AT SEPTEMBER 30, 1994

                                       WITHIN        3 MONTHS       1 YEAR TO       3 YEARS TO     AFTER 5
                                      3 MONTHS       TO 1 YEAR       3 YEARS         5 YEARS        YEARS            TOTAL
                                     ----------      ---------     -----------      ----------    ---------       ----------
                                                                 (Dollars in thousands)

Interest earning assets:
Investment securities                                                $  12,294       $ 76,439     $   3,717       $   92,450
Other investments                    $   82,655      $      500                                                       83,155
Mortgage-backed
  securities(5)                         109,484          48,740         22,384         24,908       165,165          370,681
Consumer loans (1)                       45,653         115,654        164,513         51,808         1,869          379,497
Real estate loans (2):
  Adjustable rate mortgages             902,272         272,284         27,503          8,288         6,848        1,217,195
  Fixed rate mortgages                    2,553           6,792         14,842         10,262        27,749           62,198
  Construction loans                     17,130                                                                       17,130
                                     ----------      ----------      ---------       --------     ---------       ----------
Total interest earning assets        $1,159,747      $  443,970      $ 241,536       $171,705     $ 205,348       $2,222,306
                                     ==========      ==========      =========       ========     =========       ==========

Interest bearing liabilities:
Passbook accounts/money
  market deposits (3)                $    6,622      $   17,797      $  35,224       $ 22,592     $  40,340         $122,575
Certificates of deposit (4)             245,232         793,512        365,705         12,510                      1,416,959
FHLB advances (4)                                        17,000         59,000          6,500         6,500           89,000
Other borrowings (4)                    266,145              14             42                      103,732          369,933
                                     ----------      ----------      ---------       --------     ---------       ----------
  Total interest bearing
  liabilities                        $  517,999      $  828,323      $ 459,971       $ 41,602     $ 150,572       $1,998,467
                                     ==========      ==========      =========       ========     =========       ==========
Excess interest earning
  assets/(liabilities)               $  641,748      $ (384,353)     $(218,435)      $130,103     $  54,776       $  223,839
                                     ----------      ----------      ---------       --------     ---------       ----------
Effect of hedging activities         $   80,500                                      $(45,500)    $ (35,000)
Cumulative excess                    $  722,248      $  337,895      $ 119,460       $204,063     $ 223,839       $  223,839
                                     ==========      ==========      =========       ========     =========       ==========

Cumulative excess as a
  percentage of total interest
  earning assets                          32.50%          15.20%          5.38%          9.18%        10.07%           10.07%


(1) Based on contractual maturities adjusted by Westcorp's historical prepayment rate.
(2)   Based on interest rate repricing adjusted for projected prepayments.
(3)   Based on assumptions established by the Office of Thrift Supervision.
(4)   Based on contractual maturity.
(5) Includes both mortgage-backed securities available for sale and held to maturity.

PROVISION FOR LOAN LOSSES
The provision for loan losses for the three and nine months ended September 30, 1994 was $3.3 million and $10.0 million respectively, compared to $6.1 million and $20.3 million during the comparable periods of 1993. Westcorp recorded lower provisions for loan losses for the first nine months of 1994 compared to 1993 as a result of lower charge-offs. Nonetheless, the allowance for loan losses increased to $41.5 million at September 30, 1994 compared to $39.7 million at December 31, 1993 due to continued uncertainty in the economy. See "Asset Quality".

OTHER INCOME
Total other income increased for both the three and nine months ended September 30, 1994 compared to the same period in 1993. Other income is generated from automobile loan banking activities, mortgage banking activities, and other ancillary sources.

AUTOMOBILE LOAN BANKING ACTIVITIES
Westcorp originates and sells automobile sales contracts with servicing rights retained in the secondary market through a grantor trust structure. Income from automobile loan banking includes gains or losses from the sale of loans, loan servicing income net of amortization of capitalized servicing, and other related income such as late charges. For the three and nine months ended September 30, 1994, automobile loan banking operations generated income of $15.2 million and $53.3 million, respectively, compared to $14.7 million and $42.4 million for the same periods of 1993.

During the three months ended September 30, 1994, net losses on automobile loan sales totalled $0.2 million while net gains totalled $0.8 million for the nine months ended September 30, 1994. This compares to gains from loan sales of $2.9 million and $7.9 million for the three and nine months ended September 30, 1993, respectively. The lower gains and the realized losses on sales during 1994 are a result of narrower interest margins driven by a rising interest rate environment, which affects the pricing of loan sales. Automobile loans sold during the first nine months of 1994 totalled $630 million compared to $612.5 million during the first nine months of 1993.

Net loan servicing income increased to $11.9 million and $43.1 million for the three and nine months ended September 30, 1994, respectively, compared to $9.4 million and $27.3 million for the comparable periods of 1993. The increase is the result of a larger servicing portfolio. Westcorp serviced $1.2 billion of automobile loans for others at September 30, 1994 compared to $968 million at September 30, 1993.

Automobile loan banking income for the three and nine month periods ended September 30, 1994 and 1993 is summarized as follows:

                                                     FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                      ENDED SEPTEMBER 30                ENDED SEPTEMBER 30
                                                   ----------------------             ------------------------
                                                     1994         1993                 1994             1993
                                                   ------        -------              ------          --------
                                                                     (Dollars in thousands)
Net gains (losses) from sale of
  automobile loans                                 $  (249)       $ 2,902             $   815          $ 7,916
Loan servicing income, net                          11,904          9,421              43,052           27,273
Other                                                3,535          2,408               9,418            7,178
                                                   -------        -------             -------          -------
                                                   $15,190        $14,731             $53,285          $42,367
                                                   =======        =======             =======          =======



MORTGAGE BANKING ACTIVITIES
Westcorp originates mortgage loans for sale in the secondary market. Mortgage banking operations include gains and losses on the sale of loans, loan servicing income net of amortization of capitalized servicing, and other income which is primarily late charges. During the three and nine months ended September 30, 1994, mortgage banking generated income of $514 thousand and $505 thousand, respectively, compared to income of $3.3 million and $9.3 million for the comparable periods of 1993.

Losses on sales of mortgage loans for the three and nine months ended September 30, 1994 totalled $0.7 million and $2.6 million, respectively, compared to gains on sales of mortgage loans of $2.3 million and $6.4 million during the comparable periods of 1993. Gains and losses on mortgage loans are directly related to the overall interest rate environment. During 1994, interest rates have increased for mortgage loans in contrast to the declining interest rate environment during 1993. This change in the interest rate environment has adversely affected the pricing of mortgage loans. Loans sold during the first nine months of 1994 totalled $415.7 million compared to $555.5 million for the first nine months of 1993. As a result of the rising rate environment and the corresponding reduction in loan originations, mortgage loans held for sale decreased from $199.0 million at December 31, 1993 to $24.7 million at September 30, 1994.

Net loan servicing income increased to $1.1 million and $2.7 million for the three and nine months ended September 30, 1994, respectively, compared to $0.8 million and $2.2 million for the comparable periods of 1993 as a result of a larger servicing portfolio. At September 30, 1994, Westcorp serviced $1.6 billion of mortgage loans for others compared to $1.0 billion at September 30, 1993.

Mortgage banking income for the three and nine months ended September 30, 1994 and 1993 is summarized as follows:

                                                      FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30          ENDED SEPTEMBER 30
                                                    -----------------------       -----------------------
                                                     1994            1993          1994            1993
                                                    -------         -------       -------         -------
                                                                    (Dollars in thousands)
Net gains (losses) from sale of
  mortgage loans                                    $  (702)        $ 2,298       $(2,595)        $ 6,426
Loan servicing income, net                            1,073             800         2,692           2,214
Other                                                   143             205           408             654
                                                    -------         -------       -------         -------
                                                    $   514         $ 3,303       $   505         $ 9,294
                                                    =======         =======       =======         =======


MISCELLANEOUS
Other sources of income include insurance income and real estate operations. Insurance income is generated primarily from commissions earned on the sale of loan-related insurance products as well as insurance-related investment products. Insurance income for the three months and nine months ended September 30, 1994, totalled $1.4 million and $5.6 million, respectively, compared to $1.8 million and $5.2 million for the same periods in 1993.

Real estate operations include the ongoing costs of operations and disposition associated with Westcorp's investments in joint ventures and REO. Real estate operations earned $3.5 million in the three months and $2.4 million in the nine months ended September 30, 1994 compared to income of $285 thousand and losses of $3.3 million for the same periods in 1993. The changes between quarters is primarily a result of reduced expenses on nonperforming assets and increased gains on sales of REO.

OTHER EXPENSES
Other expenses consists of compensation and benefits, occupancy expense, insurance, and other operating expenses. Other expenses increased to $23.5 million and $70.8 million for the three and nine months ended September 30, 1994, respectively, compared to $21.8 million and $61.5 million for the same periods in 1993. The increase is chiefly in compensation and benefits and is primarily a function of increased loan servicing portfolios, and expansion of operations into additional states. The ratio of annualized operating expense to average serviced assets was 2.1% for both the nine months ended September 30, 1994 and 1993.

INCOME TAXES
The effective tax rates for the nine months ended September 30, 1994 and 1993 were 42.3% and 43.1%, respectively.

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

During the third quarter of 1994, Westcorp purchased $329.5 million of MBS to more profitably employ its excess capital and enhance interest spreads. These securities have been segregated into the available for sale portfolio and the held to maturity portfolio in the financial statements on an individual security basis in accordance with management's intent and ability to hold to maturity. These purchases included both fixed and adjustable rate MBS.

Westcorp's wholly-owned subsidiary, Western Financial Savings Bank, F.S.B., (the "Bank") is a federally chartered savings and loan. As such, it is subject to certain minimum capital requirements. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") separates all financial institutions into one of five capital categories: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". In order to be considered "well capitalized", an institution must have a total risk-based capital ratio of 10% or greater, a Tier 1 (i.e., core) risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater and not be subject to any OTS order or directive to meet and maintain a specific capital level for any capital measure. The Bank currently meets all the requirements of a "well capitalized" institution. Its regulatory capital position at September 30, 1994 was as follows:

                                               TANGIBLE                     CORE                      RISK-BASED
                                                CAPITAL                    CAPITAL                     CAPITAL
                                        -----------------------     ----------------------     ----------------------
                                          AMOUNT         RATIO       AMOUNT        RATIO        AMOUNT        RATIO
                                         --------      --------     --------      --------     --------      --------
(Dollars in thousands)
Regulatory capital                       $185,465      7.52%(1)     $185,465      7.52%(1)     $279,832      12.77%(2)
Minimum OTS capital
  requirement                              36,994      1.50%          73,988      3.00%         175,246       8.00%
                                         --------      ----         --------      ----         --------      -----
Excess capital                           $148,471      6.02%        $111,477      4.52%        $104,586       4.77%
                                         ========      ====         ========      ====         ========      =====

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

                          PART II.  OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS

                    On May 11, 1994, Westcorp Financial Services, Inc., the consumer lending subsidiary of the Bank, was served with a lawsuit entitled Denise Whitehouse, suing individually, on behalf of the general public vs. Westcorp Financial Services, Inc., brought in the Superior Court of California, County of Contra Costa. The suit seeks injunctive relief, restitution and damages for alleged violations of certain consumer protection and Business and Profession Codes involving the placement of collateral protection insurance by the lender under the contractual provisions on its automobile-secured consumer loans. No class has yet been certified and Westcorp Financial Services is vigorously defending. It is not yet possible to estimate potential liability or the likelihood thereof.

                    In addition, Westcorp is involved as a party to certain legal proceedings incidental to its business. Westcorp believes that the outcome of such proceedings will not have a material effect upon Westcorp's business or financial condition.

ITEM 2.             CHANGES IN SECURITIES

                    None

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES

                    None

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    None

ITEM 5.             OTHER INFORMATION

                    None

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K

     (A)            EXHIBITS

                    EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE

     (B)            REPORTS ON FORM 8-K

                    None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WESTCORP
- ------------------------------------------------------------------------------
                                  (Registrant)




Date: November 11, 1994    By: /s/Ernest S. Rady
      -----------------        -----------------------------------------------
                               Ernest S. Rady
                               Chairman, President and Chief Executive Officer
                               (Principal Executive Officer)

Date: November 11, 1994    By: /s/Joy Schaefer
      -----------------        -----------------------------------------------
                               Joy Schaefer
                               Executive Vice President
                               Chief Financial Officer and Treasurer
                               (Principal Financial Officer)