Form 10-K
period 1994-12-31
WESTCORP /CA/
filed 1995-03-08
CIK 813461

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM              TO

                        COMMISSION FILE NUMBER 33-13646

                                    WESTCORP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                 CALIFORNIA                                       51-0308535
      (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

       23 PASTEUR, IRVINE, CALIFORNIA                             92718-3804
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (714) 727-1000
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                            NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                              ON WHICH REGISTERED
- --------------------------------------------     --------------------------------------------
         Common Stock $1 par value                         New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports,) and (2) has been subject to such
filing requirements for the last 90 days.  Yes  X   No    .
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 27, 1995:

                  COMMON STOCK, $1.00 PAR VALUE -- $88,305,420

     The number of shares outstanding of the issuer's class of common stock as of February 27, 1995:

                  COMMON STOCK, $1.00 PAR VALUE -- 23,148,286

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the 1995 Annual Meeting of Shareholders to be held May 23, 1995, are incorporated by reference into Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1 -- BUSINESS

OVERVIEW

     Westcorp, a California corporation, is a financial services holding company which specializes in automobile lending ("consumer") and residential real estate lending ("mortgage"). Westcorp operates principally through its wholly-owned subsidiary, Western Financial Savings Bank, F.S.B. (the "Bank") and its subsidiaries. The Bank owns all of the outstanding capital stock of Westcorp Financial Services, Inc. ("WFS"), Western Financial Auto Loans, Inc. ("WFAL"), Western Financial Auto Loans 2, Inc. ("WFAL2"), Western Reconveyance Company, Inc. ("Recon"), Westhrift Life Insurance Company ("Westhrift"), Western Consumer Services, Inc. ("WCS"), and Westplan Insurance Agency, Inc. ("Westplan"). Westplan owns all the outstanding stock of Westplan Investments ("WI"). Unless otherwise expressly indicated, a reference herein to Westcorp, or the Bank shall also be deemed to include a reference to their respective subsidiaries.

     Western Thrift Financial Corporation ("WTFC") was formed in 1974 as the holding company for Western Thrift & Loan Association ("WTL"), a California-licensed thrift and loan association founded in 1972. WTFC later changed its name to Westcorp. In 1982, Westcorp acquired Evergreen Savings and Loan Association ("Evergreen"), a California-licensed savings and loan association, which became a wholly-owned subsidiary of Westcorp. Evergreen's name was ultimately changed to Western Financial Savings Bank. In 1992, Western Financial Savings Bank converted to a federal charter and added F.S.B. to its name.

     The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). It is further subject to certain regulations of the Board of Governors of the Federal Reserve System ("FRB") which governs reserves required to be maintained against deposits and other matters. The Bank is also a member of the Federal Home Loan Bank of San Francisco ("FHLB"), one of twelve regional banks for federally insured savings and loan associations and banks comprising the Federal Home Loan Bank System ("FHLB System"). The FHLB System is under the supervision of the Federal Housing Finance Board. WFS is further regulated by various departments or commissions of the states in which it does business.

     The types of loans which Westcorp may originate are defined by federal statutes and regulations. Notwithstanding its authority to purchase or originate a variety of secured and unsecured mortgage, consumer and commercial loans, Westcorp's strategy is to focus on and expand its two principal lines of business -- automobile lending and residential mortgage lending. Although the majority of Westcorp's loans are originated in California, over the past two years Westcorp has expanded into seven new states and is evaluating ongoing expansion opportunities in existing states as well as expansion into other states. Westcorp's business plan includes selling or securitizing loans in the secondary market and retaining the servicing thereon.

The following table sets forth the loan origination, purchase and sale activity of Westcorp for the periods indicated.

                                                       FOR THE YEAR ENDED DECEMBER 31
                                       --------------------------------------------------------------
                                          1994         1993         1992         1991         1990
                                       ----------   ----------   ----------   ----------   ----------
                                                           (DOLLARS IN THOUSANDS)
Loans originated:
  Consumer loans(1)..................  $1,183,188   $  829,181   $  673,473   $  604,069   $  544,975
  Mortgage loans:
     Existing property...............     665,480      879,592      570,796      492,341      495,562
     Construction....................      18,853       33,511       27,013       27,965       49,286
                                       ----------   ----------   ----------   ----------   ----------
Total loans originated...............   1,867,521    1,742,284    1,271,282    1,124,375    1,089,823
Loans purchased:
  Mortgage loans:
     Existing property...............      45,373          210        2,441
                                       ----------   ----------   ----------
Total loans purchased................      45,373          210        2,441
Loans sold or securitized:
  Consumer loans(2)..................     842,000      777,500      450,000      725,000      313,492
  Mortgage loans.....................     541,923      803,992      386,257      166,898       76,710
                                       ----------   ----------   ----------   ----------   ----------
     Total loans sold or
       securitized...................   1,383,923    1,581,492      836,257      891,898      390,202
Principal reductions(3)..............     334,627      529,683      617,017      591,039      550,939
                                       ----------   ----------   ----------   ----------   ----------
Increase (decrease) in total loans...  $  194,344   $ (368,681)  $ (179,551)  $ (358,562)  $  148,682
                                        =========    =========    =========    =========    =========

- ---------------

(1) Includes automobile loans purchased from automobile dealers.

(2) Automobile loans sold to WFAL2 or a grantor trust.

(3) Includes scheduled payments, prepayments and chargeoffs.

     Westcorp's loan portfolio totaled $1.8 billion at December 31, 1994, which consisted of 24.6% retail installment sales contracts secured by automobiles and other consumer loans and 75.4% loans secured by real property used primarily for residential purposes. At December 31, 1994, Westcorp also serviced $1.2 billion of consumer loans and $1.7 billion of mortgage loans for the benefit of others. Westcorp's revenues are thereby derived principally from interest earned on loans and servicing income. Interest on deposits and borrowings, provisions for loan losses, and general and administrative expenses are Westcorp's major expense items.

     The following table sets forth the composition of Westcorp's loan portfolio by type of loan, including loans held for sale, as of the dates indicated.

                                                                   DECEMBER 31
                 ----------------------------------------------------------------------------------------------------------------
                         1994                   1993                   1992                   1991                   1990
                 --------------------   --------------------   --------------------   --------------------   --------------------
                   AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT
                 ----------   -------   ----------   -------   ----------   -------   ----------   -------   ----------   -------
                                                              (DOLLARS IN THOUSANDS)
Consumer loans:
  Automobile...  $  507,772     29.0%   $  251,751     16.2%   $  404,381     21.0%   $  387,667     18.4%   $  944,515     38.3%
  Deposit
    account....       2,165      0.1         2,787      0.2         5,302      0.3         5,927      0.3         7,351      0.3
  Other........       3,533      0.2         3,785      0.2         5,313      0.3        23,216      1.1        20,805      0.8
                 ----------   -------   ----------   -------   ----------   -------   ----------   -------   ----------   -------
                    513,470     29.3       258,323     16.6       414,996     21.6       416,810     19.8       972,671     39.4
Less: unearned
  discounts....      82,762      4.7        27,972      1.8        60,795      3.2        38,670      1.8       154,026      6.2
                 ----------   -------   ----------   -------   ----------   -------   ----------   -------   ----------   -------
    Total
      consumer
      loans....     430,708     24.6       230,351     14.8       354,201     18.4       378,140     18.0       818,645     33.2
Mortgage loans:
  Loans on
    existing
    property...   1,298,037     74.1     1,260,670     81.0     1,466,319     76.2     1,592,843     75.7     1,518,626     61.6
  Home
    improvement      10,548      0.6        49,333      3.2        66,356      3.4        88,961      4.2        83,866      3.4
    Construction     19,813      1.1        31,684      2.0        54,648      2.8        76,793      3.6        75,830      3.1
                 ----------   -------   ----------   -------   ----------   -------   ----------   -------   ----------   -------
    Total
      mortgage
      loans....   1,328,398     75.8     1,341,687     86.2     1,587,323     82.4     1,758,597     83.5     1,678,322     68.1
Less:
  undisbursed
  loan
  proceeds.....       7,614      0.4        14,890      1.0        15,695      0.8        31,357      1.5        33,025      1.3
                 ----------   -------   ----------   -------   ----------   -------   ----------   -------   ----------   -------
  Total
    mortgage
    loans......   1,320,784     75.4     1,326,797     85.2     1,571,628     81.6     1,727,240     82.0     1,645,297     66.8
                 ----------   -------   ----------   -------   ----------   -------   ----------   -------   ----------   -------
    Total
      loans....  $1,751,492    100.0%   $1,557,148    100.0%   $1,925,829    100.0%   $2,105,380    100.0%   $2,463,942    100.0%
                  =========   =======    =========   =======    =========   =======    =========   =======    =========   =======

                                                                   DECEMBER 31
                 ----------------------------------------------------------------------------------------------------------------
                         1994                   1993                   1992                   1991                   1990
                 --------------------   --------------------   --------------------   --------------------   --------------------
                   AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT
                 ----------   -------   ----------   -------   ----------   -------   ----------   -------   ----------   -------
                                                              (DOLLARS IN THOUSANDS)
Loans serviced
  for the
  benefit of
  others:
  Consumer
    loans......  $1,210,674     42.2%   $1,009,941     46.5%   $  714,665     50.7%   $  658,622     56.2%   $  182,042     31.8%
  Mortgage
    loans......   1,656,811     57.8     1,160,485     53.5       696,034     49.3       514,322     43.8       390,323     68.2
                 ----------   -------   ----------   -------   ----------   -------   ----------   -------   ----------   -------
    Total loans
    serviced...  $2,867,485    100.0%   $2,170,426    100.0%   $1,410,699    100.0%   $1,172,944    100.0%   $  572,365    100.0%
                  =========   =======    =========   =======    =========   =======    =========   =======    =========   =======

SEGMENT INFORMATION

     The automobile lending operations of Westcorp, conducted in part by the Bank and in part by WFS, purchases retail installment sales contracts secured by new and used cars and light trucks ("automobiles") primarily from new and used car dealers and originates direct consumer loans. In February 1995, Westcorp announced that, subject to receipt of regulatory approvals, these operations would be consolidated entirely within a wholly-owned subsidiary of the Bank which is expected to occur sometime in 1995. Westcorp conducts its consumer operations in California, Texas, Oregon, Nevada, Arizona, New Mexico, Idaho and Washington through 53 consumer finance offices and 11 automobile dealer centers. Westcorp continues to originate and purchase loans secured by residential real estate through 9 mortgage offices in California, Nevada, Oregon and Arizona. Westcorp's lending activities are funded primarily by attracting deposits from the public at 26 retail branch offices in California and through loan sales and other borrowing sources. A summary of the operations of each of these business segments is provided in Note T to the Consolidated Financial Statements.

LENDING -- GENERAL

     Westcorp's primary sources of revenue are net interest income and servicing income. Net interest income is the difference between the income earned on interest earning assets and the interest paid on interest bearing liabilities. Servicing income includes contractual servicing fees earned by servicing loans for the benefit of others, retained residual interest in sold loans, and additional fees related to servicing, such as late charges and prepayment fees.

     Net interest income is significantly affected by the difference between yields earned by Westcorp on its interest earning assets and the rates paid on its interest bearing liabilities (interest rate spread), and the relative amounts of Westcorp's interest earning assets and interest bearing liabilities. The following table presents information relative to the average balances and interest rates of Westcorp for the periods indicated.

                                                                FOR THE YEAR ENDED DECEMBER 31
                               ------------------------------------------------------------------------------------------------
                                            1994                             1993                             1992
                               ------------------------------   ------------------------------   ------------------------------
                                AVERAGE                YIELD/    AVERAGE                YIELD/    AVERAGE                YIELD/
                                BALANCE     INTEREST    RATE     BALANCE     INTEREST    RATE     BALANCE     INTEREST    RATE
                               ----------   --------   ------   ----------   --------   ------   ----------   --------   ------
                                                                    (DOLLARS IN THOUSANDS)
Interest earning assets:
  Investment securities......  $  109,547   $  5,768    5.27%   $  106,705   $  6,328    5.93%   $   59,424   $  3,947    6.64%
  Other investments..........      90,223      4,343    4.81        81,015      3,190    3.94        60,988      2,317    3.80
  Mortgage-backed
    securities(1)............     218,082     13,879    6.36       100,890      5,788    5.74       164,270     12,134    7.39
  Total loans(2):
    Consumer loans...........     293,963     38,511   13.10       293,820     39,017   13.28       355,872     47,073   13.23
    Mortgage loans...........   1,257,434     81,138    6.45     1,436,468    103,623    7.21     1,685,736    144,950    8.60
                               ----------   --------   -----    ----------   --------   -----    ----------   --------   -----
Total interest earning
  assets.....................   1,969,249    143,639    7.29     2,018,898    157,946    7.82     2,326,290    210,421    9.04
Non interest earning assets:
  Premises and equipment and
    real estate owned........     102,354                          134,601                          143,945
  Other assets...............     130,866                          169,899                          135,080
  Less: allowance for loan
    losses...................      40,328                           44,005                           36,416
                               ----------                       ----------                       ----------
Total........................  $2,162,141                       $2,279,393                       $2,568,899
                                =========                        =========                        =========
Interest bearing liabilities:
  Savings deposits...........  $1,455,058     68,295    4.69    $1,598,585     76,316    4.77    $1,780,484     99,103    5.57
  Public debt offerings......     125,969     10,739    8.53       131,009     11,898    9.08       189,546     14,875    7.85
  FHLB advances and other
    borrowings...............     104,093      7,864    7.55       164,474     12,929    7.86       279,210     23,976    8.59
  Repurchase agreements......      51,402      1,868    3.63         2,146         60    2.80
                               ----------   --------   -----    ----------   --------   -----    ----------   --------   -----
Total interest bearing
  liabilities................   1,736,522     88,766    5.11     1,896,214    101,203    5.34     2,249,240    137,954    6.13
Non interest bearing
  liabilities:
  Unearned insurance premiums
    and insurance reserves...       5,433                            5,413                            5,784
  Other liabilities..........     212,008                          194,767                          146,381
Shareholders' equity.........     208,178                          182,999                          167,494
                               ----------   --------   -----    ----------   --------   -----    ----------   --------   -----
Total........................  $2,162,141                       $2,279,393                       $2,568,899
                                =========                        =========                        =========
Net interest income and
  interest rate spread.......               $ 54,873    2.18%                $ 56,743    2.48%                $ 72,467    2.91%
                                            ========   =====                 ========   =====                 ========   =====
Net yield on average interest
  earning asset..............                           2.79%                            2.81%                            3.12%
                                                       =====                            =====                            =====

- ---------------

(1) Includes both mortgage-backed securities available for sale and held to maturity.

(2) For the purposes of these computations, nonaccruing loans are included in the average loan amounts outstanding.

     The following table sets forth the changes in net interest income attributable to (i) changes in volume (change in average portfolio volume multiplied by prior period average rate), (ii) changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance), and (iii) the combined effect of changes in rates and volume (change in weighted average interest rate multiplied by change in average portfolio balance).

                                        1994 COMPARED TO 1993                             1993 COMPARED TO 1992
                             --------------------------------------------     ---------------------------------------------
                                                       RATE/                                            RATE/
                              VOLUME        RATE       VOLUME      TOTAL       VOLUME        RATE       VOLUME      TOTAL
                             --------     --------     ------     -------     --------     --------     ------     --------
                                                                 (DOLLARS IN THOUSANDS)
Interest income:
  Investment securities....  $    168     $   (704)    $  (24)    $  (560)    $  3,139     $   (421)    $ (337)    $  2,381
  Other investments........       362          704         87       1,153          761           79         33          873
  Mortgage-backed
    securities.............     6,726          625        740       8,091       (4,683)      (2,710)     1,047       (6,346)
  Total loans:
    Consumer loans.........        18         (528)         4        (506)      (8,209)         177        (24)      (8,056)
    Mortgage loans.........   (12,908)     (10,917)     1,340     (22,485)     (21,437)     (23,431)     3,541      (41,327)
                             --------     --------     ------     -------     --------     --------     ------     --------
Total interest earning
  assets...................  $ (5,634)    $(10,820)    $2,147     (14,307)    $(30,429)    $(26,306)    $4,260      (52,475)
                             ========     ========     =======                ========     ========     =======
Interest expense:
  Savings deposits.........  $ (6,846)    $ (1,279)    $  104      (8,021)    $(10,131)    $(14,244)    $1,587      (22,788)
  Public debt offerings....       377         (250)       (10)        117         (862)        (720)        49       (1,533)
  FHLB advances............    (6,920)       1,462       (884)     (6,342)     (13,939)       3,434     (1,986)     (12,491)
  Repurchase agreements....     1,379           19        411       1,809                                   61           61
                             --------     --------     ------     -------     --------     --------     ------     --------
Total interest bearing
  liabilities..............  $(12,010)    $    (48)    $ (379)    (12,437)    $(24,932)    $(11,530)    $ (289)     (36,751)
                             ========     ========     =======                ========     ========     =======
                                                                  -------                                          --------
Net change in net income...                                       $(1,870)                                         $(15,724)
                                                                  =======                                          ========

     The trend in interest income, interest expense, and net interest income is primarily the result of increased sales of loans in the secondary market and generally lower interest rates. The decrease in net interest income is offset to a large extent, however, by additional servicing income. Westcorp earns servicing income by retaining the loan yield in excess of the investor's pass-through rate determined by the terms of the sale and by retaining the servicing rights related to the sold loans.

     Westcorp's ability to maintain a positive spread during periods of fluctuating interest rates is determined principally by the maturities and repricing mechanisms of its interest earning assets and interest bearing liabilities. Synchronizing the repricing of an institution's assets and liabilities to minimize interest rate risk is commonly referred to as gap management. Negative gap occurs when an institution's liabilities reprice more rapidly than its assets and positive gap occurs when an institution's assets reprice more rapidly than its liabilities.

     Westcorp's asset/liability management strategy is to match its loan and investment products with interest bearing liabilities having similar repricing characteristics and durations. This strategy includes originating adjustable rate loans, securitizing loans with liabilities that have similar repricing and maturity characteristics, matching fixed rate loans held in the portfolio with advances from the FHLB, selling fixed rate loans and utilizing financial instrument agreements. These agreements are used by Westcorp solely to manage interest rate risk within its portfolio and include interest rate swaps, caps, options, and forward agreements. See "Management's Discussion and Analysis -- Asset/Liability Management".

     As a result of Westcorp's practice of matching its rate sensitive liabilities with rate sensitive assets, Westcorp had an overall positive gap of 7.3%. In addition, Westcorp had a positive gap of 4.6% at December 31, 1994, for assets and liabilities having an interest rate maturity of one year or less and a negative gap of 1.1% for assets and liabilities having an interest rate maturity of three years or less. At December 31, 1994, 79% of Westcorp's interest earning assets had interest rate maturities of less than three years.

     Westcorp maintained an overall positive gap by having interest sensitive assets that adjusted to fluctuations in general interest rates during 1994 almost as frequently as its interest sensitive liabilities adjusted. Westcorp's ability to maintain a positive gap may be significantly affected by, among other factors,

(i) a large percentage of interest earning assets based on a market lagging index, (ii) interest earning assets and interest bearing liabilities repricing at different times, (iii) interest rate caps imposed on its assets, (iv) interest rates on assets and liabilities responding differently to economic, market and competitive factors, (v) high interest rate levels adversely affecting lending markets in general, and (vi) low interest rate levels increasing the difficulty of originating ARMs and increasing loan prepayments, which prepayments may be reinvested at lower interest rates.

     The following table illustrates the projected interest rate maturities, based upon certain assumptions regarding the major asset and liability categories of Westcorp at December 31, 1994. Prepayment and decay assumptions for loans and savings accounts were developed using both Westcorp's own prepayment experience and industry averages. For Westcorp's mortgage loans, the prepayment assumptions range from 7% to 20% of loans prepaying per year depending upon the interest rate, type of loan and contractual repricing terms. For passbook and money market deposit accounts, Westcorp uses a rate of 20% to 25% decay per year depending upon the characteristics of each type of account. The interest rate sensitivity of Westcorp's assets and liabilities illustrated in the following table could vary substantially if different assumptions were used or actual experience differs from the assumptions set forth. Although Westcorp's investment securities and mortgage-backed securities are classified primarily as available for sale, they are presented in the repricing categories based on their respective stated maturities adjusted for any appropriate prepayment assumptions. Loans held for sale are presented as repricing within three months based on management's intent relative to these assets.

                                                                                           AFTER
                                            AFTER THREE     AFTER ONE     AFTER THREE      FIVE
                                WITHIN        MONTHS          YEAR           YEARS         YEARS
                                THREE         THROUGH        THROUGH        THROUGH       THROUGH       AFTER
                                MONTHS       ONE YEAR      THREE YEARS    FIVE YEARS     TEN YEARS    TEN YEARS      TOTAL
                              ----------    -----------    -----------    -----------    ---------    ---------    ----------
                                                                  (DOLLARS IN THOUSANDS)
Interest earning assets:
  Investment securities.....                                $  17,328      $  94,552     $    944     $  1,940     $  114,764
  Other investments.........  $  145,391     $     563                                                                145,954
  Mortgage-backed
    securities..............      83,718        39,528         50,646         47,560       88,220      160,997        470,669
  Total loans:
    Consumer loans(1).......      55,115       130,939        179,909         61,716        3,012           17        430,708
    Mortgage loans:
      Adjustable rate(2)....     939,306       252,503         11,617            712                                1,204,138
      Fixed rate(2).........       5,087        12,050         25,665         17,799       26,093       16,889        103,583
      Construction(2)             13,063                                                                               13,063
                              ----------    ----------     ----------     ----------     --------     --------     ----------
Total interest earning
  assets....................   1,241,680       435,583        285,165        222,339      118,269      179,843      2,482,879
Interest bearing
  liabilities:
  Savings deposits:
    Passbook/statement
      accounts(3)...........       5,635        15,140         29,924         19,157       22,911       11,190        103,957
    Money market deposit
      accounts(3)...........          42           117            231            148          177           86            801
    Certificate
      accounts(4)...........     305,953       856,896        350,844         14,190           13                   1,527,896
  FHLB advances(4)..........       8,000         9,000         59,000          6,500        6,500                      89,000
  Other borrowings(4).......     456,602            14             36                     103,851                     560,503
                              ----------    ----------     ----------     ----------     --------     --------     ----------
Total interest bearing
  liabilities...............     776,232       881,167        440,035         39,995      133,452       11,276      2,282,157
                              ----------    ----------     ----------     ----------     --------     --------     ----------
Excess interest bearing
  assets (liabilities)......     465,448      (445,584)      (154,870)       182,344      (15,183)     168,567        200,722
Effect of hedging
  activities................     205,500      (100,000)                      (70,500)     (35,000)
                              ----------    ----------     ----------     ----------     --------     --------     ----------
Hedged excess...............  $  670,948     $(545,584)     $(154,870)     $ 111,844     $(50,183)    $168,567     $  200,722
                              ==========    ==========     ===========    ==========     ========     ========     ==========
Cumulative excess...........  $  670,948     $ 125,364      $ (29,506)     $  82,338     $ 32,155     $200,722     $  200,722
                              ==========    ==========     ===========    ==========     ========     ========     ==========
Cumulative differences as a
  percentage of total
  assets....................        24.5%          4.6%          (1.1)%          3.0%         1.2%         7.3%           7.3%

- ---------------

(1) Based on contractual maturities adjusted by Westcorp's historical prepayment rate.

(2) Based on interest rate repricing adjusted for projected prepayments.

(3) Based on assumptions established by the OTS.

(4) Based on contractual maturity.

AUTOMOBILE LENDING

     Westcorp and its predecessors and affiliates have purchased and originated automobile loans since 1973. Automobile loans are underwritten and purchased from approved new and used automobile dealers on a nonrecourse basis ("indirect contract") or are underwritten and originated directly through a consumer finance office or automobile dealer center ("direct loan"). Marketing is performed by sales managers through personal calls to auto dealerships as well as referrals. Westcorp believes that the creation and maintenance of close personal relationships with dealerships by its branch offices and dealer centers are a major factor in promoting the growth and sustaining the quality of its automobile loan portfolio.

     Substantially all loans purchased by Westcorp are reviewed to insure proper documentation and adherence to underwriting guidelines. Westcorp does not have minimum or maximum maturity requirements; however, automobile loans with less than three years' maturity or more than six years' maturity are seldom purchased due to low customer demand. Each automobile loan is fully amortizing and provides for level payments over the term of the loan with the portion of principal and interest of each level payment determined on the basis of the sum of the digits (also known as the Rule of 78s) or on the simple interest method. The interest rates charged on automobile loans are primarily determined by competitive loan rates, which reflect the availability of lendable funds and the demand for loans.

     Westcorp generally lends to the applicant an amount not to exceed the sum of the dealer's cost, taxes, license fees, and other miscellaneous costs. Additional advances over the sum of such costs may be made under certain circumstances based on the creditworthiness of the applicant. For used cars, the amount loaned generally does not exceed the wholesale "blue book" value for the car plus related expenses and any additional approved advances.

     The following table presents information relative to originations of indirect contracts and direct loans as well as new and used vehicles for the periods ending December 31:

                                                                  1994          1993
                                                               ----------     --------
                                                               (DOLLARS IN THOUSANDS)
        Indirect contracts...................................  $1,092,285     $740,845
        Direct loans.........................................      90,903       88,336
                                                               ----------     --------
             Total volume....................................  $1,183,188     $829,181
                                                                =========     ========
        New vehicles.........................................  $  354,787     $269,239
        Used vehicles........................................     828,401      559,942
                                                               ----------     --------
             Total volume....................................  $1,183,188     $829,181
                                                                =========     ========

SERVICING

     Westcorp's servicing activities include collecting payments and protecting its interest in the collateral. As part of these activities, Westcorp also earns other miscellaneous fees, primarily late charges. Payment collection includes pursuing delinquent accounts, most of which are cured promptly. If not, Westcorp repossesses and sells the collateral in accordance with the terms of the loan and statutory guidelines. Deficiency balances are charged off against the allowance for loan losses. After chargeoff, Westcorp pursues collection of deficiency balances subject to applicable law.

     Each borrower with an automobile loan originated or purchased by Westcorp is required to maintain insurance covering physical damage to the financed vehicle, subject to certain limitations. The insurance policy must name Westcorp as the loss payee under the policy, and must cover loss and damage due to collision and other risks included in comprehensive coverage. Since borrowers may choose their own insurers to provide the required coverage, the specific terms and conditions of their policies vary within limits prescribed under applicable insurance law and regulation. If a borrower fails to obtain or maintain the required insurance, Westcorp has the right to obtain such insurance and add the premium for such insurance to the balance due on the loan. A subsidiary of the Bank, Westplan, acts as an independent agent for unaffiliated insurers in providing collateral protection insurance coverage on automobiles securing loans serviced by Westcorp.

SECONDARY MARKET ACTIVITIES

     Westcorp regularly sells automobile loans in the secondary market while retaining the servicing rights thereon. Westcorp has securitized its automobile loans using an off-balance sheet structure which utilizes a separate grantor trust for each transaction. Automobile loan securitization provides a stable source of funding, eliminates interest rate risk on the loans sold, enhances return on assets and improves the capital position of the Bank. The loans are sold in publicly underwritten securitization transactions in which Westcorp continues to service such loans. The issues have been rated "AAA" by Standard & Poor's Rating Group and "Aaa" by Moody's Investment Service, Inc., their highest rating categories, either due to the senior/subordinated structure of the transaction or as a result of third party credit enhancement provided by Financial Security Assurance, Inc.

     These securitizations are structured to be treated as sales without recourse under GAAP, thereby removing the automobile loans sold from Westcorp's balance sheet. Westcorp retains a residual interest in the excess interest which represents the excess of the underlying interest rate on the pool of automobile loans sold over the sum of the pass-through rate on the grantor trust securities, credit losses, administrative expenses and contractual servicing fees. The valuation and recognition of the residual interest is further affected by actual credit loss and prepayment history, discount rate assumptions and other factors.

     Westcorp securitized $842 million and $778 million of automobile loans during 1994 and 1993, respectively. At December 31, 1994 and 1993, $302 million and $102 million, respectively, of automobile loans were held for sale. On January 18, 1995, Westcorp sold an additional $190 million through a similar transaction.

RESIDENTIAL REAL ESTATE LENDING

     Westcorp's primary mortgage lending focus is originating single family (1-4 units) mortgage loans to enable borrowers to purchase, refinance or improve residential property. In addition, it also originates mortgage loans secured by multifamily residences on a limited basis. Westcorp also holds a small portfolio of construction and commercial mortgage loans. Westcorp's total mortgage loan portfolio (including those held for sale) consisted of the following:

                                                                      DECEMBER 31
                                                     ---------------------------------------------
                                                             1994                     1993
                                                     --------------------     --------------------
                                                       AMOUNT         %         AMOUNT         %
                                                     ----------     -----     ----------     -----
                                                                (DOLLARS IN THOUSANDS)
Single family residential loans:
  First trust deeds................................  $  718,924      54.4%    $  673,322      50.7%
  Second trust deeds...............................     126,365       9.6        152,160      11.5
                                                     ----------     -----     ----------     -----
                                                        845,289      64.0        825,482      62.2
Multifamily residential loans......................     459,883      34.8        480,692      36.2
Construction loans.................................      19,813       1.5         31,684       2.4
Commercial loans...................................       3,413       0.3          3,828       0.3
                                                     ----------     -----     ----------     -----
                                                      1,328,398                1,341,686
Less undisbursed loan proceeds.....................       7,614       0.6         14,889       1.1
                                                     ----------     -----     ----------     -----
                                                     $1,320,784     100.0%    $1,326,797     100.0%
                                                      =========     =====      =========     =====

     Mortgage loan originations are primarily generated by employees through referrals from real estate brokers and mortgage brokers. These employees receive commissions based on the total volume of loans acquired and closed in accordance with Westcorp's product pricing and underwriting standards. Westcorp has established criteria for the brokers (from whom it will accept loan referrals), and the commissioned employees endeavor to increase the number of brokers approved by Westcorp for this purpose. Westcorp regularly reviews its mortgage loans to ensure compliance with its underwriting guidelines and with federal and state regulations.

     Westcorp's lending strategy includes originating fixed rate loans, adjustable rate loans ("ARMs") with no negative amortization and ARMs with potential negative amortization. By diversifying its loan portfolio among three types of loan products, Westcorp reduces its overall risk exposure, increases its flexibility in asset/liability management, and provides greater loan origination opportunities. The following table sets forth information on the amount of fixed rate mortgage loans and ARMs, net of undisbursed loan proceeds, in Westcorp's portfolio.

                                                                      DECEMBER 31
                                                     ---------------------------------------------
                                                             1994                     1993
                                                     --------------------     --------------------
                                                       AMOUNT         %         AMOUNT         %
                                                     ----------     -----     ----------     -----
                                                                (DOLLARS IN THOUSANDS)
Fixed rate loans:
  Single family....................................  $  103,189       7.8%    $  184,075      13.9%
  Multifamily......................................         394       0.1          2,181       0.2
Adjustable rate loans:
  Negative amortizing..............................     916,916      69.3        730,840      55.1
  No negative amortizing...........................     300,285      22.8        409,701      30.8
                                                     ----------     -----     ----------     -----
                                                     $1,320,784     100.0%    $1,326,797     100.0%
                                                      =========     =====      =========     =====

SINGLE FAMILY RESIDENTIAL LOANS

     Westcorp originates both ARMs and fixed rate loans for first trust deed single family residences up to $1.0 million in original principal amount but generally does not exceed $400,000 in original principal amount. Westcorp has established lending limits based on the amount of the loan compared to the property's value ("LTV"). Westcorp will finance loans for the purchase of owner occupied single family residences for up to 95% of the market value based on the lesser of the purchase price or appraised value of the property. Mandatory private mortgage insurance insuring the unpaid balance in excess of 75% of the property's value is required on loans with a LTV exceeding 80% at origination. The cost of this insurance is paid by the borrower during the term of the loan. Single family residential loans are typically made for terms of up to 30 years and are amortized on a monthly basis with level payments of principal and interest due each month, subject to periodic adjustment in the case of ARMs.

     Interest rates offered by Westcorp are regularly reviewed and adjusted and generally reflect prevailing competitive terms. Loan demand and availability of credit affect these market conditions. Loan origination fees are a volatile source of income varying with the volume and type of loans made and with competitive conditions in the mortgage markets. The interest rates on adjustable rate mortgage loans are adjusted monthly, quarterly, semiannually or annually, at a rate typically equal to 2.25% to 3.0% above a specified index. Westcorp primarily originates loans using the 11th District Cost of Funds Index ("COFI") published by the FHLB, but also utilizes Treasury indices, the Federal Cost of Funds Index, London Interbank Offer Rate ("LIBOR") or other generally recognized cost of funds indices. Initial interest rates and adjustment periods are set and reviewed based on prevailing market conditions and, from time to time, have included initial rates below those which would prevail under the general terms of the loan. At December 31, 1994, Westcorp held $94.7 million of loans that had yet to adjust to a fully-indexed rate.

     ARM loans are also designed with limits on the amount the interest rate may change in a given period and with maximum lifetime interest rates, or caps, to stimulate greater customer acceptance while maintaining the desired interest rate flexibility. The interest rates on ARMs generally can increase or decrease no more than 3% to 6% over the life of the loan. All ARMs are assumable by qualified buyers at the interest rate then in effect on the loan, but the maximum upward or downward interest rate adjustment over the life of the assumed loan is reset at the time of assumption. On ARMs with no negative amortization, the maximum change in interest rate per period may be limited to 2% or less on certain loan programs. On ARMs with negative amortization, the amount of any interest due in excess of the monthly payment is capitalized by adding it to the principal balance of the loan resulting in negative amortization to principal. The monthly payment on ARMs with negative amortization is adjusted annually, subject to a 7.5% maximum increase, to insure that the loan fully amortizes over the remaining term to maturity. At the end of each five-year interval throughout the life of the loan (or sooner if the outstanding loan amount reaches a dollar figure specified in the contract generally no greater than 125% of the original loan amount), adjustments are made regardless of the 7.5% cap. At December 31, 1994, the total amount of negative amortization capitalized to principal and outstanding totaled $0.2 million.

     Westcorp also offers a secured line of credit typically collateralized by a second trust deed on a single family residence and bearing an adjustable rate of interest based on a market index. At December 31, 1994 the Bank had committed to lend approximately $97 million under this program, of which $60 million was outstanding.

     The residential mortgage portfolio also includes both fixed and adjustable rate residential loans secured by second trust deeds. These loans have original loan amounts up to $300,000 and maturities ranging from 5 to 15 years. These loans amortize on a 15 or 30 year basis and, depending upon the repayment option selected by the borrower, may involve a "balloon" payment at the end of the term. As part of the terms of the loan, Westcorp requires that it be given notice in the event of a default under the first trust deed to enable it to take appropriate steps to protect its interest.

MULTIFAMILY RESIDENTIAL LOANS

     During 1994, Westcorp originated multifamily residential loans only to provide financing on the disposition of real estate owned. Typically, these loans were offered at terms and rates consistent with prevailing market conditions. In addition to those loans extended to finance dispositions of real estate owned, beginning in 1995, Westcorp plans to originate other multifamily loans. On a limited basis, Westcorp plans to originate adjustable rate permanent loans secured by multifamily residential properties (generally apartment houses) for up to $5 million in original principal amount and up to 75% LTV. In addition, Westcorp continues to service multifamily residential loans made in earlier years.

CONSTRUCTION LOANS

     In the past, Westcorp provided construction loans primarily for multifamily and single family owner occupied residences. These included loans for the acquisition and development of unimproved property to be used for residential purposes. At December 31, 1994, Westcorp's construction loans totaled $19.8 million (of which $6.7 million had not been disbursed as of December 31, 1994) or less than 1% of total assets. During 1995, Westcorp intends to review the feasibility of reentering the construction lending market, on a limited basis.

     The construction loan portfolio generally consists of loans with terms ranging from 12 to 18 months with adjustable interest rates equal to 2.0% to 3.5% above an average prime rate of three major banks. Advances are generally made to cover actual construction costs and include a reserve for paying the stated interest due on the loan.

SERVICING

     Loan servicing includes collecting payments and related servicing income and protecting Westcorp's interest in the underlying collateral. Additional fees and charges related to loan servicing include prepayment fees, late charges, assumption fees and other miscellaneous fees. During 1994, Westcorp purchased rights to service $242 million of single family residence mortgage loans for $2.5 million, known as purchased mortgage servicing rights ("PMSR") for various loan pools and receives servicing income related to the servicing of these loans, in addition to the servicing retained on loans sold from its own portfolio. The purchase price of PMSRs are capitalized and amortized over the expected life of the underlying loans. See "Supervision and Regulation -- Regulatory Capital Requirements".

     Westcorp requires title insurance, or in some instances lot book insurance, which insure the priority of its liens on loans secured by real property, and may require additional title endorsements to standard policies as necessary to protect its security in the property encumbered. Westcorp requires that fire and extended coverage be maintained in amounts at least equal to the replacement costs of structures and improvements on all properties serving as security for its loans. If the borrower fails to obtain or maintain the required insurance, Westcorp has the right to obtain such insurance and add the premium for such insurance to the balance due on the loan. Westcorp also requires flood insurance on properties that are within areas defined as having a special flood hazard.

     Mortgage loan borrowers are provided a 10 to 15 day period after the date payment is due before a late charge is assessed. Delinquent customers are promptly contacted by Westcorp. If delinquencies on mortgage loans are not cured promptly, Westcorp takes those steps required by law to perfect its interest in the collateral. This process generally includes recording a notice of default and a trustee's sale of the property. Westcorp disposes of foreclosed property as expeditiously as possible. If necessary, the sale of foreclosed property may be financed by a loan with terms more favorable to the borrower than normally offered by Westcorp. At December 31, 1994, Westcorp had $20.8 million of these financing arrangements outstanding compared to $19.2 million at December 31, 1993. Due to legal restrictions and other factors, Westcorp generally does not pursue a deficiency judgment through a judicial foreclosure.

SECONDARY MARKET ACTIVITIES

     Mortgage loans originated or purchased by Westcorp are either held in its portfolio or sold in the secondary market. As Westcorp has become more active in the secondary market, it has sold Federal Housing Administration ("FHA") and Veteran's Administration ("VA") loans, as well as other conforming and nonconforming loans to the Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and other established conduits. With the exception of FHA and VA loans which are sold servicing released, Westcorp retains the servicing rights to these loans and earns servicing income therefrom. These sales are generally without recourse, thereby removing the mortgage loans sold from Westcorp's balance sheet. During 1994, Westcorp sold $542 million of mortgage loans in the secondary market compared to $804 million during 1993. Westcorp's portfolio of mortgage loans held for sale, consisting of single family loans, totaled $3.0 million at December 31, 1994 and $199 million at December 31, 1993.

ASSET QUALITY

     Westcorp has established procedures to assist in the effective identification, measurement and rehabilitation of delinquent and other problem loans. An integral part of this process is the Internal Asset Review Department ("IAR"). IAR performs an independent review function to measure risk within Westcorp's asset portfolio. IAR reviews and classifies assets as Pass, Special Mention, Substandard, Doubtful or Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that Westcorp may sustain some loss unless the deficiencies are corrected. Doubtful assets have a higher possibility of loss than substandard assets. Special mention assets are assets not falling in the foregoing categories, but which have weaknesses or potential weaknesses deserving management's close attention.

     The Special Asset Department ("SAD") is responsible for the management, collection and disposition of loans which have certain characteristics that indicate current or potential credit weaknesses. These characteristics may include, but are not limited to, delinquency, delinquent taxes, inadequate debt service ratios and inadequate or deteriorating collateral. SAD prepares action plans for each of these loans. These plans vary from recommendations to monitor and review to recommendations to foreclose depending on each loan's particular situation.

AUTOMOBILE LOAN QUALITY

     Westcorp maintains a collection staff to monitor and control delinquencies within its automobile loan portfolio. Delinquencies have generally decreased over the past three years attributable to improved collection processes. Automobile loans are not placed on nonaccrual status since it is Westcorp's policy to charge off these loans after 120 days past due. Therefore, interest continues to accrue on automobile loans until the loan is charged off. At the time an automobile loan is charged off, all accrued but unpaid interest is reversed. The following table sets forth information with respect to the delinquency of Westcorp's automobile portfolio.

                                                                  DECEMBER 31
               ------------------------------------------------------------------------------------------------------------------
                       1994                   1993                   1992                   1991                    1990
               --------------------   --------------------   --------------------   ---------------------   ---------------------
               NUMBER OF              NUMBER OF              NUMBER OF              NUMBER OF               NUMBER OF
                 MOTOR                  MOTOR                  MOTOR                  MOTOR                   MOTOR
                VEHICLE                VEHICLE                VEHICLE                VEHICLE                 VEHICLE
                 LOANS      AMOUNT      LOANS      AMOUNT      LOANS      AMOUNT      LOANS     AMOUNT(2)     LOANS     AMOUNT(2)
               ---------   --------   ---------   --------   ---------   --------   ---------   ---------   ---------   ---------
                                                              (DOLLARS IN THOUSANDS)
Automobile
  loans
  owned......    61,764    $425,010     40,042    $223,792     51,797    $343,602     43,770    $374,607     104,772    $886,139
               ========    ========     ======    ========     ======    ========     ======    ========     =======    ========
Period of
  delinquency
  for
  automobile
  loans
  owned(1):
    31-59
      days...       688    $  2,069        490    $  1,259        653    $  2,218        815    $  3,161       1,456    $ 11,452
    60-89
      days...       209         567        138         457        276         879        281       1,706         298       2,428
    90 days
      or
      more...        98         197         83         303        191         747        588       3,531         358       2,613
                --------   --------    -------    --------    -------   --------   ---------   ---------     -------    --------
Total
  automobile
  loans
  delinquent.       995    $  2,833        711    $  2,019      1,120    $  3,844      1,684    $  8,398       2,112    $ 16,493
                =======    ========    =======    ========    =======    ========    =======    ========     =======    ========
Delinquencies
  for
  automobile
  loans as a
  percentage
  of number
  and amount
  of motor
  vehicle
  loans owned       1.61%      0.67%      1.78%      0.90%       2.16%      1.12%       3.85%       2.24%       2.02%       1.86%
                 =======    =======    =======     ======     =======    =======     =======     =======     =======     =======
Delinquencies
  as a
  percentage
  of number
  and amount
  of motor
  vehicle
  loans
  serviced(3).       0.80%     0.74%      0.74%      0.65%       1.28%      1.19%       1.95%       1.42 %      1.81%       1.66%
                  =======   =======    =======     ======     =======    =======     =======     =======     =======     =======


- ---------------

(1) The period of delinquency is based on the number of days payments are contractually past due.

(2) This amount includes unearned add-on interest.

(3) Includes delinquency information for loans sold to grantor trusts but which were originated and serviced by Westcorp.

     Even though a loan may have been charged off, collection efforts continue, including obtaining a deficiency judgment, if necessary. Notwithstanding the growth in Westcorp's servicing portfolio, actual loss experience on its owned portfolio has decreased since 1992 as shown in the following table.

                                                                 AT OR FOR THE YEAR ENDED DECEMBER 31
                                                     ------------------------------------------------------------
                                                       1994         1993         1992         1991         1990
                                                     --------     --------     --------     --------     --------
                                                                        (DOLLARS IN THOUSANDS)
Portfolio
  At end of period (net of unearned add-on
     interest).....................................  $425,010     $223,792     $343,602     $336,358     $744,125
                                                     ========     ========     ========     ========     ========
  Average during period (net of unearned add-on
     interest).....................................  $285,688     $296,528     $346,448     $591,185     $885,620
                                                     ========     ========     ========     ========     ========
  Gross chargeoffs of automobile loans during
     period........................................  $ 10,919     $ 10,529     $  9,614     $ 12,586     $ 11,856
  Recoveries of automobile loans charged off in
     prior periods.................................     6,887        5,223        2,503        1,400          850
                                                     ========     ========     ========     ========     ========
  Net chargeoffs...................................  $  4,032     $  5,306     $  7,111     $ 11,186     $ 11,006
                                                     ========     ========     ========     ========     ========
  Net chargeoffs as a percent of average automobile
     loans owned during period.....................      1.41%        1.79%        2.05%        1.89%        1.24%
                                                     ========     ========     ========     ========     ========
  Net chargeoffs as a percent of average automobile
     loans serviced during period(1)...............      1.09%        1.53%        1.73%        1.40%        1.20%
                                                     ========     ========     ========     ========     ========

- ---------------

(1) Includes loan loss information for loans sold to grantor trusts that were originated and serviced by Westcorp.

REAL ESTATE LOAN QUALITY

     Westcorp's real estate loan portfolio delinquency has improved over the past year. From mid 1992 through early 1994, the California economy, where substantially all of the collateral for Westcorp's real estate loans is located, experienced severe downturns in the market values of real estate, high levels of unemployment and a continued slump in residential construction and new home sales. The problems created by this economic slump were especially noticeable in the multifamily mortgage portfolio. While the economy has not fully recovered, the downward spiral appears to have stabilized, providing relief to California homeowners and borrowers.

     The following table sets forth the delinquent percentages relative to the dollar amounts of Westcorp's total mortgage portfolio, including loans held for sale, for the past five years.

                                                                        DECEMBER 31
                                                          ----------------------------------------
                                                          1994     1993     1992     1991     1990
                                                          ----     ----     ----     ----     ----
Period of delinquency:
Two payments (31-59 days)...............................  0.56%    0.40%    0.72%    0.93%    0.13%
Three payments (60-89 days).............................  0.09     0.42     1.18     0.23     0.12
Four or more payments (90 days or more).................  1.11     1.31     1.94     1.31     1.03

     The following table of mortgage delinquencies over 60 days by loan type highlights the fact that delinquencies have decreased over the past three years.

                                                             DECEMBER 31
                          ----------------------------------------------------------------------------------
                                    1994                         1993                         1992
                          ------------------------     ------------------------     ------------------------
                          AMOUNT PAST                  AMOUNT PAST                  AMOUNT PAST
                           DUE OVER         % OF        DUE OVER         % OF        DUE OVER         % OF
                            60 DAYS       CATEGORY       60 DAYS       CATEGORY       60 DAYS       CATEGORY
                          -----------     --------     -----------     --------     -----------     --------
                                                        (DOLLARS IN THOUSANDS)
Single family...........    $14,152         1.68%        $19,646         2.39%        $25,724          2.49%
Multifamily.............      1,710         0.37           3,384         0.70          11,429          2.28
Construction............                                                               11,884         25.47
Other...................                                                                  398          8.58
                          ---------       ------       ---------       ------       ---------        ------
                            $15,862         1.20%        $23,030         1.73%        $49,435          3.12%
                          =========       ======       =========       ======       =========        ======

NONPERFORMING ASSETS

     Nonperforming assets ("NPA") include (i) nonperforming loans ("NPL") which consists of loans contractually past due 90 days or more and performing nonaccrual loans with identified credit deficiencies, (ii) insubstance foreclosures ("ISF"), (iii) real estate acquired through foreclosure ("REO"), and (iv) real estate acquired for investment or development that would otherwise be considered insubstance foreclosure ("REI"). NPAs at December 31, 1994 totaled $43.3 million or 1.6% of total assets compared to $75.0 million and 3.5%, respectively, at December 31, 1993. NPAs, at December 31, 1994, consisted of NPLs of $17.7 million, ISFs of $4.9 million and $20.7 million of REO.

     NPLs are those loans for which interest is not being currently recognized due to delinquency or other factors. In general, the accrual of interest on real estate loans is discontinued when in management's judgment the interest will not be collectible in the normal course of business or when the loan is 90 days or more past due. When a loan is placed on nonaccrual status, interest accrued to date but not collected is reversed. Accordingly, Westcorp does not accrue or recognize interest income on nonperforming loans. Interest income that would have been recorded in 1994 if these loans had been current in accordance with their original terms totaled $0.9 million. Nonperforming loans consisted of the following at December 31:

                                                                    1994        1993
                                                                   -------     -------
                                                                       (DOLLARS IN
                                                                       THOUSANDS)
        Loans 90 days or more past due...........................  $13,950     $17,651
        Performing, nonaccrual loans.............................    3,717      14,315
                                                                   -------     -------
                  Total nonaccrual loans.........................  $17,667     $31,966
                                                                   =======     =======

     Single family loans accounted for 44.2% of total NPAs at December 31, 1994 while multifamily loans accounted for 51.0%, although no single loan or series of such loans predominate. The decrease in total NPAs is the result of improving asset quality and stabilization of market values. The following tables show the rollforward and migration of NPL, ISF and REO since December 31, 1992.

                                                    SINGLE FAMILY   MULTIFAMILY   MULTIFAMILY
                                          TOTAL       1-4 UNITS     5-36 UNITS     37+ UNITS    CONSTRUCTION
                                         --------   -------------   -----------   -----------   ------------
                                                               (DOLLARS IN THOUSANDS)
NONPERFORMING LOANS
Balance December 31, 1992..............  $ 57,820     $  20,300      $   5,673     $  20,402      $ 11,445
  New nonperforming loans..............    69,091        35,982         14,588         9,735         8,786
  REO/ISF..............................   (75,657)      (25,343)       (14,748)      (19,397)      (16,169)
  Cures and payoffs....................   (15,096)      (11,397)        (2,346)         (606)         (747)
  Chargeoffs...........................    (4,192)       (3,820)          (182)                       (190)
                                         --------   -------------   -----------   -----------   ------------
Balance December 31, 1993..............    31,966        15,722          2,985        10,134         3,125
  New nonperforming loans..............    45,597        21,931          8,186        15,274           206
  REO/ISF..............................   (21,966)      (13,044)        (5,407)       (3,515)
  Cures and payoffs....................   (35,003)       (8,035)        (2,939)      (21,834)       (2,195)
  Chargeoffs...........................    (2,927)       (2,718)          (209)
                                         --------   -------------   -----------   -----------   ------------
Balance December 31, 1994..............  $ 17,667     $  13,856      $   2,616     $      59      $  1,136
                                         ========    ==========      =========     =========     =========
INSUBSTANCE FORECLOSURES
Balance December 31, 1992..............  $ 22,555                                  $  16,222      $  6,333
  New ISF..............................    53,181                    $   6,052        36,929        10,200
  Transfer to REO......................   (40,616)                      (3,901)      (26,244)      (10,471)
  Cures................................    (5,060)                                    (5,060)
  Writedowns...........................    (9,235)                        (910)       (6,988)       (1,337)
                                         --------   -------------   -----------   -----------   ------------
Balance December 31, 1993..............    20,825                        1,241        14,859         4,725
  New ISF..............................     4,370                          377         3,993
  Transfer to REO......................   (14,252)                                   (14,252)
  Cures................................    (4,725)                                                  (4,725)
  Writedowns...........................    (1,344)                         (73)       (1,271)
                                         --------   -------------   -----------   -----------   ------------
Balance December 31, 1994..............  $  4,874                    $   1,545     $   3,329      $
                                         ========    ==========      =========     =========     =========
REAL ESTATE ACQUIRED THROUGH
  FORECLOSURE
Balance December 31, 1992..............  $ 22,091     $   7,564      $   1,532     $   7,893      $  5,102
  New REO..............................    85,400        25,972         10,933        31,812        16,683
  Sales................................   (63,865)      (21,595)        (9,150)      (29,276)       (3,844)
  Writedowns...........................   (26,221)       (4,472)        (2,590)      (10,429)       (8,730)
                                         --------   -------------   -----------   -----------   ------------
Balance December 31, 1993..............    17,405         7,469            725                       9,211
  New REO..............................    49,451        16,077          9,859        23,515
  Sales................................   (29,683)      (16,052)        (3,221)       (4,523)       (5,887)
  Writedowns...........................   (16,436)       (2,223)        (3,335)       (8,493)       (2,385)
                                         --------   -------------   -----------   -----------   ------------
Balance December 31, 1994..............  $ 20,737     $   5,271      $   4,028     $  10,499      $    939
                                         ========    ==========      =========     =========     =========

ALLOWANCE FOR LOAN LOSSES

     Westcorp increased its allowance for loan losses to $41.3 million at December 31, 1994, compared with $39.7 million at December 31, 1993, primarily due to increased loans outstanding. The allowance for loan losses, and related provisions, are determined by considering loan volumes, loan sales, prepayments, loss trends, levels of NPLs and management's analysis of market conditions and other relevant factors. The following table sets forth the activity in the allowance for loan losses.

                                                                 AT OR FOR THE YEAR ENDED
                                                                        DECEMBER 31
                                                             ----------------------------------
                                                               1994         1993         1992
                                                             --------     --------     --------
                                                                   (DOLLARS IN THOUSANDS)
Balance at beginning of period.............................  $ 39,677     $ 40,656     $ 33,933
Chargeoffs:
  Mortgage loans...........................................    (8,268)     (21,502)     (19,426)
  Consumer loans...........................................   (10,951)     (11,005)     (10,971)
                                                             --------     --------     --------
                                                              (19,219)     (32,507)     (30,397)
Recoveries:
  Mortgage loans...........................................       945        3,706           62
  Consumer loans...........................................     6,887        5,238        2,787
                                                             --------     --------     --------
                                                                7,832        8,944        2,849
                                                             --------     --------     --------
Net chargeoffs.............................................   (11,387)     (23,563)     (27,548)
Provision for loan losses..................................    13,033       22,584       34,271
                                                             --------     --------     --------
Balance at end of period...................................  $ 41,323     $ 39,677     $ 40,656
                                                             ========     ========     ========
Ratio of net chargeoffs during the period to average loans
  outstanding during the period............................      0.73%        1.36%        1.35%

     The allowance for loan loss by loan category was as follows at December 31:

                                                           1994                           1993
                                                --------------------------     --------------------------
                                                               % OF LOANS                     % OF LOANS
                                                                IN EACH                        IN EACH
                                                              CATEGORY TO                    CATEGORY TO
                                                ALLOWANCE     TOTAL LOANS      ALLOWANCE     TOTAL LOANS
                                                ---------     ------------     ---------     ------------
                                                                 (DOLLARS IN THOUSANDS)
Consumer......................................   $ 9,576           24.6%        $ 5,571           14.8%
Single family residential.....................     5,448           48.9           5,054           53.0
Multifamily residential.......................    26,299           26.5          29,052           32.2
                                                 -------          -----         -------          -----
                                                 $41,323          100.0%        $39,677          100.0%
                                                 =======          =====         =======          =====

     The allowance for real estate losses was established to absorb potential losses in the REO portfolio. Provisions for real estate losses are charged to real estate operations. Changes in the allowance for real estate losses were as follows at December 31:

                                                                   1994         1993
                                                                  -------     --------
                                                                      (DOLLARS IN
                                                                       THOUSANDS)
        Balance at beginning of period..........................  $ 3,508     $ 20,185
        Provision for real estate losses........................   (2,106)      (6,489)
        Chargeoffs, net.........................................      282      (10,188)
                                                                  -------     --------
        Balance at end of period................................  $ 1,684     $  3,508
                                                                  =======     ========

INVESTMENT SECURITIES

     Westcorp's investment securities portfolio consists primarily of United States Agency and Treasury securities and is classified as available for sale. Accordingly, the portfolio is reported at fair value with unrealized gains and losses being reflected as a separate component of shareholders' equity. This portfolio is maintained primarily for liquidity purposes in accordance with regulatory requirements. The Bank also holds

FHLB stock, which is carried at cost, as required by its affiliation with the FHLB System. Westcorp also holds minimal amounts of other investments. The following table summarizes Westcorp's investment securities at the dates indicated.

                                                                  DECEMBER 31
                                              ----------------------------------------------------
                                                1994       1993       1992       1991       1990
                                              --------   --------   --------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
Interest bearing deposits with other
  financial institutions....................  $    563   $    796   $  7,593   $    500   $    500
Other short term investments................   145,391    137,162     75,161     65,650
Investment securities:
  U.S. Treasury securities and obligations
     of other U.S. Government agencies and
     corporations...........................   111,677    114,050    114,114     63,891     82,189
  Corporate bonds -- investment grade.......                                         10     15,999
  Obligations of states and political
     subdivisions...........................     3,062      3,527        998      1,009      2,204
  Common stock(1)...........................                                                    27
  Other.....................................        25         25         25         25      2,020
  Corporate bonds -- below investment
     grade..................................                  400        803      1,203      4,388
  FHLB stock................................    24,474     17,566     20,674     21,174     24,314
                                              --------   --------   --------   --------   --------
                                              $285,192   $273,526   $219,368   $153,462   $131,641
                                              ========   ========   ========   ========   ========

- ---------------

(1) Excludes investment in common stock of subsidiaries.

     The following table sets forth the stated maturities of Westcorp's investment securities at December 31, 1994.

                                                                                        TEN
                                              UP TO     ONE YEAR TO   FIVE YEARS TO    YEARS     NO STATED
                                             ONE YEAR   FIVE YEARS      TEN YEARS     OR MORE    MATURITY
                                             --------   -----------   -------------   --------   ---------
                                                                (DOLLARS IN THOUSANDS)
Interest bearing deposits with other
  financial institutions...................  $    563
Other short term investments...............   145,391
Investment securities:
  U.S. Treasury securities and obligations
     of other U.S. Government agencies and
     corporations..........................    24,654     $87,023
  Obligations of states and political
     subdivisions..........................                              $ 1,765       $1,297
  Other....................................                    25
  FHLB stock...............................                                                       $24,474
                                             --------     -------        -------       ------     -------
                                             $170,608     $87,048        $ 1,765       $1,297     $24,474
                                             ========     =======        =======       ======     =======
Weighted average interest rate.............      5.07%       5.42%          5.28%        5.28%       5.18%

MORTGAGE-BACKED SECURITIES

     Westcorp invests in mortgage-backed securities ("MBS") to generate net interest income, to manage its mix of assets and liabilities and to invest in certain low-income housing programs designed to provide affordable access to the housing market. Westcorp has designated a specific portion of its MBS portfolio as held to maturity and accounts for that portion using amortized cost and designates the rest of the portfolio as available for sale and accounts for that portion at fair value with unrealized gains or losses being reported as a separate component of shareholders' equity. The following table summarizes Westcorp's MBS portfolio by issuer.

                                                                      DECEMBER 31
                                                                  --------------------
                                                                    1994        1993
                                                                  --------     -------
                                                                      (DOLLARS IN
                                                                       THOUSANDS)
        Held to maturity securities:
          GNMA certificates.....................................  $208,307
          FNMA participation certificates.......................   108,033
          Other.................................................       171
                                                                  --------
                                                                  $316,511
                                                                  ========
        Available for sale securities:
          GNMA certificates.....................................  $ 51,173     $ 2,020
          FNMA participation certificates.......................    77,834      88,782
          FHLMC participation certificates......................     2,997       3,592
          Other.................................................    22,154         173
                                                                  --------     -------
                                                                  $154,158     $94,567
                                                                  ========     =======

     The MBS held to maturity, with a total carrying value of $317 million, had an estimated market value of $306 million and a weighted average interest rate of 7.4% at December 31, 1994. The carrying value of the MBS available for sale is equal to its estimated market value of $154 million and has a weighted average interest rate of 6.1% at December 31, 1994. Westcorp's MBS portfolio had maturities of ten years or greater at December 31, 1994, although payments are generally received monthly throughout the life of these securities.

FUNDING SOURCES

     Westcorp employs various sources to fund its operations, including deposits, commercial paper, advances from the FHLB, repurchase agreements, and other borrowings. The sources used vary depending on such factors as rates paid, maturities, and the impact on capital. See "Management's Discussion and Analysis -- Capital Resources and Liquidity".

DEPOSITS

     Westcorp attracts both short term and long term deposits from the general public and institutions by offering a variety of accounts and rates. Westcorp offers regular passbook accounts, various money market accounts, fixed interest rate certificates with varying maturities and individual retirement accounts. Westcorp's deposits are obtained primarily from the areas surrounding its branches in California and a limited number were solicited from areas outside California by employees only at the Bank's headquarters.

     From time to time in the past, Westcorp obtained brokered deposits when such deposits were an inexpensive source of funds which generally provided a means of matching Westcorp's ARMs to certain of its liabilities. The Board of Directors of Westcorp has authorized Westcorp to hold up to $100 million of brokered deposits. At December 31, 1994, Westcorp had no brokered deposits.

     The following table sets forth the amount of Westcorp's deposits by type at the dates indicated.

                                                                DECEMBER 31
                                       --------------------------------------------------------------
                                          1994         1993         1992         1991         1990
                                       ----------   ----------   ----------   ----------   ----------
                                                           (DOLLARS IN THOUSANDS)
No minimum term:
  Passbook accounts..................  $  104,085   $  162,185   $  189,895   $  187,355   $   89,867
  Money market deposit accounts......         801        1,149        1,212        1,604        2,528
Certificate accounts:
  Certificates (30 days to five
     years)..........................   1,335,805    1,026,671    1,313,771    1,494,390    1,575,571
  IRA/Keogh..........................     192,091      167,053      178,019      131,589       88,814
                                       ----------   ----------   ----------   ----------   ----------
                                       $1,632,782   $1,357,058   $1,682,897   $1,814,938   $1,756,780
                                        =========    =========    =========    =========    =========

     The variety of savings deposits offered by Westcorp has allowed it to remain competitive in obtaining funds and to respond with flexibility to changes in customer demand and competitive pressures. In addition, Westcorp, as well as financial institutions generally, has become more subject to short term fluctuations in deposit flows, as customers have become more interest rate conscious. The ability of Westcorp to attract and maintain deposits and control its cost of funds has been, and will continue to be, significantly affected by money market conditions. Westcorp's average certificate accounts outstanding are summarized below.

                                                               1994             1993
                                                            ----------       ----------
                                                              (DOLLARS IN THOUSANDS)
        Average certificate accounts outstanding..........  $1,315,628       $1,426,614
        Average interest rate paid........................        4.89%            4.99%

     Deposit accounts are generally insured by the FDIC up to $100,000. Westcorp's maturities of certificate accounts greater than or equal to $100,000 are as follows:

                                                                       DECEMBER 31, 1994
                                                                       -----------------
                                                                          (DOLLARS IN
                                                                          THOUSANDS)
        Three months or less.........................................      $  77,803
        Over three months through six months.........................         64,879
        Over six months through one year.............................        128,631
        Over one year through three years............................         86,195
        Over three years.............................................            950
                                                                           ---------
                                                                           $ 358,458
                                                                           =========

BORROWINGS AND OTHER SOURCES OF FUNDS

     Westcorp's other sources of funds include issuing commercial paper and obtaining advances from the FHLB, selling securities under agreements to repurchase and other borrowings as well as loan repayments and cash generated from operations. Westcorp selects from among these funding alternatives based on the timing and duration of its cash needs, as well as the costs, maturities and other requirements of each funding source.

     The FHLB System functions in a reserve capacity for savings institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB on security of such stock and on certain residential mortgage loans. The Bank has been preapproved for advances up to 25% of its assets, based on remaining availability under credit facilities established by the Bank with the FHLB, with 24 hours notice. Such borrowings may be made pursuant to several different programs offered from time to time by the FHLB. Additional funds are available subject to additional collateral and other requirements. Each credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB prescribes the acceptable uses to which advances pursuant to each program may be put, as well as limitations on the sizes of advances and repayment provisions.

     At December 31, 1994, the Bank had $211 million of commercial paper outstanding with a weighted average interest rate of 6.0%. The maximum amount of commercial paper outstanding at any month-end was $222 million and $200 during 1994 and 1993, respectively. The average amount of commercial paper outstanding during 1994 and 1993 was $66.6 million and $53.1 million, respectively.

     Savings associations such as the Bank also have authority to borrow from the FRB "discount window." FRB regulations require these institutions to exhaust all reasonable alternative sources of funds, including FHLB sources, before borrowing from the FRB. Federal regulations have been promulgated which connect Community Reinvestment Act ("CRA") performance with access to long term advances from FHLB to member institutions. The Bank does not believe that there will be any adverse effect to it relative to access to this source of funds. The Bank received an "outstanding" in its most recent CRA evaluation, the highest rating available.

SUBORDINATED CAPITAL DEBENTURES

     In 1993, the Bank issued $125 million of 8.5% Subordinated Capital Debentures due 2003, of which $104 million are currently outstanding. In addition to being a funding source, the Bank is permitted to include these Debentures in supplementary capital for purposes of determining compliance with risk-based capital requirements. See "Supervision and Regulation -- Regulatory Capital Requirements"

SUBSIDIARIES

WESTERN FINANCIAL SAVINGS BANK, F.S.B.

     The Bank is the only subsidiary of Westcorp. Substantially all of Westcorp's operations are conducted through the Bank and its subsidiaries. The Bank's subsidiaries are WFS, WFAL, WFAL2, Westplan (which in turn owns all of the stock of WI), Recon, WCS and Westhrift. Each of these entities are described in detail below.

WESTCORP FINANCIAL SERVICES, INC.

     WFS is in the business of consumer finance in California, Texas, Arizona, Oregon, Nevada, Washington, New Mexico and Idaho. Each of its offices are licensed to the extent required by law to conduct business in each respective state. WFS initiated operations in 1987 to serve markets not covered by the Bank. During 1994, WFS originated $328.5 million of automobile loans. The loans which WFS originates are generally sold to the Bank and are serviced by WFS, regardless of whether such loans are held by the Bank or sold in securitized offerings. In February 1995, Westcorp announced a plan to combine the operations of WFS with those of the Bank's auto lending operations, subject to regulatory approval, into a wholly-owned subsidiary sometime in 1995.

WESTERN FINANCIAL AUTO LOANS, INC.

     WFAL is a wholly-owned, limited purpose finance subsidiary of the Bank. WFAL was organized primarily for the purpose of purchasing automobile loans from the Bank, originated by the Bank and WFS, and securitizing such loans in the secondary market. A total of four securitization transactions totaling $842 million were completed during 1994. In January 1995, an additional $190 million of loans were sold in a similar transaction.

WESTERN FINANCIAL AUTO LOANS 2, INC.

     WFAL2 is a wholly-owned, limited purpose finance subsidiary of the Bank. WFAL2 was organized primarily for the purpose of purchasing automobile loans from the Bank, originated by the Bank and WFS, and securitizing such loans in the secondary market and engaging in other asset-backed financing transactions.

WESTPLAN INSURANCE AGENCY, INC.

     Westplan is licensed by the California Insurance Commissioner to transact the business of an insurance agency and other jurisdictions where it conducts business. It acts as an agent for independent insurers in providing property and casualty insurance coverage on collateral, primarily automobiles, securing loans made by Westcorp, protection insurance and other noncredit related life and disability programs. In addition, Westplan offers fixed annuities through the Bank's branch offices. Westplan's revenues consist of commissions received on policies sold to customers. In addition, Westplan also holds all outstanding stock of WI.

WESTPLAN INVESTMENTS

     WI began operations in 1994 as a licensed mutual funds broker dealer selling mutual funds and variable annuities to the general public and is not a significant source of revenues or expenses.

WESTERN RECONVEYANCE COMPANY, INC.

     Recon is a California corporation which acts primarily as the trustee under trust deed loans made by Westcorp and is not a significant source of revenues or expenses.

WESTERN CONSUMER SERVICES, INC.

     WCS conducted real estate development activities primarily in the form of joint ventures. The joint ventures engaged in construction of residential units for sale, construction of rental units and rehabilitation of rental housing, the latter primarily in low and moderate income neighborhoods. WCS's interest in these projects ranged from 51% to 100% and, in some cases, included a participating share of the profits realized upon sale. The joint venture operations have been discontinued as a result of a declining market and the capital requirements related to this type of activity.

     WCS also owns one of the branch locations of the Bank, having taken title in a transfer from the Bank which resulted in an increase of $7.8 million of real estate being carried on the books of WCS. This transfer occurred as a result of a determination that this property could not be treated as branch premises for regulatory purposes (based on OTS guidelines) since the Bank did not occupy 25% of the premises, consistent with OTS guidelines, and was thus required to divest the property. The Bank is required to hold risk based capital against this asset as it does against other assets which are held in its real estate investment subsidiary. If and when the Bank is able to occupy 25% or more of the premises, it may transfer the property from WCS back to the Bank.

WESTHRIFT LIFE INSURANCE COMPANY

     Westhrift, an Arizona corporation, is engaged in the business of reinsuring credit life and credit disability insurance offered to borrowers of Westcorp and underwritten by an independent insurer. The credit life insurance policies provide for full payment to Westcorp of the insured's financial obligation in the event of the insured's death. The credit disability insurance policies provide for payment to Westcorp of an insured's financial obligation during a period of disability resulting from illness or physical injury. Westhrift has a Certificate of Authority from the California Insurance Commissioner authorizing it to conduct insurance business in California. At December 31, 1994, credit life and disability insurance in force was $51.5 million.

     For Arizona statutory purposes, Westhrift is required to maintain reserves for losses on credit life and credit disability policies. Westhrift's aggregate reserves for credit life and credit disability policies at December 31, 1994 were $1.6 million. The aggregate reserves are computed in accordance with commonly accepted actuarial standards consistently applied, and are based on actuarial assumptions which are in accordance with or stronger than those called for in policy provisions. The policies reinsured are underwritten by the independent insurer for no more than the amount that the insured owes to the Bank, not to exceed $25 thousand per loan. Westhrift also maintains a $0.5 million deposit in accordance with California statutory deposit requirements. Westhrift does not engage in any business except with respect to customers of the Bank and WFS.

     In January 1995, ownership of Westhrift was transferred to the Bank from WCS after obtaining regulatory approval to do so. The Bank paid WCS $4.8 million for Westhrift.

COMPETITION

     Westcorp faces strong competition in its lending and deposit gathering activities. Westcorp believes it is competitive because of product pricing and because it offers a high degree of professionalism and quality in the services it provides through longstanding relationships with borrowers, real estate brokers and automobile dealers.

     The greatest competition for deposits comes from other savings and loan associations, money market funds, commercial banks, credit unions, thrift and loan associations, corporate and government securities and mutual funds. Many of the nation's largest savings and loan associations and other depository institutions are headquartered or have branches in the areas where Westcorp primarily conducts its business. The "Riegle-Neal Interstate Banking and Branch Efficiency Act of 1994" legislated broader interstate banking authority to financial institutions. At this time, Westcorp does not know the full extent, if any, this act might have on Westcorp or its competitors. Westcorp competes for deposits primarily on the basis of interest rates paid and quality of service provided to its customers. Westcorp does not rely on any individual, group or entity for a material portion of its deposits. Although the majority of its deposits are placed by depositors in the geographic areas in which Westcorp's branches are located, some are placed by depositors located in other regions across the United States.

     Westcorp faces strong competition in the purchase of automobile dealer generated automobile loans from automobile manufacturer finance subsidiaries, consumer finance companies, commercial banks, and credit unions. Westcorp competes for the purchase of such loans on the basis of price and the level of service provided to the respective dealers, including its promptness in processing and approving automobile applications submitted by the dealer.

     Competition in originating mortgage loans comes primarily from other savings and loan associations, commercial banks and mortgage bankers. Westcorp competes for mortgage loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides borrowers and real estate brokers.

TAXATION

FEDERAL INCOME TAXES

     Westcorp and its subsidiaries file a calendar tax year consolidated federal income tax return.

     The Bank is a savings and loan association for federal tax purposes. Savings and loan associations satisfying certain conditions are permitted under the Code to establish reserves for bad debts and to make annual additions to these reserves which qualify as deductions from income. The Bank is permitted to compute its additions to its bad debt reserve on loans using one of the following two methods: (i) the percentage of taxable income method; or (ii) the experience method. The Bank intends, when permitted, to compute its annual bad debt reserve deduction for loans under the method which permits the Bank to obtain the maximum allowable deduction.

     Under the percentage of taxable income method, as revised by the Act, the Bank may generally deduct an amount equal to 8% of its taxable income, after deducting certain items . In addition, the bad debt deduction under the percentage of taxable income method is subject to certain limitations based on the amount of deposit accounts and outstanding qualifying real property loans. The allowable deduction under the percentage of taxable income method is available only if at least 60% of the total dollar amount of the Bank's assets are qualifying assets. Qualifying assets include, among other things, cash, U.S. Government obligations, certificates of deposit, loans secured by an interest in residential real property and loans made for the payment of expenses of a college or university education. The Bank's qualifying assets exceeded 60% in 1994.

     A savings and loan association which utilizes the percentage of taxable income method is subject to recapture taxes on such reserves if it makes certain distributions to stockholders. Dividends may be paid without the imposition of any tax on the Bank to the extent that the amounts paid as dividends do not exceed the Bank's current or accumulated earnings and profits as calculated for federal income tax purposes. Dividends paid in excess of current and accumulated earnings and profits, stock redemptions and other distributions with respect to stock, are deemed to be made from the bad debt reserve for qualifying real property loans, to the extent that this reserve exceeds the amount that could have been accumulated under the experience method. The amount of tax that would be payable upon any distribution which is treated as having been from the bad debt reserve for qualifying real property loans is also deemed to have been paid from the reserve to the extent thereof. Management does not contemplate using the reserve in a manner that will create taxable income, but assuming a 35% tax rate, distributions to stockholders which are treated as having been made from the bad debt reserve for qualifying real property loans could result in a federal recapture tax which is approximately equal to one-half of the amount of such distributions, unless offset by net operating losses. In addition, certain large savings and loan associations (including the Bank) are required to recapture their existing bad debt reserves in the event that for any taxable year less than 60% of the association's assets are qualifying assets.

     Westcorp will be subject to the alternative minimum tax if such tax is larger than the regular federal tax otherwise payable. Generally, alternative minimum taxable income is a taxpayer's regular taxable income, increased by the taxpayer's tax preference items for the year and adjusted by computing certain deductions in a special manner which negates the acceleration of such deductions under the regular federal tax. This amount is then reduced by an exemption amount and is subject to tax at a 20% rate. Significant alternative minimum tax items generally applicable to savings and loan associations include (i) 100% of the excess of a savings and loan association's bad debt deduction over the amount that would have been allowable under the experience method; and (ii) an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceed its alternative minimum taxable income. For alternative minimum tax purposes, net operating losses can offset no more than 90% of alternative minimum taxable income. In addition, for taxable years beginning after December 31, 1986, and before January 1, 1996, Westcorp will be subject to an additional environmental tax of 0.12% of its alternative minimum taxable income with certain adjustments and exclusions.

     At December 31, 1994, Westcorp had no net operating loss carry-forwards. For net operating losses incurred in taxable years beginning after 1986, there is a 3-year carry back and a 15-year carry-forward period.

     The returns of Westcorp and its subsidiaries and affiliates were examined for the years 1988 and 1989 without material change.

CALIFORNIA FRANCHISE TAX PROVISIONS

     The California franchise tax applicable to the Bank is a variable rate tax. This rate is computed under a formula which is higher than the rate applicable to nonfinancial corporations because it includes an amount "in lieu" of local personal property and business license taxes paid by nonfinancial corporations (but not generally paid by financial institutions such as the Bank). For taxable year 1994, the total tax rate was set at 11.47%. Under California regulations, bad debts may be treated by savings and loan associations in either of two ways, as debts are ascertained to be worthless in whole or in part or by deducting from income a reasonable reserve addition. The Bank and its subsidiaries file separate tax returns using the combined reporting method.

     The returns of Westcorp and its subsidiaries and affiliates were examined for the years 1984 through 1987. Assessed amounts were paid by the affiliate company. The returns for the years 1988 and 1989 are currently under examination.

     For additional information regarding the federal and state taxes payable by Westcorp, see Note S to the Consolidated Financial Statements.

SUPERVISION AND REGULATION

GENERAL

     The adoption of FIRREA in 1989 substantially restructured the regulatory framework in which Westcorp and the Bank operate. In December 1991, The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") was enacted. FDICIA requires specified regulatory agencies to adopt regulations having broad application to insured financial institutions such as the Bank. In 1994 the Riegle Community Development and Regulatory Improvement Act of 1994 ("RCDA") was adopted, which act modified several of the requirements initiated by FDICIA.

     Set forth below is a discussion of the statutory and regulatory framework for Westcorp as affected by FIRREA, FDICIA and RCDA and the regulations promulgated thereunder. However, to the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulation or in the policies of various regulatory authorities may have a material effect on the business and prospects of Westcorp and the Bank.

WESTCORP

  The Savings and Loan Holding Company Act

     Westcorp, by virtue of its ownership of the Bank, is a savings and loan holding company within the meaning of the Home Owners' Loan Act ("HOLA"), as amended by FIRREA. FIRREA transferred, with few changes, the provisions of the Savings and Loan Holding Company Act from the National Housing Act to HOLA. Savings and loan holding companies and their savings association subsidiaries are extensively regulated under federal laws.

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

     Savings association subsidiaries of a savings and loan holding company are limited by HOLA in the type of activities and investments in which they may participate if the investment and/or activity involves an affiliate. In general, savings association subsidiaries of a savings and loan holding company are subject to Sections 23A and 23B of the Federal Reserve Act ("FRA") in the same manner and to the same extent as if the savings association were a member bank of the Federal Reserve System, as well as being subject to similar regulations adopted by the OTS. Section 23A of the FRA puts certain quantitative limitations on certain transactions between a bank or its subsidiary and an affiliate, including transactions involving (i) loans or extensions of credit to the affiliate; (ii) the purchase of or investment in securities issued by an affiliate; (iii) purchase of certain assets from an affiliate; (iv) the acceptance of securities issued by an affiliate as security for a loan or extension of credit to any person; or (v) the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Under Section 23B, transactions between a bank or its subsidiary and an affiliate must meet certain qualitative limitations. Such transactions must be on terms at least as favorable to the bank or its subsidiary as transactions with unaffiliated companies. In addition, Section 11 of the HOLA, as amended by FIRREA, also specifically prohibits a savings association subsidiary of the savings and loan holding company from making a loan or extension of credit to an affiliate unless that affiliate is engaged only in activities permitted to bank holding companies under Section 4(c) of the Bank Holding Company Act or from purchasing or investing in the securities of any affiliate (other than a subsidiary of the savings association). The OTS regulations, consistent with the provisions of Sections 23A and 23B, exclude transactions between a savings association and its subsidiaries from the limitations of those sections, but those regulations also define certain subsidiaries to be affiliates and subject to the requirements of those sections. At the present time, none of the Bank's subsidiaries are within the definition of an affiliate for purposes of those regulations.

     In addition, amendments made by FIRREA and FDICIA require that savings associations comply with the requirements of FRA Sections 22(g) and 22(h), and FRB Regulation O promulgated thereunder, in the same manner as member banks, with respect to loans to executive officers, directors and principal shareholders. The RCDA permits loans secured by a first lien on an executive officer's residence to be made without prior approval of the board of directors of the financial institution. As a matter of policy, the Bank does not make loans to executive officers, directors or principal shareholders.

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

     During 1994 the Bank was required to pay insurance premiums of $3.8 million. FDICIA requires the FDIC to implement, by January 1, 1994, a risk-based assessment system under which an institution's premiums are based on the FDIC's determination of the relative risk the condition of such institution poses to its insurance fund. In response, the FDIC adopted a final rule, effective January 1, 1994. Under these rules, each insured institution is classified as "well capitalized," "adequately capitalized" or "undercapitalized," using definitions substantially the same as those adopted with respect to the "prompt corrective action" rules adopted by the regulatory agencies under FDICIA. See "Prompt Corrective Regulatory Action." Within each of these classifications, the FDIC has created three risk categories into which an institution may be placed, based upon the supervisory evaluations of the institution's primary federal financial institution regulatory agency and the FDIC. These three categories consist of those institutions deemed financially sound, those with demonstrated weakness that could result in significant deterioration of the institution and risk of loss to the FDIC, and those which pose a substantial probability of loss to the FDIC. Each of these nine assessment categories is assigned an assessment rate ranging from 0.23% to 0.31% of the institutions deposit assessment base. Under these regulations, an institution is precluded from disclosing the risk-based assessment category to which it has been assigned.

     Pursuant to the provisions of FIRREA, the FDIC has proposed a significant reduction in the insurance premiums to be paid by those financial institutions, primarily commercial banks, whose deposits are insured under the BIF, while the premiums payable by savings associations insured under the SAIF will remain unchanged. It is currently uncertain as to the effect of the premium differential on the ability of the Company to compete with BIF member institutions. It is similarly uncertain whether any legislative action will be taken to ameliorate that differential.

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

  Liquidity Requirements

     Under OTS regulations, the Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations and certain corporate debt obligations and commercial paper) equal to at least 5.0% of its average daily balance of net withdrawal accounts and borrowings payable on demand or in one year or less. If at any time the Bank's liquid assets do not at least equal (on an average daily basis for any month) the amount required by these regulations (which requirement may not be set at less than 4.0% nor more than 10.0% of the Bank's net withdrawable accounts plus short term borrowings), the Bank would be subject to various OTS enforcement procedures, including monetary penalties. The Bank must also maintain an average daily balance of short term liquid assets (generally those having maturities of 12 months or less) equal to at least 1.0% of its average daily balance of net withdrawable accounts plus short term debt. At December 31, 1994, the Bank's liquidity and short term liquidity percentages as calculated for the foregoing purposes were 13.4% and 8.8%, respectively. Thus, the Bank was in compliance with these requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity."

  Brokered Deposits

     In June 1992, the FDIC issued regulations under FDICIA that provide for differential regulation relating to brokered deposits based on capital adequacy. Institutions are divided into categories of "well capitalized," "adequately capitalized" and "undercapitalized." Only "well capitalized" institutions may continue to accept brokered deposits without restriction. The RCDA affirmatively excludes well capitalized institutions from the definition of deposit brokers, thereby eliminating the need for well capitalized institutions to register as deposit brokers.

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

     At December 31, 1994, the Bank met the capital requirements of a well capitalized association as defined by the regulation. Nonetheless, the Bank does not currently accept brokered deposits as defined by the regulation.

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

     FIRREA requires savings associations to maintain "core capital" in an amount not less than 3.0% of adjusted total assets. Core capital is defined in the OTS capital regulations as including, among other things,

(i) common stockholders' equity (including retained earnings); (ii) a certain portion of the association's qualifying supervisory goodwill; (iii) noncumulative perpetual preferred stock and related surplus; and (iv) purchased mortgage servicing rights ("PMSRs") and purchased credit card relationships ("PCCRs") meeting certain valuation requirements. The maximum amount of PMSRs and PCCRs which can be included in core capital and tangible capital may not exceed, in the aggregate, an amount equal to 50% of the institutions core capital, with PCCRs limited to 25% of core capital. At December 31, 1994 the Bank had $2.1 million of PMSRs, but held no PCCRs. Of the PMSRs held by the Bank, $0.2 million are in excess of the amount which may be included within the Banks core capital.

     Effective December 31, 1990, the OCC, the principal national bank regulator, amended its capital regulations by requiring a minimum core capital requirement of 3.0% of adjusted total assets for national banks with a composite 1 rating (the highest rating available) under the CAMEL rating system for national banks and substantially higher core capital requirements for lower rated national banks. It is expected that most national banks will be required to maintain core capital of 4.0% to 5.0% under the new regulation. Because FIRREA generally requires that the capital standards applicable to savings institutions be "no less stringent" than those applicable to national banks, there is a high likelihood that the OTS will impose substantially equivalent requirements, and in April 1991, the OTS proposed to modify the 3.0% of adjusted total assets core capital requirement in the same manner. Under the OTS proposal, only savings associations rated composite CAMEL 1 will be permitted to operate at the regulatory minimum core capital ratio of 3.0%. For all other savings associations, the minimum core capital ratio will be 3.0% plus at least an additional 100 to 200 basis points, which thus will increase the core capital ratio requirement to 4.0% to 5.0% (or more) of adjusted total assets. In determining the amount of additional core capital any savings institution will be required to maintain, the OTS will assess both the quality of risk management systems and the level of overall risk in each individual savings association through the supervisory process on a case-by-case basis. The OTS has not yet issued a final rule.

     The OTS capital regulations permit the OTS to impose a higher individual minimum capital requirement on a case-by-case basis. Until January 25, 1994, the Bank was required by an Agreement with the OTS, (the "OTS Agreement") to maintain core capital of 4.5%, at which date the OTS Agreement was terminated by the OTS. See "Agreement with the Office of Thrift Supervision". The Bank's core capital ratio at December 31, 1994 was 6.6%.

     A savings association must maintain "tangible capital" in an amount not less than 1.5% of adjusted total assets. "Tangible capital" means core capital less any intangible assets (including supervisory goodwill), plus PMSRs and PCCRs to the extent includable in core capital as described above. At December 31, 1994, the Bank's tangible capital was 6.6%.

     A savings institution's investments in and extensions of credit to a subsidiary engaged in any activities not permissible for national banks ("nonincludable subsidiaries") generally are deducted from the institution's core capital and tangible capital in determining compliance with capital standards. This deduction is not required for investments in and extensions of credit to a subsidiary engaged solely in mortgage banking, to certain subsidiaries which are themselves insured depository institutions or, unless the FDIC determines otherwise in the interests of safety and soundness, to a subsidiary which engages in such impermissible activities solely as agent for its customers. The Bank is required to deduct from its core and tangible capital its investments in WCS and Westplan (both equity and extensions of credit), as the former is engaged in residential real estate activities not permitted to national banks, and the latter is engaged in an insurance agency business not permitted to national banks. The amount of the deduction related to WCS is to be phased-in through June 30, 1996, while the amount of the deduction related to Westplan is not subject to a phase-in period. By letter dated December 29, 1992, the OTS approved the inclusion in the Bank's core and tangible capital of its investment in WCS at the 75% level through June 30, 1994, at the 60% level from July 1, 1994 through June 30, 1995, and at the 40% level from July 1, 1995 through June 30, 1996. After July 1, 1996 the Bank will not be permitted to include any of its remaining investment in WCS in its core or tangible capital. At December 31, 1994 the amount of its investment in WCS excluded from the Bank's core and tangible capital was $5.9 million (40% of the investment in that subsidiary).

     Effective January 31, 1995 the Bank was authorized by the OTS to redesignate Westhrift as an operating subsidiary, and to transfer Westhrift from WCS to the Bank. As a first tier operating subsidiary of the Bank, the Bank's investment in Westhrift became includable in capital, as the activities of Westhrift are those of an includable subsidiary. The Bank paid WCS $4.8 million for the stock of Westhrift, and WCS subsequently paid a dividend to the Bank in that amount. As a result, the amount of the Bank's investment in WCS which will be excluded from the Bank's core and tangible capital will be reduced to $4.1 million.

     As of December 31, 1994, the Bank's core capital was $183 million, exceeding the Bank's regulatory requirement by $100 million. The Bank's tangible capital at December 31, 1994 was $183 million, exceeding the applicable regulatory requirement by $141 million.

     The risk-based component of the capital standards requires that an association have total capital equal to 8.0% of risk-weighted assets. The OTS risk-based capital regulation provides that for assets sold as to which any recourse liability is retained (including on-balance sheet assets related to the assets sold which are at risk) a savings association must hold capital as a part of its risk-based capital requirement equal to the lesser of (i) the amount of that recourse liability or (ii) the risk-weighted capital requirement for assets sold off-balance sheet as though the assets had not been sold. In addition, in the former instance, when calculating the Bank's risk-based capital ratio (a) the value of those on-balance sheet assets which are subject to recourse, to the extent of that recourse liability ("fully-capitalized assets"), is deducted from the Bank's total capital and (b) neither the risk-weighted value of the asset sold off-balance sheet nor the amount of the fully capitalized assets is included in the Bank's total risk-weighted assets. The Bank's risk-based capital requirement at December 31, 1994 included $90.4 million due to its recourse liability relating to grantor trust financings, including fully capitalized assets.

     The RCDA requires the federal banking agencies, including the OTS, to review their risk-based capital recourse rules, and to adopt new rules for assets sold with low levels of recourse to ensure that the risk-based capital held for such assets does not exceed the contractual maximum recourse liability retained by the institution upon the sale of those assets. The FRB published final rules on February 13, 1995 implementing that section of the RCDA. Under the rules adopted by the FRB, which are applicable for state member banks and bank holding companies, the amount of capital required as to assets sold with recourse is the lesser of the capital required as though the asset had not been sold or the actual amount of recourse liability contractually retained (reduced further by the amount of any GAAP non-capital liability account established upon the sale of such asset). The OTS has not yet published final rules under the provisions of RCDA.

     The Bank's total risk-weighted assets are determined by taking the sum of the products obtained by multiplying each of the Bank's assets and certain off-balance sheet items by a designated risk-weight. Before an off-balance sheet item can be assigned a risk-weight, it must be converted to an on-balance sheet credit equivalent amount.

     Four risk-weight categories now exist for on-balance sheet assets. The four risk-weighted categories are:

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

     Before a risk-weight category can be applied to a consolidated off-balance sheet item, such item must be converted into a credit-equivalent amount by multiplying its face amount by whichever of four conversion factors is appropriate. There is a (i) 100% conversion of direct credit substitutes, including financial guarantees, financial standby letters of credit, assets sold with recourse (unless the full amount of the recourse retained is less than the amount of capital required by the credit-risk component for the total assets sold, in which case the appropriate credit risk component is the full amount of the recourse, subject to whatever action the OTS takes in response to the RCDA, as discussed above) and net assets sold under an agreement to repurchase; (ii) a 50.0% conversion factor is applied to transaction-related contingencies, such as performance bonds or performance-based standby letters of credit and the unused portions of nonexempt loan commitments; (iii) a 20.0% conversion of trade-related contingencies, such as commercial letters of credit; (iv) a 0% conversion factor applies to the unused portion of exempt loan commitments (those which are unconditionally cancelable, with each draw treated as a separate potential loan to be evaluated) and unused, unconditionally cancelable retail credit card lines. Interest-rate contracts (e.g. swaps, caps, collars, options and forward rate agreements) have special credit equivalent amounts equal to the sum of their current credit exposure plus their potential credit exposure. The risk-weight category to be applied to such amounts in determining the credit risk component would depend on the obligor, but in no event would be higher than 50.0% risk-weight. As of December 31, 1994, the Bank's total risk-weighted assets equaled $2.2 billion.

     In addition to regulations pertaining to risk-based capital for interest rate risk, FDICIA also requires the adoption of risk-based capital regulations regarding excessive exposure to concentration of credit risk and the risks associated with nontraditional activities. The OTS in December 1994 amended its individual minimum capital regulation to include these factors as additional grounds upon which the OTS could impose such requirements. The amended regulations do not set specific standards, but leave it to the discretion of the OTS to impose additional capital requirements on a case by case basis. The RCDA requires the federal banking agencies to add the size and activities of an institution to that list of factors which may justify the need for additional risk-based capital. Under the RCDA the federal banking agencies are not to cause undue reporting burdens in connection with such regulations. The OTS has not yet proposed new regulations in response to this law.

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

     The OTS approved the Bank's application to include the 8.5% Debentures as supplementary capital in 1993. Following that approval and the subsequent redemption of all of the outstanding 11% Debentures in 1993, the Bank has included the 8.5% Debentures in its supplementary capital. By the terms of that approval, the amount of the 8.5% Debentures which may be included in supplementary capital may not exceed 40% of the Bank's total capital, and by September 30, 1995, the amount which may be included may not exceed one-third of the Bank's total capital. During 1994 the Bank repurchased and canceled $16.9 million of the 8.5% Debentures, thereby reducing the amount outstanding at December 31, 1994 to $104 million. At December 31, 1994 the 8.5% Debentures then outstanding represented 33.6% of the Bank's total capital. Consistent with the OTS capital regulations, the amount of the 8.5% Debentures which may be included as supplementary capital will decrease at the rate of 20% of the amount originally outstanding per year (net of redemptions), commencing on July 1, 1998.

     As required by the provisions of FDICIA, the OTS has adopted an interest rate risk component to its capital rules. The new rule establishes a method for determining an appropriate level of capital to be held by savings associations subject to the supervision of the OTS, such as the Bank, against interest rate risk ("IRR"). The new rule generally provides that if a savings association's IRR, calculated in accordance with the rule, exceeds a specified percentage, the savings association must deduct from its total capital an IRR component when calculating its compliance with the risk-based capital requirement.

     Specifically, the rule provides that a savings association's IRR is to be determined by the decline in that association's Net Portfolio Value ("NPV") (i.e. the value of the association's assets as determined in accordance with the provisions of the rule) resulting from a 200 basis point change in market interest rates (increase or decrease, whichever results in a lower NPV) divided by the NPV prior to that change. If that result is a decrease of greater than 2%, the association must deduct from its total capital an amount equal to one-half of the decline in its NPV in excess of 2% of its NPV prior to the interest rate change (the "IRR component"). The reduction of an association's total risk-based capital is effective on the first day of the third quarter following the reporting date of the information used to make the required calculations. The rule also contains provisions (i) reducing the IRR component if the association reduces its IRR by the end of the quarter following the reporting date and (ii) permitting the OTS to waive or defer the IRR component on a showing that the association has made meaningful steps to reduce or control its interest rate risk. Westcorp is not required to reduce its total capital by an IRR component, and does not anticipate being required to do so during 1995.

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

     In summary, the Bank exceeded the current minimum requirements for core capital, tangible capital and risk-weighted capital as of December 31, 1994. However, the required deductions from capital for its investments in WCS, Westplan and direct real estate investments in facilities in which the Bank uses less than 25% of the available space in its operations are still being phased-in. The Bank's core, tangible and risk-weighted capital ratios at December 31, 1994, on a fully phased-in basis, would be 6.3%, 6.3% and 11.7%, respectively. Accordingly, the Bank meets all of the fully phased-in capital requirements. Westcorp believes that the Bank will continue to meet all of the fully phased-in requirements when required.

  Prompt Corrective Regulatory Action

     FDICIA requires each applicable agency and the FDIC to take prompt corrective action to resolve the problems of insured depository institutions that fall below certain capital ratios. Such action must be accomplished at the least possible long-term cost to the appropriate deposit insurance fund.

     In connection with such action, each agency must promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the adequacy of its regulatory capital level: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The critically undercapitalized level cannot be set lower than 2% of total assets or higher than 65% of the required minimum leverage capital level. In addition to the various capital levels, FDICIA allows an institution's primary federal regulatory agency to treat an institution as if it were in the next lower category if that agency (i) determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or (ii) deems the institution to be engaged in an unsafe or unsound practice.

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

     The OTS, in conjunction with the other federal financial institution regulatory agencies, adopted regulations defining the five categories of capitalization and implementing a framework of supervisory actions, including those described above, applicable to savings institutions in each category. The regulations provide that a savings association will be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 (i.e., core) risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater and is not subject to any OTS order or directive to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater; has a Tier 1 risk-based capital ratio of 4% or greater and has either (a) a leverage ratio of 4% or greater or (b) a leverage ratio of 3% or greater and is rated composite 1 under the CAMEL rating system in the most recent examination of the institution; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, has a Tier 1 risk-based capital ratio that is less than 4%, has a leverage ratio that is less than 4% or, if rated composite 1 under the CAMEL rating system in the most recent examination of the institution, has a leverage ratio that is less than 3%; (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and
(v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%. At December 31, 1994, the Bank met the capital requirements to be considered "well capitalized".

  Loans to One Borrower

     Under FIRREA, the loans-to-one borrower limitations for national banks apply to all savings associations in the same manner and to the same extent as they do to national banks. Thus, savings associations generally are not permitted to make loans to a single borrower in excess of 15% to 25% of the savings associations' unimpaired capital and unimpaired surplus (depending upon the type of loan and the collateral provided therefore), except that a savings association may make loans to one borrower in excess of such limits under one of the following circumstances: (i) for any purpose, in any amount not to exceed $500,000; (ii) to develop domestic residential housing units, in an amount not to exceed the lesser of $30.0 million or 30% of the savings association's unimpaired capital and unimpaired surplus, provided that the association receives the written approval of the OTS to do so (which approval the Bank has not sought) and certain other conditions are satisfied; or (iii) to finance the sale of real property which it owns as a result of foreclosure, providing that no new funds are advanced. In addition, further restrictions on a savings association's loans-to-one borrower authority may be imposed by the OTS if necessary to protect the safety and soundness of the savings association. At December 31, 1994, 15.0% of the Bank's unimpaired capital and unimpaired surplus for loans-to-one borrower purposes was $47.5 million. The largest amount outstanding at December 31, 1994 to one borrower (and related entities) was $12.0 million.

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

     The Bank's aggregate investment in service corporation subsidiaries was $11.7 million as of December 31, 1994. As a result of the redesignation of Westhrift as an operating subsidiary, and the transfer of that subsidiary from WCS to the Bank on January 31, 1995, Westcorp's equity position of $4.8 million in Westhrift will be classified as an investment in operating subsidiary rather than an investment in service corporation.

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

     At December 31, 1994 the Bank's percentage of qualified thrift investments to portfolio assets was 83.9%. Westcorp anticipates that the Bank will continue to remain a QTL.

  Dividend Regulations

     The OTS has adopted regulations limiting the amount of capital distributions a savings association may make. The regulation divides savings associations into three tiers; those which meet all of the fully phased-in capital requirements of the OTS both before and after the proposed distribution (Tier 1 Associations), those which meet all of the current capital requirements both before and after the proposed distribution (Tier 2 Associations), and those which fail to meet one or more of the current capital requirements (Tier 3 Associations). A Tier 1 Association may make capital distributions in an amount equal to the greater of (i) 100% of its net income for the current calendar year to the date of capital distribution, plus the amount that would reduce by one-half its "surplus capital ratio" (the amount by which the association's total capital-to-risk-weighted assets ratio exceeds its fully phased-in requirement of 8%) at the beginning of the current calendar year (i.e. at the end of the immediately prior calendar year), or (ii) 75% of its net income over the most recent four-quarter period preceding the quarter in which the capital distribution is to be made. A Tier 2 Association may make capital distributions of up to 75% of its net income over the past four-quarter period. A Tier 3 Association may not make any capital distribution without the prior authorization of the OTS. Although Tier 1 and Tier 2 Associations do not need to obtain prior approval to make a capital distribution which complies with the requirements of the OTS regulation, the savings association must file a notice with the OTS at least 30 days in advance of the date on which the distribution is to be made. The OTS has proposed that savings associations which are not subsidiaries of holding companies and which are rated CAMEL 1 or CAMEL 2 may make distributions without advance notice to the OTS. The OTS has the authority, under the regulation, to preclude a savings association from making capital distributions, notwithstanding its qualification to do so on the above tests, if the OTS determines that the savings association is in need of more than normal supervision, or if the proposed distribution will constitute an unsafe or unsound practice given the condition of the savings association. In addition, a Tier 1 Association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 Association as a result of such determination. A savings association may also apply to the OTS for approval to make a capital distribution even though it does not meet the above tests, or for an amount which exceeds the amount permitted by the express terms of the regulation.

     In addition, another OTS regulation pertaining to holding companies requires that the OTS be given a 30 day advance notice before a savings association subsidiary pays a dividend to its holding company. The notice described above can also constitute the notice for this purpose, if so designated.

     The Bank is a Tier 1 Association. As of the date hereof, under the limitations of the OTS capital distributions regulation, the Bank may pay dividends up to the greater of 100% of its net income since January 1, 1995 plus 50% of its surplus capital or 75% of its net income over the four-quarter period ending December 31, 1994. However, the Bank is also subject to certain limitations on the payment of dividends by the terms of the indenture for its 8.5% Debentures, which limitations are more severe than the OTS capital distribution regulations. Under the most restrictive of those limitations, the greatest capital distribution which the Bank could currently make is $4.8 million. See "Market for Registrant's Common Equity and Related Stockholder Matters -- Dividends." Westcorp received dividends from the Bank during 1994 in the aggregate amount of $24.6 million. The Bank anticipates making quarterly dividend payments to Westcorp during 1995.

  Community Reinvestment Act

     The CRA requires financial institutions regulated by the federal financial supervisory agencies to ascertain and help meet the credit needs of their delineated communities, including low- and moderate-income neighborhoods within those communities, consistent with safe and sound banking practices. The CRA was amended by FIRREA. The FIRREA amendments require that the federal financial supervisory agencies evaluate an institution's CRA performance based on a four tiered descriptive rating system, and that these ratings and written evaluations be made public. The four possible ratings are: (i) Outstanding record of meeting community credit needs; (ii) Satisfactory record of meeting community credit needs; (iii) Needs to improve record of meeting community credit needs; and (iv) Substantial noncompliance in meeting community credit needs.

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

     The Bank received a CRA audit in 1992, which was made public in 1993. The Bank's rating was "outstanding." An institution in this group, the highest possible under the CRA, has an outstanding record of ascertaining and helping to meet the credit needs of its entire delineated community, including low- and moderate-income neighborhoods, in a manner consistent with its resources and capabilities.

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

     The OTS, concurrently with the federal banking regulatory agencies, has proposed to revise the CRA regulations. The proposed procedures are designed to focus on performance rather than process, to promote consistency in assessments, to permit more effective enforcement against institutions with poor performance, and to reduce unnecessary compliance burden while stimulating improved performance. Specifically, the proposed regulations replace the current process-based assessment system with a new evaluation system that would rate institutions based on actual performance in meeting community credit needs. The new system would evaluate the degree to which an institution is providing (i) loans, (ii) branches and other services, and (iii) investments to low- and moderate-income areas. The proposed regulations also emphasize the importance of an institution's CRA performance in the corporate application process, and seek to make the regulations more enforceable. The Bank does not believe that its performance, as might be measured by the regulations if they become adopted as proposed, will differ materially from its performance under the existing CRA regulations.

  Classification of Assets

     The OTS has adopted a classification system for problem assets of insured institutions. Problem assets are classified as "special mention," "substandard," "doubtful" or "loss," depending on the presence of certain characteristics. An asset will be considered "special mention" when assets do not currently expose a savings association to a sufficient degree of risk to warrant classification but possess credit deficiencies or potential weaknesses deserving management's close attention; an asset is "substandard" if it is inadequately protected by the current capital and paying capacity of the obligor or by the collateral pledged, if any. "Substandard" assets exhibit a well-defined weakness or weaknesses, including the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected or that liquidation would not be timely even if there is little likelihood of loss. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Comparison of Results of Operations
- -- Provision for Loan and Real Estate Losses."

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

     The OTS has proposed that it revise its current asset classification scheme with regard to special mention assets. The OTS is proposing to remove the specific reference to special mention assets from its asset classification regulation, and instead issue regulatory guidance on this topic that will more closely align its treatment of special mention assets with the Interagency Policy Statement on Credit Availability issued by the four federal banking regulatory agencies and the OTS. Basically, the guidance will clarify the supervisory treatment of special mention assets and emphasize that such assets are not considered adversely classified assets. In addition, the OTS is considering removing the specific description of assets classified as "substandard," "doubtful" and "loss" from the regulatory text and providing such descriptions in guidance, as is the practice of the federal banking regulatory agencies. Westcorp does not anticipate that this proposal, when finalized, will result in any increase in its classified assets. As of December 31, 1994 the Bank had established allowances for loan and real estate losses of $43.0 million.

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

  Consumer Finance Operations

     WFS has offices in California, Texas, Oregon, Nevada, Arizona, New Mexico, Idaho, and Washington. As such it is subject to audit and examination by the OTS, the FDIC, and the applicable state agencies for the states in which it operates. At December 31, 1994, and as of the date hereof, WFS is in compliance with the licensing and operation laws and regulations applicable to each of its offices in these states. The Bank does not guarantee nor is the Bank responsible for the activities of WFS in any of these states.

  Investment Powers

     Pursuant to FDICIA, the OTS and the other federal financial institution regulatory agencies promulgated final rules, which became effective March 19, 1993, pertaining to real estate lending standards. Those standards, entitled Interagency Guidelines for Real Estate Lending Policies, require insured institutions to adopt lending policies consistent with the guidelines, including as to loan portfolio management considerations, underwriting standards and loan administration. In particular, the regulation establishes supervisory loan-to-value ("LTV") limits for real property secured loans. Each insured institution is to set its own policy with respect to LTV, but those LTV limits are not to exceed the LTV limits of the guidelines, except as specifically permitted by the guidelines. Generally, the LTV limits are as follows: for raw land, 65%; for land development, 75%; for construction of 1 to 4 family residential housing, 85%, and 80% for other construction loans; and for improved property, 85%. Loans secured by owner occupied 1 to 4 family residences are not subject to a supervisory LTV limit, except that any such loan with a LTV ratio of greater than 90% at origination requires either private mortgage insurance or other readily marketable collateral. The Bank's LTV standards are consistent with these supervisory limitations. In addition, the OTS and the other federal banking agencies have adopted uniform real estate appraisal guidelines which require the board of directors of financial institutions to adopt appraisal and evaluation programs which will cover the selection of appraisers, monitoring their activities, require needed independence from the real estate transaction at issue, establish criteria for reports, formats and the use thereof.

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

     The Federal Financial Institutions Examination Council determined in August of 1993 that all federal financial institution regulatory agencies must adopt FAS 115, "Accounting for Certain Investments in Debt and Equity Securities," for fiscal years commencing on or after January 1, 1994. Under FAS 115, savings associations will be required to recognize unrealized gains and losses on "available for sale" securities when measuring shareholders' equity. The OTS has determined that FAS 115 will not be used as a component in core capital or as a part of supplementary capital. Westcorp recognized a decrease in shareholders' equity of approximately $6.0 million at December 31, 1994 as a result of FAS
115. For additional information see the Consolidated Financial Statements.

  Annual Examinations

     FDICIA significantly reduces regulatory discretion by mandating the appropriate federal financial institution regulatory agency to conduct a full scope, on-site examination of each insured depository institution every twelve months. The Bank's last annual examination ended on December 15, 1994.

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

     Generally, the standards proposed do not call for savings institutions to meet specific numerical goals. The proposed rules require savings institutions to take specific actions or adopt particular policies or practices designed to reduce safety and soundness concerns. However, the proposed regulations do set a maximum ratio of 1.0 for classified assets to total capital plus general valuation reserves otherwise not includable in total capital. If adopted, the Bank's ratio would have been 0.33 at December 31, 1994. In addition, the minimum earnings requirement proposed is such earnings over the past four quarters (whether positive or negative) which, if repeated over the next four quarters, will not result in the savings association becoming capital deficient as to any minimum capital requirement.

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

     Subsequently, the RCDA has amended the requirements of FDICIA to now specify only that the federal banking agencies set those standards relating to asset quality, earnings and stock valuation as they determine to be appropriate. RCDA permits the federal banking agencies to adopt guidelines or policy statements in lieu of regulations. The federal banking agencies have not yet announced what action they will take with respect to the previously proposed regulations or the adoption of standards in the form of guidelines or policy statements.

  RTC Restructuring Act and RTCCA

     The RTC's ability to serve as receiver for insolvent thrifts was extended from August 9, 1992 to September 30, 1993 by the RTC Restructuring Act. The RTCCA subsequently extended that period to a date between January 1, 1995 and July 1, 1995, as determined by the Chairman of the Thrift Depositor Protection Oversight Board. The Chairman has determined that the final date will be July 1, 1995. Furthermore the RTC Restructuring Act and the RTCCA restructure the RTC and provide additional funding to carry out the purposes of the RTC.

  Agreement with the Office of Thrift Supervision

     On May 14, 1992, the Bank entered into the OTS Agreement at the request of the OTS, based on the belief of the OTS that certain acts and practices of the Bank required corrective action. Pursuant to the terms of the OTS Agreement the Bank took certain corrective actions, including adding William J. Crawford and Stanley E. Foster to its Board of Directors, reorganized its management information systems department, upgraded its internal audit and control functions and implemented a restructuring of its Internal Asset Review Department. The OTS determined that the Bank had substantially complied with the requirements of the OTS Agreement and on January 25, 1994 advised the Bank, in writing, that the OTS Agreement was terminated.

EMPLOYEES

     At December 31, 1994, Westcorp had 1,147 full-time and 17 part-time employees. None of these employees is represented by a collective bargaining unit or union and Westcorp and its subsidiaries believe they have good relations with their respective personnel.

ITEM 2 -- PROPERTIES

     At December 31, 1994, Westcorp owned 21 properties in California and leases additional properties at various locations in several states.

     The executive offices are located at 23 Pasteur Road, Irvine, California. The remaining owned and leased properties are used as branch offices, finance company offices, dealer centers, and mortgage banking offices. At December 31, 1994, the net book value of property and leasehold improvements was approximately $57.5 million. Westcorp leases space at three locations from companies controlled by a major shareholder. For further information see "Item 13 -- Certain Relationships and Related Transactions".

ITEM 3 -- LEGAL PROCEEDINGS

     In 1994, WFS was served with a lawsuit on behalf of the general public that seeks injunctive relief, restitution and damages for alleged violations of certain consumer protection and Business and Profession Code sections involving the placement of collateral protection insurance by the lender under the contractual provisions of its automobile loans. The class has been certified and WFS is vigorously defending. It is not yet possible to estimate potential liability or the likelihood thereof.

     Westcorp is also involved as a party to certain legal proceedings incidental to its business. Westcorp believes that the outcome of such proceedings will not have a material effect upon Westcorp's business or financial condition.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE BY QUARTER

     The common stock of Westcorp has been publicly traded since 1986 and is currently traded on the New York Stock Exchange ("NYSE"), identified by the symbol, WES. The following table illustrates the high and low sale prices by quarter in 1994 and 1993, as reported by NYSE or AMEX, as applicable, which prices are believed to represent actual transactions:

                                                                  1994                 1993
                                                           ------------------     ------------------
                                                             HIGH       LOW         HIGH       LOW
                                                           ---------  -------     --------   -------
        First Quarter....................................  $ 9 13/32  $8 7/32     $ 9  3/8   $7  1/8
        Second Quarter...................................   11  3/4    8 5/8        9  3/4    7  3/4
        Third Quarter....................................   11  1/8    9 5/8       10  5/8    8  1/8
        Fourth Quarter...................................   10  1/8    7 3/4       11         8  3/4

     There were approximately 1,500 shareholders of Westcorp common stock at December 31, 1994. The number of shareholders was determined by the number of record holders, including the number of individual participants, in security position listings.

DIVIDENDS

     Westcorp paid a $0.075 per share quarterly cash dividend and a 5% stock dividend during 1994. Westcorp paid a $0.05 per share quarterly cash dividend during 1993. On February 13, 1995, Westcorp declared a quarterly cash dividend of $0.09 per share and a 5% stock dividend for shareholders of record as of February 27, 1995. The 5% stock dividend would reduce net income per common share to $0.77, $0.59 and $0.12 for the years ended December 31, 1994, 1993 and 1992, respectively.

     Westcorp is not restricted by regulation or agreement in its ability to pay dividends.

ITEM 6 -- SELECTED FINANCIAL DATA

                                                            DECEMBER 31
                               ----------------------------------------------------------------------
                                  1994           1993           1992           1991           1990
                               ----------     ----------     ----------     ----------     ----------
                                                       (DOLLARS IN THOUSANDS)
FINANCIAL SUMMARY
Assets:
  Loans:
     Consumer(1).............  $  430,708     $  230,351     $  354,201     $  378,140     $  818,645
     Mortgage(2).............   1,320,784      1,326,797      1,571,628      1,727,240      1,645,297
  Mortgage-backed
     securities(3)...........     470,669         94,567        107,757        189,182        182,760
  Investments and time
     deposits(4).............     285,192        273,526        219,368        153,462        131,642
  Cash and other assets......     234,936        247,018        266,541        241,017        190,936
                               ----------     ----------     ----------     ----------     ----------
  Total assets...............  $2,742,289     $2,172,259     $2,519,495     $2,689,041     $2,969,280
                                =========      =========      =========      =========      =========
Liabilities:
  Deposits...................  $1,632,782     $1,357,058     $1,682,897     $1,814,938     $1,756,780
  Public debt offerings(5)...     314,375        267,007        295,029        271,422        426,033
  FHLB advances and other
     borrowings..............     335,128        130,311        216,234        297,283        617,189
  Other liabilities..........     247,692        212,768        164,637        145,057         28,340
                               ----------     ----------     ----------     ----------     ----------
Total liabilities............   2,529,977      1,967,144      2,358,797      2,528,700      2,828,342
Shareholders' equity.........     212,312        205,115        160,698        160,341        140,938
                               ----------     ----------     ----------     ----------     ----------
Total liabilities and
  shareholders' equity.......  $2,742,289     $2,172,259     $2,519,495     $2,689,041     $2,969,280
                                =========      =========      =========      =========      =========
OTHER SELECTED FINANCIAL DATA
Average assets...............  $2,162,141     $2,279,393     $2,568,899     $2,843,993     $2,984,854
Return on average assets.....        0.87%          0.56%          0.09%          0.74%          0.39%
Average shareholders'
  equity.....................  $  208,178     $  182,999     $  167,494     $  150,375     $  137,412
Return on average
  shareholders' equity.......        9.04%          7.04%          1.35%         14.01%          8.50%
Equity-to-assets ratio.......        7.74           9.44           6.38           5.96           4.75
Originations:
  Consumer loans.............  $1,183,188     $  829,181     $  673,473     $  604,069     $  544,975
  Mortgage loans.............     684,333        913,103        597,809        520,306        544,848
Interest rate spread.........        2.18%          2.48%          2.91%          3.17%          2.99%
Number of retail branch
  offices....................          26             26             27             26             24

- ---------------

(1) Net of unearned discount, and including loans held for sale of $302 million at December 31, 1994.

(2) Net of undisbursed loan proceeds, and including loans held for sale of $3.0 million at December 31, 1994.

(3) Includes mortgage-backed securities held to maturity of $317 million and available for sale of $154 million at December 31, 1994.

(4) Includes investments available for sale of $115 million at December 31, 1994.

(5) Includes bonds outstanding issued by finance subsidiaries of the Bank, subordinated debentures issued by the Bank which are included as part of risk-based capital and commercial paper issued by the Bank.

                                                              DECEMBER 31
                                      ------------------------------------------------------------
                                        1994         1993         1992         1991         1990
                                      --------     --------     --------     --------     --------
                                                         (DOLLARS IN THOUSANDS)
Interest income...................    $143,639     $157,946     $212,354     $288,305     $329,926
Interest expense..................      88,766      101,203      137,955      200,402      242,067
                                      --------     --------     --------     --------     --------
  Net interest income.............      54,873       56,743       74,399       87,903       87,859
Provision for loan losses.........      13,033       22,584       34,270       24,562       19,573
                                      --------     --------     --------     --------     --------
  Net interest income after
     provision for loan losses....      41,840       34,159       40,129       63,341       68,286
Other income......................      83,190       73,839       32,864       37,645       14,305
Other expenses....................      92,391       83,625       69,354       65,315       62,838
                                      --------     --------     --------     --------     --------
  Income before income taxes and
     extraordinary loss...........      32,639       24,373        3,639       35,671       19,753
Income taxes......................      13,819       10,386        1,384       14,597        8,067
                                      --------     --------     --------     --------     --------
Income before extraordinary
  loss............................      18,820       13,987        2,255       21,074       11,686
Extraordinary loss, net of
  applicable income tax benefit of
  $811(1).........................                   (1,113)
                                      --------     --------     --------     --------     --------
Net income........................    $ 18,820     $ 12,874     $  2,255     $ 21,074     $ 11,686
                                      ========     ========     ========     ========     ========
Book value per share at December
  31(2)...........................    $   9.17     $   9.37     $   9.14     $   9.21     $   8.12
Weighted average number of shares
  and common share
  equivalents(2)..................    23,157,535   20,831,468   18,568,674   18,371,191   18,250,766
Income before extraordinary
  item............................    $   0.81     $   0.67     $   0.12     $   1.14     $   0.64
Extraordinary loss due to
  redemption of subordinated
  debentures......................                    (0.05)
                                      --------     --------     --------     --------     --------
Net income per share(2)...........    $   0.81     $   0.62     $   0.12     $   1.14     $   0.64
                                      ========     ========     ========     ========     ========
Dividends.........................    $   0.30     $   0.20     $   0.19     $   0.13     $   0.12
Dividend Payout Ratio.............        37.0%        32.3%       158.3%        11.4%        18.8%

- ---------------

(1) During the third quarter of 1993, the Bank redeemed its 11% Subordinated Capital Debentures due 1999 at a loss. See Note M to the financial statements.

(2) Gives effect to the issuance of 4.3 million shares of common stock in 1993 and 5% stock dividends in 1991 and 1994.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto.

OVERVIEW

     Westcorp continued to focus on consumer and mortgage lending during 1994. Westcorp originated (including loans purchased from dealers) record levels of consumer loans in 1994 totaling $1.2 billion compared to $829 million in 1993. The 42.7% increase in production is due to increased production within existing offices, expansion into new markets and a strong automobile market in general. Westcorp continues to expand its consumer operations and now operates in eight states. Mortgage loan production during 1994 totaled $684 million compared to $913 million during 1993. Decreased mortgage production was the result of general increases in interest rates and sluggish real estate markets in California, Westcorp's principal mortgage lending market.

     During 1994, sales and securitizations of loans in the secondary market totaled $1.4 billion compared to $1.6 billion in 1993. This included sales or securitizations of $842 million of consumer loans compared to $778 million in 1993 and sales or securitizations of $542 million of mortgage loans compared to $804 million in 1993. Loans serviced for the benefit of others increased 31% to $2.9 billion at December 31, 1994 compared to $2.2 billion at December 31, 1993 and consisted of $1.2 billion of consumer loans and $1.7 billion of mortgage loans. Secondary market activity is primarily a function of origination levels and market conditions.

     Asset quality improved at Westcorp during 1994 as nonperforming assets decreased 42%. At December 31, 1994, nonperforming assets totaled $43.3 million or 1.6% of total assets compared to $75 million or 3.5% of total assets at December 31, 1993. The decrease is the result of ongoing dispositions of nonperforming assets combined with improving asset quality in the remaining portfolio. At December 31, 1994, loans past due 60 days or more as a percentage of total loans in Westcorp's consumer and real estate loan portfolios declined to 0.2% and 1.2%, respectively, compared to 0.4% and 1.7% at December 31, 1993.

     Westcorp currently exceeds all regulatory capital requirements. At December 31, 1994, the Bank's regulatory capital ratios for tangible, core, and risk-based capital were 6.6%, 6.6% and 12.2%, respectively, even while Westcorp continued to employ over $150 million of capital raised during 1993 through a public offering of shares of common stock and the issuance of subordinated capital debentures. As a result, total assets increased to $2.7 billion at December 31, 1994, compared to $2.2 billion at December 31, 1993, and Westcorp's equity to assets ratio decreased to 7.7% compared to 9.4% a year earlier. During 1994, the OTS Agreement was also terminated as it was determined by the OTS that the Bank had complied with its terms in all material respects.

RESULTS OF OPERATIONS

GENERAL

     The primary sources of income for Westcorp are net interest income and servicing income which are generated through the effective management of its interest rate sensitive assets and liabilities and loan sales. Other significant factors that affect Westcorp's income are asset quality, automobile lending, mortgage banking, other miscellaneous income, other expenses and income taxes.

     Westcorp's net income was $18.8 million for the year ended December 31, 1994, compared to $12.9 million for the year ended December 31, 1993, and $2.3 million for the year ended December 31, 1992. The increases in net income for the years ended December 31, 1994 and 1993 compared to 1992 are attributable to continued sales and securitizations in the secondary market, expanded consumer lending operations and improved asset quality. These activities have resulted in increased automobile servicing income, lower provisions for loan losses and improved real estate operations, offset by lower net interest income during 1994 compared to both 1993 and 1992.

ASSET/LIABILITY MANAGEMENT

     Asset/liability management is the process of measuring and controlling interest rate risk through matching the maturity and repricing characteristics of interest earning assets with those of interest bearing liabilities. Westcorp's approach to asset/liability management includes originating adjustable rate loans, securitizing loans with liabilities that have similar repricing and maturity characteristics, matching fixed rate loans held in the portfolio with advances from the FHLB and other financial instrument agreements. Net interest income in 1994 was $54.9 million compared with $56.7 million in 1993 and $74.4 million in 1992. Net interest income has been affected over the last two years by changes in interest rates and changes in average interest earning assets and interest bearing liabilities.

     Interest rates on Westcorp's interest earning assets, particularly its real estate loan portfolio, have declined since 1991 corresponding with the direction of overall market interest rates. The average yield on interest earning assets decreased to 7.3% for the year ended December 31, 1994, from 7.8% and 9.0%, for the years ended 1993 and 1992, respectively. Mortgage loans and mortgage-backed securities comprise the majority of Westcorp's assets and are principally adjustable rate products. Furthermore, these assets are primarily indexed to COFI. COFI generally reflects overall market interest rate conditions, although on a somewhat lagging basis. COFI has decreased from 6.2% in December 1991 to 4.4% in December 1992 to 3.9% in December 1993. It finally reached an all-time low of 3.6% in March 1994 before finishing the year at 4.6%. As COFI decreased, the yield on Westcorp's real estate loan portfolio, which represents the majority of

Westcorp's interest earning assets, also declined to 6.5% for the year ended December 31, 1994, compared to 7.2% and 8.6% for the years ended December 31, 1993 and 1992, respectively. Consumer loan rates, which are less sensitive to market conditions, were 13.1% for the year ended December 31, 1994 compared to 13.3% and 13.2% for the years ended December 31, 1993 and 1992, respectively.

     Interest costs on Westcorp's interest bearing liabilities decreased to 5.1% for the year ended December 31, 1994, compared with 5.3% and 6.1% for the years ended December 31, 1993 and 1992, respectively. However, the rate of decline for interest bearing liabilities has been less dramatic than that for interest earning assets principally due to deposit repricing and the issuance of subordinated debentures. The cost of savings deposits for the year ended December 31, 1994, was 4.7% compared to 4.8% and 5.6% for the years ended December 31, 1993 and 1992, respectively. During 1993, Westcorp issued $125 million of subordinated capital debentures with an effective fixed interest cost (including the amortization of issue discounts and costs) of 8.8% which has had the effect of keeping interest costs relatively higher in a declining rate environment.

     During 1994 and 1993, average interest earning assets were $2.0 billion compared to $2.3 billion in 1992. Although average interest earning assets in total did not change in 1994 compared to 1993, the mortgage loan portfolio decreased $179 million. These decreases were attributable to loan sales, prepayments and sluggish originations during the second half of 1994 as real estate interest rates increased. Consequently, these assets were replaced by mortgage-backed securities and other interest earning assets with comparatively lower yields. The decrease in interest earning assets in 1993 compared to 1992 was primarily attributable to increased mortgage loan payoffs and mortgage-backed securities reductions which occurred as borrowers took advantage of low interest rates to refinance home mortgages. Westcorp elected not to replace these loans with new portfolio loans, but to concentrate on originating loans for sale.

     Average interest bearing liabilities totaled $1.7 billion during 1994 compared to $1.9 billion in 1993 and $2.2 billion in 1992. These decreases are due primarily to reducing the deposit base commensurate with the lower asset base and the effect of utilizing the capital generated by Westcorp's common stock offering. Average savings deposits, which represents over 80% of Westcorp's liabilities, have decreased from $1.8 billion in 1992 and $1.6 billion in 1993 to $1.5 billion in 1994. Average interest bearing liabilities as a percentage of average interest earning assets totaled 88.2% in 1994 compared to 93.9% in 1993 and 96.7% in 1992.

     On a limited basis, Westcorp also manages interest rate risk through financial instrument agreements. Westcorp uses interest rate swaps, options, caps and forward agreements as part of its hedging strategy to reduce the sensitivity of certain assets to changes in interest rates. These instruments are carried at, and included as part of, the basis of the underlying assets.

     Westcorp's interest rate swaps consist of agreements to pay fixed-rate interest and receive floating-rate interest at specified intervals based on an agreed notional amount, a specified index and settled on a net basis. The cap agreements have strike rates at 8.0% or 9.0% with expiration dates ranging from 1999 to 2001. The put option on Treasury futures expires in March 1995. Westcorp minimizes the effect of changes in interest rates on loans held for sale by entering into forward agreements that protect the hedged assets from changes in interest rates.

     The current credit exposure under these agreements is limited to the fair value of the agreements with a positive fair value. Master netting agreements are arranged or collateral is obtained through physical delivery of, or rights to, securities to minimize Westcorp's exposure to credit losses in the event of nonperformance by counter parties to financial instruments. Westcorp also minimizes its counterpart risk by entering into agreements only with highly rated counter parties.

     The overall interest rate spread for Westcorp was 2.2% during 1994 compared to 2.5% and 2.9% during 1993 and 1992, respectively. The net yield on average interest earning assets was 2.8% for the years ended December 31, 1994 and 1993 and 3.1% for the year ended December 31, 1992. For additional information on Westcorp's interest sensitive assets, see "Business -- Lending -- General".

ASSET QUALITY

     Nonperforming assets and loan delinquency are considered key measures of asset quality at Westcorp. Asset quality, in turn, affects the determination of the allowance for loan losses. In addition to nonperforming assets and loan delinquency levels, valuation allowances for estimated losses on loans and real estate are determined by taking into consideration general economic conditions in the markets Westcorp serves, historical loss experience, individual loan reviews and the level of assets relative to reserves.

     Westcorp's portfolio of nonperforming assets has declined to $43.3 million or 1.6% of total assets at December 31, 1994, which represents a decline of 42.3% over the $75.0 million or 3.5% of total assets reported at December 31, 1993. See "Business -- Nonperforming Assets". This decrease is primarily attributable to a well defined process of nonperforming asset disposition and improving overall asset quality. During 1992 and 1993, the national economy was adversely affected by negative or low rates of economic growth and high unemployment. The effect in California, Westcorp's predominant real estate market, was especially severe. During 1994, real estate markets have stabilized, although weaknesses still exist in large sectors of the market.

     The decrease in nonperforming assets has been accompanied by improved delinquency as well, which tends to be a better leading indicator of new weaknesses in asset quality. Mortgage loans past due 60 days or more at December 31, 1994, totaled $15.9 million or 1.2% of total real estate loans compared to $23.0 million or 1.7% at December 31, 1993. See "Business -- Real Estate Loan Quality". The decrease has been due, in part, to the migration of delinquent, nonaccrual loans to foreclosure without an accompanying migration of current loans to a delinquent or nonaccrual status. Consumer loans past due 60 days or more totaled $0.8 million and $0.9 million at December 31, 1994 and 1993, representing 0.2% and 0.4% of total consumer loans at the respective dates. See "Business -- Consumer Loan Quality".

     The allowance for loan losses increased to $41.3 million at December 31, 1994 compared to $39.7 million at December 31, 1993 primarily due to increased loans outstanding. The allowance for loan losses is reduced by net chargeoffs and increased by the provision for loan losses. For the year ended December 31, 1994, the provision for loan losses totaled $13.0 million compared to $22.6 million and $34.3 million for the years ended December 31, 1993 and 1992, respectively. Net chargeoffs for the years ended December 31, 1994, 1993 and 1992 were $11.4 million, $23.6 million and $27.5 million, respectively. See "Business -- Allowance for Loan Losses". The decreases in provisions for loan losses for the last two years are the result of lower net chargeoffs. Westcorp believes that the allowance for loan losses is currently adequate to absorb potential losses in the portfolio.

     The allowance for real estate losses totaled $1.7 million at December 31, 1994, compared to $3.5 million at December 31, 1993. The allowance for real estate losses is charged with writedowns of foreclosed assets for changes in estimated fair value occurring subsequent to foreclosure. At the time of foreclosure, individual properties are written down to estimated fair value and the allowance for loan losses is charged. Management believes that the allowance for real estate losses is currently adequate to absorb potential losses in the foreclosed portfolio. The following table presents summarized data relative to the allowances for loan and real estate losses.

                                                                   AT DECEMBER 31
                                                              -------------------------
                                                                 1994           1993
                                                              ----------     ----------
                                                               (DOLLARS IN THOUSANDS)
        Total loans.........................................  $1,751,492     $1,557,148
        Allowance for loan losses...........................      41,323         39,677
        Allowance for real estate losses....................       1,684          3,508
        Loans past due 60 days or more......................      16,666         23,886
        Nonperforming loans.................................      17,667         31,966
        Nonperforming assets(1).............................      43,278         74,972
        Allowance for loan losses as a percent of:
          Total loans (2)...................................         2.4%           2.6%
          Loans past due 60 days or more....................       247.9          166.1
          Nonperforming loans...............................       233.9          124.1
        Total allowance as a percent of nonperforming
          assets............................................        99.4           57.6
        Nonperforming loans as a percent of total loans.....         1.0            2.1
        Nonperforming assets as a percent of total assets...         1.6            3.5

- ---------------

(1) Non performing loans, insubstance foreclosures (including real estate investments classified as insubstance foreclosures) and real estate owned.

(2) Loans, net of unearned discounts and undisbursed loan proceeds.

AUTOMOBILE LENDING

     Westcorp originates and sells automobile loans with servicing rights retained in the secondary market. During 1994, Westcorp originated $1.2 billion of consumer loans compared to $829 million in 1993. Income from automobile lending includes gains and losses from the sale of loans, loan servicing income net of amortization of capitalized servicing, and other related income such as late charges. For the year ended December 31, 1994, automobile lending generated income of $70.2 million compared to $56.4 million and $35.3 million for the years ended December 31, 1993 and 1992, respectively. Automobile lending is summarized as follows:

                                                         1994        1993        1992
                                                        -------     -------     -------
                                                            (DOLLARS IN THOUSANDS)
        Net gains on sale of automobile loans.........  $ 1,321     $ 9,685     $ 6,079
        Loan servicing income.........................   55,182      36,778      20,618
        Other.........................................   13,664       9,888       8,587
                                                        -------     -------     -------
                                                        $70,167     $56,351     $35,284
                                                        =======     =======     =======

     Gains on the sale of automobile loans totaled $1.3 million for the year ended December 31, 1994, compared to $9.7 million and $6.1 million for 1993 and 1992, respectively. Gains on loans sold are primarily a function of loan rates, market pricing and interest rates. The relatively lower gains on sales during 1994 resulted primarily from narrower interest margins as loan rates decreased and market interest rates rose during 1994. Automobile loans sold during 1994 totaled $842 million compared to $778 million during 1993. Automobile loans held for sale at December 31, 1994, totaled $302 million compared to $102 million at December 31, 1993. In January 1995, Westcorp securitized an additional $190 million of loans.

     Net loan servicing income increased to $55.2 million for the year ended December 31, 1994, compared to $36.8 million and $20.6 million for 1993 and 1992, respectively. The increase is the result of a larger portfolio of serviced loans and wider interest spreads. In the aggregate, Westcorp serviced automobile loans owned and those sold and serviced for the benefit of others, of $1.6 billion at December 31, 1994, $1.3 billion at December 31, 1993, and $1.1 billion at December 31, 1992.

MORTGAGE BANKING

     Westcorp originates first trust deed loans secured by single family residences for sale in the secondary market. During 1994, Westcorp originated $684 million of mortgage loans compared to $913 million in 1993. Loan production in 1994 was adversely impacted by rising mortgage interest rates and the lingering effects of a recession after lower interest rates created a heavy demand for refinancings in 1993. Income from mortgage banking includes gains and losses on the sale of loans, loan servicing income net of amortization of capitalized servicing, and other income which primarily consists of late charges. As shown in the following table, total mortgage banking income was $2.1 million compared to $13.7 million and $9.8 million, for the years ended December 31, 1994, 1993 and 1992, respectively.

                                                          1994        1993        1992
                                                         -------     -------     ------
                                                            (DOLLARS IN THOUSANDS)
        Net gains (losses) from sale of mortgage
          loans........................................  $(2,525)    $ 8,960     $5,707
        Loan servicing income..........................    3,751       3,059      2,214
        Other..........................................      902       1,668      1,914
                                                         -------     -------     ------
                                                         $ 2,128     $13,687     $9,835
                                                         =======     =======     ======

     Losses on sales of mortgage loans for 1994 totaled $2.5 million compared to gains of $9.0 million and $5.7 million for the years ended December 31, 1993 and 1992, respectively. Gains and losses on mortgage loans are directly related to the overall interest rate environment. During 1994, interest rates have increased for mortgage loans in contrast to the declining interest rate environment during 1993. This change in the interest rate environment has adversely affected the pricing of mortgage loans. Mortgage loans sold during 1994 totaled $542 million compared to $804 million and $386 million for 1993 and 1992, respectively. As a result of the rising rate environment and the corresponding reduction in loan originations, mortgage loans held for sale decreased from $199 million at December 31, 1993, to $3.0 million at December 31, 1994.

     Net loan servicing income totaled $3.8 million, $3.1 million and $2.2 million for the years ended December 31, 1994, 1993 and 1992, respectively. The increasing servicing income is principally the result of a larger servicing portfolio. At December 31, 1994, Westcorp serviced, including loans owned and those sold and serviced for the benefit of others, mortgage loans of $3.0 billion compared to $2.5 billion and $2.3 billion at December 31, 1993 and 1992, respectively.

OTHER INCOME

     Other income includes primarily insurance income and real estate operations. Insurance income, which totaled $6.2 million, $7.1 million and $5.3 million for the years ended December 31, 1994, 1993 and 1992, includes premiums and commissions earned on insurance and insurance-related products, including credit life, collateral protection, annuities and mutual funds.

     Real estate operations includes the costs of managing and disposing of foreclosed real estate as well as the gains and losses realized upon disposition. In addition, real estate operations includes the gains and losses relative to the operation of joint ventures. Total real estate operations income for 1994 was $4.5 million compared to net losses of $5.9 million and $19.3 million for 1993 and 1992, respectively. The income generated in 1994 is primarily the result of sales of foreclosed assets at prices in excess of their carrying values.

     Westcorp's joint venture activities were substantially reduced during 1994 compared to 1993 and 1992 thereby reducing the losses from joint venture operations and dispositions. Net losses (before elimination of intercompany expenses) from joint venture operations were $0.2 million in 1994 compared to $2.0 million and

$1.5 million in 1993 and 1992, respectively. At December 31, 1994, Westcorp did not have investments in joint ventures compared to $9.2 million at December 31, 1993.

OTHER EXPENSES

     Other expenses, which consist of salaries and employee benefits, occupancy, insurance and other miscellaneous expenses increased to $92.4 million in 1994 from $83.6 million in 1993 and $69.4 million in 1992. Other miscellaneous expenses include marketing, telephone, supplies and legal and professional fees. The increases in expenses is related to increased loan servicing portfolios and the cost of expansion into other states. The ratio of other expenses to average serviced assets was 2.0% in 1994 compared to 2.1% in 1993 and 1.8% in 1992.

INCOME TAXES

     Westcorp's effective tax rate was 42% for the year ended December 31, 1994, compared to 43% and 38% for the years ended December 31, 1993 and 1992, respectively.

CAPITAL RESOURCES AND LIQUIDITY

     Westcorp and its subsidiaries have diversified sources of funds generated through its operations. Primary sources of funds include deposits, loan principal and interest payments received, sales of real estate loans and automobile loans, sales of and payments on mortgage-backed securities, and the maturity or sale of investment securities. Prepayments on loans and mortgage-backed securities and deposit inflows and outflows are affected significantly by interest rates, real estate sales activity and general economic conditions.

     Other sources of funds include a commercial paper facility totaling $400 million, dollar reverse repurchase agreements, reverse repurchase agreements and FHLB advances. At December 31, 1994, Westcorp had $211 million of commercial paper outstanding with approximately $189 million still available from this source. FHLB advances outstanding at December 31, 1994, totaled $89 million. Westcorp's unused line of credit at December 31, 1994, totaled approximately $223 million. Dollar reverse repurchase agreements outstanding at December 31, 1994, totaled $246 million and currently represent an inexpensive source of short term liquidity.

     Westcorp uses its funds to meet its business needs, which include funding maturing certificates of deposit and savings withdrawals, repaying borrowings, funding loan and investment commitments, meeting operating expenses, and maintaining minimum regulatory liquidity and capital levels. OTS regulations require the Bank, as a savings association, to maintain a specified level of liquid assets such as cash, short term U.S. government and other qualifying securities. Such liquid assets must not be less than 5.0% of the Bank's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, with short term liquid assets (which generally have a term of less than one year) consisting of not less than 1.0% of that average daily balance amount. For the years ended December 31, 1994, 1993 and 1992, such ratios were 13.4%, 10.3% and 5.7%, respectively.

EFFECT OF INFLATION AND CHANGING PRICES

     Unlike many industrial companies, substantially all of the assets and liabilities of Westcorp are monetary in nature. As a result, interest rates have a more significant effect on Westcorp's performance than the general level of inflation. See "Asset/Liability Management".

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Westcorp's consolidated financial statements begin on page F-2 of this report.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

     Certain information required by Part III is omitted from this report, in that Westcorp will file a definitive proxy statement (the "Proxy Statement") within 120 days after the end of its fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its Annual Meeting of Stockholders to be held May 23, 1995 and the information included therein is incorporated herein by reference.

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

           Report of Independent Auditors

           Consolidated Statements of Financial Condition -- December 31, 1994 and 1993.

           Consolidated Statements of Income -- Year ended December 31, 1994, 1993, and 1992.

           Consolidated Statements of Changes in Shareholders' Equity -- Year ended December 31, 1994, 1993, and 1992.

           Consolidated Statements of Cash Flows -- Year ended December 31, 1994, 1993, and 1992.

           Notes to Consolidated Financial Statements -- December 31, 1994.

          (2) FINANCIAL STATEMENT SCHEDULES

           Schedules to the consolidated financial statements are omitted because the required information is inapplicable or the information is presented in Westcorp's consolidated financial statements or related notes.

          (3) EXHIBITS

              EXHIBIT
              NUMBER                                EXHIBIT
              ------                                -------
                3.1     Certificate of Incorporation*
                3.2     Bylaws*
               10.1     Westcorp Incentive Stock Option Plan**
               10.2     Westcorp Employee Stock Ownership and Salary Savings Plan*
               10.3     Westcorp 1991 Stock Option Plan***
               11.1     Statement Re Computation of Earnings Per Share
               22.1     Subsidiaries of Westcorp
               23.1     Consent of Independent Auditors
               27       Financial Data Schedule

- ---------------

  * Exhibits previously filed with Westcorp Registration Statement on Form S-4 (File No. 33-34286), filed April 11, 1990, incorporated herein by reference under Exhibit Number indicated.

 ** Exhibit previously filed with Westcorp Registration Statement on Form S-1
    (File No. 33-4295), filed May 2, 1986, incorporated herein by reference under Exhibit Number indicated.

*** Exhibit previously filed with Westcorp Registration Statement on Form S-8
    (File No. 33-43898), filed December 11, 1991, incorporated herein by reference under the Exhibit Number indicated.

     (b) REPORT ON FORM 8-K

        A report on Form 8-K was filed December 28, 1994 announcing that Joy Schaefer was elected Senior Executive Vice President and Chief Operating Officer of the Bank. Additionally, Lee Whatcott was promoted to Senior Vice President and Chief Financial Officer and Keith Palmer was promoted to Treasurer of the Bank.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WESTCORP

                                          By             JOY SCHAEFER
                                               -------------------------------
                                                        Joy Schaefer
                                                      Vice President,
                                                  Chief Operating Officer
Dated: March 8, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the registrant in the capacities and on the dates indicated.

                   SIGNATURE                                 TITLE                       DATE
                  ------------                               -----                    -----------

              ERNEST S. RADY                        Chairman of the Board,           March 8, 1995
      -------------------------------                President and Chief
              Ernest S. Rady                          Executive Officer


             ROBERT W. JENKINS                      Vice Chairman, Director          March 8, 1995
      -------------------------------
             Robert W. Jenkins

               JOY SCHAEFER                             Vice President,              March 8, 1995
      -------------------------------              Chief Operating Officer
               Joy Schaefer

              ALAN L. MILLIGAN                             Director                  March 8, 1995
      -------------------------------
              Alan L. Milligan

              STANLEY E. FOSTER                            Director                  March 8, 1995
      -------------------------------
              Stanley E. Foster

             WILLIAM J. CRAWFORD                           Director                  March 8, 1995
       ------------------------------
             William J. Crawford

              JUDITH M. BARDWICK                           Director                  March 8, 1995
       ------------------------------
              Judith M. Bardwick

                LEE A. WHATCOTT                    Assistant Vice President,         March 8, 1995
       ------------------------------             (Principal Financial and
                Lee A. Whatcott                   Accounting Officer), Chief
                                                       Financial Officer


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                    WESTCORP

                       CONSOLIDATED FINANCIAL STATEMENTS
                       AND REPORT OF INDEPENDENT AUDITORS

                                                                                        PAGE
                                                                                        ----
REPORT OF INDEPENDENT AUDITORS........................................................   F-2

CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Statements of Financial Condition at The Year Ended December 31, 1994 and
  1993................................................................................   F-3

Consolidated Statements of Income for The Year Ended December 31, 1994, 1993 and
  1992................................................................................   F-4

Consolidated Statements of Changes in Shareholders' Equity for The Year Ended December
  31, 1994, 1993 and 1992.............................................................   F-5

Consolidated Statements of Cash Flows for The Year Ended December 31, 1994, 1993 and
  1992................................................................................   F-6

Notes to Consolidated Financial Statements............................................   F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Westcorp

     We have audited the consolidated financial statements of Westcorp and Subsidiaries listed in the accompanying Index to Financial Statements (Item 14(a)). These financial statements are the responsibility of Westcorp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements listed in the accompanying Index to Financial Statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of Westcorp and Subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Los Angeles, California
January 11, 1995

                           WESTCORP AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                                             DECEMBER 31
                                                                      -------------------------
                                                                         1994           1993
                                                                      ----------     ----------
                                                                       (DOLLARS IN THOUSANDS,
                                                                        EXCEPT SHARE AMOUNTS)
Cash................................................................  $   20,339     $   24,599
Interest bearing deposits with other financial institutions.........         563            796
Other short term investments........................................     145,391        137,162
Investment securities available for sale (fair value: 1994,
  $114,764;
  1993, $118,449)...................................................     114,764        118,002
Mortgage-backed securities held to maturity (fair value: 1994,
  $305,466).........................................................     316,511
Mortgage-backed securities available for sale (fair value: 1994,
  $154,158; 1993, $95,835)..........................................     154,158         94,567
Loans receivable, net of allowance for loan losses (1994, $41,323;
  1993, $39,677)....................................................   1,411,052      1,220,250
Loans held for sale.................................................     304,506        300,731
Premises and equipment..............................................      66,465         67,516
Real estate owned, net..............................................      23,927         43,970
Accrued interest receivable.........................................      13,309         11,604
Excess of purchase cost over net assets acquired....................       1,099          1,184
Federal Home Loan Bank stock........................................      24,474         17,566
Other assets........................................................     145,731        134,312
                                                                      ----------     ----------
                                                                      $2,742,289     $2,172,259
                                                                      ==========     ==========

                                          LIABILITIES
Savings deposits....................................................  $1,632,782     $1,357,058
Securities sold under agreements to repurchase......................     246,074
Short-term borrowings...............................................     210,524        124,511
Federal Home Loan Bank advances.....................................      89,000        126,000
Other borrowings....................................................          54         26,385
Amounts held on behalf of trustee...................................     216,204        182,905
Unearned insurance premiums and insurance reserves..................       5,096          5,973
Other liabilities...................................................      26,392         23,890
                                                                      ----------     ----------
                                                                       2,426,126      1,846,722
SUBORDINATED DEBENTURES.............................................     103,851        120,422
SHAREHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 45,000,000 shares; issued and outstanding 23,145,640 shares in 1994 and
  21,894,805 shares
  in 1993...........................................................      23,146         21,895
Paid-in capital.....................................................     102,376         92,393
Retained earnings...................................................      92,788         90,827
Unrealized loss on securities available for sale, net of tax........      (5,998)
                                                                      ----------     ----------
                                                                         212,312        205,115
                                                                      ----------     ----------
                                                                      $2,742,289     $2,172,259
                                                                      ==========     ==========

                           WESTCORP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                YEAR ENDED DECEMBER 31
                                                         -------------------------------------
                                                           1994          1993          1992
                                                         ---------     ---------     ---------
                                                     (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Interest income:
  Loans, including fees................................  $  119,649    $  142,640    $  192,023
  Investment securities................................       5,768         6,328         3,947
  Mortgage-backed securities...........................      13,879         5,788        12,134
  Other................................................       4,343         3,190         4,250
                                                         ----------    ----------    ----------
TOTAL INTEREST INCOME..................................     143,639       157,946       212,354
Interest expense:
  Savings deposits.....................................      68,295        76,316        99,103
  Securities sold under agreements to repurchase.......       1,868            60
  Federal Home Loan Bank advances and other
     borrowings........................................      18,603        24,827        38,852
                                                         ----------    ----------    ----------
TOTAL INTEREST EXPENSE.................................      88,766       101,203       137,955
                                                         ----------    ----------    ----------
NET INTEREST INCOME....................................      54,873        56,743        74,399
Provision for loan losses..............................      13,033        22,584        34,270
                                                         ----------    ----------    ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES....      41,840        34,159        40,129
Other income:
  Automobile lending...................................      70,167        56,351        35,284
  Mortgage banking.....................................       2,128        13,687         9,835
  Investment and mortgage-backed securities gains......         336         2,503         1,493
  Insurance income.....................................       6,215         7,062         5,262
  Real estate operations...............................       4,497        (5,881)      (19,257)
  Rental operations....................................        (607)         (487)         (112)
  Miscellaneous........................................         454           604           359
                                                         ----------    ----------    ----------
TOTAL OTHER INCOME.....................................      83,190        73,839        32,864
Other expenses:
  Salaries and employee benefits.......................      51,116        44,464        35,959
  Occupancy............................................       8,527         7,707         8,100
  Insurance............................................       5,033         7,050         6,019
  Miscellaneous........................................      27,715        24,404        19,276
                                                         ----------    ----------    ----------
TOTAL OTHER EXPENSES...................................      92,391        83,625        69,354
                                                         ----------    ----------    ----------
INCOME BEFORE INCOME TAXES.............................      32,639        24,373         3,639
Income taxes...........................................      13,819        10,386         1,384
                                                         ----------    ----------    ----------
INCOME BEFORE EXTRAORDINARY ITEM.......................      18,820        13,987         2,255
Extraordinary loss from the redemption of subordinated
  debentures, net of applicable income tax benefit of
  $811.................................................                    (1,113)
                                                         ----------    ----------    ----------
NET INCOME.............................................  $   18,820    $   12,874    $    2,255
                                                         ==========    ==========    ==========
Net income per common share and common share
  equivalent:
  Before extraordinary loss............................  $     0.81    $     0.67    $     0.12
  Extraordinary loss due to the redemption of
     subordinated debentures...........................                     (0.05)
                                                         ----------    ----------    ----------
NET INCOME PER COMMON SHARE AND COMMON SHARE
  EQUIVALENT...........................................  $     0.81    $     0.62    $     0.12
                                                         ==========    ==========    ==========
Weighted average number of shares and common share
  equivalents..........................................  23,157,535    20,831,468    18,568,674
                                                         ==========    ==========    ==========

                           WESTCORP AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                   UNREALIZED
                                                                                      GAIN
                                                                                   (LOSS) ON
                                                                                   SECURITIES
                                                                                   AVAILABLE
                                                             PAID-IN    RETAINED   FOR SALE,
                                      SHARES     PAR VALUE   CAPITAL    EARNINGS   NET OF TAX    TOTAL
                                    ----------   ---------   --------   --------   ----------   --------
                                                (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNT)
Balance January 1, 1992...........  17,405,200    $17,405    $ 59,962   $ 82,973                $160,340
  Stock options exercised.........     118,323        118         534                                652
  Stock issued....................      60,997         62         716                                778
  Cash dividends..................                                        (3,327)                 (3,327)
  Net income......................                                         2,255                   2,255
                                    ----------   ---------   --------   --------   ----------   --------
Balance December 31, 1992.........  17,584,520     17,585      61,212     81,901                 160,698
  Stock options exercised.........      26,435         26         180                                206
  Stock issued....................   4,283,850      4,284      31,001                             35,285
  Cash dividends..................                                        (3,948)                 (3,948)
  Net income......................                                        12,874                  12,874
                                    ----------   ---------   --------   --------   ----------   --------
Balance December 31, 1993.........  21,894,805     21,895      92,393     90,827                 205,115
  Adjustment to beginning balance
     for change in accounting
     method, net of tax...........                                                  $    995         995
  Stock options exercised.........     153,292        153       1,066                              1,219
  Stock dividend..................   1,097,543      1,098       8,917    (10,015)
  Cash dividends..................                                        (6,844)                 (6,844)
  Net income......................                                        18,820                  18,820
  Change in unrealized (loss) on
     securities available for
     sale, net of tax.............                                                    (6,993)     (6,993)
                                    ----------    -------    --------   --------    --------    --------
Balance December 31, 1994.........  23,145,640    $23,146    $102,376   $ 92,788    $ (5,998)   $212,312
                                    ==========    =======    ========   ========    ========    ========

                           WESTCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             YEAR ENDED DECEMBER 31
                                                                        ---------------------------------
                                                                          1994        1993        1992
                                                                        ---------   ---------   ---------
                                                                             (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income............................................................  $  18,820   $  12,874   $   2,255
Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
  Provision for losses................................................     11,327      16,095      51,965
  Depreciation and amortization.......................................      7,119       6,974       6,984
  Amortization of deferred fees.......................................        688      (2,089)     (3,744)
  Amortization of issuance costs......................................        562         378         590
  (Increase) decrease in interest receivable..........................     (1,705)      2,306       3,177
  (Gain) loss on nonoperating activities..............................     (6,179)      1,005     (12,945)
  Increase (decrease) in interest payable.............................      1,004       3,006      (2,232)
  (Decrease) increase in unearned insurance...........................       (877)        269         613
  Deferred income tax expense (benefit)...............................      7,837       5,790     (12,027)
Extraordinary loss, net of taxes......................................                  1,113
Other, net............................................................      4,585     (13,448)    (13,190)
Net change in loans held for sale.....................................     (4,978)    (40,144)   (230,157)
                                                                        ---------   ---------   ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES...................     38,203      (5,871)   (208,711)

INVESTING ACTIVITIES
Purchase of investment securities available for sale..................    (24,508)    (93,882)    (83,510)
Proceeds from sales of investment securities available for sale.......                 65,376      29,295
Proceeds from maturities of investment securities available for
  sale................................................................     20,000      28,906       4,147
Purchase of mortgage-backed securities available for sale.............   (196,485)     (7,052)     (6,080)
Proceeds from sale of mortgage-backed securities available for sale...    119,117       4,662      47,329
Purchase of mortgage-backed securities held to maturity...............   (203,992)
Payments received on mortgage-backed securities.......................      9,907      15,470      43,647
Net change in loans...................................................   (289,353)    311,489     338,741
Purchase of loans.....................................................    (45,373)       (210)     (2,441)
Additions to premises and equipment...................................     (5,984)     (4,153)     (6,656)
Disposition of real estate owned......................................     51,694     112,506      22,973
Purchases of FHLB stock...............................................     (9,440)       (494)     (1,787)
Proceeds from sales of FHLB stock.....................................      2,532       3,602       2,287
Net increase in trust receivable......................................    (17,819)    (11,964)     (3,172)
Increase in trustee accounts..........................................     33,299      39,456      22,014
                                                                        ---------   ---------   ---------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES...................   (556,405)    463,712     406,787

FINANCING ACTIVITIES
Increase (decrease) in deposits, net..................................    275,724    (325,839)   (132,041)
Increase in securities sold under agreements to repurchase, net.......    246,074
Decrease in FHLB advances, net........................................    (37,000)    (58,500)    (78,500)
Increase (decrease) in short-term borrowings, net.....................     86,013     (86,181)    112,801
Repayment of other borrowings.........................................    (26,331)    (45,975)    (83,691)
Proceeds from issuance of subordinated debentures.....................                120,524
Retirement of subordinated debentures.................................    (16,918)    (44,858)     (8,230)
Proceeds from sale of common stock....................................      1,220      35,490       1,430
Cash dividends........................................................     (6,844)     (3,948)     (3,327)
                                                                        ---------   ---------   ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...................    521,938    (409,287)   (191,558)
                                                                        ---------   ---------   ---------
INCREASE IN CASH AND CASH EQUIVALENTS.................................      3,736      48,554       6,518
Cash and equivalents at beginning of period...........................    162,557     114,003     107,485
                                                                        ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............................  $ 166,293   $ 162,557   $ 114,003
                                                                        ==========  ==========  ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest..............................................................  $  87,761   $  98,196   $ 140,186
Income taxes..........................................................     10,100       8,814      27,504
SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:
Acquisition of real estate acquired through foreclosure...............  $  39,569   $  97,965   $  64,704
Securitization of loans...............................................    108,033                   1,656

                           WESTCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1994

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation: The accompanying consolidated financial statements include the accounts of Westcorp ("Westcorp"), its wholly-owned subsidiary, Western Financial Savings Bank, F.S.B. ("the Bank") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. Certain prior year amounts have been reclassified to conform with the current year's presentation.

     Cash and Cash Equivalents: Cash and cash equivalents include cash, interest-bearing deposits with other financial institutions and other short-term investments and have no material restrictions as to withdrawal or usage.

     Investment Securities and Mortgage Backed Securities Available for
Sale: Westcorp adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115") in 1994. Accordingly, investments and mortgage-backed securities intended to be invested for an indefinite period of time but may be sold in response to events reasonably expected in the foreseeable future are classified as available for sale and carried at fair value. Unrealized holding gains and losses on investments are recorded as a separate component of shareholders' equity, net of income taxes. Any decline in the fair value of the investments which is deemed to be other than temporary is charged against current earnings.

     Westcorp enters into various off-balance sheet transactions, primarily interest-rate swap and cap agreements to manage interest rate risk exposure on its available for sale portfolios. These financial instruments are also recorded at fair value and are included in the basis of the designated available for sale securities. The interest rate differential to be paid or received is accrued and included as part of interest income, thereby adjusting the overall yield on securities for which management is attempting to reduce its exposure to interest rate risk.

     Mortgage-Backed Securities Held to Maturity: During 1994, Westcorp purchased certain mortgage-backed securities in which management has both the positive intent and the ability to hold until maturity. Accordingly, these securities are carried at their amortized cost. Unrealized holding gains and losses are not reported in the financial statements until realized or until a decline in fair value below cost is deemed to be other than temporary.

     Westcorp also enters into various off-balance sheet transactions, primarily cap agreements, to manage interest rate risk exposure on its held to maturity portfolio. These financial instruments are recorded at cost and are amortized to interest income over the life of the agreement. The interest rate differential to be received is accrued and included as part of interest income, thereby adjusting the overall yield on securities for which management is attempting to reduce its exposure to interest rate risk.

     Loans Held for Sale: Loans held for sale are stated at the lower of aggregate amortized cost or market. The carrying amount of the specific loan pools sold is used to compute gains or losses. Market value is based on prevailing market quotes for real estate loans and discounted cash flow calculations for consumer loans.

     Westcorp enters into forward agreements to hedge the value of its loans held for sale. Gains or losses on these forward agreements are deferred and included in the basis of the loans held for sale.

     Interest Income and Fee Income: Interest income on real estate and some consumer loans is earned using the effective yield method and classified on the balance sheets as interest receivable to the extent not collected. Certain retail installment sales contracts use the sum of the months digits method, which approximates the interest method.

                           WESTCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994

     Westcorp defers loan origination and commitment fees and certain loan origination costs. The net amount is amortized as an adjustment to the related loan's yield, over the contractual life of the related loans. Commitment fees based on a percentage of a customer's unused line of credit are recognized over the commitment period. Fees for other services are recorded as income when earned.

     Allowance for Loan Losses: The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolios. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors. The allowance is increased by provisions for loan losses charged against income.

     Sales of Receivables: Certain mortgage and consumer receivables are originated and sold to investors with servicing rights retained by Westcorp. Gains and losses on sales of loans are determined by the difference between sales proceeds and the cost of the loans adjusted for the present value of the difference, if any, between the estimated future servicing revenues and normal servicing revenues for those loans where servicing is retained by Westcorp. These excess servicing rights are capitalized and amortized over the expected repayment patterns of the underlying loans.

     Westcorp also purchases mortgage servicing rights, referred to as purchased mortgage servicing rights ("PMSR"). PMSRs are amortized using the income forecast method.

     Westcorp periodically evaluates the carrying value of its capitalized servicing rights in light of the actual experience of the underlying loans and makes adjustments to reduce the carrying value where appropriate. Servicing income and amortization of excess servicing rights and PMSRs are included in automobile lending and mortgage banking income in the consolidated statements of income.

     As servicer of these loans, Westcorp holds and remits funds collected from the borrowers on behalf of the trustee. These amounts are reported as amounts held on behalf of trustee.

     Premises and Equipment: Premises and equipment are recorded at cost and depreciated over their estimated useful lives principally using the straight line method for financial reporting and accelerated methods for tax purposes. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

     Nonaccrual Loans: Nonaccrual loans are loans on which accrual of interest has been suspended. Interest is suspended on all real estate loans when, in management's judgement, the interest will not be collectible in the normal course of business or when the loan is 90 days or more past due or full collection of principal is not assured. When a loan is placed on nonaccrual, interest accrued is reversed against interest income. Interest income is suspended on all loans, except consumer loans. On these loans, interest continues to accrue until the loan is charged-off, which occurs automatically after the loan is past due 120 days.

     Real Estate Owned: Real estate acquired through foreclosure is recorded at the lower of cost or fair value less estimated costs to sell. Costs of holding this real estate, and related gains and losses on disposition, are credited or charged to real estate operations as incurred. These values are periodically reviewed and reduced, if appropriate.

     Real estate owned also includes properties classified as insubstance foreclosed loans. Loans are classified as insubstance foreclosed when, in management's judgement, the risks and rewards of ownership have been shifted from the borrower to Westcorp as defined by generally accepted accounting principles. These properties are transferred to real estate owned at the lower of the unpaid balance of the loan or fair value. Subsequent valuation adjustments are made if the fair value of the property falls below the carrying amount.

                           WESTCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994

     Westcorp has in the past entered into certain real estate joint venture partnerships. Westcorp had ownership interests of greater than 50% in all of its real estate partnership transactions. All significant intercompany transactions have been eliminated in consolidation. During 1994, these joint venture partnerships have been primarily completed with any remaining interests written off.

     Real estate owned is carried net of an allowance for potential losses which is maintained at a level believed adequate by management to absorb any potential losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the past loss experience, current economic conditions, selling costs and other relevant factors.

     Income Taxes: Westcorp files consolidated federal and state tax returns with all its subsidiaries except for Westhrift, which files separate tax returns.

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

     Current Accounting Pronouncements: In May 1993, the Financial Accounting Standards Board ("FASB") issued Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), which was subsequently amended by SFAS 118 in October, 1994 which is effective for fiscal years beginning after December 15, 1994. Adoption of these statements is not expected to have a material impact on Westcorp's financial statements.

NOTE B -- INVESTMENT SECURITIES AVAILABLE FOR SALE

     The aggregate amortized cost and approximate fair value of investment securities available for sale at December 31 were as follows:

                                                                           1994
                                                  ------------------------------------------------------
                                                                  GROSS          GROSS
                                                  AMORTIZED     UNREALIZED     UNREALIZED
                                                    COST          GAINS          LOSSES       FAIR VALUE
                                                  ---------     ----------     ----------     ----------
                                                                  (DOLLARS IN THOUSANDS)
U.S. Treasury securities and obligations of
  other U.S. Government agencies and
  corporations..................................  $119,013                       $7,336        $111,677
Obligations of states and political
  subdivisions..................................     3,524                          462           3,062
Other...........................................        25                                           25
                                                  --------       --------        ------        --------
                                                  $122,562                       $7,798        $114,764
                                                  ========       ========        ======        ========

                           WESTCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994

                                                                           1993
                                                  ------------------------------------------------------
                                                                  GROSS          GROSS
                                                  AMORTIZED     UNREALIZED     UNREALIZED
                                                    COST          GAINS          LOSSES       FAIR VALUE
                                                  ---------     ----------     ----------     ----------
                                                                 (DOLLARS IN THOUSANDS)
U.S. Treasury securities and obligations of
  other U.S. Government agencies and
  corporations..................................   $114,050       $1,073          $600         $ 114,523
Corporate bonds.................................        400                                          400
Obligations of states and political
  subdivisions..................................      3,527            2            28             3,501
Other...........................................         25                                           25
                                                   --------       ------          ----         ---------
                                                   $118,002       $1,075          $628         $ 118,449
                                                   ========       ======          ====         =========

     Proceeds from the sale of investment securities available for sale totaled approximately $0.4 million and $65.4 million in 1994 and 1993, respectively. Westcorp realized gross gains of $0.4 million and $2.9 million and gross losses of $0.4 million and $0.4 million in 1994 and 1993, respectively.

     At December 31, 1994, the stated maturities of investment securities available for sale were as follows:

                                                   ONE YEAR TO           FIVE YEARS           TEN YEARS
                           UP TO ONE YEAR          FIVE YEARS           TO TEN YEARS           OR MORE
                         -------------------   -------------------   ------------------   ------------------
                         AMORTIZED    FAIR     AMORTIZED    FAIR     AMORTIZED    FAIR    AMORTIZED    FAIR
                           COST       VALUE      COST       VALUE      COST      VALUE      COST      VALUE
                         ---------   -------   ---------   -------   ---------   ------   ---------   ------
                                                        (DOLLARS IN THOUSANDS)
U.S. Treasury
  securities and
  obligations of other
  U.S. Government
  agencies and
  corporations.........   $24,800    $24,654    $94,213    $87,023
Obligations of states
  and political
  subdivisions.........                                               $ 2,036    $1,765    $ 1,488    $1,297
Other..................                              25         25
                          -------    -------    -------    -------    -------    ------    -------    ------
                          $24,800    $24,654    $94,238    $87,048    $ 2,036    $1,765    $ 1,488    $1,297
                          =======    =======    =======    =======    =======    ======    =======    ======

NOTE C -- MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     Mortgage-backed securities held to maturity consisted of the following at December 31, 1994:

                                                                  GROSS          GROSS
                                                  AMORTIZED     UNREALIZED     UNREALIZED
                                                    COST          GAINS          LOSSES       FAIR VALUE
                                                  ---------     ----------     ----------     ----------
                                                                  (DOLLARS IN THOUSANDS)
GNMA certificates...............................   $208,307        $246         $ 6,539        $202,014
FNMA participation certificates.................    108,033                       4,752         103,281
Other participation certificates................        171                                         171
                                                   --------        ----         -------        --------
                                                   $316,511        $246         $11,291        $305,466
                                                   ========        ====         =======        ========

     Westcorp's mortgage-backed securities held to maturity had maturities at December 31, 1994 of ten years or more, although payments are generally received monthly throughout the life of these securities.

                           WESTCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994

NOTE D -- MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

     Mortgage-backed securities available for sale consisted of the following at December 31:

                                                                           1994
                                                  ------------------------------------------------------
                                                                  GROSS          GROSS
                                                  AMORTIZED     UNREALIZED     UNREALIZED
                                                    COST          GAINS          LOSSES       FAIR VALUE
                                                  ---------     ----------     ----------     ----------
                                                                  (DOLLARS IN THOUSANDS)
GNMA certificates...............................  $  50,637       $1,572         $1,036         $ 51,173
FNMA participation certificates.................     80,622                       2,788           77,834
FHLMC participation certificates................      3,082                          85            2,997
Collateralized mortgage obligations.............     22,543                         389           22,154
                                                  ---------       ------         ------         --------
                                                  $ 156,884       $1,572         $4,298         $154,158
                                                  =========       ======         ======         ========

                                                                           1993
                                                  ------------------------------------------------------
                                                                  GROSS          GROSS
                                                  AMORTIZED     UNREALIZED     UNREALIZED
                                                    COST          GAINS          LOSSES       FAIR VALUE
                                                  ---------     ----------     ----------     ----------
                                                                  (DOLLARS IN THOUSANDS)
GNMA certificates...............................   $ 2,020        $  131           $16          $ 2,135
FNMA participation certificates.................    88,782         1,070                         89,852
FHLMC participation certificates................     3,592            83                          3,675
Other participation certificates................       173                                          173
                                                   -------        ------           ---          -------
                                                   $94,567        $1,284           $16          $95,835
                                                   =======        ======           ===          =======

     Proceeds from the sale of mortgage-backed securities available for sale totaled approximately $119 million and $4.7 million at 1994 and 1993, respectively. Westcorp had gross gains of $2.0 million in 1994 and gross losses of $1.7 million and $33 thousand in 1994 and 1993, respectively.

     Westcorp's mortgage-backed securities available for sale had maturities at December 31, 1994, of ten years or more, although payments are generally received monthly throughout the life of these securities.

     Westcorp has issued certain mortgage-backed securities that include recourse provisions. Subject to certain limitations, Westcorp is required for the life of the loans to repurchase the buyer's interest in individual loans on which foreclosure proceedings have been completed. Securities with recourse issued by Westcorp had a total outstanding balance of $220 million and $125 million at December 31, 1994 and 1993, respectively.

     Westcorp has provided for possible losses that may occur as a result of its recourse obligations. The maximum remaining exposure under these recourse provisions at December 31, 1994 and 1993 was $128 and $52.5 million, respectively. Westcorp has pledged $30.1 million of securities as collateral under these recourse provisions.

                           WESTCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994

NOTE E -- NET LOANS RECEIVABLE

     Net loans receivable consisted of the following at December 31:

                                                                 1994           1993
                                                              ----------     ----------
                                                               (DOLLARS IN THOUSANDS)
        Real Estate:
          Mortgage..........................................  $1,308,585     $1,310,003
          Construction......................................      19,813         31,684
                                                              ----------     ----------
                                                               1,328,398      1,341,687
        Less: Undisbursed loan proceeds.....................       7,614         14,890
                                                              ----------     ----------
                                                               1,320,784      1,326,797
        Consumer:
          Sales contracts...................................     513,470        258,323
          Less unearned discounts...........................      82,762         27,972
                                                              ----------     ----------
                                                                 430,708        230,351
                                                              ----------     ----------
                                                               1,751,492      1,557,148
        Allowance for loan losses...........................     (41,323)       (39,677)
        Deferred loan fees..................................      (5,141)        (5,849)
        Other...............................................      10,530          9,359
                                                              ----------     ----------
                                                               1,715,558      1,520,981
        Less: Loans held for sale
          Mortgage..........................................       2,954        199,007
          Consumer..........................................     301,552        101,724
                                                              ----------     ----------
                                                                 304,506        300,731
                                                              ----------     ----------
                                                              $1,411,052     $1,220,250
                                                               =========      =========

     Loans serviced by Westcorp for the benefit of others totaled approximately $2.9 billion, $2.2 billion and $1.4 billion at December 31, 1994, 1993, and 1992, respectively. These amounts are not reflected in the accompanying consolidated financial statements.

     Changes in the allowance for loan losses were as follows:

                                                       1994         1993         1992
                                                     --------     --------     --------
                                                           (DOLLARS IN THOUSANDS)
        Balance at beginning of year...............  $ 39,677     $ 40,656     $ 33,933
        Provision for loan losses..................    13,033       22,584       34,271
        Charged off loans..........................   (19,219)     (32,507)     (30,397)
        Recoveries.................................     7,832        8,944        2,849
                                                     --------     --------     --------
        Balance at end of year.....................  $ 41,323     $ 39,677     $ 40,656
                                                     ========     ========     ========

     Interest forgone on nonaccrual loans was $0.9 million $1.2 million and $8.1 million for the years ended December 31, 1994, 1993 and 1992, respectively.

                           WESTCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994

NOTE F -- PREMISES AND EQUIPMENT

     Premises and equipment consisted of the following at December 31:

                                                                    1994        1993
                                                                   -------     -------
                                                                  (DOLLARS IN THOUSANDS)
        Land.....................................................  $20,396     $20,772
        Buildings and improvements...............................   49,206      48,810
        Furniture and equipment..................................   19,666      17,379
        Automobiles..............................................      205         198
                                                                   -------     -------
                                                                    89,473      87,159
        Less: Accumulated depreciation and amortization..........   23,008      19,643
                                                                   -------     -------
                                                                   $66,465     $67,516
                                                                   =======     =======

NOTE G -- REAL ESTATE OWNED

     Real estate owned consisted of the following at December 31:

                                                                    1994        1993
                                                                   -------     -------
                                                                  (DOLLARS IN THOUSANDS)
        Real estate acquired for investment or development.......              $ 9,248
        Real estate acquired through foreclosure.................  $20,737      17,405
        Insubstance foreclosures.................................    4,874      20,825
                                                                   -------     -------
                                                                    25,611      47,478
        Less: Allowance for losses...............................    1,684       3,508
                                                                   -------     -------
                                                                   $23,927     $43,970
                                                                   =======     =======

     Changes in the allowance for real estate losses were as follows:

                                                                   1994         1993
                                                                  -------     --------
                                                                 (DOLLARS IN THOUSANDS)
        Balance at beginning of year............................  $ 3,508     $ 20,185
        Provision for real estate losses........................   (2,106)      (6,489)
        Chargeoffs, net.........................................      282      (10,188)
                                                                  -------     --------
        Balance at end of year..................................  $ 1,684     $  3,508
                                                                  =======     ========

     Westcorp has entered into various joint venture partnership agreements to acquire and develop real property. Westcorp's interest in each project was greater than 50% and, in some cases, included a participating share of the profits realized upon sale.

                           WESTCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994

     Condensed financial information (unaudited) for these partnerships are as follows at December 31:

                                                                            1993
                                                                         -----------
                                                                         (DOLLARS IN
                                                                          THOUSANDS)
        Statements of Financial Condition:
          Total assets............................................          $9,248
                                                                            ======
          Loans from Westcorp.....................................          $6,371
          Loans from outside sources..............................           2,401
                                                                            ------
          Total liabilities.......................................           8,772
          Equity..................................................             476
                                                                            ------
          Total liabilities and equity............................          $9,248
                                                                            ======

                                                          1994       1993        1992
                                                          -----     -------     -------
                                                             (DOLLARS IN THOUSANDS)
        Statements of operations:
          Rental income.................................            $ 2,145     $ 4,249
          Sales of real estate, net.....................  $(209)        561           7
          Other income..................................                144         316
                                                          -----     -------     -------
                                                           (209)      2,850       4,572
        Interest expense(1).............................              1,641       3,471
        General and administrative expense..............              3,222       2,579
                                                          -----     -------     -------
                                                                      4,863       6,050
                                                          -----     -------     -------
        Net loss........................................  $(209)    $(2,013)    $(1,478)
                                                          =====     =======     =======

- ---------------

(1) These amounts are eliminated or reclassified upon consolidation.

NOTE H -- ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable consisted of the following at December 31:

                                                                    1994        1993
                                                                   -------     -------
                                                                  (DOLLARS IN THOUSANDS)
        Interest on loans receivable.............................  $ 7,633     $ 7,125
        Interest on securities...................................    5,115       2,547
        Interest on other........................................      561       1,932
                                                                   -------     -------
                                                                   $13,309     $11,604
                                                                   =======     =======

                           WESTCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994

NOTE I -- SAVINGS DEPOSITS

     Savings deposits consisted of the following at December 31:

                                          WEIGHTED AVERAGE RATE
                                           FOR THE YEAR ENDED
                                                  1994                 1994           1993
                                          ---------------------     ----------     ----------
                                                                     (DOLLARS IN THOUSANDS)
        Passbook accounts...............           2.83%            $  104,085     $  162,185
        Money market deposit accounts...           3.12                    801          1,149
        Certificate accounts............           4.89              1,527,896      1,193,724
                                                                    ----------     ----------
                                                                    $1,632,782     $1,357,058
                                                                    ==========     ==========

     The aggregate amount of savings deposits in denominations greater than or equal to $100,000 at December 31, 1994 was $413 million.

     Scheduled maturities of certificate accounts as of December 31, 1994 are as follows:

                                                           WEIGHTED
                                                        AVERAGE RATE            AMOUNT
                                                        ------------      ----------------------
                                                                         (DOLLARS IN THOUSANDS)
        Six months or less...........................      4.78%              $  590,957
        More than six months through one year........      5.45                  571,891
        More than one year through three years.......      6.31                  350,845
        More than three years through five years.....      5.71                   14,203
                                                                              ----------
                                                                              $1,527,896
                                                                              ==========

     Interest expense on savings deposits consisted of the following for the year ended December 31:

                                                         1994        1993        1992
                                                        -------     -------     -------
                                                            (DOLLARS IN THOUSANDS)
        Passbook accounts.............................  $ 3,895     $ 5,125     $ 7,984
        Money market deposit accounts.................       33          36          66
        Certificate accounts..........................   64,367      71,155      91,053
                                                        -------     -------     -------
                                                        $68,295     $76,316     $99,103
                                                        =======     =======     =======

     The following table summarizes certificate accounts by interest rate within maturity categories at December 31:

                                                                  1994
                                   ------------------------------------------------------------------
                                      1995          1996         1997       THEREAFTER       TOTAL
                                   ----------     --------     --------     ----------     ----------
                                                         (DOLLARS IN THOUSANDS)
0% -- 3.99%......................  $   62,718     $  2,303     $    232                    $   65,253
4.00% -- 5.99%...................     976,405      111,386       10,402      $   8,390      1,106,583
6.00% -- 7.99%...................     118,884       55,345      171,233          5,793        351,255
8.00% -- 9.99%...................       4,420          209          156             20          4,805
                                   ----------     --------     --------     ----------     ----------
                                   $1,162,427     $169,243     $182,023      $  14,203     $1,527,896
                                   ==========     ========     ========      =========     ==========

                           WESTCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994

                                                                  1993
                                      -------------------------------------------------------------
                                        1994         1995        1996       THEREAFTER     TOTAL
                                      --------     --------     -------     ----------   ----------
                                                         (DOLLARS IN THOUSANDS)
0% -- 3.99%.......................    $504,104     $ 13,324     $   386     $     86     $  517,900
4.00% -- 5.99%....................     225,756      103,179      46,069       13,324        388,328
6.00% -- 7.99%....................      88,594       25,956       8,165      154,316        277,031
8.00% -- 9.99%....................       5,917        4,175         203          170         10,465
                                      --------     --------     -------     --------     ----------
                                      $824,371     $146,634     $54,823     $167,896     $1,193,724
                                      ========     ========     =======     ========     ==========

NOTE J -- SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Securities sold under agreements to repurchase are summarized as follows:

                                                                       DECEMBER 31, 1994
                                                                       -----------------
                                                                          (DOLLARS IN
                                                                          THOUSANDS)
        Balance at end of period, including accrued interest.........      $ 247,242
        Average amount outstanding during the period.................         51,401
        Maximum amount outstanding during the period.................        266,641
        Weighted average interest rate during the period.............            3.6%
        Weighted average interest rate at end of period..............            4.3

     Mortgage-backed securities sold under dollar reverse repurchase agreements were delivered to dealers who arranged the transactions. The dealers may have sold, loaned, or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to Westcorp substantially identical securities at the maturities of the agreements. The agreements at December 31, 1994, mature within 30 days.

NOTE K -- SHORT-TERM BORROWINGS

     Short-term borrowings at December 31, 1994 and 1993, respectively, consisted of a commercial paper line with the Federal Home Loan Bank ("FHLB") totalling $211 million and $125 million, net of discount (1994, $0.9 million; 1993, $0.5 million). The line is collateralized by eligible mortgage loans with an approved line of up to $400 million in 1994 and $200 million in 1993, and a weighted average interest rate of 6.0% at December 31, 1994 and 3.3% at December 31, 1993.

     The maximum amount of commercial paper outstanding at any month end during 1994 and 1993 was $222 million and $200 million, respectively. The average amount of commercial paper outstanding during 1994 and 1993 was $66.6 million and $53.1 million, respectively, with a weighted average interest rate of 4.7% and 3.3%, respectively.

                           WESTCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994

NOTE L -- FEDERAL HOME LOAN BANK ADVANCES

     Advances from the Federal Home Loan Bank (FHLB) are collateralized by the pledge of certain real estate loans with an uncollected principal balance of approximately $713 million and $604 million at December 31, 1994 and 1993, respectively.

     Information as to interest rates and maturities on the advances from the FHLB as of December 31, 1994 and 1993 follows:

                                                                1994          1993
                                                              ---------     ---------
                                                              (DOLLARS IN THOUSANDS)
        Range of interest rates.............................  5.6%-8.5%     5.6%-8.5%
        Weighted average interest rate......................     7.4           7.6
        Year due:
          1994..............................................                 $ 37,000
          1995..............................................    $17,000        17,000
          1996..............................................     27,000        27,000
          1997..............................................     32,000        32,000
          1998..............................................
          1999..............................................      6,500
        Thereafter..........................................      6,500        13,000
                                                                -------      --------
                                                                $89,000      $126,000
                                                                =======      ========

     The Bank had an unused line of credit with the FHLB at December 31, 1994 of approximately $223 million.

NOTE M -- OTHER BORROWINGS AND SUBORDINATED DEBENTURES

     Other borrowings and Subordinated Debentures consisted of the following at December 31:

                                                                           1994         1993
                                                                         --------     --------
                                                                        (DOLLARS IN THOUSANDS)
Bonds, net of discount (1993, $12 thousand) collateralized by certain automobile installment sales contracts and cash of approximately
  $22.6 million due in 1995 with an interest rate of 8.35%.............               $ 22,074
First trust deed notes payable, collateralized by real property due in various installments with interest rates ranging from 5.5% to 10%,
  due 1995.............................................................  $     54        4,311
Subordinated debentures, net of discount (1994, $3.5 million; 1993,
  $4.6 million) due in 2003 with an interest rate of 8.5%..............   103,851      120,422
                                                                         --------     --------
                                                                         $103,905     $146,807
                                                                         ========     ========

     On June 17, 1993, the Bank issued $125 million of 8.5% Subordinated Capital Debentures. Underwriting discounts and expenses totaling $4.8 million associated with the issuance were capitalized and are being amortized over seven years. The Debentures are redeemable, in whole or in part, at the option of the Bank, on or after July 1, 2000 at 100% of the principal amount being redeemed plus accrued interest to the date of redemption. For regulatory purposes, the Debentures, subject to certain limitations, are included as part of the Bank's supplementary capital. During 1994, the Bank repurchased and retired $16.9 million of Debentures.

     On April 29, 1987, the Bank issued $75 million of 11% Subordinated Debentures, due May 1, 1999. Underwriting discounts and expenses totaling $2 million associated with the issuance were capitalized and amortized over five years. The Debentures were redeemed, in whole at the option of the Bank, using the

                           WESTCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994

proceeds from the new Subordinated Debenture offering, on September 10, 1993 at 104.4% of the principal amount then outstanding. This early redemption created an extraordinary loss of $1.1 million net of respective tax benefit of $.8 million.

NOTE N -- COMMITMENTS AND CONTINGENCIES

     Future minimum payments under noncancelable operating leases on premises and equipment with terms of one year or more as of December 31, 1994, are as follows (Dollars in thousands):

        1995................................................................  $2,324
        1996................................................................   2,044
        1997................................................................   1,792
        1998................................................................   1,531
        1999................................................................     678
        Thereafter..........................................................     155
                                                                              ------
                                                                              $8,524
                                                                              ======

     Rental expense for premises and equipment amounted to $2.5 million, $2.0 million, and $1.7 million in 1994, 1993, and 1992, respectively.

     Westcorp's outstanding loan commitments were as follows at December 31:

                                                                    1994        1993
                                                                   ------      -------
                                                                  (DOLLARS IN THOUSANDS)
        Fixed-rate.............................................    $  513      $22,435
        Variable-rate..........................................     7,969        8,459
                                                                   ------      -------
                                                                   $8,482      $30,894
                                                                   ======      =======

     Westcorp has pledged certain assets relative to amounts held on behalf of trustees at December 31 as follows:

                                                                   1994         1993
                                                                 --------     --------
                                                                 (DOLLARS IN THOUSANDS)
        FNMA participation certificates........................  $ 29,901     $ 31,902
        Consumer loans.........................................   133,610      108,111
        Residential second mortgages...........................    78,966      104,074
        Multifamily first mortgages............................    89,937      100,403
                                                                 --------     --------
                  Total collateral pledged.....................  $332,414     $344,490
                                                                 ========     ========

     Westcorp is involved in litigation in which it is not yet possible to estimate the potential liability or the likelihood thereof. However, Westcorp does not believe the outcome will have any material impact upon financial condition.

                           WESTCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994

NOTE O -- STOCK OPTIONS

     In 1986, Westcorp reserved 945,000 shares of common stock for future issuance to certain employees under an incentive stock option plan. Reserved, unoptioned shares totaled 352,117 and 352,433 shares at December 31, 1994 and 1993, respectively. The options may be exercised at $7.26 per share one year following the date of grant in cumulative equal amounts over five years at which time any option not exercised will expire. Options terminate upon the termination of employment for any reason.

     In 1991, Westcorp reserved an additional 3,150,000 shares of common stock for future issuance to certain employees under a stock option plan. Reserved, unoptioned shares totaled 2,351,689 and 2,538,316 shares at December 31, 1994 and 1993, respectively. The options may be exercised at prices ranging from $7.72 to $11.38 per share one year following the date of grant in cumulative equal amounts over five years at which time any option not exercised will expire. Options terminate upon the termination of employment for any reason.

     Stock option activity is summarized as follows:

                                                              SHARES       PRICE PER SHARE
                                                             --------     -----------------
        Outstanding at December 31, 1991...................   653,143     $4.53   -   11.33
          Issued...........................................     6,050      7.71   -    8.81
          Exercised........................................  (118,323)     4.53   -    7.71
          Cancelled........................................   (20,998)     4.53   -    7.71
                                                             --------     -----------------
        Outstanding at December 31, 1992...................   519,872      6.47   -   11.33
          Issued...........................................   409,065      8.81   -   10.00
          Exercised........................................   (26,435)     6.47   -    8.81
          Cancelled........................................  (203,510)     6.80   -   11.33
                                                             --------     -----------------
        Outstanding at December 31, 1993...................   698,992      7.26   -   11.33
          Issued...........................................   304,411      7.26   -   11.38
          Exercised........................................  (153,292)     7.26   -    8.81
          Cancelled........................................   (85,315)     7.26   -   10.38
                                                             --------     -----------------
        Outstanding at December 31, 1994...................   764,796     $7.26   -   11.38
                                                             ========     =================

     At December 31, 1994, there were 32,150 and 296,209 exercisable stock options under the 1986 and 1991 plans, respectively.

                           WESTCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994

NOTE P -- REGULATORY CAPITAL

     The Bank is subject to three capital standards: (i) a leverage (core) ratio; (ii) a tangible capital requirement; and (iii) a risk-based capital requirement. The Bank exceeds all current capital standards. A reconciliation of the Bank's capital under generally accepted accounting principles (GAAP) as included in its consolidated balance sheet and regulatory capital at December 31, 1994 is as follows:

                                                                                    RISK-BASED
                                       TANGIBLE CAPITAL       CORE CAPITAL            CAPITAL
                                       ----------------     ----------------     -----------------
                                        AMOUNT    RATIO      AMOUNT    RATIO      AMOUNT    RATIO
                                       --------   -----     --------   -----     --------   ------
                                                         (DOLLARS IN THOUSANDS)
Bank shareholder equity -- GAAP
  basis..............................  $182,990             $182,990             $182,990
Adjustment for unrealized losses
  under SFAS 115.....................     5,998                5,998                5,998
Less: Excess qualifying PMSR.........      (212)                (212)                (212)
Non-permissible activities at
  required phase-in..................    (5,924)              (5,924)              (5,924)
Supplemental capital:
  Subordinated debentures(3).........                                             106,417
  General loan valuation allowance...                                              27,886
  Less: Fully capitalized assets.....                                             (47,284)
                                       --------             --------             --------
Regulatory capital...................   182,852   6.62%(1)   182,852   6.62%(1)   269,871   12.16%(2)
Minimum OTS capital requirement......    41,418   1.50%       82,836   3.00%      177,571    8.00%
                                       --------             --------             --------
Excess capital.......................  $141,434             $100,016             $ 92,300
                                       ========             ========             ========

- ---------------

(1) As a percentage of total adjusted assets.

(2) As a percentage of risk-weighted assets.

(3) Excludes capitalized discounts and issue costs.

NOTE Q -- DIVIDENDS AND OTHER RESTRICTIONS

     Westcorp paid cash dividends of $.30, $.20, and $.19 per share for the years ended December 31, 1994, 1993, and 1992, respectively. Westcorp declared a stock dividend of 5% in April 1994.

NOTE R -- PENSION PLAN

     Westcorp has an Employee Stock Ownership and Salary Savings Plan ("Plan"), which covers essentially all full-time employees who have completed one year of service. Contributions to the Plan are discretionary and determined by the Board of Directors within limits set forth under ERISA. Contributions to the Plan are fully expensed in the year to which the contribution applies.

     Westcorp's contribution to the Plan amounted to $1.2 million and $1.0 million in 1994 and 1993, respectively. Westcorp did not contribute to the Plan in 1992.

                           WESTCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994

NOTE S -- INCOME TAXES

     Federal and state franchise taxes receivable at December 31 were as follows:

                                                                   1994         1993
                                                                  -------     --------
                                                                 (DOLLARS IN THOUSANDS)
        Current.................................................  $ 8,801     $ 5,240
        Deferred................................................    7,659      13,946
                                                                  -------     -------
                                                                  $16,460     $19,186
                                                                  =======     =======

     Income tax expense (benefit) consisted of the following:

                                                        1994        1993         1992
                                                       -------     -------     --------
                                                            (DOLLARS IN THOUSANDS)
        Federal......................................  $ 4,271     $2,844      $ 10,382
        State franchise..............................    1,711        940         3,029
                                                       -------     -------     --------
                                                         5,982      3,784        13,411
        Deferred:
          Federal....................................    5,994      4,802        (9,232)
          State franchise............................    1,843        988        (2,795)
                                                       -------     -------     --------
                                                         7,837      5,790       (12,027)
                                                       -------     -------     --------
                                                       $13,819     $9,574      $  1,384
                                                       =======     =======     ========

     The difference between total tax provisions and the amounts computed by applying the statutory federal income tax rate of 35% to income before taxes is due to:

                                                        1994        1993         1992
                                                       -------     ------       ------
                                                            (DOLLARS IN THOUSANDS)
        Tax at statutory rate........................  $11,423     $8,530       $1,237
        California franchise tax (net of Federal tax
          benefit)...................................    2,396      1,688          155
        Tax on extraordinary item....................                (811)
        Other........................................                 167           (8)
                                                       -------     ------       ------
                                                       $13,819     $9,574       $1,384
                                                       =======     ======       ======

     On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993 was signed into law. Among other things, it provided for a higher tax rate of 35% (previously the tax rate was 34%). This new tax rate was effective beginning January 1, 1993. Approximately $0.3 million was included in Westcorp's December 31, 1993 deferred tax asset as a result of this change in the law.

                           WESTCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994

     Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Westcorp's deferred tax liabilities and assets as of December 31, 1994 and 1993 are as follows:

                             DEFERRED TAX POSITION
                              ASSETS/(LIABILITIES)

                                                                   1994         1993
                                                                 --------     --------
                                                                 (DOLLARS IN THOUSANDS)
        Deferred tax assets:
          Loan loss reserves...................................  $ 16,189     $ 17,759
          Joint venture losses and write-downs in excess of tax
             losses............................................     1,407        4,841
          Grantor trust income recognized for tax purposes.....     2,072        4,861
          Deferred compensation accrual........................     1,946        1,965
          SFAS 115 deferred taxes..............................     1,433
                                                                 --------     --------
        Total deferred tax assets..............................    23,047       29,426
        Deferred tax liabilities:
          Loan fee income deferred for tax purposes............    (3,335)      (7,130)
          FHLB dividends.......................................    (2,648)      (2,495)
          Accelerated depreciation for tax purposes............    (1,396)      (1,321)
          Loan costs...........................................    (1,810)
          Other -- net.........................................    (6,199)      (4,534)
                                                                 --------     --------
        Total deferred tax liabilities.........................   (15,388)     (15,480)
                                                                 --------     --------
        Net deferred tax asset.................................  $  7,659     $ 13,946
                                                                 ========     ========

NOTE T -- BUSINESS SEGMENT DATA

     Westcorp conducts a significant amount of automobile lending in addition to its principal operations as a savings and loan as presented below at December 31:

                                                    1994           1993           1992
                                                 ----------     ----------     ----------
                                                          (DOLLARS IN THOUSANDS)
        Revenues:
          Automobile lending...................  $  108,690     $   94,297     $   80,424
          Savings and loan operations..........     118,138        137,488        164,794
        Operating profit:
          Automobile lending...................  $   43,251     $   41,184     $   25,080
          Savings and loan operations..........       9,818          4,019         (6,455)
          General corporate expenses...........     (20,430)       (20,830)       (14,986)
                                                 ----------     ----------     ----------
             Pretax income.....................  $   32,639     $   24,373     $    3,639
                                                 ==========     ==========     ==========
        Identifiable assets:
          Automobile lending...................  $  542,962     $  323,140     $  416,900
          Savings and loan operations..........   2,164,852      1,811,541      2,060,557
          General corporate assets.............      34,475         37,578         42,038
                                                 ----------     ----------     ----------
             Total assets......................  $2,742,289     $2,172,259     $2,519,495
                                                 ==========     ==========     ==========

                           WESTCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994

     The automobile lending operations involve the purchase, origination, servicing and sale of automobile loans and contracts. The savings and loan operations includes activities normally associated with a savings and loan including residential lending, deposit gathering, ancillary insurance services, and so forth. The revenues for each segment are generated through lending and related activities from unaffiliated customers.

     Operating profit is revenues less interest costs, provisions for loan losses and general and administrative costs. Interest expense is allocated based on the interest earning assets of each segment using Westcorp's weighted average cost of funds. Operating profit does not include general corporate expenses or income taxes. Identifiable assets are those assets used in the operations of each segment.

NOTE U -- FINANCIAL INSTRUMENT AGREEMENTS

     Westcorp uses interest rate swaps, options and caps, to minimize its exposure to interest rate risk. The fair value of these agreements may vary substantially with changes in interest rates. At December 31, 1994, Westcorp's portfolio of such agreements consisted of the following:

                                                                   NOTIONAL       CREDIT
                                                                    AMOUNT       EXPOSURE
                                                                   ---------     --------
                                                                  (DOLLARS IN THOUSANDS)
        Interest rate swaps.....................................   $  85,500      $3,186
        Interest rate caps and options..........................     230,000       3,529
                                                                   ---------      ------
                                                                   $ 315,500      $6,715
                                                                   =========      ======

     Notional amounts do not represent amounts exchanged by parties and, thus, are not a measure of Westcorp's exposure to loss through its use of these agreements. The amounts exchanged are determined by reference to the notional amounts and the other terms of the agreements.

     Westcorp's interest rate swaps consisted of agreements with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional amount and a specified index. Westcorp pays a fixed interest rate and receives a floating interest rate on all of its interest rate swaps. At December 31, 1994, the terms of Westcorp's interest rate swaps were to pay 7.0% fixed rate and were to receive 6.0% variable rate maturing 1998 with a 3.5% collateral requirement. Variable interest rates may change in the future.

     Westcorp purchases interest rate caps and options to effectively remove lifetime interest rate caps on securities, to hedge interest rate fluctuations on assets available for sale and to limit the erosion of net interest income under extreme increases in interest rates. These agreements reduce Westcorp's exposure to rising interest rates. The cap agreements have strike rates from 8.0% to 9.0% with expiration dates ranging from 1999 to 2001. The option contracts expire in March 1995.

     The current credit exposure under these agreements is limited to the fair value of the agreements with a positive fair value at the reporting date. Master netting agreements are arranged or collateral is obtained through physical delivery of, or rights to, securities to minimize Westcorp's exposure to credit losses in the event of nonperformance by counterparties to financial instruments. Westcorp also minimizes its counterparty risk by entering into agreements only with highly rated counterparties.

     Due to a lower than investment grade rating on its subordinated debentures, the Bank has been required to deliver securities with a market value at December 31, 1994, of approximately $3.2 million, as collateral on its interest rate swap positions.

                           WESTCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994

NOTE V -- FAIR VALUES OF FINANCIAL INSTRUMENTS

     Fair Values of Financial Instruments: Fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value, are reported using quoted market prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and in many cases, could not be realized in immediate settlement of the instrument. Fair values for certain financial instruments and all non-financial instruments are not required to be disclosed. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of Westcorp.

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

          Loans Receivable: For variable-rate loans that reprice frequently, fair values are based on carrying values. The fair values for fixed-rate mortgage loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

          Interest rate swaps: The carrying amount is determined by taking the difference of the aggregate cost basis and the notional amount for each instrument. The fair value is estimated by obtaining market quotes from brokers.

          Interest rate options and caps: The carrying amount comprises the unamortized premiums paid for the contracts. The fair value is estimated by obtaining market quotes from brokers.

          Forward agreements: The carrying amount comprises the amount of the gain deferred on expired agreements. The fair value is estimated by obtaining market quotes from brokers.

          Savings Deposits: The fair values disclosed for passbook accounts, and certain types of money market accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposit to a schedule of aggregated expected monthly maturities on time deposits.

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

                           WESTCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994

     The estimated fair values of Westcorp's financial instruments are as follows:

                                                           1994                      1993
                                                  -----------------------   -----------------------
                                                   CARRYING       FAIR       CARRYING       FAIR
                                                   AMOUNTS       VALUE       AMOUNTS       VALUE
                                                  ----------   ----------   ----------   ----------
                                                               (DOLLARS IN THOUSANDS)
Financial assets:
  Cash and cash equivalents.....................  $   20,902   $   20,902   $   25,395   $   25,395
  Other short term investments..................     145,391      145,393      137,162      137,162
  Investment securities and mortgage backed
     securities.................................     581,904      578,134      212,569      214,284
  Loans (including held for sale)...............   1,756,881    1,758,870    1,560,658    1,547,795
Derivative financial instruments held for
  purposes other than trading:
  Interest rate contracts
     Swaps......................................       3,186        3,186
     Options and caps...........................       3,529        3,730
     Forward agreements.........................         959        1,566
  Fixed rate loan commitments...................         513          514
  Variable rate loan commitments................       7,969        8,067
Financial liabilities:
  Savings deposits..............................  $1,632,782   $1,616,048   $1,357,058   $1,377,448
  Securities sold under agreement to
     repurchase.................................     246,074      246,043
  Federal Home Loan Bank advances...............      89,000       88,800      126,000      131,547
  Short term borrowings.........................     210,524      210,550      124,511      125,004
  Other borrowings..............................          54           54       26,385       26,385
  Subordinated debentures.......................     103,851       92,810      120,422      123,524

     Westcorp has deferred gains of $0.9 million relating to forward agreements, used to hedge the value of loans held for sale, at December 31, 1994. These gains will be recorded as part of the gain or loss on sale of loans, at the time the loans are sold into the secondary markets.

                           WESTCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994

NOTE W -- WESTCORP (PARENT COMPANY ONLY) FINANCIAL INFORMATION

                       STATEMENTS OF FINANCIAL CONDITION

                                                                          DECEMBER 31
                                                                     ---------------------
                                                                       1994         1993
                                                                     --------     --------
                                                                     (DOLLARS IN THOUSANDS)
    Assets
      Cash.........................................................  $ 27,778     $    643
      Other short-term investments.................................                  8,500
      Investment securities........................................                    400
      Investment in subsidiaries...................................   182,990      194,025
      Other........................................................     1,725        1,622
                                                                     --------     --------
                                                                     $212,493     $205,190
                                                                     ========     ========
    Liabilities and equity
      Other liabilities............................................  $    181     $     75
                                                                     --------     --------
                                                                          181           75
    Shareholders' equity...........................................   212,312      205,115
                                                                     --------     --------
                                                                     $212,493     $205,190
                                                                     ========     ========

                              STATEMENTS OF INCOME

                                                                 YEAR ENDED DECEMBER 31
                                                             ------------------------------
                                                              1994        1993        1992
                                                             -------     -------     ------
                                                                 (DOLLARS IN THOUSANDS)
    Income
      Interest.............................................  $   127     $   774     $1,095
      Other................................................      129       1,592        578
                                                             -------     -------     ------
                                                                 256       2,366      1,673
    Other expenses.........................................    1,350       2,417      1,812
                                                             -------     -------     ------
    Loss before income taxes and equity in net income of
      subsidiaries.........................................   (1,094)        (51)      (139)
    Income tax (benefit) expense...........................     (351)         (7)       434
                                                             -------     -------     ------
    Loss before equity in net income of subsidiaries.......     (743)        (44)      (573)
    Equity in net income of subsidiaries...................   19,563      12,918      2,828
                                                             -------     -------     ------
    NET INCOME.............................................  $18,820     $12,874     $2,255
                                                             =======     =======     ======

                           WESTCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994

                            STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31,
                                                                  -----------------------------
                                                                    1994       1993      1992
                                                                  --------   --------   -------
                                                                     (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income......................................................  $ 18,820   $ 12,874   $ 2,255
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
     Provision for loan losses..................................      (475)       568
     Amortization of investment discount........................                   10         4
     Amortization of goodwill...................................        85         85        84
     Gain on redemption of subordinated debentures..............                 (279)
     Gain on sale of investments................................                           (657)
     Writedown of investments...................................       400        400
     Equity in net income of subsidiaries.......................   (19,563)   (12,918)   (2,828)
                                                                  --------   --------   -------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES.............      (733)       740    (1,142)

INVESTMENT ACTIVITIES
Proceeds from sale of investment securities.....................                         15,913
Proceeds from the redemption of subordinated debentures.........                8,509
Purchase of investment securities...............................                         (9,127)
Dividends from subsidiaries.....................................    24,600                7,485
Contributions to subsidiaries...................................              (25,000)   (8,200)
Proceeds from disposition of subsidiary.........................                1,486
Other, net......................................................       393        129       336
                                                                  --------   --------   -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.............    24,993    (14,876)    6,407

FINANCING ACTIVITIES
Decrease in short-term borrowings...............................              (11,650)   (1,672)
Dividends paid..................................................    (6,844)    (3,948)   (3,327)
Proceeds from sale of common stock..............................     1,219     35,491     1,430
                                                                  --------   --------   -------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES.............    (5,625)    19,893    (3,569)
                                                                  --------   --------   -------
INCREASE IN CASH................................................    18,635      5,757     1,696
Cash at beginning of year.......................................     9,143      3,386     1,690
                                                                  --------   --------   -------
CASH AT END OF YEAR.............................................  $ 27,778   $  9,143   $ 3,386
                                                                  ========   ========   =======

                           WESTCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1994

NOTE X -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1994 and 1993. Certain quarterly amounts have been adjusted to conform with the year-end presentation.

                                                                    THREE MONTHS ENDED
                                                      -----------------------------------------------
                                                      MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                                      --------   -------   ------------   -----------
                                                                  (DOLLARS IN THOUSANDS)
1994
Interest income.....................................  $34,090    $31,543     $ 36,268       $41,738
Interest expense....................................   20,679     18,964       21,920        27,203
Net interest income.................................   13,411     12,579       14,348        14,535
Provision for loan losses...........................    4,241      2,512        3,273         3,007
Investment and mortgage-backed security gains
  (losses)..........................................                 448          313          (425)
Income before income taxes..........................    7,176      6,791        8,535        10,137
Income taxes........................................    3,248      2,692        3,552         4,327
Net income..........................................    3,928      4,099        4,983         5,810
Net income per common share.........................     0.17       0.18         0.21          0.25

1993
Interest income.....................................  $43,767    $40,334     $ 38,386       $35,459
Interest expense....................................   27,600     25,950       25,356        22,297
Net interest income.................................   16,167     14,384       13,030        13,162
Provision for loan losses...........................    6,680      7,446        6,192         2,266
Investment and mortgage-backed security gains.......                            2,301           202
Income before income taxes..........................    4,950      5,915        7,608         5,900
Income taxes........................................    1,905      2,763        3,290         2,428
Income before extraordinary item....................    3,045      3,152        4,318         3,471
Extraordinary loss..................................                           (1,113)
Net income..........................................    3,045      3,152        3,205         3,472
Net income per common share before extraordinary
  loss..............................................     0.16       0.17         0.19          0.15
Extraordinary loss due to the redemption of
  subordinated debentures...........................                            (0.05)
Net income per common share.........................     0.16       0.17         0.14          0.15

                                 EXHIBIT INDEX

EXHIBIT                                                                                  PAGE
NUMBER                                                                                  NUMBER
- ------                                                                                  ------
  3.1      Certificate of Incorporation*..............................................
  3.2      Bylaws*....................................................................
 10.1      Westcorp Incentive Stock Option Plan**.....................................
 10.2      Westcorp Employee Stock Ownership and Salary Savings Plan*.................
 10.3      Westcorp 1991 Stock Option Plan***.........................................
 11.1      Statement Re Computation of Earnings Per Share.............................   F-30
 22.1      Subsidiaries of Westcorp...................................................   F-31
 23.1      Consent of Independent Auditors............................................   F-32
   27      Financial Data Schedule....................................................

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