Form 10-Q
period 1995-03-31
WESTCORP /CA/
filed 1995-05-12
CIK 813461

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
  (Mark One)
  [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                       OR

  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

       For the transition period from                 to
                                      ---------------    ---------------

                      COMMISSION FILE NUMBER 33-13646


                                    WESTCORP
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                   CALIFORNIA                              51-0308535
                           --------------------------                   ----------------
                         (State or other jurisdiction of                (I.R.S. Employer
                         incorporation or organization)                Identification No.)

                   23 PASTEUR, IRVINE, CALIFORNIA 92718-3804
                   -----------------------------------------
                    (Address of principal executive offices)

                                 (714) 727-1000
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x    No
                                               ------   -------
As of April 30, 1995, the registrant had 24,336,788 outstanding shares of common stock, $1.00 par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 30.

                           WESTCORP AND SUBSIDIARIES

                                   FORM 10-Q

                                 MARCH 31, 1995

                               TABLE OF CONTENTS

                         _____________________________

                                                                                 Page No.
                                                                                ----------
    PART I.    FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Consolidated Statements of Financial Condition at
               March 31, 1995 and December 31, 1994                                  3

               Consolidated Statements of Income for the
               Three Months Ended March 31, 1995 and 1994                            4

               Consolidated Statements of Cash Flows for the
               Three Months Ended March 31, 1995 and 1994                            5

               Notes to Unaudited Consolidated Financial Statements                  7

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                  12

   PART II.    OTHER INFORMATION

    Item 1.    Legal Proceedings                                                    28

    Item 2.    Changes in Securities                                                28

    Item 3.    Defaults Upon Senior Securities                                      28

    Item 4.    Submission of Matters to a Vote of Security Holders                  28

    Item 5.    Other Information                                                    28

    Item 6.    Exhibits and Reports on Form 8-K                                     28

   SIGNATURES                                                                       29

   Exhibit 11  Computation of Earnings Per Share                                    30

                         PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                           WESTCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)

                                                                                         MARCH 31,          DECEMBER 31,
                                                                                           1995                 1994
                                                                                       ----------             ----------
                                                                                         (DOLLARS IN THOUSANDS, EXCEPT
                                                                                               PER-SHARE AMOUNTS)
ASSETS
  Cash, interest-bearing deposits with other financial institutions and
    other short term investments                                                       $  154,614             $  166,293
  Investment securities available for sale                                                118,172                114,764
  Mortgage-backed securities held to maturity (fair value 1995: $399,527;
    1994: $305,466)                                                                       402,614                316,511
  Mortgage-backed securities available for sale                                           159,366                154,158
  Loans receivable, net of allowance for loan losses (1995: $40,670;
    1994: $41,323)                                                                      1,436,514              1,411,052
  Loans held for sale                                                                     398,826                304,506
  Premises and equipment, net                                                              65,291                 66,465
  Real estate owned, net                                                                   17,205                 23,927
  Accrued interest receivable                                                              13,008                 13,309
  Excess of purchase cost over net assets acquired                                          1,078                  1,099
  Federal Home Loan Bank stock                                                             24,074                 24,474
  Other assets                                                                            139,858                145,731
                                                                                       ----------             ----------
                                                                                       $2,930,620             $2,742,289
                                                                                       ==========             ==========
LIABILITIES
  Savings deposits                                                                     $1,757,295             $1,632,782
  Securities sold under agreements to repurchase                                          283,585                246,074
  Short term borrowings                                                                   228,521                210,578
  Federal Home Loan Bank advances                                                          81,000                 89,000
  Amounts held on behalf of trustee                                                       229,514                216,204
  Unearned insurance premiums and insurance reserves                                        4,620                  5,096
  Other liabilities                                                                        23,342                 26,392
                                                                                       ----------             ----------
                                                                                        2,607,877              2,426,126

SUBORDINATED DEBENTURES                                                                   103,975                103,851

SHAREHOLDERS' EQUITY:
    Common stock, par value $1.00 per share; authorized
      45,000,000 shares; issued and outstanding 23,148,286
      shares in 1995 and 23,145,640 shares in 1994                                         23,148                 23,146
    Paid-in capital                                                                       102,393                102,376
    Retained earnings                                                                      97,317                 92,788
    Unrealized loss on securities available for sale, net of tax                           (4,090)                (5,998)
                                                                                       ----------             ----------
                                                                                          218,768                212,312
                                                                                       ----------             ----------
                                                                                       $2,930,620             $2,742,289
                                                                                       ==========             ==========



 ______________________________

    See accompanying notes to unaudited consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31
                                                                      ------------------------
                                                                        1995            1994
                                                                      -------          -------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT
                                                                        PER-SHARE AMOUNTS)
Interest income:
  Loans, including fees                                               $37,085          $30,481
  Mortgage-backed securities                                            8,454            1,263
  Investment securities                                                 1,635            1,479
  Other                                                                 1,882              867
                                                                      -------          -------
    TOTAL INTEREST INCOME                                              49,056           34,090

Interest expense:
  Savings deposits                                                     22,886           14,608
  Repurchase agreements                                                 3,052
  Federal Home Loan Bank advances and
      other borrowings                                                  4,894            6,071
                                                                      -------          -------
    TOTAL INTEREST EXPENSE                                             30,832           20,679
                                                                      -------          -------
      NET INTEREST INCOME                                              18,224           13,411

Provision for loan losses                                                 638            4,241
                                                                      -------          -------
  NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                                          17,586            9,170

Other income:
  Automobile lending                                                   17,134           20,292
  Mortgage banking                                                      1,454            1,018
  Investment and mortgage-backed securities gains                         507
  Insurance income                                                        575            2,118
  Real estate operations                                                  523           (1,967)
  Rental operations                                                       (58)            (165)
  Miscellaneous                                                           108              135
                                                                      -------          -------
    TOTAL OTHER INCOME                                                 20,243           21,431

Other expenses:
  Salaries and employee benefits                                       14,708           13,239
  Occupancy                                                             2,307            1,957
  Insurance                                                             1,622            1,431
  Miscellaneous                                                         7,858            6,798
                                                                      -------          -------
    TOTAL OTHER EXPENSES                                               26,495           23,425
                                                                      -------          -------
    INCOME BEFORE INCOME TAXES                                         11,334            7,176
Income taxes                                                            4,722            3,248
                                                                      -------          -------
    NET INCOME                                                        $ 6,612          $ 3,928
                                                                      =======          =======
NET INCOME PER COMMON SHARE
  AND COMMON SHARE EQUIVALENT                                         $  0.27          $  0.16
                                                                      =======          =======
CASH DIVIDENDS DECLARED PER SHARE OF
  COMMON STOCK                                                        $ 0.090          $ 0.075
                                                                      =======          =======





__________________________________

     See accompanying notes to unaudited consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31
                                                                                        -----------------------
                                                                                          1995           1994
                                                                                        --------       --------
                                                                                        (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                              $  6,612       $  3,928
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
    Provision for losses, net                                                                538          4,241
    Depreciation and amortization                                                          1,849          1,656
    Amortization of deferred fees                                                          1,072           (427)
    Amortization of issuance costs                                                           124            143
    Decrease in interest receivable                                                          301          1,249
    Gain on nonoperating activities                                                       (2,747)          (832)
    Decrease in interest payable                                                          (3,509)        (3,081)
    Decrease in unearned insurance                                                          (476)          (420)
    Other, net                                                                             4,639          8,400
Net change in loans available for sale                                                   (93,284)       (14,819)
                                                                                        --------       --------
    NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                  (84,881)            38

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of mortgage-backed securities available for sale                              (59,498)
  Purchase of mortgage-backed securities held to maturity                                (85,628)
  Proceeds from sale of mortgage-backed securities available for sale                     51,806
  Payments on mortgage-backed securities                                                   2,465          2,244
  Net change in loans                                                                    (28,771)        80,146
  Additions to premises and equipment                                                       (651)        (2,950)
  Disposition of real estate owned                                                         9,611         13,906
  Purchase of FHLB stock                                                                    (288)          (161)
  Proceeds from sales of FHLB stock                                                          688
  Net decrease (increase) in trust receivable                                                254        (11,398)
  Net increase in trustee accounts                                                        13,310         20,163
                                                                                        --------       --------
NET CASH (USED IN)  PROVIDED BY INVESTING ACTIVITIES                                     (96,702)       101,950

                           WESTCORP AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31
                                                                                       ------------------------------
                                                                                         1995                 1994
                                                                                       ---------            ---------
                                                                                           (DOLLARS IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                             $ 124,513            $   4,042
  Increase in securities under agreement to repurchase                                    37,511
  Decrease in FHLB advances, net                                                          (8,000)              (5,000)
  Increase (decrease) in short-term borrowings, net                                       17,943             (124,511)
  Repayment of other borrowings                                                                                (9,629)
  Proceeds from sale of common stock                                                          20                  109
  Cash dividends                                                                          (2,083)              (1,643)
                                                                                       ---------            ---------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                 169,904             (136,632)
                                                                                       ---------            ---------
Net decrease in cash and equivalents                                                     (11,679)             (34,644)
Cash and equivalents at beginning of period                                              166,293              162,557
                                                                                       ---------            ---------
Cash and equivalents at end of period                                                  $ 154,614            $ 127,913
                                                                                       =========            =========
Supplemental disclosure of cash flow information:
Cash paid for:
  Interest                                                                             $  34,340            $  23,759
  Income taxes                                                                                17                2,950
Supplemental disclosures of noncash transactions:
  Acquisition of real estate acquired through foreclosure                              $   7,614            $   7,945






__________________________________

     See accompanying notes to unaudited consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NET BASIS OF PRESENTATION
The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Westcorp's annual report on Form 10-K for the year ended December 31, 1994.

Certain amounts from the 1994 consolidated financial statement amounts have been reclassified to conform to the 1995 presentation.

Effective January 1, 1995, Westcorp adopted Statement of Financial
Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan", ("SFAS No.114") as amended by Statement of Financial Accounting Standard No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures", ("SFAS No. 118").

                           WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B -  NET LOANS RECEIVABLE
Net loans receivable consisted of the following:

                                                     MARCH 31,          DECEMBER 31,
                                                        1995                1994
                                                     ----------          ----------
                                                         (DOLLARS IN THOUSANDS)
Real estate:
  Mortgage                                           $1,329,720          $1,308,585
  Construction                                           14,345              19,813
                                                     ----------          ----------
                                                      1,344,065           1,328,398
Less:  Undisbursed loan proceeds                          4,551               7,614
                                                     ----------          ----------
                                                      1,339,514           1,320,784
Consumer:
  Sales contracts                                       637,981             513,470
Less:  Unearned discounts                               106,541              82,762
                                                     ----------          ----------
                                                        531,440             430,708
                                                     ----------          ----------
                                                      1,870,954           1,751,492

Allowance for loan losses                               (40,670)            (41,323)
Deferred loan fees                                       (7,719)             (5,141)
Other                                                    12,775              10,530
                                                     ----------          ----------
                                                      1,835,340           1,715,558
Less:  Loans held for sale:
  Mortgage                                               10,315               2,954
  Consumer                                              388,511             301,552
                                                     ----------          ----------
                                                        398,826             304,506
                                                     ----------          ----------
                                                     $1,436,514          $1,411,052
    Total                                            ==========          ==========

Loans serviced by Westcorp for the benefit of others totaled approximately $3.0 billion and $2.9 billion at March 31, 1995 and December 31, 1994, respectively. These amounts are not reflected in the accompanying consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C - INVESTMENTS AVAILABLE FOR SALE
The aggregate amortized cost and approximate fair value of investment securities available for sale were as follows:

                                                                          MARCH 31, 1995
                                                                  AVAILABLE FOR SALE SECURITIES
                                             --------------------------------------------------------------------
                                                                   GROSS               GROSS
                                              AMORTIZED          UNREALIZED          UNREALIZED             FAIR
                                                 COST              GAINS                LOSS               VALUE
                                             --------------------------------------------------------------------
                                                                  (DOLLARS IN THOUSANDS)
U.S. Treasury securities and
  obligations of other U.S.
  Government agencies and
    corporations                              $119,409                 $87            $4,630            $114,866
Obligations of states and political
  subdivisions                                   3,523                                   242               3,281
Other                                               25                                                        25
                                              --------                 ---            ------            --------
                                              $122,957                 $87            $4,872            $118,172
                                              ========                 ===            ======            ========



                                                                        DECEMBER 31, 1994
                                                                  AVAILABLE FOR SALE SECURITIES
                                             --------------------------------------------------------------------
                                                                   GROSS               GROSS
                                              AMORTIZED          UNREALIZED          UNREALIZED             FAIR
                                                 COST              GAINS                LOSS               VALUE
                                             --------------------------------------------------------------------
                                                                      (DOLLARS IN THOUSANDS)
U.S. Treasury securities and
  obligations of other U.S.
  Government agencies and
    corporations                              $119,013                                $7,336            $111,677
Obligations of states and political
  subdivisions                                   3,524                                   462               3,062
Other                                               25                                                        25
                                              --------                 ---            ------            --------
                                              $122,562                                $7,798            $114,764
                                              ========                 ===            ======            ========

                          WESTCORP AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D - MORTGAGE-BACKED SECURITIES HELD TO MATURITY
Mortgage-backed securities held to maturity consisted of the following:

                                                         MARCH 31, 1995
                                                   HELD TO MATURITY SECURITIES
                                      ----------------------------------------------------
                                                      GROSS           GROSS
                                      AMORTIZED     UNREALIZED      UNREALIZED      FAIR
                                        COST          GAINS           LOSS         VALUE
                                      ---------     ----------      ----------    --------
                                                     (DOLLARS IN THOUSANDS)
 S>
GNMA certificates                     $284,864        $121             $2,035     $282,950
FNMA participation certificates        107,293                          1,123      106,170
FHLMC participation certificates        10,287                             50       10,237
Other participation certificates           170                                         170
                                      --------        ----             ------     --------
                                      $402,614        $121             $3,208     $399,527
                                      ========        ====             ======     ========

                                                        DECEMBER 31, 1994
                                                   HELD TO MATURITY SECURITIES
                                      ----------------------------------------------------
                                                      GROSS           GROSS
                                      AMORTIZED     UNREALIZED      UNREALIZED      FAIR
                                        COST          GAINS           LOSS         VALUE
                                      ---------     ----------      ----------    --------
                                                     (DOLLARS IN THOUSANDS)
GNMA certificates                     $208,307        $246            $ 6,539     $202,014
FNMA participation certificates        108,033                          4,752      103,281
Other participation certificates           171                                         171
                                      --------        ----            -------     --------
                                      $316,511        $246            $11,291     $305,466
                                      ========        ====            =======     ========



NOTE E - MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE
The aggregated amortized cost and approximate fair value of mortgage-backed securities available for sale were as follows:

                                                         MARCH 31, 1995
                                                  AVAILABLE FOR SALE SECURITIES
                                      ----------------------------------------------------
                                                      GROSS           GROSS
                                      AMORTIZED     UNREALIZED      UNREALIZED      FAIR
                                        COST          GAINS           LOSS         VALUE
                                      ---------     ----------      ----------    --------
                                                     (DOLLARS IN THOUSANDS)
GNMA certificates                     $ 44,410        $1,884          $1,451      $ 44,843
FNMA participation certificates         91,977            47           2,577        89,447
FHLMC participation certificates         3,060                           148         2,912
Collateralized mortgage obligations     22,310                           146        22,164
                                      --------        ------          ------      --------
                                      $161,757        $1,931          $4,322      $159,366
                                      ========        ======          ======      ========

                          WESTCORP AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                        DECEMBER 31, 1994
                                                  AVAILABLE FOR SALE SECURITIES
                                      ----------------------------------------------------
                                                      GROSS           GROSS
                                      AMORTIZED     UNREALIZED      UNREALIZED      FAIR
                                        COST          GAINS           LOSS         VALUE
                                      ---------     ----------      ----------    --------
                                                     (DOLLARS IN THOUSANDS)
GNMA certificates                     $ 50,637        $1,572          $1,036      $ 51,173
FNMA certificates                       80,622                         2,788        77,834
FHLMC participation certificates         3,082                            85         2,997
Other participation certificates        22,543                           389        22,154
                                      --------        ------          ------      --------
                                      $156,884        $1,572          $4,298      $154,158
                                      ========        ======          ======      ========

NOTE F - DIVIDENDS
On March 13, 1995, Westcorp paid a cash dividend of $0.09 per share. On February 13, 1995, Westcorp announced a 5% stock dividend for shareholders of record as of February 27, 1995, payable April 12, 1995. The per share amounts for all periods presented have been restated to reflect the increased shares outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

Total assets increased $188 million or 6.9% to $2.9 billion at March 31, 1995 from $2.7 billion at December 31, 1994. This increase is the result of increased loans receivable and the purchase of mortgage-backed securities in the held to maturity portfolio.

LOANS

Loans (including those held for sale), net of unearned discounts and undisbursed loan proceeds, increased $119 million or 6.8% since December 31, 1994. The increase is the result of the differential between loans originated and sold during the three month period. Westcorp has retained the servicing on almost all loans sold and receives a servicing fee therefrom. Included in the portfolio are loans held for sale of which $10.3 million are mortgage loans secured primarily by single family residences and $389 million which are retail installment sales contracts secured by motor vehicles. Westcorp's consumer loan origination activity has continued to increase, generating the increase in on balance sheet loans, despite continued loan sales in the secondary market.

Consumer loan originations were 18.1% higher for the three months ended March 31, 1995 compared to the same period in 1994. This increase was primarily the result of Westcorp's continued expansion throughout 1994 and into 1995 of its dealer center and branch network and favorable market conditions for automobile sales in California, Oregon, Nevada, Arizona, Texas, New Mexico, Washington, Idaho and Utah - the states in which Westcorp maintains offices.

Real estate originations were lower during the three month period of 1995 compared to the same period a year ago. The decrease in real estate originations is reflective of the lower level of refinancings due to the general increase in interest rates compared to the same period of 1994 and the continued sluggish California economy. The following table sets forth the loan origination, purchase and sale activity of Westcorp for the periods indicated.

                                                              FOR THE THREE MONTHS ENDED MARCH 31
                                                ---------------------------------------------------------------------
                                                          1995                                    1994
                                                ------------------------------          ------------------------------
                                                 MORTGAGE             CONSUMER           MORTGAGE             CONSUMER
                                                ----------            --------          ----------            --------
                                                                         (DOLLARS IN THOUSANDS)
Beginning balance                               $1,320,784            $430,708          $1,326,797            $230,351
Originations (1)                                    52,468             337,366             199,149             285,684
Purchases                                              179
Sales (2)                                            5,208             190,000             257,223             200,000
Principal reductions (3)                            28,709              46,634              56,759              41,726
                                                ----------            --------          ----------            --------
Ending balance                                  $1,339,514            $531,440          $1,211,964            $274,309
                                                ==========            ========          ==========            ========

(1) Includes automobile loans purchased from automobile dealers.
(2) Automobile loans sold to a grantor trust.
(3) Includes scheduled payments, prepayments and chargeoffs.

The real estate loan portfolio (including those classified as held for sale) consisted of the following:

                                                       MARCH 31, 1995                         DECEMBER 31, 1994
                                                ------------------------------          ------------------------------
                                                  AMOUNT                  %               AMOUNT                  %
                                                ----------              ------          ----------              ------
                                                                       (DOLLARS IN THOUSANDS)
Single family residential loans:
  First trust deeds                             $  738,869               55.1%          $  718,924               54.4%
  Second trust deeds                               121,234                9.1              126,365                9.6
                                                ----------              -----           ----------              -----
                                                   860,103               64.2              845,289               64.0
Multifamily residential loans                      466,262               34.8              459,883               34.8
Construction loans                                  14,345                1.1               19,813                1.5
Commercial loans                                     3,355                0.3                3,413                0.3
                                                ----------              -----           ----------              -----
                                                 1,344,065                               1,328,398
Less:  Undisbursed loan proceeds                     4,551                0.4                7,614                0.6
                                                ----------              -----           ----------              -----
                                                $1,339,514              100.0%          $1,320,784              100.0%
                                                ==========              =====           ==========              =====

Westcorp's portfolio consisted primarily of adjustable rate mortgage loans as shown below:

                                                       MARCH 31, 1995                         DECEMBER 31, 1994
                                                ------------------------------          ------------------------------
                                                  AMOUNT                  %               AMOUNT                  %
                                                ----------              ------          ----------              ------
                                                                       (DOLLARS IN THOUSANDS)
Fixed rate loans:
  Single family                                 $   95,669                7.1%          $  103,189                7.8%
  Multifamily                                          393                0.1                  394                0.1
Adjustable rate loans:
  Negative amortizing                              930,160               69.4              916,916               69.3
  No negative amortizing                           313,292               23.4              300,285               22.8
                                                ----------              -----           ----------              -----
                                                $1,339,514              100.0%          $1,320,784              100.0%
                                                ==========              =====           ==========              =====


The composition of the consumer loan portfolio, all of which is fixed rate, was as follows:

                                                       MARCH 31, 1995                         DECEMBER 31, 1994
                                                ------------------------------          ------------------------------
                                                  AMOUNT                  %               AMOUNT                  %
                                                ----------              ------          ----------              ------
                                                                       (DOLLARS IN THOUSANDS)
Automobile loans, net                             $527,911               99.3%            $427,175               99.2%
Other                                                3,529                0.7                3,533                0.8
                                                  --------              -----             --------              -----
  Total portfolio                                 $531,440              100.0%            $430,708              100.0%
                                                  ========              =====             ========              =====

MORTGAGE-BACKED SECURITIES HELD TO MATURITY
During the first quarter of 1995, Westcorp purchased a portfolio of mortgage-backed securities held to maturity totalling $85.6 million at quarter end. This portfolio is part of Westcorp's overall strategy to fully employ capital and enhance net interest income.

ASSET QUALITY

GENERAL
Westcorp's real estate loan portfolio delinquency has improved over the past year. From mid-1992 through early 1994, the California economy, where substantially all of the collateral for Westcorp's real estate loans is located, experienced severe downturns in the market values of real estate, high levels of unemployment and a continued slump in residential construction and new home sales. The problems created by this economic slump were especially noticeable in the multifamily mortgage portfolio. While the economy has not fully recovered, the downward spiral appears to have stabilized, providing relief to California homeowners and borrowers.

DELINQUENCY
The percent of loans 60 days or more delinquent decreased to 0.9% at March 31, 1995 compared to 1.0% at December 31, 1994. Delinquent loans by type of loan and as a percentage of loans by type are summarized as follows at March 31, 1995 and December 31, 1994:

                                                                             MARCH 31, 1995
                                                                        NUMBER OF DAYS DELINQUENT
                                                     ----------------------------------------------------------------
                                                          60-89                90 OR MORE                TOTAL
                                                     -----------------      -----------------      ------------------
                                                     AMOUNT         %       AMOUNT         %       AMOUNT          %
                                                     ------        ---      -------       ---      -------        ---
                                                                         (DOLLARS IN THOUSANDS)
Single family residential homes                      $  980        0.1%     $13,304       1.5%     $14,284        1.7%
Multifamily residential homes                           181        0.1        1,425       0.3        1,606        0.3
Consumer                                                968        0.2          366       0.1        1,334        0.3
                                                     ------        ---      -------       ---      -------        ---
  Total                                              $2,129        0.1%     $15,095       0.8%     $17,224        0.9%
                                                     ======        ===      =======       ===      =======        ===


                                                                            DECEMBER 31, 1994
                                                                        NUMBER OF DAYS DELINQUENT
                                                     ----------------------------------------------------------------
                                                          60-89                90 OR MORE                TOTAL
                                                     -----------------      -----------------      ------------------
                                                     AMOUNT         %       AMOUNT         %       AMOUNT          %
                                                     ------        ---      -------       ---      -------        ---
                                                                         (DOLLARS IN THOUSANDS)
Single family residential homes                      $  899        0.1%     $13,253       1.6%     $14,152        1.7%
Multifamily residential homes                           317        0.1        1,393       0.3        1,710        0.4
Consumer                                                576        0.1          228       0.1          804        0.2
                                                     ------        ---      -------       ---      -------        ---
  Total                                              $1,792        0.1%     $14,874       0.8%     $16,666        1.0%
                                                     ======        ===      =======       ===      =======        ===

NONPERFORMING ASSETS

Nonperforming assets ("NPA") consist of nonperforming loans ("NPL"), insubstance foreclosures ("ISF"), and real estate acquired through foreclosure ("REO"). REOs and ISFs are accounted for at fair value. NPLs are defined as all loans on nonaccrual that are, mortgage loans 90 days or more past due or performing loans where full collection of principal and interest is not reasonably assured. When a loan is designated as nonaccrual, all previous accrued interest is reversed. At March 31, 1995, interest on nonperforming loans excluded from interest income was $0.9 million. At March 31, 1994, such amount was $6.4 million.

As a result of the adoption of SFAS No. 114, Westcorp reclassified $3.0 million of assets from ISFs back to NPL. A loan is impaired when, based on current information and events, it is probable that Westcorp will be unable to collect all amounts due according to the contractual terms of the loan agreement. Westcorp measures impairment based on the fair value of the loans collateral. Changes in the fair value are recorded through the allowance for loan losses. At March 31, 1995, $5.2 million in loans were considered impaired.


Nonperforming loans consisted of the following:

                                                                                     MARCH 31,        DECEMBER 31,
                                                                                       1995               1994
                                                                                     --------            -------
                                                                                        (DOLLARS IN THOUSANDS)
Loans 90 days or more past due                                                       $14,768             $13,950
Performing, nonaccrual loans                                                           5,637               3,717
                                                                                     -------             -------
  Total nonperforming loans                                                          $20,405             $17,667
                                                                                     =======             =======


Nonperforming loans by loan type consisted of the following:

                                                                                     MARCH 31,        DECEMBER 31,
                                                                                       1995               1994
                                                                                     --------            -------
                                                                                       (DOLLARS IN THOUSANDS)
Single family residential                                                            $13,779             $13,856
Multifamily 5-36 units                                                                 2,834               2,616
Multifamily over 36 units                                                              2,390                  59
Other                                                                                  1,402               1,136
                                                                                     -------             -------
  Total nonperforming loans                                                          $20,405             $17,667
                                                                                     =======             =======


Total NPAs decreased 11.3% to $38.4 million at March 31, 1995 compared to $43.3 million at December 31, 1994. The overall decrease is primarily attributable to an effective nonperforming asset disposition process and improving overall asset quality. At March 31, 1995, NPAs represented 1.3% of total assets compared to 1.6% at December 31, 1994.

The migration of nonperforming loans and real estate owned from December 31, 1994 to March 31, 1995 is shown below.

NONPERFORMING LOANS

                                                             SINGLE
                                                             FAMILY       MULTIFAMILY     MULTIFAMILY
                                             TOTAL         1-4 UNITS       5-36 UNITS      37+ UNITS      CONSTRUCTION
                                            -------       -----------      ----------      ---------      ------------
                                                                     (DOLLARS IN THOUSANDS)
Balance, 12/31/94                           $17,667         $13,856         $2,616          $   59           $1,136
New nonperforming loans                       6,100           4,675          1,425
Adjustment for impaired loans                 3,006                            350           2,390              266
REO                                          (3,291)         (2,602)          (630)            (59)
Cures and payoffs                            (1,842)         (1,465)          (377)
Chargeoffs                                   (1,235)           (685)          (550)
                                            -------         -------         ------          ------           ------
Balance, 3/31/95                            $20,405         $13,779         $2,834          $2,390           $1,402
                                            =======         =======         ======          ======           ======

REAL ESTATE ACQUIRED THROUGH FORECLOSURE

                                                             SINGLE
                                                             FAMILY       MULTIFAMILY     MULTIFAMILY
                                             TOTAL         1-4 UNITS       5-36 UNITS      37+ UNITS      CONSTRUCTION
                                            -------       -----------      ----------      ---------      ------------
                                                                     (DOLLARS IN THOUSANDS)
Balance, 12/31/94                           $20,737         $ 5,271        $ 4,028         $10,499           $ 939
New REO                                       7,614           3,282          2,713           1,619
Sales                                        (8,210)         (2,265)        (2,385)         (3,560)
Writedowns                                   (2,152)           (621)          (669)           (445)           (417)
                                            -------         -------        -------         -------           -----
Balance, 3/31/95                            $17,989         $ 5,667        $ 3,687         $ 8,113           $ 522
                                            =======         =======        =======         =======           =====


For nonperforming assets other than nonperforming loans, assets secured by multifamily residential properties continued to be the dominant asset type consisting of $11.8 million or 65.6% of these assets. Of the multifamily residential properties, $8.1 million are properties of 37 units or greater.

ALLOWANCE FOR LOAN AND REAL ESTATE LOSSES
Consistent with loan volume, loan sales, losses, nonaccrual loans and other relevant factors, Westcorp decreased its allowance for loan losses to $40.7 million at March 31, 1995 compared to $41.3 million at December 31, 1994. While Westcorp's nonperforming assets are mainly multifamily and construction loans, no single loan, borrower, or series of such loans predominate. The provision and allowance for loan losses are indicative of loan volumes, loss trends and management's analysis of market conditions. The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio.

The following table presents summarized data relative to the allowance for loan losses.

                                                                   MARCH 31,       DECEMBER 31,
                                                                     1995              1994
                                                                   ---------       ------------
                                                                     (DOLLARS IN THOUSANDS)
Total loans                                                       $1,870,954       $1,751,492
Allowance for loan losses                                             40,670           41,323
Allowance for real estate losses                                         784            1,684
Loans past due 60 days or more                                        17,224           16,666
Nonperforming  loans                                                  20,405           17,667
Nonperforming assets                                                  38,395           43,278
Allowance for loan losses as a percent of:
  Total loans                                                          2.2%             2.4%
  Loans past due 60 days or more                                     236.1            247.9
  Nonperforming loans                                                199.3            233.9
Total allowance as a percent of nonperforming assets                 108.0             99.4
Nonperforming loans as a percent of total loans                        1.1              1.0
Nonperforming assets as a percent of total assets                      1.3              1.6

The table below provides a historical analysis of the allowance for loan losses.

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31
                                                                                ----------------------
                                                                                 1995           1994
                                                                                -------        -------
                                                                                (DOLLARS IN THOUSANDS)
Balance at beginning of period                                                  $41,323        $39,677
Chargeoffs:
  Real estate                                                                      (741)        (1,861)
  Consumer                                                                       (2,311)        (2,428)
                                                                                -------        -------
                                                                                 (3,052)        (4,289)
Recoveries:
  Real estate                                                                        68            169
  Consumer                                                                          893          1,267
                                                                                -------        -------
                                                                                    961          1,436
                                                                                -------        -------
Net chargeoffs                                                                   (2,091)        (2,853)
Transfers from the allowance for real estate losses                                 800
Provision for loan losses                                                           638          4,241
                                                                                -------        -------
Balance at end of period                                                        $40,670        $41,065
                                                                                =======        =======

Ratio of net chargeoffs during
period to average loans outstanding
during the period (annualized)                                                     .49%           .74%
                                                                                =======        =======



Changes in the allowance for real estate losses were as follows:

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31
                                                                                ---------------------
                                                                                 1995           1994
                                                                                ------         ------
                                                                                (DOLLARS IN THOUSANDS)
Balance at beginning of period                                                  $1,684         $3,508
Provision for real estate losses                                                  (100)
Chargeoffs, net                                                                                   (38)
Transfers to the allowance for loan losses                                        (800)
                                                                                ------         ------
Balance at end of period                                                        $  784         $3,470
                                                                                ======         ======


Westcorp transferred $0.8 million of allowance for real estate losses to allowance for loan losses as part of implementing SFAS 114.

                             RESULTS OF OPERATIONS

SUMMARY
Westcorp reported net income of $6.6 million for the three months ended March 31, 1995, compared to $3.9 million for the respective period of 1994. Return on average assets was 1.00% for the three months ended March 31, 1995, compared to 0.77% for the same period of 1994. Return on average equity was 12.23% for the three months ended March 31, 1995, compared to 7.65% for the respective period of 1994. As discussed in greater detail below, net income was most affected by the following three factors.

  o Net interest income increased as interest margins widened and interest earning assets increased.
  o Provision for loan losses decreased consistent with lower loan losses and improved asset quality.
  o Other expenses increased as a result of continued expansion into other states and expanding servicing portfolios.

NET INTEREST INCOME
Net interest income for the three months ended March 31, 1995 was $18.2 million. For the same period of 1994, net interest income totaled $13.4 million.

Overall net interest margins increased 2 basis points for the three months ended March 31, 1995, compared to the same period of 1994 due to an increase of 65 basis points in the yield on interest earning assets while the cost of funds only increased 63 basis points for the same period.

The increase in yield on interest earning assets for the three months ended March 31, 1995, compared to the same period of 1994 was affected by a 209 basis point increase in the consumer loan portfolio, which is due to increased originations in Westcorp's consumer finance subsidiary that purchased contracts with higher yields. Additionally, the yield on mortgage backed securities increased 147 basis points due to the reinvestment of funds into mortgage-backed securities at higher rates than the rates on those assets sold or repaid as well as an increase in the overall amount of securities held.

Similarly, the increase in the cost of funds was affected by a 104 basis point increase in the cost of savings deposits and a $125 million increase in the amount of savings deposits for which interest was paid for the three months ended March 31, 1995 compared to the same period of 1994. This increase reflects a continued replacement of lower costing deposits with higher costing ones.

Interest rates earned and paid for the three months ended March 31, 1995 and 1994 are summarized as follows:

                                                 FOR THE THREE MONTHS ENDED
                                                          MARCH 31
                                                 --------------------------
                                                  1995                1994
                                                 ------              ------
                                                 YIELD/              YIELD/
                                                  RATE                RATE
                                                 ------              ------
Interest-earning assets:

  Investment securities                           5.56%               5.24%
  Mortgage-backed securities (1)                  6.91                5.44

  Loans:
    Consumer                                     15.05               12.96
    Mortgage                                      6.92                6.75
  Other                                           5.83                3.85
                                                 -----               -----
Total interest-earning assets                     8.05                7.40

Interest-bearing liabilities:

  Savings deposits                                5.48                4.44
  Public debt offerings (2)                       7.34                6.75
  Repurchase agreements                           5.11
  FHLB advances and other
    borrowings                                    7.45                7.72
                                                 -----               -----
Total interest-bearing liabilities                5.68                5.05

Interest rate spread                              2.37%               2.35%
                                                 =====               =====

Net yield on average interest
  earning assets                                  3.15%               2.78%
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

Westcorp originates both adjustable-rate mortgages (ARMs) and fixed-rate mortgages. To minimize the interest rate risk associated with its real estate loan portfolio, Westcorp generally retains the ARMs in its own loan portfolio and sells its fixed-rate loans in the secondary market with servicing rights retained. Westcorp has also purchased mortgage servicing rights (PMSRs) which act as a potential hedge against rising interest rates. During the first quarter of 1995, Westcorp purchased rights to service $307 million of single family residence mortgage loans for $3.3 million. At March 31, 1995, Westcorp serviced $1.7 billion in mortgage real estate loans for others. ARMs and adjustable-rate mortgage-backed securities (MBS) amounted to 77% of the total mortgage loans and MBS held by Westcorp at March 31, 1995. Interest rates generally adjust on a monthly, semiannual or annual basis with 98% of Westcorp's adjustable products adjusting monthly.

Westcorp also originates fixed-rate consumer loans. To minimize interest rate risk associated with its consumer loan portfolio, Westcorp has sold approximately two-thirds of its consumer loan production and retained the servicing rights and a portion of the interest payable. The interest rate passed through to the purchasers of those consumer loans is fixed, which provides off balance sheet match funding for the majority of Westcorp's consumer loans. The consumer loans retained on balance sheet have an average life of 1.8 years. At March 31, 1995, Westcorp serviced $1.3 billion in consumer loans for others.

Approximately 25% of Westcorp's other borrowed funds at March 31, 1995 had fixed rates and maturities greater than one year. Subordinated debentures, which represent 64% of this total, are redeemable in five years and mature in eight years.

Westcorp has entered into or committed to interest rate swaps and interest rate caps as hedges against market value changes in designated portions of its MBS portfolio. At March 31, 1995, swaps with a notional amount of $111 million and caps totalling $220 million were outstanding.

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

The following table illustrates the projected interest rate maturities, based upon certain assumptions, regarding the major asset and liability categories of Westcorp at March 31, 1995. The interest rate sensitivity of Westcorp's assets and liabilities illustrated in the following table could vary substantially if different assumptions were used or actual experience differs from the assumptions set forth.

                                                INTEREST RATE SENSITIVITY ANALYSIS
                                                         AT MARCH 31, 1995


                                      WITHIN       3 MONTHS     1 YEAR TO    3 YEARS TO       AFTER 5
                                     3 MONTHS     TO 1 YEAR      3 YEARS      5 YEARS          YEARS            TOTAL
                                    ----------    ----------    ----------    --------        -------        ----------
                                                                  (DOLLARS IN THOUSANDS)
Interest earning assets:
Investment securities                             $   26,430    $   17,803    $ 70,980        $  2,959       $  118,172
Other investments                   $  167,768           571                                                    168,339
Mortgage-backed  securities            144,999        73,398        45,627      43,787         254,169          561,980
Consumer loans (1)                      63,617       158,236       229,235      76,824           3,528          531,440
Mortgage loans:
  Adjustable rate (2)                  972,958       248,299        11,633         768                        1,233,658
  Fixed rate (2)                         4,808        12,241        25,971      17,101          35,941           96,062
  Construction (2)                       9,794                                                                    9,794
                                    ----------    ----------    ----------    --------        -------        ----------
Total interest earning assets        1,363,944       519,175       330,269     209,460         296,597        2,719,445

Interest bearing liabilities:
Savings deposits:
  Passbook/statement
      accounts(3)                        4,507        12,113        23,976      15,386          27,596           83,578
  Money market deposit
      accounts (3)                          36            96           189         121             214              656
  Certificate accounts (4)             299,009       972,515       370,201      31,089             247        1,673,061
FHLB advances (4)                        5,000        16,000        47,000       6,500           6,500           81,000
Other borrowings (4)                   512,061            14            31                     103,975          616,081
                                    ----------    ----------    ----------    --------        -------        ----------
Total interest bearing
  liabilities                          820,613     1,000,738       441,397      53,096         138,532        2,454,376
                                    ----------    ----------    ----------    --------        -------        ----------
Excess interest earning
  assets (liabilities)                 543,331      (481,563)     (111,128)    156,364         158,065          265,069

Effect of hedging activities           218,000      (100,000)      (50,000)    (33,000)        (35,000)
                                    ----------    ----------    ----------    --------        -------        ----------
Hedged excess                       $  761,331    $ (581,563)   $ (161,128)   $123,364        $123,065       $  265,069
                                    ==========    ==========    ==========    ========        ========       ==========
Cumulative excess                   $  761,331      $179,768       $18,640    $142,004        $265,069       $  265,069
                                    ==========    ==========    ==========    ========        ========       ==========
Cumulative excess as a
  percentage of total assets            25.98%         6.13%         0.64%       4.85%           9.04%            9.04%

(1) Based on contractual maturities adjusted by Westcorp's historical prepayment rate.
(2)   Based on interest rate repricing adjusted for projected prepayments.
(3)   Based on assumptions established by the Office of Thrift Supervision.
(4)   Based on contractual maturity.

PROVISION FOR LOAN LOSSES
The provision for loan losses for the three months ended March 31, 1995 was $0.6 million compared to $4.2 million during the comparable period of 1994. Westcorp recorded lower provisions for loan losses for the first three months of 1995 compared to 1994 as a result of lower chargeoffs and improved asset quality.

OTHER INCOME
Total other income decreased for the three months ended March 31, 1995 compared to the same period in 1994. Other income is generated from automobile lending activities, mortgage banking activities, and other ancillary sources.

AUTOMOBILE LENDING
Westcorp originates and sells automobile sales contracts with servicing rights
retained in the secondary market through a grantor trust structure.   Income
from automobile loan banking includes gain or loss from the sale of loans, loan servicing income net of amortization of capitalized servicing, and other related income such as document fees and late charges. For the three months ended March 31, 1995, automobile lending generated income of $17.1 million compared to $20.3 million for the same period of 1994.

During the three months ended March 31, 1995, net gain on automobile loan sales totaled $1.1 million. This compares to gain from loan sales of $2.2 million for the three months ended March 31, 1994. The lower gain on sales during 1995 are a result of narrower interest margins driven by a rising interest rate environment, which affects the pricing of loan sales. Automobile loans sold during the first three months of 1995 totaled $190 million compared to $200 million during the first three months of 1994. On April 4, 1995, Westcorp sold an additional $190 million of automobile loans.

Net loan servicing income totaled $11.2 million for the three months ended March 31, 1995, compared to $15.2 million for the comparable period of 1994. Westcorp serviced $1.3 billion of automobile loans for others at March 31, 1995 compared to $1.1 billion at March 31, 1994.

Automobile loan banking income for the three month period ended March 31, 1995 and 1994 is summarized as follows:

                                                               FOR THE THREE MONTHS
                                                                   ENDED MARCH 31
                                                            ---------------------------
                                                             1995                1994
                                                            -------             -------
                                                               (DOLLARS IN THOUSANDS)
Net gain from sale of
  automobile loans                                           $1,126              $2,204
Loan servicing income, net                                   11,197              15,176
Other                                                         4,811               2,912
                                                            -------             -------
                                                            $17,134             $20,292
                                                            =======             =======



MORTGAGE BANKING
Westcorp originates mortgage loans for sale in the secondary market. Mortgage banking operations include gain and loss on the sale of loans, loan servicing income net of amortization of capitalized servicing, and other income which is primarily late charges. During the three months ended March 31, 1995, mortgage banking generated income of $1.5 million compared to income of $1.0 million for the comparable period of 1994.

Loss on sales of mortgage loans for the three months ended March 31, 1995 totaled $90 thousand compared to gain on sales of mortgage loans of $142 thousand during the comparable period of 1994. Gain and loss on mortgage loan sales are directly related to the overall interest rate environment. During 1995, interest rates have increased for mortgage loans in contrast to the declining interest rate environment during 1993 and early 1994. This change in the interest rate environment has adversely affected loan volumes and the pricing of mortgage loans. Loans sold during the first three months of 1995 totaled $5.2 million compared to $257 million for the first three months of 1994. Mortgage loans held for sale increased from $3.0 million at December 31, 1994 to $10.3 million at March 31, 1995.

Net loan servicing income increased to $1.3 million for the three months ended March 31, 1995 compared to $0.6 million for the comparable period of 1994 as a result of a larger servicing portfolio. At March 31, 1995, Westcorp serviced $1.7 billion of mortgage loans for others compared to $1.4 billion at March 31, 1994.

Mortgage banking income for the three months ended March 31, 1995 and 1994 is summarized as follows:

                                                                       FOR THE THREE MONTHS
                                                                           ENDED MARCH 31
                                                                     --------------------------
                                                                      1995                1994
                                                                     ------              ------
Net (loss) gain from sale of
  mortgage loans                                                     $  (90)             $  142
Loan servicing income, net                                            1,280                 570
Other                                                                   264                 306
                                                                     ------              ------
                                                                     $1,454              $1,018
                                                                     ======              ======



MISCELLANEOUS
Other sources of income include insurance income and real estate operations. Insurance income is generated primarily from commissions earned on the sale of loan-related insurance products as well as insurance-related investment products. Insurance income for the three months ended March 31, 1995, totaled $0.6 million compared to $2.1 million for the same period in 1994.

Real estate operations include the ongoing costs of operations and disposition associated with Westcorp's investments in joint ventures and REO. Real estate operations earned $0.5 million in the three months ended March 31, 1995 compared to a loss of $2.0 million for the same period in 1994. The changes between quarters is primarily a result of reduced expenses on nonperforming assets and increased gain on sales of REO.

OTHER EXPENSES
Other expenses consists of compensation and benefits, occupancy expense, insurance, and other operating expenses. Other expenses increased to $26.5 million for the three months ended March 31, 1995 compared to $23.4 million for the same period in 1994. The increase is primarily in compensation and benefits and is a function of increased loan servicing portfolios, and expansion of operations into additional states. The ratio of annualized operating expense to average serviced loans was 2.4% for the three months ended March 31, 1995 compared to 2.5% at March 31, 1994.

INCOME TAXES
The effective tax rates for the three months ended March 31, 1995 and 1994 were 41.7% and 45.3%, respectively.

                        CAPITAL RESOURCES AND LIQUIDITY

Westcorp has diversified sources of funds generated through its operations. Primary sources include deposits, loan principal and interest payments received, sale of mortgage loans and consumer loans, sale of mortgage-backed securities ("MBS") and the maturity or sale of investment securities. Other sources include commercial paper, Federal Home Loan Bank advances and reverse repurchase agreements. Prepayments on loans and mortgage-backed securities and deposit inflows and outflows are affected significantly by interest rates, real estate sales activity and general economic conditions.

Westcorp uses these sources to meet its business needs which include funding maturing certificates of deposits and savings withdrawals, repayment of borrowings, funding loan and investment commitments and real estate operations, meeting operating expenses, and maintaining minimum regulatory liquidity and capital levels.

During the first quarter of 1995, Westcorp purchased $145 million of MBS to more profitably employ its excess capital and enhance interest spreads. These securities have been segregated, on an individual security basis, into the available for sale portfolio and the held to maturity portfolio in the financial statements in accordance with management's intent and ability to hold to maturity. These purchases included both fixed and adjustable rate MBS.

Westcorp's wholly-owned subsidiary, Western Financial Savings Bank, F.S.B., (the "Bank") is a federally chartered savings bank. As such, it is subject to certain minimum capital requirements. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") separates all financial institutions into one of five capital categories: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". In order to be considered "well capitalized", an institution must have a total risk-based capital ratio of 10% or greater, a Tier 1 (i.e., core) risk-based capital ratio of 6% or greater, a leverage ratio (i.e., core) of 5% or greater and not be subject to any OTS order or directive to meet and maintain a specific capital level for any capital measure. At March 31, 1995 the Bank had a Tier 1 risk-based capital ratio of 8.19% and a leverage ratio of 6.29%. The Bank currently meets all the requirements of a "well capitalized" institution. Its regulatory capital position at March 31, 1995 was as follows:

                          TANGIBLE CAPITAL              CORE CAPITAL            RISK-BASED CAPITAL
                         -------------------        --------------------        -------------------
                          AMOUNT       RATIO         AMOUNT        RATIO         AMOUNT       RATIO
                         --------      -----        --------       -----        --------      -----
                                                   (DOLLARS IN THOUSANDS)
Regulatory capital       $187,389      6.28%(1)     $187,389       6.28%(1)     $266,192      11.64%(2)
Minimum OTS capital
  requirement              44,725      1.50%          89,450       3.00%         182,938       8.00%
                         --------      ----         --------       ----         --------      -----
Excess capital           $142,664      4.78%        $ 97,939       3.28%        $ 83,254       3.64%
                         ========      ====         ========       ====         ========      =====

(1)   As a percentage of total adjusted assets.
(2)   As a percentage of risk-weighted assets.

As a member of the FHLB System, the Bank is required to maintain a specified ratio of cash, short-term United States government and other qualifying securities to net withdrawable accounts and borrowings payable in a year or less. The required liquidity ratio is currently 5%. The Bank has maintained liquidity in excess of the required amount in 1995.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In 1994, Westcorp Financial Services, Inc. ("WFS"), the consumer lending subsidiary of the Bank, was served with a lawsuit on behalf of the general public that seeks injunctive relief, restitution and damages for alleged violations of certain consumer protection and Business and Profession Codes involving the placement of collateral protection insurance by the lender under the contractual provisions on its automobile loans. The class has been certified and WFS is vigorously defending. It is not yet possible to estimate potential liability or the likelihood thereof.

         Westcorp or its subsidiaries are also involved as parties to certain legal proceedings incidental to their businesses. Westcorp believes that the outcome of such proceedings will not have a material effect upon Westcorp's business or financial condition.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A)  EXHIBITS

         EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE

         EXHIBIT 27 - FINANCIAL DATA SCHEDULE

    (B)  REPORTS ON FORM 8-K

         None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WESTCORP
- -------------------------------------------------------------------------------
                                 (Registrant)





 Date: May 12, 1995                     By:  /s/Joy Schaefer
                                            -----------------------------
                                             Joy Schaefer
                                             Vice President and
                                             Chief Operating Officer

 Date: May 12, 1995                     By:  /s/Lee A. Whatcott
                                            -----------------------------
                                             Assistant Vice President and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)