Form 10-Q
period 1995-06-30
WESTCORP /CA/
filed 1995-08-14
CIK 813461

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

     (Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                 to
                                      ---------------    ----------------

                        COMMISSION FILE NUMBER 33-13646
                        -------------------------------


                                    WESTCORP
                ----------------------------------------------------
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

                                 (714) 727-1000
              ----------------------------------------------------
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

As of July 31, 1995, the registrant had 24,486,548 outstanding shares of common stock, $1.00 par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 30.

                           WESTCORP AND SUBSIDIARIES

                                   FORM 10-Q

                                 JUNE 30, 1995

                               TABLE OF CONTENTS

                         _____________________________

                                                                                                     Page No.
                                                                                                     --------
  PART I.   FINANCIAL INFORMATION

    Item 1.   Financial Statements
              Consolidated Statements of Financial Condition at
              June 30, 1995 and December 31, 1994                                                        3

              Consolidated Statements of Income for the
              Three and Six Months Ended June 30, 1995 and 1994                                          4

              Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 1995 and 1994                                                    5

              Notes to Unaudited Consolidated Financial Statements                                       7

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                       13

  PART II.   OTHER INFORMATION

    Item 1.   Legal Proceedings                                                                         29

    Item 2.   Changes in Securities                                                                     29

    Item 3.   Defaults Upon Senior Securities                                                           29

    Item 4.   Submission of Matters to a Vote of Security Holders                                       29

    Item 5.   Other Information                                                                         29

    Item 6.   Exhibits and Reports on Form 8-K                                                          29

   SIGNATURES                                                                                           30

                         PART I.  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                           WESTCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)

                                                                                        JUNE 30,                DECEMBER 31,
                                                                                          1995                      1994
                                                                                      ------------              ------------
                                                                                     (Dollars in thousands, except per-share
                                                                                                     amounts)
ASSETS
  Cash, interest-bearing deposits with other financial institutions and
     other short term investments                                                    $  169,367                 $  166,293
  Investment securities held to maturity (fair value 1995: $1,469)                        1,508
  Investment securities available for sale                                              119,978                    114,764
  Mortgage-backed securities held to maturity (fair value 1995: $456,012; 1994:
    $305,466)                                                                           450,662                    316,511
  Mortgage-backed securities available for sale                                         222,325                    154,158
  Loans receivable, net of allowance for loan losses (1995: $41,256;
    1994: $41,323)                                                                    1,448,499                  1,411,052
  Loans held for sale                                                                   233,246                    304,506
  Premises and equipment, net                                                            65,460                     66,465
  Real estate owned, net                                                                 13,279                     23,927
  Accrued interest receivable                                                            15,474                     13,309
  Excess of purchase cost over net assets acquired                                        1,057                      1,099
  Federal Home Loan Bank stock                                                           23,824                     24,474
  Other assets                                                                          185,244                    145,731
                                                                                     ----------                 ----------
                                                                                     $2,949,923                 $2,742,289
                                                                                     ==========                 ==========
LIABILITIES
  Savings deposits                                                                   $1,770,945                 $1,632,782
  Securities sold under agreements to repurchase                                        309,080                    246,074
  Short term borrowings                                                                 151,756                    210,578
  Federal Home Loan Bank advances                                                        76,000                     89,000
  Amounts held on behalf of trustee                                                     277,312                    216,204
  Unearned insurance premiums and insurance reserves                                      3,762                      5,096
  Other liabilities                                                                      28,545                     26,392
                                                                                     ----------                 ----------
                                                                                      2,617,400                  2,426,126

SUBORDINATED DEBENTURES                                                                 104,100                    103,851

SHAREHOLDERS' EQUITY:
  Common stock, par value $1.00 per share; authorized
    45,000,000 shares; issued and outstanding 24,480,058
    shares in 1995 and 23,145,640 shares in 1994                                         24,480                     23,146
  Paid-in capital                                                                       114,111                    102,376
  Retained earnings                                                                      91,570                     92,788
  Unrealized loss on securities available for sale, net of tax                           (1,738)                    (5,998)
                                                                                     ----------                 ----------
                                                                                        228,423                    212,312
                                                                                     ----------                 ----------
                                                                                     $2,949,923                 $2,742,289
                                                                                     ==========                 ==========

____________________

See accompanying notes to unaudited consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                  JUNE 30,                                JUNE 30,
                                                       ------------------------------          ------------------------------
                                                          1995                1994                1995                1994
                                                       ----------          ----------          ----------          ----------
                                                                    (Dollars in thousands, except per-share amounts)
 Interest income:
   Loans, including fees                               $   40,128          $   27,768          $   77,213          $   58,248
   Mortgage-backed securities                              11,794               1,443              20,249               2,705
   Investment securities                                    1,644               1,402               3,278               2,881
   Other                                                    1,369                 930               3,251               1,798
                                                       ----------          ----------          ----------          ----------
     TOTAL INTEREST INCOME                                 54,935              31,543             103,991              65,632

 Interest expense:
   Savings deposits                                        25,737              15,519              48,623              30,127
   Securities sold under agreements to repurchase           4,501                                   7,553
   Federal Home Loan Bank advances and other borrowings     4,423               3,445               9,317               9,515
                                                       ----------          ----------          ----------          ----------
     TOTAL INTEREST EXPENSE                                34,661              18,964              65,493              39,642
                                                       ----------          ----------          ----------          ----------

       NET INTEREST INCOME                                 20,274              12,579              38,498              25,990

   Provision for loan losses                                4,094               2,512               4,732               6,754
                                                       ----------          ----------          ----------          ----------
   NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                             16,180              10,067              33,766              19,236


 Other income:
   Automobile lending                                      21,058              17,858              38,192              38,144
   Mortgage banking                                           578                (740)              2,032                 285
   Investment and mortgage-backed securities gains            (21)                448                 486                 448
   Insurance income                                         1,833               2,115               2,409               4,233
   Real estate operations                                     145                 941                 668              (1,026)
   Rental operations                                         (100)               (132)               (158)               (296)
   Miscellaneous                                              163                 104                 269                 238
                                                       ----------          ----------          ----------          ----------
     TOTAL OTHER INCOME                                    23,656              20,594              43,898              42,026

 Other expenses:
   Salaries and employee benefits                          14,619              13,445              29,326              26,684
   Occupancy                                                2,346               2,067               4,653               4,025
   Insurance                                                1,336               1,278               2,957               2,709
   Miscellaneous                                            7,856               7,080              15,716              13,877
                                                       ----------          ----------          ----------          ----------
     TOTAL OTHER EXPENSES                                  26,157              23,870              52,652              47,295
                                                       ----------          ----------          ----------          ----------

     INCOME BEFORE INCOME TAXES                            13,679               6,791              25,012              13,967
 Income taxes                                               5,656               2,692              10,378               5,940
                                                       ----------          ----------          ----------          ----------

     NET INCOME                                        $    8,023          $    4,099          $   14,634          $    8,027
                                                       ==========          ==========          ==========          ==========

 NET INCOME PER COMMON SHARE
   AND COMMON SHARE EQUIVALENT                         $    0.32           $    0.17           $    0.59           $    0.33
                                                       ==========          ==========          ==========          ==========

 CASH DIVIDENDS DECLARED PER SHARE OF
   COMMON STOCK                                        $    0.090          $    0.075          $    0.180          $    0.150
                                                       ==========          ==========          ==========          ==========
 WEIGHTED AVERAGE NUMBER OF SHARES
   AND COMMON SHARE EQUIVALENTS                        24,692,589          24,269,656          24,619,122          24,233,913
                                                       ==========          ==========          ==========          ==========

---------------------
See accompanying notes to unaudited  consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                         SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                     ------------------------------
                                                                                     1995                    1994
                                                                                   --------                --------
                                                                                        (Dollars in thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                        $ 14,634               $  8,027
 Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for losses                                                            4,632                  5,254
      Depreciation and amortization                                                   3,654                  3,414
      Amortization of deferred fees                                                   1,587                   (666)
      Amortization of issuance costs                                                    249                    276
      (Increase) decrease in interest receivable                                     (2,165)                 1,500
      (Gains) losses on nonoperating activities                                     (10,137)                 4,049
      Decrease in interest payable                                                   (1,133)                  (816)
      Decrease in unearned insurance                                                 (1,334)                   (13)
      Other, net                                                                    (30,983)                11,615
 Net change in loans available for sale                                              77,276                 37,707
                                                                                   --------               --------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                                           56,280                 70,347


 CASH FLOWS FROM INVESTING ACTIVITIES:
 Maturities of investment securities                                                                         5,000
 Purchase of mortgage-backed securities available for sale                         (167,905)              (104,031)
 Purchase of mortgage-backed securities held to maturity                           (137,321)
 Proceeds from sale of mortgage-backed securities available for sale                 98,500
 Payments on mortgage-backed securities                                               7,230                  5,574
 Net change in loans                                                                (48,580)                (4,876)
 Additions to premises and equipment                                                 (2,604)                (4,340)
 Disposition of real estate owned                                                    17,605                 23,641
 Purchase of FHLB stock                                                                (557)                  (340)
 Proceeds from sales of FHLB stock                                                    1,207
 Net increase in trust receivable                                                    (8,460)               (11,735)
 Net increase in trustee accounts                                                    61,108                 32,467
                                                                                   --------               --------
 NET CASH USED IN INVESTING ACTIVITIES                                             (179,777)               (58,640)


____________________

See accompanying notes to unaudited  consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                   -------------------------------
                                                                                    1995                     1994
                                                                                   --------               --------
                                                                                       (Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                                           $138,163                $ 80,206
Increase in securities sold under agreements to repurchase                           63,006
Decrease in FHLB advances, net                                                      (13,000)                (29,000)
Decrease in short-term borrowings, net                                              (58,814)               (108,539)
Repayment of other borrowings                                                                               (26,333)
Redemption of subordinated debentures                                                                        (4,750)
Proceeds from sale of common stock                                                    1,496                     526
Cash dividends                                                                       (4,280)                 (3,371)
                                                                                   --------               ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                 126,571                 (91,261)
                                                                                   --------               ---------

Net increase (decrease) in cash and equivalents                                       3,074                 (79,554)
Cash and equivalents at beginning of period                                         166,293                 162,557
Cash and equivalents at end of period                                              $169,367                $ 83,003
                                                                                   ========                ========


Supplemental disclosure of cash flow information:
Cash paid for:
   Interest                                                                         $66,626                 $40,457
   Income taxes                                                                       6,212                   1,750
Supplemental disclosures of noncash transactions:
   Acquisition of real estate acquired through foreclosure                          $13,412                 $15,058







____________________

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Westcorp's annual report on Form 10-K for the year ended December 31, 1994.

Certain amounts from the 1994 consolidated financial statement amounts have been reclassified to conform to the 1995 presentation.

                           WESTCORP AND SUBSIDIARIES
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B -  NET LOANS RECEIVABLE
Net loans receivable consisted of the following:

                                           June 30,               December 31,
                                             1995                     1994
                                           ----------             ------------
                                                (Dollars in thousands)
Real estate:
  Mortgage                                $1,344,865              $1,308,585
  Construction                                10,217                  19,813
                                          ----------              ----------
                                           1,355,082               1,328,398
Less:  Undisbursed loan proceeds               2,504                   7,614
                                          ----------              ----------
                                           1,352,578               1,320,784

Consumer:
  Sales contracts                            418,373                 513,470
Less:  Unearned discounts                     48,889                  82,762
                                          ----------              ----------
                                             369,484                 430,708
                                          ----------              ----------
                                           1,722,062               1,751,492

Allowance for loan losses                    (41,256)                (41,323)
Deferred loan fees                            (7,699)                 (5,141)
Other                                          8,638                  10,530
                                          ----------              ----------
                                           1,681,745               1,715,558

Less:  Loans held for sale:
  Mortgage                                    40,224                   2,954
  Consumer                                   193,022                 301,552
                                          ----------              ----------
                                             233,246                 304,506
                                          ----------              ----------
    Total                                 $1,448,499              $1,411,052
                                          ==========              ==========

Loans serviced by Westcorp for the benefit of others totalled approximately $3.6 billion and $2.9 billion at June 30, 1995 and December 31, 1994, respectively. These amounts are not reflected in the accompanying consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C - INVESTMENT SECURITIES HELD TO MATURITY
Investment securities held to maturity  consisted of the following:

                                                                     June 30, 1995
                                                               Held to Maturity Securities
                                            -----------------------------------------------------------------
                                                              Gross               Gross
                                            Amortized        Unrealized          Unrealized             Fair
                                              Cost             Gain                Loss                Value
                                            ---------        ----------          ----------            -----
                                                                   (Dollars in thousands)
U.S. Treasury securities and
  obligations of other U.S.
  Government agencies and corporations      $1,508                                  $39                 $1,469
                                            ------              ------              ---                 ------
                                            $1,508                                  $39                 $1,469
                                            ======              ======              ===                 ======

                           WESTCORP AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D - INVESTMENT SECURITIES AVAILABLE FOR SALE
The aggregated amortized cost and approximate fair value of investment securities available for sale were as follows:

                                                                          JUNE 30, 1995
                                                                  AVAILABLE FOR SALE SECURITIES
                                              -------------------------------------------------------------------
                                                                   GROSS             GROSS
                                              AMORTIZED          UNREALIZED        UNREALIZED                FAIR
                                                COST                GAIN              LOSS                  VALUE
                                              ---------          ----------        ----------             --------
                                                                    (Dollars in thousands)
U.S. Treasury securities and
  obligations of other U.S.
  Government agencies and corporations        $118,302                 $219           $1,934              $116,587
Obligations of states and political
  subdivisions                                   3,522                                   156                 3,366
Other                                               25                                                          25
                                              --------           ----------       ----------              --------
                                              $121,849                 $219           $2,090              $119,978
                                              ========           ==========       ==========              ========

                                                                     DECEMBER 31, 1994
                                                                 AVAILABLE FOR SALE SECURITIES
                                              -------------------------------------------------------------------
                                                                   GROSS             GROSS
                                              AMORTIZED          UNREALIZED        UNREALIZED               FAIR
                                                COST                GAIN              LOSS                 VALUE
                                              ---------          ----------        ----------             -------
                                                                  (Dollars in thousands)

U.S. Treasury securities and
  obligations of other U.S.
  Government agencies and corporations        $119,013                                $7,336              $111,677
Obligations of states and political
  subdivisions                                   3,524                                   462                 3,062
Other                                               25                                                          25
                                              --------           ----------       ----------              --------
                                              $122,562                                $7,798              $114,764
                                              ========           ==========       ==========              ========

                           WESTCORP AND SUBSIDIARIES
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E - MORTGAGE-BACKED SECURITIES HELD TO MATURITY
Mortgage-backed securities held to maturity consisted of the following:

                                                                           JUNE 30, 1995
                                                                     HELD TO MATURITY SECURITIES
                                             ----------------------------------------------------------------------------------
                                                                        GROSS                   GROSS
                                             AMORTIZED                UNREALIZED              UNREALIZED                FAIR
                                               COST                      GAIN                     LOSS                  VALUE
                                             ---------                ----------              ----------              --------
                                                                           (Dollars in thousands)
 GNMA certificates                            $334,490                   $7,332                   $1,777              $340,045
 FNMA participation certificates               105,996                                               265               105,731
 FHLMC participation certificates               10,011                       60                                         10,071
 Other participation certificates                  165                                                                     165
                                             ---------               ----------               ----------              --------
                                              $450,662                   $7,392                   $2,042              $456,012
                                             =========               ==========               ==========              ========

                                                                           DECEMBER 31, 1994
                                                                        HELD TO MATURITY SECURITIES
                                             ----------------------------------------------------------------------------------
                                                                       GROSS                   GROSS
                                             AMORTIZED               UNREALIZED              UNREALIZED               FAIR
                                                COST                    GAIN                    LOSS                  VALUE
                                             ---------               ----------              ----------             ---------
                                                                         (Dollars in thousands)
 GNMA certificates                            $208,307                     $246                  $ 6,539              $202,014
 FNMA participation certificates               108,033                                             4,752               103,281
 Other participation certificates                  171                                                                     171
                                             ---------               ----------               ----------             ---------
                                              $316,511                     $246                  $11,291              $305,466
                                             =========               ==========               ==========             =========

NOTE F - MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE
The aggregated amortized cost and approximate fair value of mortgage-backed securities available for sale were as follows:


                                                                           JUNE 30, 1995
                                                                     AVAILABLE FOR SALE SECURITIES
                                             ----------------------------------------------------------------------------------
                                                                       GROSS                   GROSS
                                             AMORTIZED               UNREALIZED              UNREALIZED               FAIR
                                                COST                    GAIN                    LOSS                  VALUE
                                             ---------               ----------              ----------              -------
                                                                         (Dollars in thousands)
 GNMA certificates                            $ 33,788                   $1,242                   $1,611              $ 33,419
 FNMA participation certificates                90,776                      479                      349                90,906
 FHLMC participation certificates               76,902                      718                    1,823                75,797
 Collateralized mortgage
   obligations                                  22,037                      327                      161                22,203
                                             ---------               ----------               ----------             ---------
                                              $223,503                   $2,766                   $3,944              $222,325
                                             =========               ==========               ==========             =========


                          WESTCORP AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                              DECEMBER  31, 1994
                                                         AVAILABLE FOR SALE SECURITIES
                                           ----------------------------------------------------------
                                                                GROSS         GROSS
                                           AMORTIZED         UNREALIZED     UNREALIZED          FAIR
                                              COST              GAIN           LOSS            VALUE
                                           ---------         ----------     ----------        --------
                                                                (Dollars in thousands)
GNMA certificates                          $ 50,637           $  1,572        $  1,036        $ 51,173
FNMA certificates                            80,622                              2,788          77,834
FHLMC participation certificates              3,082                                 85           2,997
Other participation certificates             22,543                                389          22,154
                                           --------           --------        --------        --------
                                           $156,884           $  1,572        $  4,298        $154,158
                                           ========           ========        ========        ========


NOTE G - DIVIDENDS
On March 13, 1995 and June 8, 1995, Westcorp paid a cash dividend of $0.09 per share. In addition, Westcorp paid a 5% stock dividend on April 12, 1995. The per share amounts for all periods presented have been restated to reflect the increased shares outstanding. On July 25, 1995, Westcorp announced a cash dividend of $0.09 per share for shareholders of record as of August 8, 1995, payable August 14, 1995.

NOTE H - OTHER EVENTS
Effective May 1, 1995, Westcorp transferred the automobile lending operations of Western Financial Savings Bank, F.S.B. (the "Bank") to one of its wholly-owned subsidiaries, WFS Financial Inc ("WFS"). WFS was known as Westcorp Financial Services, Inc. prior to April 28, 1995.

Effective August 8, 1995, WFS sold to the public 4.6 million shares of common stock at a price of $16.50 per share raising approximately $70 million in additional capital. The Bank retained an ownership interest in WFS of 80.3%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             FINANCIAL CONDITION

Total assets increased $208 million or 7.6% to $2.9 billion at June 30, 1995 from $2.7 billion at December 31, 1994. This increase is primarily the result of the purchase of mortgage-backed securities.

LOANS

Loans (including those held for sale), net of unearned discounts and undisbursed loan proceeds, decreased $29.4 million or 1.68% since December 31, 1994. The decrease is the result of the differential between loans originated and sold during the six month period ended June 30, 1995. Westcorp has retained the servicing on almost all loans sold and receives a servicing fee therefrom. Included in the portfolio are loans held for sale of which $40.2 million are mortgage loans secured primarily by single family residences and $193 million which are retail installment sales contracts secured by motor vehicles. Since December 31, 1994, Westcorp has increased the amount of consumer loans securitized, thereby reducing the overall amount of loans held on the balance sheet.

Consumer loan originations were 24.5% and 21.3% higher for the three and six months ended June 30, 1995 compared to the same periods in 1994. This increase was primarily the result of Westcorp's continued expansion throughout 1994 and into 1995 of its dealer center and branch network and favorable market conditions for automobile sales in California, Oregon, Nevada, Arizona, Texas, New Mexico, Washington, Idaho, Utah, Kansas and Colorado - the states in which Westcorp maintains offices.

Real estate originations were lower during the first three and six month periods of 1995 compared to the same periods a year ago. The decrease in real estate originations is reflective of the lower level of refinancings due to the general increase in interest rates compared to the same periods of 1994 and the continued sluggish California economy. The following table sets forth the loan origination, purchase and sale activity of Westcorp for the periods indicated.

                                                                     FOR THE SIX MONTHS ENDED JUNE 30,
                                            --------------------------------------------------------------------------------
                                                             1995                                       1994
                                            ----------------------------------------    ------------------------------------
                                             MORTGAGE              CONSUMER                  MORTGAGE               CONSUMER
                                            ----------             ---------                ----------              --------
                                                                              (Dollars in thousands)
Beginning balance                           $1,320,784             $ 430,708                $1,326,797              $230,351
Originations (1)                               120,438               697,151                   369,411               574,733
Purchases                                          201                                              18
Sales                                          (20,515)             (680,000)                 (374,660)             (430,000)
Principal reductions (2)                       (68,330)              (78,375)                 (112,687)              (77,127)
                                            ----------             ---------                ----------              --------
Ending balance                              $1,352,578             $ 369,484                $1,208,879              $297,957
                                            ==========             =========                ==========              ========

(1)   Includes automobile loans purchased from automobile dealers.
(2)   Includes scheduled payments, prepayments and chargeoffs.

The real estate loan portfolio (including those classified as held for sale) consisted of the following:

                                                   JUNE 30, 1995                                DECEMBER 31, 1994
                                          ------------------------------                    --------------------------
                                            AMOUNT                  %                         AMOUNT              %
                                          ----------              -----                     ----------          -----
                                                                      (Dollars in thousands)
Single family residential loans:
  First trust deeds                       $  751,700               55.6%                    $  718,924           54.4%
  Second trust deeds                         120,863                8.9                        126,365            9.6
                                          ----------              -----                     ----------          -----
                                             872,563               64.5                        845,289           64.0
Multifamily residential loans                468,996               34.7                        459,883           34.8
Construction loans                            10,217                0.8                         19,813            1.5
Commercial loans                               3,306                0.2                          3,413            0.3
                                          ----------              -----                     ----------          -----
                                           1,355,082                                         1,328,398
Less:  Undisbursed loan proceeds               2,504                0.2                          7,614            0.6
                                          ----------              -----                     ----------          -----
                                          $1,352,578              100.0%                    $1,320,784          100.0%
                                          ==========              =====                     ==========          =====


Westcorp's real estate portfolio consisted primarily of adjustable rate mortgage loans as shown below:

                                                   JUNE 30, 1995                                DECEMBER 31, 1994
                                          ------------------------------                    --------------------------
                                            AMOUNT                  %                         AMOUNT              %
                                          ----------              -----                     ----------          -----
                                                                      (Dollars in thousands)
Fixed rate loans:
  Single family                           $  117,941                8.7%                    $  103,189            7.8%
  Multifamily                                    392                0.1                            394            0.1
Adjustable rate loans:
  Negative amortizing                        922,709               68.2                        916,916           69.3
  No negative amortizing                     311,536               23.0                        300,285           22.8
                                          ----------              -----                     ----------          -----
                                          $1,352,578              100.0%                    $1,320,784          100.0%
                                          ==========              =====                     ==========          =====


The composition of the consumer loan portfolio, all of which is fixed rate, was as follows:


                                                   JUNE 30, 1995                                DECEMBER 31, 1994
                                          ------------------------------                    --------------------------
                                            AMOUNT                  %                         AMOUNT              %
                                          ----------              -----                     ----------          -----
                                                                      (Dollars in thousands)
Automobile loans, net                     $  364,461               98.6%                    $  427,175           99.2%
Other                                          5,023                1.4                          3,533            0.8
                                          ----------              -----                     ----------          -----
  Total portfolio                         $  369,484              100.0%                    $  430,708          100.0%
                                          ==========              =====                     ==========          =====

MORTGAGE-BACKED SECURITIES

During the first half of 1995, Westcorp purchased mortgage-backed securities totalling $305.2 million. This is part of Westcorp's overall strategy to fully employ capital and enhance net interest income.

ASSET QUALITY

GENERAL
Westcorp's real estate loan portfolio delinquency has increased over the past year. From mid-1992 through early 1994, the economy in California, where substantially all of the collateral for Westcorp's real estate loans is located, experienced severe downturns in the market values of real estate, high levels of unemployment and a continued slump in residential construction and new home sales. The problems created by this economic slump have been especially noticeable in the multifamily mortgage portfolio. While the economy has not fully recovered, the downward spiral appears to have stabilized.

DELINQUENCY
The percent of loans 60 days or more delinquent increased to 1.3% at June 30, 1995 compared to 1.0% at December 31, 1994. Delinquent loans by type of loan and as a percentage of loans by type are summarized as follows at June 30, 1995 and December 31, 1994:

                                                                            JUNE 30, 1995
                                                                        NUMBER OF DAYS DELINQUENT
                                           -------------------------------------------------------------------------------
                                                  60-89                       90 OR MORE                       TOTAL
                                           ------------------             ------------------            ------------------
                                           AMOUNT          %               AMOUNT         %             AMOUNT          %
                                           ------         ---              ------        ---            ------         ---
                                                                        (Dollars in thousands)
Single family residential homes            $2,005         0.2%            $12,897        1.5%           $14,902        1.7%
Multifamily residential homes               3,924         0.8               1,955        0.4              5,879        1.2
Consumer                                      828         0.2                 351        0.1              1,179        0.3
                                           ------         ---             -------        ---            -------        ---
  Total                                    $6,757         0.4%            $15,203        0.9%           $21,960        1.3%
                                           ======         ===             =======        ===            =======        ===


                                                                            JUNE 30, 1994
                                                                        NUMBER OF DAYS DELINQUENT
                                           -------------------------------------------------------------------------------
                                                  60-89                       90 OR MORE                       TOTAL
                                           ------------------             ------------------            ------------------
                                           AMOUNT          %               AMOUNT         %             AMOUNT          %
                                           ------         ---              ------        ---            ------         ---
                                                                        (Dollars in thousands)
Single family residential homes            $  899         0.1%            $13,253        1.6%           $14,152        1.7%
Multifamily residential homes                 317         0.1               1,393        0.3              1,710        0.4
Consumer                                      576         0.1                 228        0.1                804        0.2
                                           ------         ---             -------        ---            -------        ---
  Total                                    $1,792         0.1%            $14,874        0.8%           $16,666        1.0%
                                           ======         ===             =======        ===            =======        ===

NONPERFORMING ASSETS
Total nonperforming assets ("NPA") decreased 18.3% to $35.4 million at June 30, 1995 compared to $43.3 million at December 31, 1994. The overall decrease is primarily attributable to an effective nonperforming asset disposition process and improving overall asset quality. At June 30, 1995, NPAs represented 1.2% of total assets compared to 1.6% at December 31, 1994.

NPAs consist of nonperforming loans ("NPL") and real estate acquired through foreclosure ("REO"). REOs are accounted for at fair value. NPLs are defined as all loans on nonaccrual that are mortgage loans 90 days or more past due or performing loans where full collection of principal and interest is not reasonably assured. When a loan is designated as nonaccrual, all previous accrued interest is reversed. At June 30, 1995, interest on nonperforming loans excluded from interest income was $1.0 million compared to $6.9 million at June 30, 1994.

As a result of the adoption of SFAS No. 114, Westcorp reclassified $3.0 million of NPAs back to NPLs. A loan is impaired when, based on current information and events, it is probable that Westcorp will be unable to collect all amounts due according to the contractual terms of the loan agreement. Westcorp measures impairment based on the fair value of the loan's collateral. Changes in the fair value are recorded through the allowance for loan losses. At June 30, 1995, $6.1 million in loans were considered impaired.

Nonperforming loans consisted of the following:

                                                                    JUNE 30,            DECEMBER 31,
                                                                     1995                  1994
                                                                    -------             -----------
                                                                        (Dollars in thousands)
 Loans 90 days or more past due                                     $14,751               $13,950
 Performing, nonaccrual loans                                         6,546                 3,717
                                                                    -------               -------
   Total nonperforming loans                                        $21,297               $17,667
                                                                    =======               =======


Nonperforming loans by loan type consisted of the following:


                                                                    JUNE 30,            DECEMBER 31,
                                                                      1995                  1994
                                                                    --------             -----------
                                                                         (Dollars in thousands)
 Single family residential                                          $14,025               $13,856
 Multifamily 5-36 units                                               3,596                 2,616
 Multifamily 37+ units                                                2,383                    59
 Other                                                                1,293                 1,136
                                                                    -------               -------
    Total nonperforming loans                                       $21,297               $17,667
                                                                    =======               =======


The migration of nonperforming loans and real estate owned from December 31, 1994 to June 30, 1995 is shown below.

NONPERFORMING LOANS

                                                             SINGLE
                                                             FAMILY             MULTIFAMILY        MULTIFAMILY
                                             TOTAL         1 - 4 UNITS         5 - 36 UNITS         37+ UNITS       CONSTRUCTION
                                           ----------    ---------------     ----------------    --------------   ---------------
                                                                         (Dollars in thousands)
Balance, 12/31/94                          $ 17,667           $ 13,856            $  2,616             $     59       $  1,136
New nonperforming loans                      11,124              8,487               2,637
Adjustment for impaired loans                 3,006                                    350                2,390            266
REO                                          (5,739)            (4,677)             (1,003)                 (59)
Cures and payoffs                            (3,186)            (2,616)               (454)                  (7)          (109)
Chargeoffs                                   (1,575)            (1,025)               (550)
                                           --------           --------            --------             --------       --------
Balance, 6/30/95                           $ 21,297           $ 14,025            $  3,596             $  2,383       $  1,293
                                           ========           ========            ========             ========       ========


REAL ESTATE ACQUIRED THROUGH FORECLOSURE


                                                             SINGLE
                                                             FAMILY             MULTIFAMILY        MULTIFAMILY
                                             TOTAL         1 - 4 UNITS         5 - 36 UNITS         37+ UNITS       CONSTRUCTION
                                           ----------    ---------------     ----------------    --------------   ---------------
                                                                        (Dollars in thousands)
Balance, 12/31/94                          $ 20,737           $  5,271             $ 4,028             $ 10,499       $    939
New REO                                      13,412              6,233               5,560                1,619
Sales                                       (15,158)           ( 5,210)             (4,548)              (5,400)
Writedowns                                   (4,927)            (1,233)             (2,122)                (948)          (624)
                                           --------           --------            --------             --------       --------
Balance, 6/30/95                           $ 14,064           $  5,061             $ 2,918             $  5,770           $315
                                           ========           ========            ========             ========       ========

For nonperforming assets other than nonperforming loans, assets secured by multifamily residential properties continued to be the dominant asset type consisting of $8.7 million or 61.8% of these assets. Of the multifamily residential properties, $5.8 million are properties of 37 units or greater.

ALLOWANCE FOR LOAN AND REAL ESTATE LOSSES
Consistent with loan volume, loan sales, losses, nonaccrual loans and other relevant factors, Westcorp retained its allowance for loan losses at $41.3 million for June 30, 1995 and at December 31, 1994. While Westcorp's nonperforming assets are mainly multifamily and construction loans, no single loan, borrower or series of such loans predominate. The provision and allowance for loan losses are indicative of loan volumes, loss trends and management's analysis of market conditions. The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio.

The following table presents summarized data relative to the allowance for loan losses.

                                                                                     JUNE 30,                DECEMBER 31,
                                                                                       1995                      1994
                                                                                   ----------------       ----------------
                                                                                           (Dollars in thousands)
 Total loans                                                                       $ 1,722,062             $ 1,751,492
 Allowance for loan losses                                                              41,256                  41,323
 Allowance for real estate losses                                                          784                   1,684
 Loans past due 60 days or more                                                         21,961                  16,666
 Nonperforming  loans                                                                   21,296                  17,667
 Nonperforming assets                                                                   35,360                  43,278
 Allowance for loan losses as a percent of:
    Total loans                                                                          2.4%                    2.4%
    Loans past due 60 days or more                                                     187.9                   247.9
    Nonperforming loans                                                                193.7                   233.9
 Total allowance as a percent of nonperforming assets                                  118.9                    99.4
 Nonperforming loans as a percent of total loans                                         1.2                     1.0
 Nonperforming assets as a percent of total assets                                       1.2                     1.6




The table below provides a historical analysis of the allowance for loan losses.

                                                THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                     JUNE 30,                                JUNE 30,
                                           --------------------------------          -----------------------------
                                             1995                 1994                1995                 1994
                                           ----------            ----------          ----------         ----------
                                                                 (Dollars in thousands)

Balance at beginning of period            $  40,670             $  41,065           $  41,323          $  39,677
Chargeoffs:
  Real estate                                (1,617)               (1,176)             (2,358)            (3,038)
  Consumer                                   (3,086)               (2,389)             (5,397)            (4,818)
                                           --------              --------            --------           --------
                                             (4,703)               (3,565)             (7,755)            (7,856)
Recoveries:
  Real estate                                    59                   126                 127                296
  Consumer                                    1,136                 1,510               2,029              2,777
                                          ---------             ---------           ---------          ---------
                                              1,195                 1,636               2,156              3,073
                                          ---------             ---------           ---------          ---------
Net chargeoffs                               (3,508)               (1,929)             (5,599)            (4,783)
Transfers from the allowance for real
  estate losses                                                                           800
Provision for loan losses                     4,094                 2,512               4,732              6,754
                                          ---------             ---------           ---------          ---------
Balance at end of period                  $  41,256             $  41,648           $  41,256          $  41,648
                                          =========             =========           =========          =========
Ratio of net chargeoffs during
period to average loans outstanding
during the period (annualized)                  .80%                  .53%                .65%               .64%
                                          =========             =========           =========          =========


Changes in the allowance for real estate losses were as follows:


                                                  THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                       JUNE 30,                                JUNE 30,
                                             --------------------------------          -----------------------------
                                               1995                 1994                1995                 1994
                                             ----------            ----------          ----------         ----------
                                                                      (Dollars in thousands)

Balance at beginning of period              $     784             $   3,470           $   1,684          $   3,508
Provision for real estate losses                                     (1,500)               (100)            (1,500)
Chargeoffs, net                                                         541                                    503
Transfers to the allowance for loan
  losses                                                                                   (800)
                                            ---------             ---------            --------          ---------
Balance at end of period                    $     784             $   2,511            $    784          $   2,511
                                            =========             =========            ========          =========

Westcorp transferred $0.8 million of allowance for real estate losses to allowance for loan losses at March 31, 1995 as part of implementing SFAS 114.

RECENT EVENTS

Effective May 1, 1995, Westcorp transferred the automobile lending operations of the Bank to one of its wholly-owned subsidiaries, WFS. WFS was known as Westcorp Financial Services, Inc. prior to April 28, 1995.

Effective August 8, 1995, WFS sold to the public 4.6 million shares of common stock at a price of $16.50 per share raising approximately $70 million in additional capital. The Bank retained an ownership interest in WFS of 80.3%

                             RESULTS OF OPERATIONS

SUMMARY

Westcorp reported net income of $8.0 million and $14.6 million for the three and six months ended June 30, 1995, compared to $4.1 million and $8.0 million for the respective periods of 1994. Return on average assets was 1.2% and 1.1% for the three and six months ended June 30, 1995, compared to 0.8% for the same periods of 1994. Return on average equity was 14.6% and 13.3% for the three and six months ended June 30, 1995, compared to 8.0% and 7.8% for the respective periods of 1994. The increase in net income was most affected by the following three factors:

- Net interest income increased as interest margins widened and interest earning assets increased.
- Provision for loan losses decreased due to a lower level of loans receivable held on the balance sheet.
- Other expenses increased as a result of continued expansion into other states and expansion of servicing portfolios.

NET INTEREST INCOME

Net interest income for the three and six months ended June 30, 1995 was $20.3 million and $38.5 million. For the same periods of 1994, net interest income totalled $12.6 million and $26.0 million.

Overall net interest margins increased 13 basis points for the six months ended June 30, 1995, compared to the same period of 1994 due to an increase of 98 basis points in the yield on interest earning assets while the cost of funds increased 85 basis points for the same period.

The increase in yield on interest earning assets for the six months ended June 30, 1995, compared to the same period of 1994 was affected by a 175 basis point increase in the consumer loan portfolio, which is due to increased originations of contracts with higher yields. Additionally, the yield on mortgage backed securities increased 185 basis points due to the reinvestment of funds into mortgage-backed securities at higher rates than the rates on those assets sold or repaid as well as an increase in the overall amount of securities held.

The increase in the cost of funds was affected by a 120 basis point increase in the cost of savings deposits and a $138 million increase in the amount of savings deposits for which interest was paid for the six months ended June 30, 1995 compared to the same period of 1994. This increase reflects a continued replacement of lower costing deposits with higher costing ones.

Interest rates earned and paid for the three and six months ended June 30, 1995 and 1994 are summarized as follows:

                                               FOR THE THREE MONTHS ENDED                     FOR THE SIX MONTHS ENDED
                                                       JUNE 30,                                       JUNE 30,
                                            --------------------------------              --------------------------------
                                             1995                    1994                    1995                    1994
                                            --------               ---------               --------                --------
                                             YIELD/                  YIELD/                 YIELD/                  YIELD/
                                              RATE                    RATE                   RATE                    RATE
                                            --------               ---------               --------                --------
Interest-earning assets:

  Investment securities                       5.51%                   5.11%                   5.52%                   5.18%
  Mortgage-backed securities (1)              7.61                    5.47                    7.25                    5.45

  Loans:
      Consumer                               14.50                   13.18                   14.76                   13.01
      Mortgage                                7.54                    6.46                    7.23                    6.61
  Other                                       5.48                    4.30                    5.68                    4.07
                                             -----                   -----                   -----                   -----
Total interest-earning assets                 8.50                    7.18                    8.27                    7.29



Interest-bearing liabilities:

  Savings deposits                            5.81                    4.47                    5.65                    4.45
  Public debt offerings (2)                   7.29                    8.71                    7.31                    7.46
  Repurchase agreements                       5.85                                            5.53
  FHLB advances and other
    borrowings                                7.47                    7.55                    7.46                    7.64
                                             -----                   -----                   -----                   -----
  Total interest-bearing liabilities          6.03                    4.97                    5.86                    5.01

  Interest rate spread                        2.47%                   2.21%                   2.41%                   2.28%
                                             =====                   =====                   =====                   =====

  Net yield on average interest
    earning assets                            3.25%                   2.85%                   3.19%                   2.86%
                                             =====                   =====                   =====                   =====



______________
(1)   Includes collateralized mortgage obligations.
(2) Includes subordinated debentures, commercial paper and collateralized bonds.

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

Westcorp originates both adjustable-rate mortgages ("ARM") and fixed-rate mortgages. To minimize the interest rate risk associated with its real estate loan portfolio, Westcorp generally retains the ARMs in its own loan portfolio and sells its fixed-rate loans in the secondary market with servicing rights retained Westcorp has also purchased mortgage servicing rights (PMSR) which act as a potential hedge against rising interest rates. During the first half of 1995, Westcorp purchased rights to service $520 million of single family residential mortgage loans for $5.0 million. Subsequent to quarter-end, Westcorp purchased rights to service $1.0 billion of single family residential mortgage loans for $10.2 million. At June 30, 1995, Westcorp serviced $2.1 billion in mortgage real estate loans for others. ARMs and adjustable-rate mortgage-backed securities ("MBS") amounted to 73.7% of the total mortgage loans and MBS held by Westcorp at June 30, 1995. Interest rates generally adjust on a monthly, semiannual or annual basis with 95.7% of Westcorp's adjustable products adjusting monthly.

Westcorp also originates fixed-rate consumer loans. To minimize interest rate risk associated with its consumer loan portfolio, Westcorp has sold approximately two-thirds of its consumer loan production and retained the servicing rights in securitization transactions. The interest rate passed through to the purchasers of those consumer loans is fixed, which provides off balance sheet match funding for the majority of Westcorp's consumer loans. At June 30, 1995, Westcorp serviced $1.5 billion in consumer loans for others.

Approximately 25% of Westcorp's other borrowed funds at June 30, 1995 had fixed rates and maturities greater than one year. Subordinated debentures, which represent 65% of this total, are redeemable in five years and mature in eight years.

Westcorp has entered into or committed to interest rate swaps and interest rate caps as hedges against market value changes in designated portions of its MBS portfolio. At June 30, 1995, swaps with a notional amount of $110 million and caps totalling $220 million were outstanding. Westcorp also uses two-year Treasury securities forward agreements as hedges against market value changes in its consumer loan portfolio. These agreements are entered into by Westcorp in numbers and amounts which generally correspond to the principal amount of the securitization transactions. The market value of these forward agreements responds inversely to the market value changes of the underlying loans.
Because of this inverse relationship, Westcorp can effectively lock in its gross interest rate spread at the time the hedge transaction is entered into. Gains and losses relative to these agreements are deferred and recognized in full at the time of securitization as an adjustment to the gain or loss on the sale of consumer loans. Westcorp uses only highly rated counterparties and further reduces its risk by avoiding any material concentration with a single counterparty. Credit exposure is limited to those agreements with a positive fair value and only to the extent of that fair value.

The sensitivity of earnings to interest rate changes may be measured by the difference, or gap, between the amount of assets and liabilities scheduled to reprice, based on certain assumptions, within the same period expressed as a percentage of interest-earning assets. Conceptually, the lower the amount of this gap, the less sensitive earnings are to interest rate changes. A positive gap means an excess of assets over liabilities repricing during the same period. However, this method of measuring interest rate sensitivity does not take into account the differing repricing characteristics of various types of assets and liabilities. Thus, certain assets and liabilities that have similar maturities or periods to repricing may react in different ways to changes in market interest rates. For instance, Westcorp's ARMs are mainly tied to the Eleventh District Cost of Funds (COFI) which typically lags the market, and also generally have restrictions on the maximum amounts of periodic and/or total changes in interest rates and payments. On the other hand, maturing borrowings have no such restrictions and may reprice at current market rates.

The following table illustrates the projected interest rate maturities, based upon certain assumptions, regarding the major asset and liability categories of Westcorp at June 30, 1995. The interest rate sensitivity of Westcorp's assets and liabilities illustrated in the following table could vary substantially if different assumptions were used or actual experience differs from the assumptions set forth.

                       INTEREST RATE SENSITIVITY ANALYSIS
                                AT JUNE 30, 1995

                                    WITHIN          3 MONTHS         1 YEAR TO        3 YEARS TO     AFTER 5
                                   3 MONTHS        TO 1 YEAR          3 YEARS           5 YEARS       YEARS          TOTAL
                                 -----------      ----------        ----------       ----------    ----------     ------------
                                                                       (DOLLARS IN THOUSANDS)
 Interest earning assets:
 Investment securities                                              $   18,237       $  100,217    $    3,032     $    121,486
 Other investments               $   174,160      $      571                                                           174,731
 Mortgage-backed  securities          31,711         245,077            55,368           54,243       286,588          672,987
 Consumer loans (1)                   46,121         107,464           155,011           56,339         4,549          369,484
 Mortgage loans:
   Adjustable rate (2)               967,779         242,526            15,568              660                      1,226,533
   Fixed rate (2)                      5,042          16,014            34,336           22,490        40,450          118,332
   Construction (2)                    7,713                                                                             7,713
                                 -----------      ----------        ----------       ----------    ----------     ------------
 Total interest earning assets     1,232,526         611,652           278,520          233,949       334,619        2,691,266


 Interest bearing liabilities:
 Savings deposits:
   Passbook/statement
   accounts (3)                        4,034          10,825            21,447           13,771        24,748           74,825
   Money market deposit
   accounts (3)                           32              87               172              110           196              597
   Certificate accounts (4)          493,680         727,350           438,176           36,185           132        1,695,523
 FHLB advances (4)                     4,000          16,000            43,000            6,500         6,500           76,000
 Other borrowings (4)                460,794              13                26                        104,100          564,933
                                 -----------      ----------        ----------       ----------    ----------     ------------
 Total interest bearing
   liabilities                       962,540         754,275           502,821           56,566       135,676        2,411,878
                                 -----------      ----------        ----------       ----------    ----------     ------------
 Excess interest earning
   assets (liabilities)              269,986        (142,623)         (224,301)         177,383       198,943          279,388


 Effect of hedging activities         85,500                           (37,500)         (33,000)      (15,000)
                                 -----------      ----------        ----------       ----------    ----------     ------------
 Hedged excess                   $   355,486      $ (142,623)       $ (261,801)      $  144,383    $  183,943      $   279,388
                                 ===========      ==========        ==========       ==========    ==========      ===========
 Cumulative excess               $   355,486      $  212,863        $  (48,938)      $   95,445    $  279,388      $   279,388
                                 ===========      ==========        ==========       ==========    ==========      ===========

 Cumulative excess as a
   percentage of total assets          12.05%           7.21%            (1.66)%           3.24%         9.47%            9.47%

(1) Based on contractual maturities adjusted by Westcorp's historical prepayment rate.
(2)      Based on interest rate repricing adjusted for projected prepayments.
(3)      Based on assumptions established by the Office of Thrift Supervision.
(4)      Based on contractual maturity.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three and six months ended June 30, 1995 was $4.1 million and $4.7 million compared to $2.5 million and $6.8 million during the comparable periods of 1994. Westcorp recorded lower provisions for loan losses for the first six months of 1995 compared to 1994 as a result of a lower level of loans receivable held on the balance sheet.

OTHER INCOME

Total other income for the three and six months ended June 30, 1995 was $23.7 million and $43.9 million compared to $20.6 million and $42.0 million during the comparable periods of 1994. Other income is generated from automobile lending activities, mortgage banking activities, and other ancillary sources.

AUTOMOBILE LENDING

Westcorp originates and sells automobile sales contracts with servicing rights
retained in the secondary market.   Income from automobile lending includes
gain or loss from the sale of loans, loan servicing income net of amortization of capitalized servicing and other related income such as document fees and late charges. For the three and six months ended June 30, 1995, automobile lending generated income of $21.1 million and $38.2 million compared to $17.9 million and $38.1 million for the same periods of 1994.

During the three and six months ended June 30, 1995, net gain on automobile loan sales totalled $5.4 million and $6.5 million. This compares to loss from loan sales of $1.1 million and gain from loan sales of $1.1 million for the three and six months ended June 30, 1994. The higher gain on sales during 1995 are a result of wider interest margins driven by rising yields on loans sold, which affects the pricing of loan sales. Automobile loans sold during the first half of 1995 totalled $680 million compared to $430 million during the first half of 1994.

Net loan servicing income totalled $10.8 million and $22.0 million for the three and six months ended June 30, 1995, compared to $16.0 million and $31.1 million for the comparable periods of 1994. Westcorp regularly evaluates the methods and assumptions used to estimate its excess servicing asset. In 1994, Westcorp made an adjustment to servicing income earned on securitized consumer loans. Prior to 1994, regulatory guidance provided by the OTS regarding losses to be expected from auto financing activities precluded full recognition of cash flows received from securitized consumer loans as income. As a result of subsequent regulatory guidance on this issue, and not because of a result in changes in the underlying assumptions used by Westcorp, Westcorp recognized an additional $3.3 million of additional servicing income in each of the first two quarters of 1994. Absent such adjustment, servicing income would have been $24.5 million for the first half of 1994. Westcorp serviced $1.5 billion of automobile loans for others at June 30, 1995 compared to $1.1 billion at June 30, 1994.

Automobile lending income for the three and six months ended June 30, 1995 and 1994 is summarized as follows:

                                                   FOR THE THREE MONTHS                           FOR THE SIX MONTHS
                                                     ENDED JUNE 30,                                  ENDED JUNE 30,
                                            -------------------------------                 -------------------------------
                                              1995                   1994                     1995                   1994
                                            -------                 -------                 -------                --------
                                                                        (Dollars in thousands)
Net gain (loss) from sale of
  automobile loans                          $ 5,416                 $(1,140)                $ 6,542                 $ 1,064
Loan servicing income, net                   10,771                  15,973                  21,968                  31,149
Other                                         4,871                   3,025                   9,682                   5,931
                                            -------                 -------                 -------                 -------
                                            $21,058                 $17,858                 $38,192                 $38,144
                                            =======                 =======                 =======                 =======


MORTGAGE BANKING

Westcorp originates mortgage loans for sale in the secondary market. Mortgage banking operations include gain and loss on the sale of loans, loan servicing income net of amortization of capitalized servicing and other income which is primarily late charges. During the three and six months ended June 30, 1995, mortgage banking generated income of $0.6 million and $2.0 million compared to loss of $0.7 million and gain of $0.3 million for the comparable periods of 1994.

Loss on sales of mortgage loans for the three and six months ended June 30, 1995 totalled $437 thousand and $526 thousand compared to loss on sales of mortgage loans of $2.0 million and $1.9 million during the comparable periods of 1994. Gain and loss on mortgage loan sales are directly related to the overall interest rate environment. During 1995, interest rates have increased for mortgage loans in contrast to the declining interest rate environment during 1993 and early 1994. This change in the interest rate environment has adversely affected loan volumes and the pricing of mortgage loans. Loans sold during the first half of 1995 totalled $20.5 million compared to $374.7 million for the first half of 1994. Mortgage loans held for sale increased from $3.0 million at December 31, 1994 to $40.2 million at June 30, 1995.

Net loan servicing income was $0.8 million and $2.1 million for the three and six months ended June 30, 1995 compared to $1.1 million and $1.6 million for the comparable periods of 1994 as a result of a larger servicing portfolio. At June 30, 1995, Westcorp serviced $2.1 billion of mortgage loans for others compared to $1.4 billion at June 30, 1994.

Mortgage banking income for the three and six months ended June 30, 1995 and 1994 is summarized as follows:


                                                   FOR THE THREE MONTHS                           FOR THE SIX MONTHS
                                                     ENDED JUNE 30,                                  ENDED JUNE 30,
                                              ----------------------------                   ------------------------------
                                               1995                  1994                     1995                   1994
                                              -----                 ------                   ------                 -------
                                                                        (Dollars in thousands)
Net loss from sale of
  mortgage loans                              $(437)                $(2,035)                 $ (526)                $(1,893)
Loan servicing income, net                      781                   1,051                   2,060                   1,621
Other                                           234                     244                     498                     557
                                              -----                 -------                  ------                 -------
                                              $ 578                 $  (740)                 $2,032                 $   285
                                              =====                 =======                  ======                 =======

MISCELLANEOUS

Other sources of income include insurance income and real estate operations. Insurance income is generated primarily from commissions earned on the sale of loan-related insurance products as well as insurance-related investment products. Insurance income for the three and six months ended June 30, 1995, totalled $1.8 million and $2.4 million compared to $2.1 million and $4.2 million for the same periods in 1994.

Real estate operations include the ongoing costs of operation and disposition associated with Westcorp's investments in joint ventures and REO. Real estate operations earned $0.1 million and $0.7 million in the three and six months ended June 30, 1995 compared to $0.9 million and loss of $1.0 million for the same periods in 1994. The changes between quarters is primarily a result of reduced expenses on nonperforming assets and increased gain on sales of REO.

OTHER EXPENSES

Other expenses consist of compensation and benefits, occupancy expense, insurance and other operating expenses. Other expenses increased to $26.2 million and $52.7 million for the three and six months ended June 30, 1995 compared to $23.9 million and $47.3 million for the same periods in 1994. The increase is primarily in compensation and benefits and is a function of increased loan servicing portfolios and expansion of operations into additional states. The ratio of annualized operating expense to average serviced loans was 2.2% for the six months ended June 30, 1995 compared to 2.4% for the six months ended June 30, 1994.

INCOME TAXES

The effective tax rates for the six months ended June 30, 1995 and 1994 were 41.5% and 42.5%, respectively.

                        CAPITAL RESOURCES AND LIQUIDITY

Westcorp has diversified sources of funds generated through its operations. Primary sources include deposits, loan principal and interest payments received, sale of mortgage loans and consumer loans, sale of MBS and the maturity or sale of investment securities. Other sources include commercial paper, Federal Home Loan Bank advances and reverse repurchase agreements. Prepayments on loans and mortgage-backed securities and deposit inflows and outflows are affected significantly by interest rates, real estate sales activity and general economic conditions.

Westcorp uses these sources to meet its business needs which include funding maturing certificates of deposits and savings withdrawals, repayment of borrowings, funding loan and investment commitments and real estate operations, meeting operating expenses and maintaining minimum regulatory liquidity and capital levels.

During the first half of 1995, Westcorp purchased $305.2 million of MBS to more profitably employ its excess capital and enhance interest spreads. These securities have been segregated, on an individual security basis, into the available for sale portfolio and the held to maturity portfolio in the financial statements in accordance with management's intent and ability to hold to maturity. These purchases included both fixed and adjustable rate MBS.

Westcorp's wholly-owned subsidiary, the Bank is a federally chartered savings bank. As such, it is subject to certain minimum capital requirements. The Federal Deposit Insurance Corporation Improvement Act of 1991 separates all financial institutions into one of five capital categories: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". In order to be considered "well capitalized", an institution must have a total risk-based capital ratio of 10% or greater, a Tier 1 (i.e., core) risk-based capital ratio of 6% or greater, a leverage ratio (i.e., core) of 5% or greater and not be subject to any OTS order or directive to meet and maintain a specific capital level for any capital measure. At June 30, 1995 the Bank had a total risk-based capital ratio of 11.57%, a Tier 1 risk-based capital ratio of 9.64% and a leverage ratio of 6.40%. The Bank currently meets all the requirements of a "well capitalized" institution. Its regulatory capital position at June 30, 1995 was as follows:

                               TANGIBLE                 CORE                RISK-BASED
                                CAPITAL                CAPITAL                CAPITAL
                          -----------------       -----------------      ------------------
                          AMOUNT      RATIO       AMOUNT      RATIO      AMOUNT       RATIO
                          ------      -----       ------      -----      ------       -----
                                               (Dollars in thousands)
Regulatory capital       $189,986     6.40%(1)   $189,986     6.40%(1)   $228,185     11.57%(2)
Minimum OTS capital
  requirement              44,534     1.50%        89,069     3.00%       157,718      8.00%
                         --------     ----       --------     ----       --------      ----
Excess capital           $145,452     4.90%      $100,917     3.40%      $ 70,467      3.57%
                         ========     ====       ========     ====       ========      ====

(1)   As a percentage of total adjusted assets.
(2)   As a percentage of risk-weighted assets.

As a member of the Federal Home Loan Bank System, the Bank is required to maintain a specified ratio of cash, short-term United States government and other qualifying securities to net withdrawable accounts and borrowings payable in a year or less. The required liquidity ratio is currently 5%. The Bank has maintained liquidity in excess of the required amount in 1995.

                         PART II.  OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              In 1994, WFS, the consumer lending subsidiary of the Bank, was served with a lawsuit on behalf of the general public that seeks injunctive relief, restitution and damages for alleged violations of certain consumer protection and Business and Profession Codes involving the placement of collateral protection insurance by the lender under the contractual provisions on its automobile loans. The class has been certified and WFS is vigorously defending. In addition, the Bank has been served with a class action lawsuit, Charles Hubbard suing individually, on behalf of the general public and on behalf of all other similarly situated v. Western Financial Savings Bank, Los Angeles County Superior Court Case No. BC131541, filed on July 18, 1995. The lawsuit asserts certain allegations relating to the "forced placement" of collateral protection insurance, similar to the lawsuit pending against WFS. The Bank has not yet responded to this lawsuit. It is not yet possible to estimate potential liability for either lawsuit or the likelihood thereof.

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

              None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The annual meeting of shareholders was held on May 23, 1995.
              At the meeting, the shareholders approved the election of Alan L. Milligan and William J. Crawford to the Board of Directors, each for a term of two years.

ITEM 5.       OTHER INFORMATION

              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

    (A)       EXHIBITS

              Exhibit 27.  Financial Data Schedule

    (B)       REPORTS ON FORM 8-K

              None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    WESTCORP
                                  (Registrant)





Date: August 14, 1995           By: /s/ JOY SCHAEFER
      --------------------          ------------------------------------------
                                    Joy Schaefer
                                    Vice President and
                                    Chief Operating Officer

Date: August 14, 1995           By: /s/ LEE A. WHATCOTT
      --------------------          ------------------------------------------
                                    Lee A. Whatcott
                                    Assistant Vice President, Controller
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)