Form 10-Q
period 1995-09-30
WESTCORP /CA/
filed 1995-11-08
CIK 813461

                                UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
  [ x ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

  [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________


                       COMMISSION FILE NUMBER 33-13646



                                    WESTCORP
             ------------------------------------------------------
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

As of October 31, 1995, the registrant had 26,539,797 outstanding shares of common stock, $1.00 par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 30.

                           WESTCORP AND SUBSIDIARIES

                                   FORM 10-Q

                               SEPTEMBER 30, 1995

                               TABLE OF CONTENTS


                         -----------------------------

                                                                                                      Page No.
                                                                                                      --------
   PART I.     FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Consolidated Statements of Financial Condition at
               September 30, 1995 and December 31, 1994                                                   3

               Consolidated Statements of Income for the
               Three and Nine Months Ended September 30, 1995 and 1994                                    4

               Consolidated Statements of Cash Flows for the
               Nine Months Ended September 30, 1995 and 1994                                              5

               Notes to Unaudited Consolidated Financial Statements                                       7

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                       13

   PART II.    OTHER INFORMATION

    Item 1.    Legal Proceedings                                                                         29

    Item 2.    Changes in Securities                                                                     29

    Item 3.    Defaults Upon Senior Securities                                                           29

    Item 4.    Submission of Matters to a Vote of Security Holders                                       29

    Item 5.    Other Information                                                                         29

    Item 6.    Exhibits and Reports on Form 8-K                                                          29

SIGNATURES                                                                                               30

                         PART I.  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS


                           WESTCORP AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)

                                                                                        SEPTEMBER 30,     DECEMBER 31,
                                                                                            1995             1994
                                                                                        -------------    ------------
                                                                                             (Dollars in thousands,
                                                                                           except per-share amounts)
ASSETS
  Cash, interest-bearing deposits with other financial institutions and
    other short term investments                                                         $  125,156       $  166,293
  Investment securities held to maturity (fair value 1995: $1,472)                            1,507
  Investment securities available for sale                                                  114,596          114,764
  Mortgage-backed securities held to maturity (fair value 1995: $543,792;
    1994: $305,466)                                                                         537,995          316,511
  Mortgage-backed securities available for sale                                             187,639          154,158
  Loans receivable, net of allowance for loan losses (1995: $40,029;
      1994: $41,323)                                                                      1,403,077        1,411,052
  Loans held for sale                                                                       284,114          304,506
  Premises and equipment, net                                                                65,260           66,465
  Real estate owned, net                                                                     14,139           23,927
  Accrued interest receivable                                                                15,739           13,309
  Excess of purchase cost over net assets acquired                                            1,036            1,099
  Federal Home Loan Bank stock                                                               23,624           24,474
  Other assets                                                                              211,890          145,731
                                                                                         ----------       ----------
                                                                                         $2,985,772       $2,742,289
                                                                                         ==========       ==========
LIABILITIES
  Savings deposits                                                                       $1,773,663       $1,632,782
  Securities sold under agreements to repurchase                                            373,603          246,074
  Short term borrowings                                                                       6,935          210,578
  Federal Home Loan Bank advances                                                            72,000           89,000
  Amounts held on behalf of trustee                                                         307,849          216,204
  Unearned insurance premiums and insurance reserves                                          5,862            5,096
  Other liabilities                                                                          34,351           26,392
                                                                                         ----------       ----------
                                                                                          2,574,263        2,426,126

SUBORDINATED DEBENTURES                                                                     104,230          103,851

MINORITY INTEREST                                                                            18,947

SHAREHOLDERS' EQUITY:
    Common stock, par value $1.00 per share; authorized
      45,000,000 shares; issued and outstanding 24,521,304
      shares in 1995 and 23,145,640 shares in 1994                                           24,521           23,146
    Paid-in capital                                                                         166,807          102,376
    Retained earnings                                                                        98,439           92,788
    Unrealized loss on securities available for sale, net of tax                             (1,435)          (5,998)
                                                                                         ----------       ----------
                                                                                            288,332          212,312
                                                                                         ----------       ----------
                                                                                         $2,985,772       $2,742,289
                                                                                         ==========       ==========





____________________

See accompanying notes to unaudited consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                  Three Months Ended              Nine Months Ended
                                                                    September 30,                   September 30,
                                                              ------------------------        ------------------------
                                                                  1995          1994             1995          1994
                                                              -----------    ---------        ----------   -----------
                                                                 (Dollars in thousands, except per-share amounts)
Interest income:
  Loans, including fees                                       $    41,958   $    29,998      $   119,171   $    88,246
  Mortgage-backed securities                                       13,451         3,960           33,700         6,666
  Investment securities                                             1,628         1,323            4,906         4,204
  Other                                                             1,157           987            4,408         2,785
                                                              -----------   -----------      -----------   -----------
    TOTAL INTEREST INCOME                                          58,194        36,268          162,185       101,901

Interest expense:
  Savings deposits                                                 26,421        17,745           75,044        47,872
  Securities sold under agreements to repurchase                    5,557           499           13,109           499
  Federal Home Loan Bank advances and
    other borrowings                                                4,617         3,676           13,934        13,192
                                                              -----------   -----------      -----------   -----------
    TOTAL INTEREST EXPENSE                                         36,595        21,920          102,087        61,563
                                                              ------------  -----------      -----------   -----------
      NET INTEREST INCOME                                          21,599        14,348           60,098        40,338
Provision for loan losses                                           3,641         3,273            8,374        10,026
                                                              ------------  -----------      -----------   -----------
  NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                                      17,958        11,075           51,724        30,312

Other income:
  Automobile lending                                               25,115        15,376           63,306        53,789
  Mortgage banking                                                    742           448            2,774           465
  Investment and mortgage-backed securities gains                     698           313            1,184           761
  Insurance income                                                  1,853         1,392            4,261         5,626
  Real estate operations                                             (206)        3,470              462         2,444
  Rental operations                                                   (33)         (102)            (191)         (399)
  Miscellaneous                                                       200            40              469           277
                                                              -----------   -----------      -----------   -----------
    TOTAL OTHER INCOME                                             28,369        20,937           72,265        62,963

Other expenses:
  Salaries and employee benefits                                   16,858        12,951           46,183        39,635
  Occupancy                                                         2,617         2,223            7,270         6,248
  Insurance                                                         1,350         1,179            4,307         3,888
  Miscellaneous                                                     8,144         7,124           23,859        21,002
                                                              -----------   -----------      -----------   -----------
    TOTAL OTHER EXPENSES                                           28,969        23,477           81,619        70,773
                                                              -----------    -----------      -----------   -----------
    INCOME BEFORE INCOME TAXES                                     17,358         8,535           42,370        22,502
Income taxes                                                        7,125         3,552           17,503         9,492
                                                              -----------   ------------      -----------   -----------
    INCOME BEFORE MINORITY INTEREST                                10,233         4,983           24,867        13,010
Minority interest                                                   1,160                          1,160
                                                              -----------   -----------      -----------   -----------
    NET INCOME                                                $     9,073   $     4,983      $    23,707   $    13,010
                                                              ===========   ===========      ===========   ===========
NET INCOME PER COMMON SHARE
  AND COMMON SHARE EQUIVALENT                                 $      0.37   $      0.20      $      0.96   $      0.54
                                                              ===========   ===========      ===========   ===========
CASH DIVIDENDS DECLARED PER SHARE OF
  COMMON STOCK                                                $     0.090   $     0.075      $     0.270   $     0.225
                                                              ===========   ===========      ===========   ===========
WEIGHTED AVERAGE NUMBER OF SHARES
  AND COMMON SHARE EQUIVALENTS                                 24,824,526    24,365,744       24,642,100    24,275,997
                                                              ===========   ===========      ===========   ===========




_______________________

See accompanying notes to unaudited consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                         ----------------------------
                                                                                            1995               1994
                                                                                         ---------          ---------
                                                                                             (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                               $  23,707           $  13,010
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Provision for losses                                                                     8,274               7,920
    Depreciation and amortization                                                            5,593               5,245
    Amortization of deferred fees                                                            1,702                (310)
    Amortization of issuance costs                                                             379                 452
    (Increase) decrease in interest receivable                                              (2,430)                875
    (Gains) losses on nonoperating activities                                              (16,353)              5,446
    Decrease in interest payable                                                            (3,392)             (3,625)
    Increase (decrease) in unearned insurance                                                  766              (1,933)
    Minority interest                                                                        1,160
    Other, net                                                                             (35,645)             13,325
Net change in loans available for sale                                                      30,673                 521
                                                                                         ---------           ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   14,434              40,926

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available for sale                                       (14,198)
Maturities of investment securities                                                         20,000              20,000
Purchase of mortgage-backed securities available for sale                                 (200,753)           (128,256)
Purchase of mortgage-backed securities held to maturity                                   (245,375)           (201,845)
Proceeds from the sale of mortgage-backed securities available for sale                    164,722              43,018
Payments received on mortgage-backed securities                                             30,433               7,509
Net change in loans                                                                        (16,582)           (157,971)
Purchase of loans                                                                             (203)               (139)
Additions to premises and equipment                                                         (4,322)             (4,515)
Disposition of real estate owned                                                            27,238              40,096
Purchase of FHLB stock                                                                        (842)             (4,440)
Proceeds from sales of FHLB stock                                                            1,692               2,532
Net increase in trust receivable                                                           (22,342)            (15,856)
Net increase in trustee accounts                                                            91,645              32,374
                                                                                         ---------           ---------

NET CASH USED IN INVESTING ACTIVITIES                                                     (168,887)           (367,493)





_________________________

See accompanying notes to unaudited consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES

                                  (UNAUDITED)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                       -------------------------------
                                                                                           1995                1994
                                                                                       -----------          ----------
                                                                                            (Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public stock offering                                                      $  70,207
Net increase in deposits                                                                   140,881           $ 182,781
Increase in securities sold under agreements to repurchase                                 127,529              44,858
Decrease in FHLB advances, net                                                             (17,000)            (37,000)
(Decrease) increase in short-term borrowings, net                                         (203,630)             96,773
Repayment of other borrowings                                                                                  (26,325)
Redemption of subordinated debentures                                                                          (16,918)
Proceeds from sale of common stock                                                           1,813               1,204
Cash dividends                                                                              (6,484)             (5,107)
                                                                                         ---------           ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  113,316             240,266
                                                                                         ---------           ---------

Net decrease in cash and equivalents                                                       (41,137)            (86,301)
Cash and equivalents at beginning of period                                                166,293             162,557
                                                                                         ---------           ---------
Cash and equivalents at end of period                                                    $ 125,156           $  76,256
                                                                                         =========           =========
----------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
Cash paid for:
  Interest                                                                               $ 105,479           $  65,188
  Income taxes                                                                              12,050               3,850
Supplemental disclosures of noncash transactions:
  Acquisition of real estate acquired through foreclosure                                $  25,098           $  28,309




________________________

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Westcorp's annual report on Form 10-K for the year ended December 31, 1994.

Certain amounts from the 1994 consolidated financial statement amounts have been reclassified to conform to the 1995 presentation.

                           WESTCORP AND SUBSIDIARIES

NOTE B -  NET LOANS RECEIVABLE
Net loans receivable consisted of the following:

                                                                                       September 30,       December 31,
                                                                                           1995                1994
                                                                                       ------------         -----------
                                                                                           (Dollars in thousands)
Real estate:
  Mortgage                                                                              $1,350,080          $1,308,585
  Construction                                                                               5,004              19,813
                                                                                        ----------          ----------
                                                                                         1,355,084           1,328,398
Less:  Undisbursed loan proceeds                                                               647               7,614
                                                                                        ----------          ----------
                                                                                         1,354,437           1,320,784
Consumer:
  Sales contracts                                                                          374,776             513,470
Less:  Unearned discounts                                                                    3,861              82,762
                                                                                        ----------          ----------
                                                                                           370,915             430,708
                                                                                        ----------          ----------
                                                                                         1,725,352           1,751,492

Allowance for loan losses                                                                  (40,029)            (41,323)
Deferred loan fees                                                                          (7,070)             (5,141)
Dealer participation                                                                         8,938              10,530
                                                                                        ----------          ----------
                                                                                         1,687,191           1,715,558
Less:  Loans held for sale:
  Mortgage                                                                                  72,024               2,954
  Consumer                                                                                 212,090             301,552
                                                                                        ----------          ----------
                                                                                           284,114             304,506
                                                                                        ----------          ----------
    Total                                                                               $1,403,077          $1,411,052
                                                                                        ==========          ==========

Loans serviced by Westcorp for the benefit of others totalled approximately $4.9 billion and $2.9 billion at September 30, 1995 and December 31, 1994, respectively. These amounts are not reflected in the accompanying consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES

NOTE C - INVESTMENT SECURITIES HELD TO MATURITY
Investment securities held to maturity consisted of the following:

                                                                     September 30, 1995
                                                                 Held to Maturity Securities
                                              ------------------------------------------------------------------
                                                                    Gross             Gross
                                                Amortized         Unrealized        Unrealized            Fair
                                                  Cost               Gain              Loss               Value
                                               -----------        ----------        ----------          ----------
                                                                   (Dollars in thousands)
U.S. Treasury securities and
  obligations of other U.S.
  Government agencies and
    corporations                               $     1,507                          $       35          $    1,472
                                               -----------        ----------        ----------          ----------
                                               $     1,507                          $       35          $    1,472
                                               ===========        ==========        ==========          ==========

                           WESTCORP AND SUBSIDIARIES

NOTE D - INVESTMENT SECURITIES AVAILABLE FOR SALE
The aggregated amortized cost and approximate fair value of investment securities available for sale were as follows:

                                                                     September 30, 1995
                                                                Available for Sale Securities
                                                 ---------------------------------------------------------------
                                                                     Gross              Gross
                                                 Amortized        Unrealized          Unrealized          Fair
                                                   Cost              Gain               Loss              Value
                                                 ----------      -----------          -----------       ---------
                                                                   (Dollars in thousands)
U.S. Treasury securities and
  obligations of other U.S.
  Government agencies and
  corporations                                    $112,875        $      192          $   1,890          $111,177
Obligations of states and political
  subdivisions                                       3,522                                  128             3,394
Other                                                   25                                                     25
                                                  --------        ----------          ---------          --------
                                                  $116,422        $      192          $   2,018          $114,596
                                                  ========        ==========          =========          ========


                                                                      December 31, 1994
                                                                Available for Sale Securities
                                              ----------------------------------------------------------------
                                                                   Gross             Gross
                                                 Amortized       Unrealized        Unrealized         Fair
                                                   Cost             Gain              Loss            Value
                                                 ---------       ----------        ----------       ---------
                                                                   (Dollars in thousands)
U.S. Treasury securities and
  obligations of other U.S.
  Government agencies and
  corporations                                    $119,013                           $7,336          $111,677
Obligations of states and political
  subdivisions                                       3,524                              462             3,062
Other                                                   25                                                 25
                                                  --------      ------------         ------          --------
                                                  $122,562                           $7,798          $114,764
                                                  ========      ============         ======          ========

                           WESTCORP AND SUBSIDIARIES

NOTE E - MORTGAGE-BACKED SECURITIES HELD TO MATURITY
Mortgage-backed securities held to maturity consisted of the following:

                                                                       September 30, 1995
                                                                  Held to Maturity Securities
                                               -----------------------------------------------------------------------
                                                                         Gross               Gross
                                                 Amortized            Unrealized          Unrealized           Fair
                                                    Cost                 Gain                Loss              Value
                                               ------------           ----------          ----------         ---------
                                                                     (Dollars in thousands)
GNMA certificates                                 $425,106              $6,653                $938            $430,821
FNMA participation certificates                    103,074                                                     103,074
FHLMC participation certificates                     9,651                  82                                   9,733
Other participation certificates                       164                                                         164
                                                  --------              ------                ----            --------
                                                  $537,995              $6,735                $938            $543,792
                                                  ========              ======                ====            ========

                                                                       December 31, 1994
                                                                  Held to Maturity Securities
                                                ----------------------------------------------------------------------
                                                                         Gross              Gross
                                                 Amortized            Unrealized         Unrealized            Fair
                                                   Cost                  Gain               Loss               Value
                                                ----------            ----------         ----------          ---------
                                                                     (Dollars in thousands)
GNMA certificates                                 $208,307                $246              $6,539            $202,014
FNMA participation certificates                    108,033                                   4,752             103,281
Other participation certificates                       171                                                         171
                                                  --------                ----             -------            --------
                                                  $316,511                $246             $11,291            $305,466
                                                  ========                ====             =======            ========


NOTE F - MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE
The aggregated amortized cost and approximate fair value of mortgage-backed securities available for sale were as follows:

                                                                       September 30, 1995
                                                                 Available for Sale Securities
                                                ----------------------------------------------------------------------
                                                                        Gross               Gross
                                                 Amortized           Unrealized          Unrealized            Fair
                                                   Cost                 Gain                Loss               Value
                                                 ---------           ----------          ----------          ---------
                                                                     (Dollars in thousands)
GNMA certificates                                 $ 27,282              $1,048              $1,722            $ 26,608
FNMA participation certificates                     78,232                   4                 425              77,811
FHLMC participation certificates                    83,088                 611                 479              83,220
                                                  --------              ------              ------            --------
                                                  $188,602              $1,663              $2,626            $187,639
                                                  ========              ======              ======            ========

                           WESTCORP AND SUBSIDIARIES

                                                                       December 31, 1994
                                                                 Available for Sale Securities
                                                 ---------------------------------------------------------------------
                                                                        Gross               Gross
                                                 Amortized           Unrealized           Unrealized            Fair
                                                   Cost                 Gain                 Loss              Value
                                                 ---------           ----------           ----------         ---------
                                                                     (Dollars in thousands)
GNMA certificates                                 $ 50,637              $1,572              $1,036            $ 51,173
FNMA certificates                                   80,622                                   2,788              77,834
FHLMC participation certificates                     3,082                                      85               2,997
Other participation certificates                    22,543                                     389              22,154
                                                  --------              ------              ------            --------
                                                  $156,884              $1,572              $4,298            $154,158
                                                  ========              ======              ======            ========

NOTE G - DIVIDENDS
On March 13, 1995, June 8, 1995, and August 14, 1995, Westcorp paid a cash dividend of $0.09 per share. In addition, Westcorp paid a 5% stock dividend on April 12, 1995. The per share amounts for all periods presented have been restated to reflect the increased shares outstanding. On October 24, 1995, Westcorp announced a cash dividend of $0.09 per share for shareholders of record as of November 9, 1995, payable November 24, 1995.

NOTE H - OTHER EVENTS
Effective August 8, 1995, WFS Financial Inc ("WFS") sold to the public 4.6 million shares of common stock at a price of $16.50 per share raising approximately $70 million in additional capital. Westcorp retained an ownership interest in WFS of 80.3%.

On October 3, 1995, Westcorp announced that it intends to acquire an 80% ownership interest in The Hammond Company, a privately held mortgage banking company located in California. The final purchase price, expected to range from $7 to $10 million, will be determined upon completion of due diligence by Westcorp. Following receipt of all corporate and regulatory clearances, the transaction is expected to be completed before the end of 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              FINANCIAL CONDITION

Total assets increased $243 million or 8.9% to $3.0 billion at September 30, 1995 from $2.7 billion at December 31, 1994. This increase is primarily the result of the purchase of mortgage-backed securities.

LOANS

Loans (including those held for sale), net of unearned discounts and undisbursed loan proceeds, decreased $26.1 million or 1.5% since December 31, 1994. The decrease is the result of the differential between loans originated and sold as well as principal reductions during the nine month period ended September 30, 1995. Westcorp has retained the servicing on almost all loans sold and receives a servicing fee therefrom. Included in the portfolio are loans held for sale of which $72.0 million are mortgage loans secured primarily by single family residences and $212 million which are consumer loans secured by motor vehicles. Since December 31, 1994, Westcorp has increased the amount of consumer loans securitized, thereby reducing the overall amount of loans held on the balance sheet.

Consumer loan originations were 30.6% and 24.7% higher for the three and nine months ended September 30, 1995 compared to the same periods in 1994. This increase was primarily the result of Westcorp's continued expansion throughout 1994 and into 1995 of its dealer center and branch network and favorable market conditions for automobile sales in Arizona, California, Colorado, Florida, Georgia, Idaho, Kansas, Missouri, New Mexico, Nevada, Oregon, Texas, Utah and Washington - the states in which Westcorp maintains offices.

Real estate originations were lower during the first three and nine month periods of 1995 compared to the same periods a year ago. The decrease in real estate originations is reflective of the lower level of refinancings due to the general increase in interest rates compared to the same periods of 1994 and the continued sluggish California economy. However, to offset the decline in real estate originations, Westcorp purchased rights to service $1.5 billion of single family real estate loans thereby increasing Westcorp's servicing portfolio. The following table sets forth the loan origination, purchase and sale activity of Westcorp for the periods indicated.

                                                            For the Three Months Ended September 30,
                                                ----------------------------------------------------------------------
                                                             1995                                    1994
                                                ------------------------------          ------------------------------
                                                 Mortgage             Consumer           Mortgage            Consumer
                                                ----------            --------          ----------           ---------
                                                                     (Dollars in thousands)
Beginning balance                               $1,352,578           $ 369,484          $1,208,879           $ 297,957
Originations (1)                                   147,899             422,547             166,574             323,511
Purchases                                                2                                     121
Sales                                             (112,264)           (375,000)            (41,037)           (200,000)
Principal reductions (2)                           (33,778)            (46,116)            (38,014)            (41,971)
                                                ----------           ---------          ----------           ---------
Ending balance                                  $1,354,437           $ 370,915          $1,296,523           $ 379,497
                                                ==========           =========          ==========           =========

                                                            For the Nine Months Ended September 30,
                                                ----------------------------------------------------------------------
                                                             1995                                   1994
                                                ------------------------------        --------------------------------
                                                 Mortgage            Consumer            Mortgage            Consumer
                                                ----------          ----------          ----------           ---------
                                                                     (Dollars in thousands)
Beginning balance                               $1,320,784         $   430,708          $1,326,797           $ 230,351
Originations (1)                                   268,337           1,119,698             535,986             898,244
Purchases                                              203                                     139
Sales                                             (132,779)         (1,055,000)           (415,697)           (630,000)
Principal reductions (2)                          (102,108)           (124,491)           (150,702)           (119,098)
                                                ----------         -----------          ----------           ---------
Ending balance                                  $1,354,437         $   370,915          $1,296,523           $ 379,497
                                                ==========         ===========          ==========           =========

(1) Includes automobile loans purchased from automobile dealers.
(2) Includes scheduled payments, prepayments and chargeoffs.


The real estate loan portfolio (including those classified as held for sale) consisted of the following:

                                                       September 30, 1995                      December 31, 1994
                                                -------------------------------         -----------------------------
                                                   Amount                 %                Amount                %
                                                ----------              -----           ----------             ------
                                                                     (Dollars in thousands)
Single family residential loans:
  First trust deeds                             $  760,400               56.1%          $  718,924               54.4%
  Second trust deeds                               118,783                8.8              126,365                9.6
                                                ----------              -----           ----------              -----
                                                   879,183               64.9              845,289               64.0
Multifamily residential loans                      467,663               34.5              459,883               34.8
Other                                                8,238                0.7               23,226                1.8
                                                ----------              -----           ----------              -----
                                                 1,355,084                               1,328,398
Less:  Undisbursed loan proceeds                       647                0.1                7,614                0.6
                                                ----------              -----           ----------              -----
                                                $1,354,437              100.0%          $1,320,784              100.0%
                                                ==========              =====           ==========              =====


Westcorp's real estate portfolio consisted primarily of adjustable rate mortgage loans as shown below:

                                                      September 30, 1995                      December 31, 1994
                                                ------------------------------          -----------------------------
                                                   Amount                  %               Amount                 %
                                                ----------               -----          ----------              -----
                                                                     (Dollars in thousands)
Fixed rate loans:
  Single family                                 $  133,674                9.9%          $  103,189                7.8%
  Multifamily                                          254                0.1                  394                0.1
Adjustable rate loans:
  Negative amortizing                              903,599               66.6              916,916               69.3
  No negative amortizing                           316,910               23.4              300,285               22.8
                                                ----------              -----           ----------              -----
                                                $1,354,437              100.0%          $1,320,784              100.0%
                                                ==========              =====           ==========              =====

  The composition of the consumer loan portfolio, all of which is fixed rate, was as follows:

                                                      September 30, 1995                      December 31, 1994
                                                 -----------------------------           -----------------------------
                                                   Amount                 %                Amount                 %
                                                 ---------              -----            ---------              ------
                                                                     (Dollars in thousands)
Automobile loans, net                             $359,913               97.0%            $427,175               99.2%
Other                                               11,002                3.0                3,533                0.8
                                                  --------              -----             --------              ------
  Total portfolio                                 $370,915              100.0%            $430,708              100.0%
                                                  ========              =====             ========              =====


MORTGAGE-BACKED SECURITIES

During the first nine months of 1995, Westcorp purchased and sold mortgage-backed securities totalling $446 million and $165 million respectively, for a net increase of $282 million. This is part of Westcorp's overall strategy to fully employ capital and enhance net interest income.


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

DELINQUENCY
The percent of loans 60 days or more delinquent increased to 1.2% at September 30, 1995 compared to 1.0% at December 31, 1994. Delinquent loans by type of loan and as a percentage of loans by type are summarized as follows at September 30, 1995 and December 31, 1994:

                                                                           September 30, 1995
                                                                        Number of Days Delinquent
                                                    ------------------------------------------------------------------
                                                          60-89                90 or more                Total
                                                    -------------------    -------------------    --------------------
                                                     Amount        %        Amount         %       Amount         %
                                                    -------       ----     --------      -----    --------      ------
                                                                         (Dollars in thousands)
Single family residential homes                      $2,543        0.3%     $12,696       1.4%     $15,239        1.7%
Multifamily residential homes                           998        0.2        2,207       0.5        3,205        0.7
Consumer                                              1,069        0.3          610       0.2        1,679        0.5
                                                     ------       ----      -------      ----      -------       ----
  Total                                              $4,610        0.3%     $15,513       0.9%     $20,123        1.2%
                                                     ======       ====      =======      ====      =======       ====

                                                                            December 31, 1994
                                                                        Number of Days Delinquent
                                                   -------------------------------------------------------------------
                                                          60-89                90 or more                Total
                                                   --------------------    -------------------    --------------------
                                                    Amount          %       Amount        %        Amount         %
                                                   --------       -----    --------      -----    --------       -----
                                                                          (Dollars in thousands)
Single family residential homes                      $  899        0.1%     $13,253       1.6%     $14,152        1.7%
Multifamily residential homes                           317        0.1        1,393       0.3        1,710        0.4
Consumer                                                576        0.1          228       0.1          804        0.2
                                                     ------       ----      -------      ----      -------       ----
  Total                                              $1,792        0.1%     $14,874       0.8%     $16,666        1.0%
                                                     ======       ====      =======      ====      =======       ====


NONPERFORMING ASSETS
Total nonperforming assets ("NPA") decreased 20.0% to $34.6 million at September 30, 1995 compared to $43.3 million at December 31, 1994. The overall decrease is primarily attributable to an effective nonperforming asset disposition process and improving overall asset quality. At September 30, 1995, NPAs represented 1.2% of total assets compared to 1.6% at December 31, 1994.

NPAs consist of nonperforming loans ("NPL") and real estate acquired through foreclosure ("REO"). REOs are accounted for at fair value. NPLs are defined as all loans on nonaccrual which includes mortgage loans 90 days or more past due or performing loans where full collection of principal and interest is not reasonably assured. When a loan is designated as nonaccrual, all previous accrued interest is reversed. At September 30, 1995, interest on nonperforming loans excluded from interest income was $1.0 million compared to $4.4 million at September 30, 1994.

As a result of the adoption of SFAS No. 114, Westcorp reclassified $3.0 million of NPAs back to NPLs. A loan is impaired when, based on current information and events, it is probable that Westcorp will be unable to collect all amounts due according to the contractual terms of the loan agreement. Westcorp measures impairment based on the fair value of the loan's collateral. Changes in the fair value are recorded through the allowance for loan losses. At September 30, 1995, $5.5 million in loans were considered impaired.

Nonperforming loans consisted of the following:

                                                                         September 30,       December 31,
                                                                             1995                1994
                                                                         -------------       ------------
                                                                             (Dollars in thousands)
Loans 90 days or more past due                                             $14,024             $13,950
Performing, nonaccrual loans                                                 5,691               3,717
                                                                           -------             -------
  Total nonperforming loans                                                $19,715             $17,667
                                                                           =======             =======

Nonperforming loans by loan type consisted of the following:

                                                   September 30,        December 31,
                                                        1995                1994
                                                   -------------        ------------
                                                       (Dollars in thousands)
Single family residential                                $13,017             $13,856
Multifamily 5-36 units                                     4,323               2,616
Multifamily 37+ units                                      2,375                  59
Other                                                                          1,136
                                                         -------             -------
  Total nonperforming loans                              $19,715             $17,667
                                                         =======             =======


The migration of nonperforming loans and real estate owned from December 31, 1994 to September 30, 1995 is shown below.

NONPERFORMING LOANS

                                                              Single
                                                              Family        Multifamily    Multifamily
                                                 Total     1 - 4 Units      5 - 36 Units    37+ Units      Construction
                                                 -----     -----------      ------------   -----------     ------------
                                                                     (Dollars in thousands)
Balance, 12/31/94                              $17,667         $13,856          $2,616             $59           $1,136
New nonperforming loans                         17,862          12,467           5,395
Adjustment for impaired loans                    3,006                             350           2,390              266
REO                                            (10,279)         (7,386)         (1,541)            (59)          (1,293)
Cures and payoffs                               (6,915)         (4,844)         (1,947)            (15)            (109)
Chargeoffs                                      (1,626)         (1,076)           (550)
                                               -------         -------          ------          ------           ------
Balance, 9/30/95                               $19,715         $13,017          $4,323          $2,375               $0
                                               =======         =======          ======          ======           ======


REAL ESTATE ACQUIRED THROUGH FORECLOSURE

                                                             Single
                                                             Family        Multifamily    Multifamily
                                                Total     1 - 4 Units      5 - 36 Units    37+ Units      Construction
                                                -----     -----------      ------------   -----------     ------------

                                                                     (Dollars in thousands)
Balance, 12/31/94                              $20,737          $5,271          $4,028         $10,499             $939
New REO                                         25,098           9,492           8,718           4,361            2,527
Sales                                          (24,154)         (7,601)         (7,237)         (9,316)
Writedowns                                      (6,757)         (1,631)         (2,248)         (1,020)          (1,858)
                                               -------          ------          ------          ------           ------
Balance, 9/30/95                               $14,924          $5,531          $3,261          $4,524           $1,608
                                               =======          ======          ======          ======           ======

For nonperforming assets other than nonperforming loans, assets secured by multifamily residential properties continued to be the dominant asset type consisting of $7.8 million or 52.2% of these assets. Of the multifamily residential properties, $4.5 million are properties of 37 units or greater.

ALLOWANCE FOR LOAN AND REAL ESTATE LOSSES
Consistent with loan volume, loan sales, losses, nonaccrual loans and other relevant factors, Westcorp decreased its allowance for loan losses to $40.0 million for September 30, 1995 compared to $41.3 million for December 31, 1994. While Westcorp's nonperforming assets are mainly multifamily and construction loans, no single loan, borrower or series of such loans predominate. The provision and allowance for loan losses are indicative of loan volumes, loss trends and management's analysis of market conditions. The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio.

The following table presents summarized data relative to the allowance for loan losses.

                                                                           September 30,       December 31,
                                                                               1995                1994
                                                                          -------------        ------------
                                                                               (Dollars in thousands)
Total loans                                                                 $1,725,352          $1,751,492
Allowance for loan losses                                                       40,029              41,323
Allowance for real estate losses                                                   784               1,684
Loans past due 60 days or more                                                  20,123              16,666
Nonperforming loans                                                             19,715              17,667
Nonperforming assets                                                            34,639              43,278
Allowance for loan losses as a percent of:
  Total loans                                                                      2.3%                2.4%
  Loans past due 60 days or more                                                 198.9               247.9
  Nonperforming loans                                                            203.0               233.9
Total allowance as a percent of nonperforming assets                             117.8                99.4
Nonperforming loans as a percent of total loans                                    1.1                 1.0
Nonperforming assets as a percent of total assets                                  1.2                 1.6

The table below provides a historical analysis of the allowance for loan losses.

                                                 Three Months Ended                     Nine Months Ended
                                                    September 30,                         September 30,
                                               -----------------------               -----------------------
                                               1995               1994               1995               1994
                                               ----               ----               ----               ----
                                                                   (Dollars in thousands)
Balance at beginning of period                $41,256           $41,648             $41,323            $39,677
Chargeoffs:
  Real estate                                  (2,653)           (3,179)             (5,011)            (6,217)
  Consumer                                     (3,549)           (2,786)             (8,946)            (7,604)
                                              -------            ------             -------            -------
                                               (6,202)           (5,965)            (13,957)           (13,821)
Recoveries:
  Real estate                                      57               457                 184                753
  Consumer                                      1,277             2,042               3,305              4,820
                                              -------            ------             -------            -------
                                                1,334             2,499               3,489              5,573
                                              -------            ------             -------            -------

Net chargeoffs                                 (4,868)           (3,466)            (10,468)            (8,248)
Transfers from the allowance for real
  estate losses                                                                         800
Provision for loan losses                       3,641             3,273               8,374             10,026
                                              -------           -------             -------            -------
Balance at end of period                      $40,029           $41,455             $40,029            $41,455
                                              =======           =======             =======            =======
Ratio of net chargeoffs during
period to average loans outstanding
during the period (annualized)                   1.10%              .89%                .80%               .72%
                                              =======           =======             =======            =======






Changes in the allowance for real estate losses were as follows:

                                               Three Months Ended                       Nine Months Ended
                                                  September 30,                           September 30,
                                             -----------------------                ------------------------
                                             1995               1994                1995                1994
                                             ----               ----                ----                ----
                                                                 (Dollars in thousands)
Balance at beginning of period               $784              $2,511              $1,684              $3,508
Provision for real estate losses                                 (606)               (100)             (2,106)
Chargeoffs, net                                                     1                                     504
Transfers to the allowance for loan
  losses                                                                             (800)
                                             ----              ------              ------              ------
Balance at end of period                     $784              $1,906              $  784              $1,906
                                             ====              ======              ======              ======

Westcorp transferred $0.8 million of allowance for real estate losses to allowance for loan losses at March 31, 1995 as part of implementing SFAS 114.

RECENT EVENTS

Effective August 8, 1995, WFS sold to the public 4.6 million shares of common stock at a price of $16.50 per share raising approximately $70 million in
additional capital.   Westcorp retained an ownership interest in WFS of 80.3%.

On October 3, 1995, Westcorp announced that it intends to acquire an 80% ownership interest in The Hammond Company, a privately held mortgage banking company located in California. The final purchase price, expected to range from $7 to $10 million, will be determined upon completion of due diligence by Westcorp. Following receipt of all corporate and regulatory clearances, the transaction is expected to be completed before the end of 1995.


                            RESULTS OF OPERATIONS

SUMMARY

Westcorp reported net income of $9.1 million and $23.7 million for the three and nine months ended September 30, 1995, compared to $5.0 million and $13.0 million for the respective periods of 1994. Return on average assets was 1.3% and 1.1% for the three and nine months ended September 30, 1995, compared to 0.97% and 0.85% for the same periods of 1994. Return on average equity was 15.5% and 13.5% for the three and nine months ended September 30, 1995, compared to 9.6% and 8.4% for the respective periods of 1994. Net income was most affected by the following four factors:

o Net interest income increased as interest margins widened and interest earning assets increased.
o Provision for loan losses decreased for the nine months ended due to a lower level of loans receivable held on the balance sheet.
o Automobile lending and Mortgage banking income increased as overall servicing portfolios increased.
o Other expenses increased as a result of continued expansion into other states and expansion of servicing portfolios.

NET INTEREST INCOME

Net interest income for the three and nine months ended September 30, 1995 was $21.6 million and $60.1 million. For the same periods of 1994, net interest income totalled $14.3 million and $40.3 million.

Overall interest rate spread increased 9 basis points for the nine months ended September 30, 1995, compared to the same period of 1994 due to an increase of 104 basis points in the yield on interest-earning assets while the cost of funds increased 95 basis points for the same period.

The increase in yield on interest earning assets for the nine months ended September 30, 1995, compared to the same period of 1994 was affected by a 128 basis point increase in the consumer loan portfolio, which is due to increased originations of contracts with higher yields. Additionally, the yield on mortgage-backed securities increased 130 basis points due to the reinvestment of funds into mortgage-backed securities at higher rates than the rates on those assets sold or repaid as well as an increase in the overall amount of securities held.

The increase in the cost of funds was affected by a 122 basis point increase in the cost of savings deposits and a $141 million increase in the amount of savings deposits for which interest was paid for the nine months ended September 30, 1995 compared to the same period of 1994. This increase reflects a continued replacement of lower costing deposits with higher costing ones.

Interest rates earned and paid for the three and nine months ended September 30, 1995 and 1994 are summarized as follows:

                                                   For the Three Months Ended              For the Nine Months Ended
                                                            September 30,                          September 30,
                                                   --------------------------              -------------------------
                                                    1995                1994                1995                1994
                                                   ------              ------              ------              ------
                                                   Yield/              Yield/              Yield/              Yield/
                                                    Rate                Rate                Rate                Rate
                                                   -----               ------              ------              ------
Interest-earning assets:
                                                    5.42%               5.28%               5.48%               5.21%
  Investment securities
  Mortgage-backed securities (1)                    7.55                6.51                7.31                6.01

  Loans:
    Consumer                                       14.35               13.42               14.61               13.33
    Mortgage                                        7.91                6.30                7.46                6.50
  Other                                             5.67                6.04                5.67                4.70
                                                   -----               -----               -----               -----
Total interest-earning assets                       8.66                7.37                8.39                7.35

Interest-bearing liabilities:
  Savings deposits                                  5.92                4.66                5.74                4.52
  Public debt offerings (2)                         6.99                7.90                7.19                7.59
  Repurchase agreements                             5.86                3.26                5.66                3.26
  FHLB advances and other
    borrowings                                      7.61                7.44                7.51                7.59
                                                   -----               -----               -----               -----
Total interest-bearing liabilities                  6.11                4.98                5.95                5.00

Interest rate spread                                2.55%               2.39%               2.44%               2.35%
                                                   =====               =====               =====               =====

Net yield on average interest
  earning assets                                    3.29%               2.96%               3.21%               2.91%
                                                   =====               =====               =====               =====


__________________________________

(1) Includes collateralized mortgage obligations.
(2) Includes subordinated debentures and commercial paper.

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

Westcorp originates both adjustable-rate mortgages ("ARM") and fixed-rate mortgages. To minimize the interest rate risk associated with its real estate loan portfolio, Westcorp generally retains the ARMs in its own loan portfolio and sells its fixed-rate loans in the secondary market with servicing rights retained. Westcorp has also purchased mortgage servicing rights (PMSR) which act as a potential hedge against rising interest rates. During the first nine months of 1995, Westcorp purchased rights to service $1.5 billion of single family residential mortgage loans for $13.4 million. At September 30, 1995, Westcorp serviced $3.2 billion in mortgage real estate loans for others. ARMs and adjustable-rate mortgage-backed securities ("MBS") amounted to 68% of the total mortgage loans and MBS held by Westcorp at September 30, 1995. Interest rates generally adjust on a monthly, semiannual or annual basis with 98% of Westcorp's adjustable products adjusting monthly.

Westcorp also originates fixed-rate consumer loans. To minimize interest rate risk associated with its consumer loan portfolio, Westcorp has sold 82% of its consumer loan production and retained the servicing rights in securitization transactions. The interest rate passed through to the purchasers of those consumer loans is fixed, which provides off balance sheet match funding for the majority of Westcorp's consumer loans. At September 30, 1995, Westcorp serviced $1.7 billion in consumer loans for others.

Approximately 27% of Westcorp's other borrowed funds at September 30, 1995 had fixed rates and maturities greater than one year. Subordinated debentures, which represent 70% of this total, are redeemable in five years and mature in eight years.

Westcorp has entered into or committed to interest rate swaps and interest rate caps as hedges against market value changes in designated portions of its MBS portfolio. At September 30, 1995, swaps with a notional amount of $139 million and caps totalling $118 million were outstanding. Westcorp also uses two-year Treasury securities forward agreements as hedges against market value changes in its consumer loan portfolio. These agreements are entered into by Westcorp in numbers and amounts which generally correspond to the principal amount of the securitization transactions. The market value of these forward agreements responds inversely to the market value changes of the underlying loans.
Because of this inverse relationship, Westcorp can effectively lock in its gross interest rate spread at the time the hedge transaction occurs. Gains and losses relative to these agreements are deferred and recognized in full at the time of securitization as an adjustment to the gain or loss on the sale of consumer loans. Westcorp uses only highly rated counterparties and further reduces its risk by avoiding any material concentration with a single counterparty. Credit exposure is limited to those agreements with a positive fair value and only to the extent of that fair value.

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

The following table illustrates the projected interest rate maturities, based upon certain assumptions, regarding the major asset and liability categories of Westcorp at September 30, 1995. The interest rate sensitivity of Westcorp's assets and liabilities illustrated in the following table could vary substantially if different assumptions were used or actual experience differs from the assumptions set forth.

                       INTEREST RATE SENSITIVITY ANALYSIS
                             AT SEPTEMBER 30, 1995

                                      Within      3 Months      1 Year to    3 Years to    After 5
                                     3 Months     to 1 Year      3 Years      5 Years       Years        Total
                                     --------     ---------     ---------    ----------    --------    ----------
                                                                (Dollars in thousands)
Interest earning assets:
Investment securities                             $   4,923     $ 108,150                  $  3,030    $  116,103
Other investments                   $  116,848                                                            116,848
Mortgage-backed  securities             22,925       16,321        77,702     $ 82,901      525,785       725,634
Consumer loans (1)                      48,036      108,532       154,249       55,509        4,589       370,915
Mortgage loans:
  Adjustable rate (2)                  929,814      271,271        13,174        1,051          193     1,215,503
  Fixed rate (2)                         4,870       15,427        35,550       24,830       53,252       133,929
  Construction (2)                       5,005                                                              5,005
                                    ----------     --------     ---------     --------     --------    ----------

Total interest earning assets        1,127,498      416,474       388,825      164,291      586,849     2,683,937

Interest bearing liabilities:
Savings deposits:
  Passbook/statement
      accounts(3)                        3,737       10,038        19,884       12,764       22,919        69,342
  Money market deposit
      accounts (3)                          32           87           171          110          195           595
  Certificate accounts (4)             382,000      818,413       465,378       37,713           36     1,703,540
FHLB advances (4)                                    27,000        32,000        6,500        6,500        72,000
Other borrowings (4)                   380,502           15            21                   104,230       484,768
                                    ----------     --------     ---------     --------     --------    ----------

Total interest bearing
  liabilities                          766,271      855,553       517,454       57,087      133,880     2,330,245
                                    ----------     --------     ---------     --------     --------    ----------
Excess interest earning
  assets (liabilities)                 361,227     (439,079)     (128,629)     107,204      452,969       353,692

Effect of hedging activities            97,500                    (45,500)     (25,000)     (27,000)
                                    ----------     --------     ---------     --------     --------    ----------
Hedged excess                       $  458,727    $(439,079)    $(174,129)    $ 82,204     $425,969    $  353,692
                                    ==========    =========     =========     ========     ========    ==========
Cumulative excess                   $  458,727    $  19,648     $(154,481)    $(72,277)    $353,692    $  353,692
                                    ==========    =========     =========     ========     ========    ==========

Cumulative excess as a
  percentage of total assets             17.09%        0.73%        (5.76)%      (2.58)%      13.18%        13.18%

(1) Based on contractual maturities adjusted by Westcorp's historical prepayment rate.
(2)   Based on interest rate repricing adjusted for projected prepayments.
(3)   Based on assumptions established by the Office of Thrift Supervision
      ("OTS").
(4)   Based on contractual maturity.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three and nine months ended September 30, 1995 was $3.6 million and $8.4 million compared to $3.3 million and $10.0 million during the comparable periods of 1994. Westcorp recorded lower provisions for loan losses for the first nine months of 1995 compared to 1994 as a result of a lower level of loans receivable held on the balance sheet.

OTHER INCOME

Total other income for the three and nine months ended September 30, 1995 was $28.4 million and $72.3 million compared to $20.9 million and $63.0 million during the comparable periods of 1994. Other income is generated from automobile lending activities, mortgage banking activities, and other ancillary sources.

AUTOMOBILE LENDING
Westcorp originates and sells automobile sales contracts with servicing rights retained in the secondary market. Income from automobile lending includes gain or loss from the sale of loans, loan servicing income net of amortization of capitalized servicing and other related income such as document fees and late charges. For the three and nine months ended September 30, 1995, automobile lending generated income of $25.1 million and $63.3 million compared to $15.4 million and $53.8 million for the same periods of 1994.

During the three and nine months ended September 30, 1995, net gain on automobile loan sales totalled $5.3 million and $11.8 million. This compares to loss from loan sales of $0.2 million and gain from loan sales of $0.8 million for the three and nine months ended September 30, 1994. The higher gain on sales during 1995 are a result of wider interest margins driven by rising yields on loans sold, which affects the pricing of loan sales. Automobile loans sold during the first nine months of 1995 totalled $1.1 billion compared to $630 million during the same period of 1994.

Loan servicing income totalled $19.8 million and $51.5 million for the three and nine months ended September 30, 1995, compared to $15.6 million and $53.0 million for the comparable periods of 1994. Westcorp regularly evaluates the methods and assumptions used to estimate its excess servicing asset. In 1994, Westcorp made an adjustment to servicing income earned on securitized consumer loans. Prior to 1994, regulatory guidance provided by the OTS regarding losses to be expected from auto financing activities precluded full recognition of cash flows received from securitized consumer loans as income. As a result of subsequent regulatory guidance on this issue, and not because of a result in changes in the underlying assumptions used by Westcorp, Westcorp recognized an additional $3.3 million of additional servicing income in each of the first two quarters of 1994. Absent such adjustment, servicing income would have been $46.4 million for the nine months ended September 30, 1994. Westcorp serviced $1.7 billion of automobile loans for others at September 30, 1995 compared to $1.2 billion at September 30, 1994.

Automobile lending income for the three and nine months ended September 30, 1995 and 1994 is summarized as follows:

                                                  For the Three Months                    For the Nine Months
                                                   Ended September 30,                    Ended September 30,
                                                ------------------------                ------------------------

                                                1995                1994                1995                1994
                                                ----                ----                ----                ----
                                                                     (Dollars in thousands)
Net gain (loss) from sale of
  automobile loans                            $ 5,303             $  (249)            $11,845             $   815
Loan servicing income, net                     14,229              11,904              36,197              43,053
Other                                           5,583               3,721              15,264               9,921
                                              -------             -------             -------             -------
                                              $25,115             $15,376             $63,306             $53,789
                                              =======             =======             =======             =======


MORTGAGE BANKING
Westcorp originates mortgage loans for sale in the secondary market. Mortgage banking operations include gain and loss on the sale of loans, loan servicing income net of amortization of capitalized servicing and other income which is primarily late charges. During the three and nine months ended September 30, 1995, mortgage banking generated income of $0.7 million and $2.8 million compared to $0.4 million and $0.5 million for the comparable periods of 1994.

Loss on sales of mortgage loans for the three and nine months ended September 30, 1995 totalled $1.0 million and $1.6 million compared to $0.7 million and $2.6 million during the comparable periods of 1994. Gain and loss on mortgage loan sales are directly related to the overall interest rate environment. During 1995, interest rates have increased for mortgage loans in contrast to the declining interest rate environment during 1993 and early 1994. This change in the interest rate environment has adversely affected loan volumes and the pricing of mortgage loans. Loans sold during the first nine months of 1995 totalled $132.8 million compared to $415.7 million for the same period of 1994. Mortgage loans held for sale increased from $3.0 million at December 31, 1994 to $72 million at September 30, 1995.

Net loan servicing income was $1.5 million and $3.6 million for the three and nine months ended September 30, 1995 compared to $1.1 million and $2.7 million for the comparable periods of 1994 as a result of a larger servicing portfolio. At September 30, 1995, Westcorp serviced $3.2 billion of mortgage loans for others compared to $1.6 billion at September 30, 1994.

Mortgage banking income for the three and nine months ended September 30, 1995 and 1994 is summarized as follows:

                                                  For the Three Months                    For the Nine Months
                                                   Ended September 30,                    Ended September 30,
                                                ------------------------                ------------------------
                                                1995                1994                1995                1994
                                                ----                ----                ----                ----
                                                                     (Dollars in thousands)
Net loss from sale of
  mortgage loans                              $(1,037)             $ (702)            $(1,564)            $(2,595)
Loan servicing income, net                      1,506               1,073               3,566               2,693
Other                                             273                  77                 772                 367
                                              -------              ------             -------             -------
                                              $   742              $  448             $ 2,774             $   465
                                              =======              ======             =======             =======

MISCELLANEOUS

Other sources of income include insurance income and real estate operations. Insurance income is generated primarily from commissions earned on the sale of loan-related insurance products as well as insurance-related investment products. Insurance income for the three and nine months ended September 30, 1995, totalled $1.9 million and $4.3 million compared to $1.4 million and $5.6 million for the same periods in 1994.

Real estate operations include the ongoing costs of operation and disposition associated with Westcorp's REO. Real estate operations had a loss of $0.2 million and earned $0.5 million in the three and nine months ended September 30, 1995 compared to earnings of $3.5 million and $2.4 million for the same periods in 1994.

OTHER EXPENSES

Other expenses consist of compensation and benefits, occupancy expense, insurance and other operating expenses. Other expenses increased to $29.0 million and $81.6 million for the three and nine months ended September 30, 1995 compared to $23.5 million and $70.8 million for the same periods in 1994. The increase is primarily in compensation and benefits and is a function of increased loan servicing portfolios and expansion of operations into additional states. The ratio of annualized operating expense to average serviced loans was 2.1% for the nine months ended September 30, 1995 compared to 2.4% for the nine months ended September 30, 1994.

INCOME TAXES

The effective tax rates for the nine months ended September 30, 1995 and 1994 were 41.3% and 42.2%, respectively.

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

During the first nine months of 1995, Westcorp purchased $446 million of MBS to more profitably employ its excess capital and enhance interest spreads. These securities have been segregated, on an individual security basis, into the available for sale portfolio and the held to maturity portfolio in the financial statements in accordance with management's intent and ability to hold to maturity. These purchases included both fixed and adjustable rate MBS.

Westcorp's wholly-owned subsidiary, Western Financial Savings Bank ("the Bank") is a federally chartered savings bank. As such, it is subject to certain minimum capital requirements. The Federal Deposit Insurance Corporation Improvement Act of 1991 separates all financial institutions into one of five capital categories: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". In order to be considered "well capitalized", an institution must have a total risk- based capital ratio of 10% or greater, a Tier 1 (i.e., core) risk-based capital ratio of 6% or greater, a leverage ratio (i.e., core) of 5% or greater and not be subject to any OTS order or directive to meet and maintain a specific capital level for any capital measure. At September 30, 1995 the Bank had a total risk-based capital ratio of 14.61%, a Tier 1 risk-based capital ratio of 12.2% and a leverage ratio of 8.93%. The Bank currently meets all the requirements of a "well capitalized" institution. Its regulatory capital position at September 30, 1995 was as follows:

                                              Tangible                      Core                     Risk-Based
                                               Capital                    Capital                     Capital
                                        --------------------        -------------------         -------------------
                                        Amount         Ratio        Amount        Ratio         Amount        Ratio
                                        ---------      -----        -------       -----         -------       -----
                                                                   (Dollars in thousands)
Regulatory capital                       $267,276      8.94%(1)     $267,276       8.94%(1)     $319,911      14.61%(2)
Minimum OTS capital requirement            44,852      1.50%          89,703       3.00%         175,220       8.00%
                                         --------      ----         --------       ----         --------       ----
Excess capital                           $222,424      7.44%        $177,573       5.94%        $144,691       6.61%
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

           None

    (b)    REPORTS ON FORM 8-K

           None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    WESTCORP
--------------------------------------------------------------------------
                                  (Registrant)





 Date: November 8, 1995                 By:  /s/  Joy Schaefer
       --------------------------          ----------------------------
                                                  Joy Schaefer
                                                  Vice President and
                                                  Chief Operating Officer

 Date: November 8, 1995                 By:  /s/  Lee A. Whatcott
       --------------------------           -------------------------
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