Form 10-K405
period 1995-12-31
WESTCORP /CA/
filed 1996-03-28
CIK 813461

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
--------------------------------------------------------------------------------------------
          Common Stock $1 par value                      New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports,) and (2) has been subject to such filing requirements for the last 90 days. Yes /X/ No / /.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 1996:
                 COMMON STOCK, $1.00 PAR VALUE -- $189,747,174

     The number of shares outstanding of the issuer's class of common stock as of February 29, 1996:
                  COMMON STOCK, $1.00 PAR VALUE -- 24,574,348

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the 1995 Annual Meeting of Shareholders to be held April 30, 1996, are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           WESTCORP AND SUBSIDIARIES

                               TABLE OF CONTENTS
                              -------------------

                                                                                           PAGE
                                                                                           ----
                                            PART I
Item 1.      Business...................................................................     3
Item 2.      Properties.................................................................    42
Item 3.      Legal Proceedings..........................................................    42
Item 4.      Submission of Matters to a Vote of Security Holders........................    43
                                            PART II
Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters......    43
Item 6.      Selected Financial Data....................................................    44
Item 7.      Management's Discussion and Analysis of Financial Condition and Results
               of Operation.............................................................    45
Item 8.      Financial Statements and Supplementary Data................................    52
Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial
               Disclosure...............................................................    52
                                           PART III
Item 10.     Directors and Executive Officers of the Registrant.........................    52
Item 11.     Executive Compensation.....................................................    52
Item 12.     Security Ownership of Certain Beneficial Owners and Management.............    52
Item 13.     Certain Relationships and Related Transactions.............................    52
                                            PART IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........    53

                                     PART I

ITEM 1 -- BUSINESS

OVERVIEW

     Westcorp, a California corporation, is a financial services holding company which specializes in automobile lending ("consumer") and residential real estate lending ("mortgage"). Westcorp operates principally through its wholly-owned subsidiary, Western Financial Savings Bank, F.S.B. (the "Bank") and its subsidiaries. Westcorp also owns all the capital stock of Westran Services Corp. ("Westran").

     The Bank owns 80% of the capital stock of a consumer finance subsidiary, WFS Financial Inc ("WFS") and WF Mortgage Corporation which in turn owns all the outstanding capital stock of The Hammond Company ("THC"), a mortgage banking holding company.

     Additionally, the Bank owns all of the outstanding capital stock of Western Reconveyance Company, Inc. ("Recon"), Westhrift Life Insurance Company ("Westhrift"), Western Consumer Services, Inc. ("WCS") and Westplan Insurance Agency, Inc. ("Westplan").

     WFS owns all of the outstanding stock of Western Financial Auto Loans, Inc. ("WFAL") and Western Financial Auto Loans 2, Inc. ("WFAL2"). THC owns all of the outstanding stock of The Hammond Company, The Mortgage Bankers ("THCMB") which in turn owns all the outstanding stock of Sunstate Insurance ("Sunstate") and Hammond Service Corp ("HSC"). Westplan owns all of the outstanding stock of Westplan Investments ("WI").

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

     The types of loans which Westcorp may originate are primarily defined by federal statutes and regulations. Notwithstanding its authority to purchase or originate a variety of secured and unsecured mortgage, consumer and commercial loans, Westcorp's strategy to date has been to focus on the basic financing needs of the consumer-automobile lending and residential real estate lending. Although the majority of Westcorp's loans are originated in California, over the past four years Westcorp has expanded into 19 new states and is evaluating ongoing expansion opportunities in states where it already does business as well as expansion into other states. Westcorp's business plan is originating or purchasing loans, selling or securitizing them in the secondary market and retaining the servicing rights thereon.

     The following table sets forth the loan origination, purchase and sale activity of Westcorp for the periods indicated.

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          1995         1994         1993         1992         1991
                                       ----------   ----------   ----------   ----------   ----------
                                                           (DOLLARS IN THOUSANDS)
Loans originated:
  Consumer loans(1)..................  $1,533,989   $1,183,188   $  829,181   $  673,473   $  604,069
  Mortgage loans:
     Existing property...............     507,884      665,480      879,592      570,796      492,341
     Construction....................       5,697       18,853       33,511       27,013       27,965
                                       ----------   ----------   ----------   ----------   ----------
Total loans originated...............   2,047,570    1,867,521    1,742,284    1,271,282    1,124,375
Loans purchased:
  Mortgage loans:
     Existing property...............         252       45,373          210        2,441
                                       ----------   ----------   ----------   ----------
Total loans purchased................         252       45,373          210        2,441
Loans sold or securitized(2):
  Consumer loans.....................   1,480,000      842,000      777,500      450,000      725,000
  Mortgage loans.....................     304,242      541,923      803,992      386,257      166,898
                                       ----------   ----------   ----------   ----------   ----------
     Total loans sold or
       securitized...................   1,784,242    1,383,923    1,581,492      836,257      891,898
Principal reductions(3)..............     269,483      334,627      529,683      617,017      591,039
                                       ----------   ----------   ----------   ----------   ----------
(Decrease) increase in total loans...  $   (5,903)  $  194,344   $ (368,681)  $ (179,551)  $ (358,562)
                                       ==========   ==========   ==========   ==========   ==========

---------------

(1) Includes automobile loans purchased from dealers.

(2) Loans sold or securitized in which Westcorp generally retains servicing.

(3) Includes scheduled payments, prepayments and chargeoffs.

     Westcorp's owned loan portfolio totalled $1.7 billion at December 31, 1995, which consisted of 19% retail installment sales contracts secured by automobiles and other consumer loans and 81% loans secured by real property used primarily for residential purposes. At December 31, 1995, Westcorp also serviced $1.9 billion of consumer loans and $3.7 billion of mortgage loans for the benefit of others. Westcorp's revenues are thereby derived principally from interest earned on loans and servicing income. Interest on deposits and borrowings, provisions for loan losses, and general and administrative expenses are Westcorp's major expense items.

     The following table sets forth the composition of Westcorp's loan portfolio by type of loan, including loans held for sale, as of the dates indicated.

                                                                   DECEMBER 31,
                 ----------------------------------------------------------------------------------------------------------------
                         1995                   1994                   1993                   1992                   1991
                 --------------------   --------------------   --------------------   --------------------   --------------------
                   AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT
                 ----------   -------   ----------   -------   ----------   -------   ----------   -------   ----------   -------
                                                              (DOLLARS IN THOUSANDS)
Consumer loans:
  Automobile.... $  353,345     20.2%   $  507,772     29.0%   $  251,751     16.2%   $  404,381     21.0%   $  387,667     18.4%
  Other.........     20,908      1.2         5,698      0.3         6,572      0.4        10,615      0.6        29,143      1.4
                 ----------    -----    ----------    -----    ----------    -----    ----------    -----    ----------    -----
                    374,253     21.4       513,470     29.3       258,323     16.6       414,996     21.6       416,810     19.8
Less: unearned
  discounts.....     38,628      2.2        82,762      4.7        27,972      1.8        60,795      3.2        38,670      1.8
                 ----------    -----    ----------    -----    ----------    -----    ----------    -----    ----------    -----
    Total
      consumer
      loans.....    335,625     19.2       430,708     24.6       230,351     14.8       354,201     18.4       378,140     18.0
Mortgage loans:
  Loans on
    existing
    property....  1,393,983     79.9     1,298,037     74.1     1,260,670     81.0     1,466,319     76.2     1,592,843     75.7
  Home
  improvement...     12,184      0.7        10,548      0.6        49,333      3.2        66,356      3.4        88,961      4.2
 Construction...      8,469      0.5        19,813      1.1        31,684      2.0        54,648      2.8        76,793      3.6
                 ----------    -----    ----------    -----    ----------    -----    ----------    -----    ----------    -----
    Total
      mortgage
      loans.....  1,414,636     81.1     1,328,398     75.8     1,341,687     86.2     1,587,323     82.4     1,758,597     83.5
Less:
  undisbursed
  loan
  proceeds......      4,672      0.3         7,614      0.4        14,890      1.0        15,695      0.8        31,357      1.5
                 ----------    -----    ----------    -----    ----------    -----    ----------    -----    ----------    -----
    Total
      mortgage
      loans.....  1,409,964     80.8     1,320,784     75.4     1,326,797     85.2     1,571,628     81.6     1,727,240     82.0
                 ----------    -----    ----------    -----    ----------    -----    ----------    -----    ----------    -----
      Total
        loans... $1,745,589    100.0%   $1,751,492    100.0%   $1,557,148    100.0%   $1,925,829    100.0%   $2,105,380    100.0%
                 ==========    =====    ==========    =====    ==========    =====    ==========    =====    ==========    =====

                                                                   DECEMBER 31,
                 ----------------------------------------------------------------------------------------------------------------
                         1995                   1994                   1993                   1992                   1991
                 --------------------   --------------------   --------------------   --------------------   --------------------
                   AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT
                 ----------   -------   ----------   -------   ----------   -------   ----------   -------   ----------   -------
                                                              (DOLLARS IN THOUSANDS)
Loans serviced
  for the
  benefit of
  others:
  Automobile
    loans....... $1,894,944     33.9%   $1,210,674     42.2%   $1,009,941     46.5%   $  714,665     50.7%   $  658,622     56.2%
  Mortgage
    loans.......  3,688,730     66.1     1,656,811     57.8     1,160,485     53.5       696,034     49.3       514,322     43.8
                 ----------    -----    ----------    -----    ----------    -----    ----------    -----    ----------    -----
    Total loans
     serviced... $5,583,674    100.0%   $2,867,485    100.0%   $2,170,426    100.0%   $1,410,699    100.0%   $1,172,944    100.0%
                 ==========    =====    ==========    =====    ==========    =====    ==========    =====    ==========    =====

SEGMENT INFORMATION

     The automobile lending operations of Westcorp, conducted by WFS, purchases retail installment sales contracts secured by new and used cars and light trucks ("automobiles") primarily from new and used car dealers and originates direct consumer loans secured by automobiles. Westcorp conducted its automobile lending operations in 89 offices serving a total of 16 states at December 31, 1995. In 1996, Westcorp has opened eight additional automobile lending consumer offices and entered into three additional states. Westcorp originated and purchased loans secured by residential real estate through 23 mortgage offices in seven states at December 31, 1995. Westcorp's lending activities are funded primarily by attracting deposits from the public at 25 retail branch offices in California and through loan sales and other borrowing sources. A summary of the operations of each of these business segments is provided in Note 21--Business Segment Data to the Consolidated Financial Statements.

LENDING -- GENERAL

     Westcorp's primary sources of revenue are net interest income and servicing income. Net interest income is the difference between the income earned on interest earning assets and the interest paid on interest bearing liabilities. Servicing income includes contractual servicing fees earned by servicing loans for the benefit of others, retained residual interest on sold loans, and additional fees related to servicing, such as late charges and prepayment fees.

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

                                                               FOR THE YEAR ENDED DECEMBER 31,
                            -----------------------------------------------------------------------------------------------------
                                         1995                               1994                                1993
                            ------------------------------    ---------------------------------    ------------------------------
                             AVERAGE                YIELD/     AVERAGE                   YIELD/     AVERAGE                YIELD/
                             BALANCE     INTEREST    RATE      BALANCE      INTEREST      RATE      BALANCE     INTEREST    RATE
                            ----------   --------   ------    ----------    --------     ------    ----------   --------   ------
                                                                   (DOLLARS IN THOUSANDS)
Interest earning assets:
  Investment
    securities(1).........  $  118,926   $  6,551     5.51%   $  109,547    $  5,768       5.27%   $  106,705   $  6,328     5.93%
  Other investments.......      99,062      5,662     5.72        90,223       4,343       4.81        81,015      3,190     3.94
  Mortgage-backed
    securities(1).........     653,850     47,486     7.26       218,082      13,879       6.36       100,890      5,788     5.74
  Total loans:
    Consumer loans(2).....     416,949     60,953    14.62       293,963      38,511      13.10       293,820     39,017    13.28
    Mortgage loans........   1,336,080    101,441     7.59     1,257,434      81,138       6.45     1,436,468    103,623     7.21
                            ----------   --------    -----    ----------    --------      -----    ----------    -------    -----
Total interest earning
  assets..................   2,624,867    222,093     8.46     1,969,249     143,639       7.29     2,018,898    157,946     7.82
Non interest earning
  assets:
  Premises and equipment
    and real estate
    owned.................      81,804                           102,354                              134,601
  Other assets............     171,392                           130,866                              169,899
  Less: allowance for loan
    losses................      40,771                            40,328                               44,005
                            ----------                        ----------                           ----------
Total.....................  $2,837,292                        $2,162,141                           $2,279,393
                            ==========                        ==========                           ==========
Interest bearing
  liabilities:
  Savings deposits........  $1,751,539    101,364     5.79    $1,455,058      68,295       4.69    $1,598,585     76,316     4.77
  Public debt offerings...     151,446     11,881     7.85       125,969      10,739       8.53       131,009     11,898     9.08
  FHLB advances and other
    borrowings............      84,342      7,200     8.54       104,093       7,864       7.55       164,474     12,929     7.86
Repurchase agreements.....     325,926     18,834     5.78        51,402       1,868       3.63         2,146         60     2.80
                            ----------   --------    -----    ----------    --------      -----    ----------    -------    -----
Total interest bearing
  liabilities.............   2,313,253    139,279     6.02     1,736,522      88,766       5.11     1,896,214    101,203     5.34
Non interest bearing
  liabilities:
  Unearned insurance
    premiums and
    insurance reserves....       5,227                             5,433                                5,413
  Other liabilities.......     305,501                           212,008                              194,767
Shareholders' equity......     213,311                           208,178                              182,999
                            ----------   --------    -----    ----------    --------      -----    ----------    -------    -----
Total.....................  $2,837,292                        $2,162,141                           $2,279,393
                            ==========                        ==========                           ==========
Net interest income and
  interest rate spread....               $ 82,814     2.44%                 $ 54,873       2.18%                $ 56,743     2.48%
                                         ========    =====                  ========      =====                  =======    =====
Net yield on average
  interest earning
  assets..................                            3.16%                                2.79%                             2.81%
                                                     =====                                =====                             =====

---------------
(1) Includes both securities available for sale and held to maturity.

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

                                        1995 COMPARED TO 1994                    1994 COMPARED TO 1993
                                 ------------------------------------   ----------------------------------------
                                                     RATE/                                     RATE/
                                 VOLUME     RATE     VOLUME    TOTAL     VOLUME      RATE      VOLUME     TOTAL
                                 -------   -------   ------   -------   --------   --------   --------   -------
                                                             (DOLLARS IN THOUSANDS)
Interest income:
  Investment securities......... $   494   $   262   $   27   $   783   $    168   $   (704)  $    (24)  $  (560)
  Other investments.............     425       821       73     1,319        362        704         87     1,153
  Mortgage-backed securities....  27,714     1,962    3,931    33,607      6,726        625        740     8,091
  Total loans:
    Consumer loans..............  16,111     4,468    1,863    22,442         18       (528)         4      (506)
    Mortgage loans..............   5,072    14,334      897    20,303    (12,908)   (10,917)     1,340   (22,485)
                                 -------   -------   ------   -------   --------   --------     ------   --------
Total interest earning assets... $49,816   $21,847   $6,791    78,454   $ (5,634)  $(10,820)  $  2,147   (14,307)
                                 =======   =======   ======             ========   ========     ======
Interest expense:
  Savings deposits.............. $13,904   $16,006   $3,159    33,069   $ (6,846)  $ (1,279)  $    104    (8,021)
  Public debt offerings.........   2,173      (857)    (174)    1,142        377       (250)       (10)      117
  FHLB advances.................  (1,491)    1,031     (204)     (664)    (6,920)     1,462       (884)   (6,342)
  Repurchase agreements.........   9,965     1,105    5,896    16,966      1,379         19        411     1,809
                                 -------   -------   ------   -------   --------   --------     ------   --------
Total interest bearing
  liabilities................... $24,551   $17,285   $8,677    50,513   $(12,010)  $    (48)  $   (379)  (12,437)
                                 =======   =======   ======             ========   ========     ======
                                                              -------                                    --------
Net change in net interest
  income........................                              $27,941                                    $(1,870)
                                                              =======                                    ========

     The increase in interest income, interest expense, and net interest income was the result of the increase in mortgage-backed securities, investment securities and loans held on-balance sheet as well as generally higher interest rates. In addition to earning interest income, Westcorp earns servicing income on loans sold. Westcorp earns servicing income by retaining the loan yield in excess of the investor's pass-through rate determined by the terms of the sale and by retaining the servicing rights related to the sold loans.

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

     Westcorp's asset/liability management strategy is to match its loan and investment products with interest bearing liabilities having similar repricing characteristics and durations. This strategy includes originating adjustable rate loans, securitizing loans with liabilities that have similar repricing and maturity characteristics, matching fixed rate loans held in the portfolio with advances from the FHLB, selling fixed rate loans and utilizing financial instrument agreements. These agreements are used by Westcorp solely to manage interest rate risk within its portfolio and include interest rate swaps, caps, options, floors and forward agreements. See "Management's Discussion and Analysis -- Asset/Liability Management".

     As a result of Westcorp's practice of matching its rate sensitive liabilities with rate sensitive assets, Westcorp had an overall positive gap of 12%. In addition, Westcorp had a negative gap of 1.5% at December 31, 1995, for assets and liabilities having an interest rate maturity of one year or less and a negative gap of 2.2% for assets and liabilities having an interest rate maturity of three years or less. At December 31, 1995, 77% of Westcorp's interest earning assets had interest rate maturities of three years or less.

     Westcorp maintained an overall positive gap by having interest sensitive assets that adjusted to fluctuations in general interest rates during 1995 almost as frequently as its interest sensitive liabilities adjusted. Westcorp's ability to maintain a positive gap may be significantly affected by, among other factors, (i) interest earning assets based on a market lagging index, (ii) interest earning assets and interest bearing liabilities repricing at different times, (iii) interest rate caps and floors imposed on its assets, (iv) interest rates on assets and liabilities responding differently to economic, market and competitive factors, (v) high interest rate levels adversely affecting lending markets in general, and (vi) low interest rate levels increasing the difficulty of originating ARMs and increasing loan prepayments, which prepayments may be reinvested at lower interest rates.

     The following table illustrates the projected interest rate maturities, based upon certain assumptions regarding the major asset and liability categories of Westcorp at December 31, 1995. Prepayment and decay assumptions for loans and savings accounts were developed using both Westcorp's own prepayment experience and industry averages. For Westcorp's mortgage loans, the prepayment assumptions range from 6% to 20% of loans prepaying per year depending upon the interest rate, type of loan and contractual repricing terms. For passbook and money market deposit accounts, Westcorp uses a rate of 20% to 25% decay per year depending upon the characteristics of each type of account. The interest rate sensitivity of Westcorp's assets and liabilities illustrated in the following table could vary substantially if different assumptions were used or actual experience differs from the assumptions set forth. Although Westcorp's investment securities and mortgage-backed securities are classified primarily as available for sale, they are presented in the repricing categories based on their respective stated maturities adjusted for any appropriate prepayment assumptions. Loans held for sale are presented as repricing within three months based on management's intent relative to these assets.

                                                       AFTER                       AFTER
                                                       THREE       AFTER ONE       THREE      AFTER FIVE
                                         WITHIN       MONTHS         YEAR          YEARS        YEARS
                                         THREE        THROUGH       THROUGH       THROUGH      THROUGH     AFTER TEN
                                         MONTHS      ONE YEAR     THREE YEARS   FIVE YEARS    TEN YEARS      YEARS       TOTAL
                                       ----------   -----------   -----------   -----------   ----------   ---------   ----------
                                                                         (DOLLARS IN THOUSANDS)
Interest earning assets:
  Investment securities..............                $   22,405    $ 112,619                                           $  135,024
  Other investments..................  $  126,416           500                                                           126,916
  Mortgage-backed securities.........     128,590        29,520      164,139     $ 144,570     $ 205,410   $ 180,323      852,552
  Total loans:
    Consumer(1)......................      52,602       141,670      109,917        27,591         3,562         283      335,625
    Mortgage:
      Adjustable rate(2).............     980,525       225,006       38,731           538                              1,244,800
      Fixed rate(2)..................       7,133        19,210       47,127        31,074        36,320      20,503      161,367
      Construction(2)................       3,797                                                                           3,797
                                       ----------    ----------     --------      --------      --------    --------   ----------
Total interest earning assets........   1,299,063       438,311      472,533       203,773       245,292     201,109    2,860,081
Interest bearing liabilities:
  Savings deposits:
    Passbook/statement accounts(3)...       3,514         9,447       18,705        12,009        14,429       7,143       65,247
    Money market deposit
      accounts(3)....................          33            88          172           111           133          65          602
    Certificate accounts(4)..........     533,466       745,295      373,199        35,615             5                1,687,580
  FHLB advances(4)...................      12,000       135,000       32,000         6,500         6,500                  192,000
  Other borrowings(4)................     466,323            15           16                     104,360                  570,714
                                       ----------    ----------     --------      --------      --------    --------   ----------
Total interest bearing liabilities...   1,015,336       889,845      424,092        54,235       125,427       7,208    2,516,143
                                       ----------    ----------     --------      --------      --------    --------   ----------
Excess interest bearing assets
  (liabilities)......................     283,727      (451,534)      48,441       149,538       119,865     193,901      343,938
Effect of hedging activities.........     126,000                    (70,500)                    (55,500)
                                       ----------    ----------     --------      --------      --------    --------   ----------
Hedged excess........................  $  409,727    $ (451,534)   $ (22,059)    $ 149,538     $  64,365   $ 193,901   $  343,938
                                       ==========    ==========     ========      ========      ========    ========   ==========
Cumulative excess....................  $  409,727    $  (41,807)   $ (63,866)    $  85,672     $ 150,037   $ 343,938   $  343,938
                                       ==========    ==========     ========      ========      ========    ========   ==========
Cumulative differences as a
  percentage of total assets.........        14.3%         (1.5%)       (2.2%)         3.0%          5.3%       12.0%        12.0%

---------------

(1) Based on contractual maturities adjusted by Westcorp's historical prepayment rate.

(2) Based on interest rate repricing adjusted for projected prepayments.

(3) Based on assumptions established by the OTS.

(4) Based on contractual maturity.

AUTOMOBILE LENDING

     Westcorp and its predecessors and affiliates have purchased and originated automobile loans since 1973. During 1995, Westcorp combined the operations of the Bank's consumer finance division and the Bank's subsidiaries, Westcorp Financial Services, Inc., WFAL and WFAL2 to create WFS Financial Inc. Automobile loans are underwritten and purchased from approved new and used automobile dealers on a nonrecourse basis ("indirect contract") or are underwritten and originated directly through a consumer finance office or automobile dealer center ("direct loan"). Marketing is performed by sales managers through personal calls to automobile dealers as well as referrals. Westcorp believes that the creation and maintenance of close personal relationships with automobile dealers by its branch offices and dealer centers are a major factor in promoting the growth and sustaining the quality of its automobile loan portfolio.

     Substantially all loans originated or purchased by Westcorp are reviewed to ensure proper documentation and adherence to underwriting guidelines. Westcorp does not have minimum or maximum maturity requirements; however, automobile loans with less than three years' maturity or more than six years' maturity are seldom purchased due to low customer demand. Each automobile loan is fully amortizing and provides for level payments over the term of the loan with the portion of principal and interest of each level payment determined on the basis of the sum of the digits (also known as the Rule of 78s) or on the simple interest method. The interest rates charged on automobile loans are primarily determined by competitive loan rates, which reflect the availability of lendable funds and the demand for loans.

     Westcorp generally lends to the applicant an amount not to exceed the sum of the dealer's cost, taxes, license fees, and other miscellaneous costs. Additional advances over the sum of such costs may be made under certain circumstances based on the creditworthiness of the applicant. For used automobiles, the amount loaned generally does not exceed the wholesale "blue book" value for the automobile plus related expenses and any approved additional advances.

     The table presents information relative to originations of indirect contracts and direct loans as well as new and used vehicles for the following periods ending:

                                                                   DECEMBER 31,
                                                      --------------------------------------
                                                         1995           1994          1993
                                                      ----------     ----------     --------
                                                              (DOLLARS IN THOUSANDS)
    Indirect contracts............................    $1,454,198     $1,092,300     $740,832
    Direct loans..................................        73,451         84,731       79,386
                                                      ----------     ----------     --------
      Total volume................................    $1,527,649     $1,177,031     $820,218
                                                      ==========     ==========     ========
    New vehicles..................................    $  367,638     $  354,787     $269,467
    Used vehicles.................................     1,160,011        822,244      550,751
                                                      ----------     ----------     --------
      Total volume................................    $1,527,649     $1,177,031     $820,218
                                                      ==========     ==========     ========

SERVICING

     Westcorp's servicing activities include collecting payments and when appropriate repossessing the automobile. As part of these activities, Westcorp also earns late charges and other fees. Payment collection includes pursuing delinquent accounts, most of which are cured promptly. If not, Westcorp repossesses and sells the collateral in accordance with the terms of the loan and statutory guidelines. Deficiency balances are charged off against the allowance for loan losses. After chargeoff, Westcorp pursues collection of deficiency balances subject to applicable law.

     Each borrower with an automobile loan originated or purchased by Westcorp is required to maintain insurance covering physical damage to the financed vehicle, subject to certain limitations. The insurance policy must name Westcorp as the loss payee under the policy, and must cover loss and damage due to collision and other risks included in comprehensive coverage. Since borrowers may choose their own insurers to provide the required coverage, the specific terms and conditions of their policies vary within limits prescribed under applicable insurance law and regulation. If a borrower fails to obtain or maintain the required insurance, Westcorp has the right to obtain such insurance and add the premium for such insurance to the balance due on the loan. A subsidiary of the Bank, Westplan, acts as an independent agent for unaffiliated insurers in providing collateral protection insurance coverage on automobiles securing loans serviced by Westcorp. See Item 3 -- Legal Proceedings.

ASSET-BACKED MARKET ACTIVITIES

     Westcorp regularly sells automobile loans in the asset-backed market while retaining the servicing rights thereon. Westcorp has securitized its automobile loans using an off-balance sheet structure which utilizes a separate grantor trust for each transaction. Automobile loan securitization provides a stable source of funding, eliminates interest rate risk on the loans sold, enhances return on assets and improves the capital position of the Bank. The loans are sold in publicly underwritten securitization transactions in which Westcorp continues to service such loans. Since 1986, the securities issued have been rated "AAA" by Standard & Poor's Rating Services, a division of McGraw-Hill, Inc. ("S&P") and "Aaa" by Moody's Investors Service, Inc. ("Moody's"), their highest rating categories, either due to the senior/subordinated structure of the transaction or as a result of third party credit enhancement provided by Financial Security Assurance, Inc.

     These securitizations are structured to be treated as sales without recourse under generally accepted accounting principles ("GAAP"), thereby removing the automobile loans sold from Westcorp's balance sheet. Westcorp retains a residual interest in the excess interest which represents the excess of the underlying interest rate on the pool of automobile loans sold over the sum of the pass-through rate on the securities, credit losses, administrative expenses and contractual servicing fees. The valuation and recognition of the residual interest is affected by actual credit loss and prepayment history, discount rate assumptions and other factors.

     Westcorp securitized $1.5 billion and $842 million of automobile loans during 1995 and 1994, respectively. At December 31, 1995 and 1994, $220 million and $302 million, respectively, of automobile loans were held for sale.

     Westcorp anticipates using an owner trust structure in 1996, issuing both collateralized notes and pass-through certificates. Securitizations using the owner trust structure will also be treated as a sale without recourse. Westcorp will retain the servicing of the contracts sold to the owner trust and will receive excess interest from the contracts sold. The owner trust structure will enable Westcorp to maximize the return from a securitization transaction by more closely matching the yield paid to the investor to the yield curve existing at the time the securitization transaction is consummated.

RESIDENTIAL REAL ESTATE LENDING

     Westcorp's primary mortgage lending focus is originating single family (1-4 units) mortgage loans to enable borrowers to purchase, refinance or improve residential property. On a limited basis, it also originates mortgage loans secured by multifamily residences. Westcorp also holds a small portfolio of construction and commercial mortgage loans. Westcorp's total mortgage loan portfolio (including those held for sale) consisted of the following:

                                                                 DECEMBER 31,
                                                 ---------------------------------------------
                                                         1995                     1994
                                                 --------------------     --------------------
                                                   AMOUNT         %         AMOUNT         %
                                                 ----------     -----     ----------     -----
                                                            (DOLLARS IN THOUSANDS)
    Single family residential loans:
      First trust deeds........................  $  816,948      57.9%    $  718,924      54.4%
      Second trust deeds.......................     116,132       8.3        126,365       9.6
                                                 ----------     ------    ----------     ------
                                                    933,080      66.2        845,289      64.0
    Multifamily residential loans..............     469,951      33.3        459,883      34.8
    Construction loans.........................       8,469       0.6         19,813       1.5
    Commercial loans...........................       3,136       0.2          3,413       0.3
                                                 ----------     ------    ----------     ------
                                                  1,414,636                1,328,398
    Less: undisbursed loan proceeds............       4,672       0.3          7,614       0.6
                                                 ----------     ------    ----------     ------
                                                 $1,409,964     100.0%    $1,320,784     100.0%
                                                 ==========     ======    ==========     ======

     Mortgage loan originations are primarily generated by employees through referrals from real estate brokers. These employees receive commissions based on the total volume of loans acquired and closed in accordance with Westcorp's product pricing and underwriting standards. Westcorp has established criteria for the brokers from whom it will accept loan referrals, and the commissioned employees endeavor to increase the number of brokers approved by Westcorp. Westcorp regularly reviews its mortgage loans to ensure compliance with its underwriting guidelines and with federal and state regulations.

     Westcorp's lending strategy includes originating fixed rate loans, adjustable rate loans ("ARMs") without negative amortization and ARMs with potential negative amortization. By diversifying its loan portfolio among three types of loan products, Westcorp reduces its overall risk exposure, increases its flexibility in asset/liability management, and provides greater loan origination opportunities. The following table sets forth information on the amount of fixed rate mortgage loans and ARMs, net of undisbursed loan proceeds, in Westcorp's portfolio.

                                                                 DECEMBER 31,
                                                 ---------------------------------------------
                                                         1995                     1994
                                                 --------------------     --------------------
                                                   AMOUNT         %         AMOUNT         %
                                                 ----------     -----     ----------     -----
                                                            (DOLLARS IN THOUSANDS)
    Fixed rate loans:
      Single family............................  $  160,699      11.4%    $  103,189       7.8%
      Multifamily..............................         668       0.1            394       0.1
    Adjustable rate loans:
      Negative amortization....................     892,295      63.3        916,916      69.3
      Without negative amortization............     356,302      25.2        300,285      22.8
                                                 ----------     ------    ----------     ------
                                                 $1,409,964     100.0%    $1,320,784     100.0%
                                                 ==========     ======    ==========     ======

SINGLE FAMILY RESIDENTIAL LOANS

     Westcorp originates both ARMs and fixed rate first trust deed loans secured by single family residences. These loans have original principal amounts up to $1.0 million, but generally does not exceed $400 thousand in original principal amount. Westcorp has established lending limits based on the amount of the loan compared to the property's value ("LTV"). Westcorp will finance loans for the purchase of owner occupied single family residences for up to 95% of the market value based on the lesser of the purchase price or appraised value of the property. Mandatory private mortgage insurance, which ensures the unpaid balance in excess of 75% of the property's value, is required on loans with a LTV exceeding 80% at origination. The cost of this insurance is paid by the borrower during the term of the loan. Single family residential loans are typically made for terms of up to 30 years and are amortized on a monthly basis with level payments of principal and interest due each month, subject to periodic adjustment in the case of ARMs.

     Interest rates offered by Westcorp are regularly reviewed and adjusted and generally reflect prevailing competitive terms. Loan demand and availability of credit affect these market conditions. Loan origination fees are a volatile source of income varying with the volume and type of loans made and with competitive conditions in the mortgage markets. The interest rates on adjustable rate mortgage loans are adjusted monthly, quarterly, semiannually or annually, at a rate typically equal to 2.25% to 3.0% above a specified index. Westcorp primarily originates loans using the 11th District Cost of Funds Index ("COFI") published by the FHLB, but also utilizes Treasury indices, the Federal Cost of Funds Index, London Interbank Offer Rate ("LIBOR") or other generally recognized cost of funds indices. Initial interest rates and adjustment periods are set and reviewed based on prevailing market conditions and, from time to time, have included initial rates below those which would prevail under the general terms of the loan. At December 31, 1995, Westcorp held $75.2 million of loans that had yet to adjust to a fully-indexed rate.

     ARM loans are also designed with limits on the amount the interest rate may change in a given period and with maximum lifetime interest rates, or caps, to stimulate greater customer acceptance while maintaining the desired interest rate flexibility. The interest rates on ARMs generally can increase or decrease no more than 3% to 6% over the life of the loan. All ARMs are assumable by qualified buyers at the interest rate then in effect on the loan, in some cases with the payment of an assumption fee, but the maximum upward or downward interest rate adjustment over the life of the assumed loan is reset at the time of assumption. On ARMs without negative amortization, the maximum change in interest rate per period may be limited to 2% or less on certain loan programs. On ARMs with negative amortization, the amount of any interest due in excess of the monthly payment is capitalized by adding it to the principal balance of the loan resulting in negative amortization to principal. The monthly payment on ARMs with negative amortization is adjusted annually, subject to a 7.5% maximum increase, to insure that the loan fully amortizes over the remaining term to maturity. At the end of each five-year interval throughout the life of the loan (or sooner if the outstanding loan amount reaches a dollar figure specified in the contract generally no greater than 125% of the original loan amount), adjustments are made regardless of the 7.5% cap. At December 31, 1995, the total amount of negative amortization capitalized to principal and outstanding totalled $2.2 million.

     Westcorp offers a secured line of credit typically collateralized by a second trust deed on a single family residence and bearing an adjustable rate of interest based on a market index. At December 31, 1995, Westcorp had committed to lend approximately $93.7 million under this program, of which $60.2 million was outstanding. The market indices are the 11th District Cost of Funds or the Prime rate plus a margin between 4.95% to 6.0%. The program will lend up to $300 thousand with a loan to value of 80% or less for a maximum term of 15 years. The secured line of credit rates are from 6.0% to a maximum of 16%.

     The residential mortgage portfolio also includes both fixed and adjustable rate residential loans secured by second trust deeds ("consumer mortgage loans"). These loans have original loan amounts up to $300 thousand and maturities ranging from 5 to 15 years. These loans amortize on a 15 year basis or less and, depending upon the repayment option selected by the borrower, may involve a "balloon" payment at the end of the term. As part of the terms of the loan, Westcorp requires that it be given notice in the event of a default under the first trust deed to enable it to take appropriate steps to protect its interest. As of December 31, 1995, Westcorp had $12.2 million outstanding in consumer mortgage loans.

MULTIFAMILY RESIDENTIAL LOANS

     On a limited basis, Westcorp originates adjustable rate permanent loans secured by multifamily residential properties (generally apartment houses) for up to $5 million in original principal amount and up to 75% LTV. Additionally, Westcorp originates multifamily residential loans to provide financing on the disposition of real estate owned. During 1995, Westcorp originated $24.6 million in multifamily residential loans.

CONSTRUCTION LOANS

     On a limited basis, Westcorp originates construction loans primarily for multifamily and single family owner occupied residences. These include loans for the acquisition and development of unimproved property to be used for residential purposes. During 1995, Westcorp originated $5.7 million in construction loans. At December 31, 1995, Westcorp's construction loans totalled $8.5 million (of which $4.7 million had not been disbursed). Such loans represent less than 1% of Westcorp's total assets.

     The construction loan portfolio generally consists of loans with terms ranging from 12 to 18 months with adjustable interest rates equal to 2.0% to 3.0% above an average prime rate of three major banks. Advances are generally made to cover actual construction costs and include a reserve for paying the stated interest due on the loan.

SERVICING

     Loan servicing includes collecting payments and related servicing income and on the collateral, when necessary. Additional fees and charges related to loan servicing include prepayment fees, late charges, assumption fees and other miscellaneous fees. During 1995, Westcorp purchased rights to service $1.5 billion of single family residential loans for $14.7 million, known as purchased mortgage servicing rights ("PMSRs") for various loan pools and receives servicing income related to the servicing of these loans, in addition to the servicing retained on loans sold from its own portfolio. The purchase price of PMSRs are capitalized and amortized over the expected life of the underlying loans. See "Supervision and Regulation -- Regulatory Capital Requirements".

     Westcorp requires title insurance, or in some instances lot book insurance, which insure the priority of its liens on loans made on the security of real property, and may require additional title endorsements to standard policies as necessary to protect its security in the property encumbered. Westcorp requires that fire and extended coverage be maintained in amounts at least equal to the replacement costs of structures and improvements on all properties serving as security for its loans. If the borrower fails to obtain or maintain the required insurance, Westcorp has the right to obtain such insurance and add the premium for such insurance to the balance due on the loan. Westcorp also requires flood insurance on properties that are within areas defined as having a special flood hazard.

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

SECONDARY MARKET ACTIVITIES

     Mortgage loans originated or purchased by Westcorp are either held in its portfolio or sold in the secondary market. As Westcorp has become more active in the secondary market, it has sold Federal Housing Administration ("FHA") and Veteran's Administration ("VA") loans, as well as other conforming and nonconforming loans to the Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and other established conduits. With the exception of FHA and VA loans which are sold servicing released, Westcorp generally retains the servicing rights to these loans and earns servicing income therefrom. These sales are generally without recourse, thereby removing the mortgage loans sold from Westcorp's balance sheet. During 1995, Westcorp sold $304 million of mortgage loans in the secondary market compared to $542 million during 1994. Westcorp's portfolio of mortgage loans held for sale, consisting of single family loans, totalled $149 million at December 31, 1995 and $3.0 million at December 31, 1994.

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

AUTOMOBILE LOAN QUALITY

     Westcorp maintains a collection staff to monitor and control delinquencies within its automobile loan portfolio. During 1995, delinquencies and chargeoffs increased, as expected, as Westcorp purchased a greater percentage of automobile loans from the lower end of the prime credit quality spectrum. Automobile loans are not placed on nonaccrual status since it is Westcorp's policy to charge off these loans after 120 days past due. Therefore, interest continues to accrue on automobile loans until the loan is charged off. At the time an automobile loan is charged off, all accrued but unpaid interest is reversed.

     The following table sets forth information with respect to the delinquency of Westcorp's automobile portfolio.

                                                                DECEMBER 31,
            ---------------------------------------------------------------------------------------------------------------------
                    1995                    1994                    1993                    1992                    1991
            ---------------------   ---------------------   ---------------------   ---------------------   ---------------------
              NUMBER                  NUMBER                  NUMBER                  NUMBER                  NUMBER
                OF                      OF                      OF                      OF                      OF
            AUTOMOBILE              AUTOMOBILE              AUTOMOBILE              AUTOMOBILE              AUTOMOBILE
              LOANS       AMOUNT      LOANS       AMOUNT      LOANS       AMOUNT      LOANS       AMOUNT      LOANS      AMOUNT(2)
            ----------   --------   ----------   --------   ----------   --------   ----------   --------   ----------   --------
                                                           (DOLLARS IN THOUSANDS)
Automobile
  loans
  owned...    58,887     $314,717     61,764     $425,010     40,042     $223,792     51,797     $343,602     43,770     $374,607
              ======     ========     ======     ========     ======     ========     ======     ========     ======     ========
Period of
delinquency
  for
automobile
  loans
 owned(1):
    31-59
   days...     1,332     $  3,936        688     $  2,069        490     $  1,259        653     $  2,218        815     $  3,161
    60-89
   days...       455        1,499        209          567        138          457        276          879        281        1,706
    90 days
    or more..    182          473         98          197         83          303        191          747        588        3,531
              ------     --------     ------     --------     ------     --------     ------     --------     ------     --------
Total
automobile
loans delin-
quent...       1,969     $  5,908        995     $  2,833        711     $  2,019      1,120     $  3,844      1,684     $  8,398
              ======     ========     ======     ========     ======     ========     ======     ========     ======     ========
Delinquencies
for auto-
mobile loans
as a per-
centage of
number and
amount of
automobile
loans owned...  3.34%        1.88%      1.61%        0.67%      1.78%        0.90%      2.16%        1.12%      3.85%        2.24%
              ======     ========     ======     ========     ======     ========     ======     ========     ======     ========
Delinquencies
as a per-
centage
of number
and amount
of auto-
mobile loans
serviced(3)...  1.23%        1.24%      0.80%       0.74%       0.74%        0.65%      1.28%        1.19%      1.95%        1.42%
              ======     ========     ======     ========     ======     ========     ======     ========     ======     ========

---------------
(1) The period of delinquency is based on the number of days payments are contractually past due.

(2) This amount includes unearned add-on interest.

(3) Includes delinquency information for loans sold to grantor trusts but which were originated and serviced by Westcorp.

     Even though a loan may have been charged off, collection efforts continue, including obtaining a deficiency judgment, if necessary. The following table sets forth information with respect to actual loss experience of Westcorp's automobile portfolio:

                                                 AT OR FOR THE YEAR ENDED DECEMBER 31,
                                      ------------------------------------------------------------
                                        1995         1994         1993         1992         1991
                                      --------     --------     --------     --------     --------
                                                         (DOLLARS IN THOUSANDS)
Portfolio
  At end of period (net of unearned
     add-on interest)...............  $314,717     $425,010     $223,792     $343,602     $336,358
                                      ========     ========     ========     ========     ========
  Average during period (net of
     unearned add-on interest)......  $396,683     $285,688     $296,528     $346,448     $591,185
                                      ========     ========     ========     ========     ========
  Gross chargeoffs of automobile
     loans during period............  $ 12,829     $ 10,919     $ 10,529     $  9,614     $ 12,586
  Recoveries of automobile loans
     charged off in prior periods...     4,565        6,887        5,223        2,503        1,400
                                      --------     --------     --------     --------     --------
  Net chargeoffs....................  $  8,264     $  4,032     $  5,306     $  7,111     $ 11,186
                                      ========     ========     ========     ========     ========
  Net chargeoffs as a percent of
     average automobile loans owned
     during period..................      2.08%        1.41%        1.79%        2.05%        1.89%
                                      ========     ========     ========     ========     ========
  Net chargeoffs as a percent of
     average automobile loans
     serviced during period(1)......      1.61%        1.09%        1.53%        1.73%        1.40%
                                      ========     ========     ========     ========     ========

---------------
(1) Includes loan loss information for loans sold to grantor trusts that were originated and serviced by Westcorp.

REAL ESTATE LOAN QUALITY

     Westcorp's real estate loan portfolio delinquency has stabilized over the past several years. From mid 1992 through early 1994, the California economy, where substantially all of the collateral for Westcorp's real estate loans is located, experienced severe downturns in the market values of real estate, high levels of unemployment and a low demand in residential construction and new home sales. The problems created by this economic slump were especially noticeable in the multifamily mortgage portfolio. While the economy has not fully recovered, the downward trends appear to have stabilized.

     The following table sets forth the delinquent percentages relative to the dollar amounts of Westcorp's total mortgage portfolio, including loans held for sale, for the past five years.

                                                                        DECEMBER 31,
                                                          ----------------------------------------
                                                          1995     1994     1993     1992     1991
                                                          ----     ----     ----     ----     ----
Period of delinquency:
  Two payments (31-59 days).............................  0.57%    0.56%    0.40%    0.72%    0.93%
  Three payments (60-89 days)...........................  0.40     0.09     0.42     1.18     0.23
  Four or more payments (90 days or more)...............  0.89     1.11     1.31     1.94     1.31

     The following table of mortgage delinquencies over 60 days by loan type demonstates the stabilization of delinquencies over the past three years.

                                                                     DECEMBER 31,
                                            ---------------------------------------------------------------
                                                   1995                  1994                  1993
                                            -------------------   -------------------   -------------------
                                             AMOUNT                AMOUNT                AMOUNT
                                              PAST                  PAST                  PAST
                                            DUE OVER              DUE OVER              DUE OVER
                                               60        % OF        60        % OF        60        % OF
                                              DAYS     CATEGORY     DAYS     CATEGORY     DAYS     CATEGORY
                                            --------   --------   --------   --------   --------   --------
                                                                (DOLLARS IN THOUSANDS)
Single family.............................  $ 15,185     1.63%    $ 14,152     1.68%    $ 19,646     2.39%
Multifamily...............................     2,908     0.62        1,710     0.37        3,384     0.70
Construction..............................       107     1.56
                                             -------     ----      -------     ----      -------     ----
                                            $ 18,200     1.29%    $ 15,862     1.20%    $ 23,030     1.73%
                                             =======     ====      =======     ====      =======     ====

NONPERFORMING ASSETS

     Nonperforming assets ("NPA") consist of nonperforming loans ("NPL") and real estate acquired through foreclosure ("REO") and real estate acquired for investment or development ("REI") that is impaired. NPLs are defined as all loans in which any accrued interest has been reversed, which includes mortgage loans 90 days or more past due or performing loans where full collection of principal and interest is not reasonably assured. NPLs include loans categorized as impaired. At December 31, 1995, NPAs totalled $29.2 million or 0.90% of total assets compared to $43.3 million or 1.6% of total asset at December 31, 1994. NPAs consisted of NPLs of $18.4 million and $10.8 million of REO at December 31, 1995. REOs are recorded at fair value less estimated disposition costs.

     As a result of the adoption of SFAS No. 114, a loan is considered impaired when, based on current information and events, it is probable that Westcorp will be unable to collect all amounts due according to the contractual terms of the loan agreement. Westcorp measures impairment based on the fair value of the loan's collateral. Changes in the fair value are recorded through the allowance for loan losses. At December 31, 1995, $7.5 million of loans were considered impaired.

     When a loan is designated as nonaccrual, all previous accrued interest is reversed and income is only recognized on a cash basis. Interest income that would have been recorded in 1995, if these loans had been current in accordance with their original terms, totalled $0.8 million and $0.9 million for the years ended December 31, 1995 and 1994, respectively. The following table classifies NPLs into significant categories:

                                                                              DECEMBER 31,
                                                                           -------------------
                                                                            1995        1994
                                                                           -------     -------
                                                                               (DOLLARS IN
                                                                               THOUSANDS)
Loans 90 days or more past due...........................................  $10,950     $13,950
Performing, nonaccrual loans.............................................                3,717
Impaired loans...........................................................    7,450
                                                                           -------     -------
          Total nonperforming loans......................................  $18,400     $17,667
                                                                           =======     =======

     Single family loans accounted for 59% of total NPAs at December 31, 1995 while multifamily loans accounted for 39%, although no single loan or series of such loans predominate. The decrease in total NPAs is the result of improving asset quality and stabilization of market values. The following tables show the rollforward and migration of NPLs and REOs since December 31, 1993:

                                                 SINGLE
                                                 FAMILY       MULTIFAMILY     MULTIFAMILY
                                    TOTAL       1-4 UNITS     5-36 UNITS       37+ UNITS      CONSTRUCTION
                                   --------     ---------     -----------     -----------     ------------
                                                           (DOLLARS IN THOUSANDS)
NONPERFORMING LOANS
Balance December 31, 1993........  $ 31,966     $  15,722       $ 2,985        $  10,134        $  3,125
  New nonperforming loans........    45,597        21,931         8,186           15,274             206
  REO............................   (21,966)      (13,044)       (5,407)          (3,515)
  Cures and payoffs..............   (35,003)       (8,035)       (2,939)         (21,834)         (2,195)
  Chargeoffs.....................    (2,927)       (2,718)         (209)
                                   --------      --------       -------         --------         -------
Balance December 31, 1994........    17,667        13,856         2,616               59           1,136
  New nonperforming loans........    28,220        15,906         9,876            2,331             107
  REO............................   (15,290)      (10,850)       (3,413)                          (1,027)
  Cures and payoffs..............   (10,454)       (7,785)       (2,536)             (24)           (109)
  Chargeoffs.....................    (1,743)       (1,193)         (550)
                                   --------      --------       -------         --------         -------
Balance December 31, 1995........  $ 18,400     $   9,934       $ 5,993        $   2,366        $    107
                                   ========      ========       =======         ========         =======
REAL ESTATE ACQUIRED THROUGH
  FORECLOSURE
Balance December 31, 1993........  $ 17,405     $   7,469       $   725                         $  9,211
  New REO........................    49,451        16,077         9,859        $  23,515
  Sales..........................   (29,683)      (16,052)       (3,221)          (4,523)         (5,887)
  Writedowns.....................   (16,436)       (2,223)       (3,335)          (8,493)         (2,385)
                                   --------      --------       -------         --------         -------
Balance December 31, 1994........    20,737         5,271         4,028           10,499             939
  New REO........................    32,200        14,166        11,146            4,361           2,527
  Sales..........................   (34,445)       (9,962)       (9,848)         (14,635)
  Writedowns.....................    (7,661)       (2,240)       (2,413)            (225)         (2,783)
                                   --------      --------       -------         --------         -------
Balance December 31, 1995........  $ 10,831     $   7,235       $ 2,913        $                $    683
                                   ========      ========       =======         ========         =======

ALLOWANCE FOR LOAN LOSSES

     Westcorp decreased its allowance for loan losses to $39.3 million at December 31, 1995, compared with $41.3 million at December 31, 1994, primarily due to the reduced levels of NPAs and the stabilization in the asset quality of Westcorp's loan portfolio. The allowance for loan losses and related provisions are determined by considering loan volumes, loan sales, prepayments, loss trends, levels of NPLs and management's analysis of market conditions and other relevant factors. The following table sets forth the activity in the allowance for loan losses.

                                                                  AT OR FOR THE YEAR ENDED
                                                                        DECEMBER 31,
                                                             ----------------------------------
                                                               1995         1994         1993
                                                             --------     --------     --------
                                                                   (DOLLARS IN THOUSANDS)
Balance at beginning of period.............................  $ 41,323     $ 39,677     $ 40,656
Chargeoffs:
  Mortgage loans...........................................    (6,358)      (8,268)     (21,502)
  Consumer loans...........................................   (12,829)     (10,951)     (11,005)
                                                             --------     --------     --------
                                                              (19,187)     (19,219)     (32,507)
Recoveries:
  Mortgage loans...........................................       189          945        3,706
  Consumer loans...........................................     4,565        6,887        5,238
                                                             --------     --------     --------
                                                                4,754        7,832        8,944
                                                             --------     --------     --------
Net chargeoffs.............................................   (14,433)     (11,387)     (23,563)
Transfers from the allowance for real estate losses........       800
Business acquisition.......................................       100
Provision for loan losses..................................    11,470       13,033       22,584
                                                             --------     --------     --------
Balance at end of period...................................  $ 39,260     $ 41,323     $ 39,677
                                                             ========     ========     ========
Ratio of net chargeoffs during the period to average loans
  outstanding during the period............................      0.82%        0.73%        1.36%

     The allowance for loan loss by loan category was as follows:

                                                                      DECEMBER 31,
                                                 -------------------------------------------------------
                                                           1995                          1994
                                                 -------------------------     -------------------------
                                                               % OF LOANS                    % OF LOANS
                                                                 IN EACH                       IN EACH
                                                               CATEGORY TO                   CATEGORY TO
                                                 ALLOWANCE     TOTAL LOANS     ALLOWANCE     TOTAL LOANS
                                                 ---------     -----------     ---------     -----------
                                                                 (DOLLARS IN THOUSANDS)
Consumer.......................................   $ 7,795           19.2%       $ 9,576          24.6%
Single family residential......................     8,825           53.6          5,448          48.9
Multifamily residential........................    22,640           27.2         26,299          26.5
                                                  -------          -----        -------         -----
                                                  $39,260          100.0%       $41,323         100.0%
                                                  =======          =====        =======         =====

     The allowance for real estate losses was established to absorb potential losses in the REO portfolio. Provisions for real estate losses are charged to real estate operations. Changes in the allowance for real estate losses were as follows:

                                                                         DECEMBER 31,
                                                                -------------------------------
                                                                 1995       1994         1993
                                                                ------     -------     --------
                                                                    (DOLLARS IN THOUSANDS)
Balance at beginning of period................................  $1,684     $ 3,508     $ 20,185
Provision for real estate losses..............................    (100)     (2,106)      (6,489)
Chargeoffs, net...............................................                 282      (10,188)
Transfers to the allowance for loan losses....................    (800)
                                                                ------     -------     --------
Balance at end of the year....................................  $  784     $ 1,684     $  3,508
                                                                ======     =======     ========

INVESTMENT SECURITIES

     Westcorp's investment securities portfolio consists primarily of United States Agency and Treasury securities and is classified as available for sale. Accordingly, the portfolio is reported at fair value with unrealized gains and losses being reflected as a separate component of shareholders' equity. This portfolio is maintained primarily for liquidity purposes in accordance with regulatory requirements. The Bank also holds FHLB stock, which is carried at cost, as required by its affiliation with the FHLB System. Westcorp also holds minimal amounts of other investments which include investment securities classified as held to maturity. These securities are carried at amortized cost. The following table summarizes Westcorp's investment securities at the dates indicated.

                                                              DECEMBER 31,
                                      ------------------------------------------------------------
                                        1995         1994         1993         1992         1991
                                      --------     --------     --------     --------     --------
                                                         (DOLLARS IN THOUSANDS)
Interest bearing deposits with other
  financial institutions............  $    689     $    563     $    796     $  7,593     $    500
Other short term investments........   126,227      145,391      137,162       75,161       65,650
Investment securities:
  U.S. Treasury securities and
     obligations of other U.S.
     Government agencies and
     corporations -- AFS............   130,052      111,677      114,050      114,114       63,891
  U.S. Treasury securities and
     obligations of other U.S.
     Government agencies and
     corporations -- HTM............     1,506
  Corporate bonds -- investment
     grade..........................                                                            10
  Obligations of states and
     political subdivisions.........     3,441        3,062        3,527          998        1,009
  Other.............................        25           25           25           25           25
  Corporate bonds -- below
     investment grade...............                                 400          803        1,203
  FHLB stock........................    29,624       24,474       17,566       20,674       21,174
                                      --------     --------     --------     --------     --------
                                      $291,564     $285,192     $273,526     $219,368     $153,462
                                      ========     ========     ========     ========     ========

     The following table sets forth the stated maturities of Westcorp's investment securities at December 31, 1995.

                                                                   FIVE
                                                    ONE YEAR      YEARS
                                                       TO           TO          TEN          NO
                                        UP TO         FIVE         TEN         YEARS       STATED
                                       ONE YEAR      YEARS        YEARS       OR MORE      MATURITY
                                       --------     --------     --------     --------     -------
                                                         (DOLLARS IN THOUSANDS)
Interest bearing deposits with other
  financial institutions.............  $    689
Other short term investments.........   126,227
Investment securities:
  U.S. Treasury securities and
     obligations of other U.S.
     Government agencies and
     corporations....................    27,121     $107,878
  Other..............................                     25
  FHLB stock.........................                                                      $29,624
                                       --------     --------     --------     --------     -------
                                       $154,037     $107,903                               $29,624
                                       ========     ========     ========     ========     =======
Weighted average interest rate.......       5.1%         5.1%                                  6.8%

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

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1995         1994
                                                                         --------     --------
                                                                              (DOLLARS IN
                                                                              THOUSANDS)
Held to maturity securities:
  GNMA certificates....................................................  $405,582     $208,307
  FNMA participation certificates......................................    97,352      108,033
  FHLMC participation certificates.....................................     9,120
  Other................................................................       164          171
                                                                         --------     --------
                                                                         $512,218     $316,511
                                                                         ========     ========
Available for sale securities:
  GNMA certificates....................................................  $135,901     $ 51,173
  FNMA participation certificates......................................   101,344       77,834
  FHLMC participation certificates.....................................   103,089        2,997
  Other................................................................                 22,154
                                                                         --------     --------
                                                                         $340,334     $154,158
                                                                         ========     ========

     The MBS held to maturity, with a total carrying value of $512 million, had an estimated market value of $523 million and a weighted average interest rate of 7.9% at December 31, 1995. The carrying value of the MBS available for sale is equal to its estimated market value of $340 million and has a weighted average interest rate of 7.7% at December 31, 1995. Westcorp's MBS portfolio had maturities of ten years or greater at December 31, 1995, although payments are generally received monthly throughout the life of these securities.

FUNDING SOURCES

     Westcorp employs various sources to fund its operations, including deposits, commercial paper, advances from the FHLB, repurchase agreements, and other borrowings. The sources used vary depending on such factors as rates paid, maturities, and the impact on capital. See "Management's Discussion and Analysis -- Capital Resources and Liquidity".

DEPOSITS

     Westcorp attracts both short term and long term deposits from the general public and institutions by offering a variety of accounts and rates. Westcorp offers regular passbook accounts, various money market accounts, fixed interest rate certificates with varying maturities and individual retirement accounts. Westcorp's deposits are obtained primarily from the areas surrounding its branches in California and a limited number were solicited from areas outside California only by employees at the Bank's headquarters.

     The following table sets forth the amount of Westcorp's deposits by type at the dates indicated.

                                                                DECEMBER 31,
                                       --------------------------------------------------------------
                                          1995         1994         1993         1992         1991
                                       ----------   ----------   ----------   ----------   ----------
                                                           (DOLLARS IN THOUSANDS)
No minimum term:
  Passbook accounts..................  $   65,293   $  104,085   $  162,185   $  189,895   $  187,355
  Money market deposit accounts......         602          801        1,149        1,212        1,604
Certificate accounts:
  Certificates (30 days to five
     years)..........................   1,462,649    1,335,805    1,026,671    1,313,771    1,494,390
  IRA/Keogh..........................     224,931      192,091      167,053      178,019      131,589
                                       ----------   ----------   ----------   ----------   ----------
                                       $1,753,475   $1,632,782   $1,357,058   $1,682,897   $1,814,938
                                       ==========   ==========   ==========   ==========   ==========

     Westcorp has remained competitive due to the variety of savings deposits offered and its ability to respond with flexibility to changes in customer demand and competitive pressures. Generally, Westcorp, as other financial institutions with which Westcorp competes, has become more subject to short term fluctuations in deposit flows as customers have become more interest rate conscious. The ability of Westcorp to attract and maintain deposits and control its cost of funds has been, and will continue to be, significantly affected by money market conditions. Westcorp's average certificate accounts outstanding are summarized below.

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1995           1994
                                                              ----------     ----------
                                                               (DOLLARS IN THOUSANDS)
        Average certificate accounts outstanding............  $1,672,920     $1,315,628
        Average interest rate paid..........................        5.9%           4.9%

     Deposit accounts are generally insured by the FDIC up to $100,000. Westcorp's maturities of certificate accounts greater than or equal to $100,000 are as follows:

                                                                          DECEMBER 31,
                                                                              1995
                                                                          ------------
                                                                          (DOLLARS IN
                                                                           THOUSANDS)
        Three months or less............................................    $132,549
        Over three months through six months............................      32,590
        Over six months through one year................................     132,158
        Over one year through three years...............................      79,513
        Over three years................................................       6,151
                                                                            --------
                                                                            $382,961
                                                                            ========

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

     The FHLB System functions in a reserve capacity for savings institutions. As a member, Westcorp, through the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB on security of such stock and on certain residential mortgage loans. The Bank has been preapproved for advances up to 25% of its assets, based on remaining availability under credit facilities established by the Bank with the FHLB, with 24 hours notice. Such borrowings may be made pursuant to several different programs offered from time to time by the FHLB. Additional funds are available subject to additional collateral and other requirements. Each credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB prescribes the acceptable uses to which advances pursuant to each program may be put, as well as limitations on the sizes of advances and repayment provisions.

     At December 31, 1995 and 1994, the Bank had $67.9 million and $211 million of commercial paper outstanding, respectively, with a weighted average interest rate of 6.0% and 4.7% at December 31, 1995 and 1994, respectively. The maximum amount of commercial paper outstanding at any month-end was $240 million and $222 during 1995 and 1994, respectively. The average amount of commercial paper outstanding during 1995 and 1994 was $124 million and $66.6 million, respectively.

     Savings associations such as the Bank also have authority to borrow from the FRB "discount window." FRB regulations require these institutions to exhaust all reasonable alternative sources of funds, including FHLB sources, before borrowing from the FRB. Federal regulations have been promulgated which connect Community Reinvestment Act ("CRA") performance with access to long term advances from FHLB to member institutions. The Bank does not believe that there will be any adverse effect to it relative to access to this source of funds. The Bank received a "satisfactory" in its most recent CRA evaluation.

SUBORDINATED CAPITAL DEBENTURES

     In 1993, Westcorp, through the Bank issued $125 million of 8.5% Subordinated Capital Debentures due 2003, of which $104 million are currently outstanding. In addition to being a funding source, the Bank is permitted to include these Debentures in supplementary capital for purposes of determining compliance with risk-based capital requirements. See "Supervision and Regulation -- Regulatory Capital Requirements"

SUBSIDIARIES

WESTERN FINANCIAL SAVINGS BANK, F.S.B.

     The Bank is a federally chartered and insured savings bank. The Bank provides diversified financial services through real estate and related lending programs, depository accounts and investment services. The Bank has 25 savings branches and 7 real estate loan centers in Arizona, California, Colorado and Texas. Substantially all of Westcorp's operations are conducted through the Bank and its subsidiaries. The Bank's subsidiaries are WFS (which in turn owns all of the stock of WFAL and WFAL2), Westplan (which in turn owns all of the stock of
WI), Recon, WCS, Westhrift and WFMC (which in turn owns THC). Each of these entities are described in detail below.

WFS FINANCIAL INC

     WFS is in the business of automobile finance and operated through 89 offices in 16 states at December 31, 1995. In 1996, WFS has opened eight additional offices in three states. Each of its offices are licensed to the extent required by law to conduct business in each respective state. WFS was created in 1995 by the combination of the Bank's automobile lending operations and the Bank's subsidiaries, Westcorp Financial Services Inc, WFAL and WFAL2 and subsequent sale of stock. The Bank owns an 80% interest in WFS. The remaining interest is traded on the NASDAQ under the ticker symbol "WFSI". During 1995, WFS originated $1.5 billion of automobile loans. The loans which WFS originates are generally sold in securitized offerings by its subsidiaries WFAL and WFAL2.

WESTERN FINANCIAL AUTO LOANS, INC.

     WFAL is a wholly-owned, limited purpose subsidiary of WFS. WFAL was organized primarily for the purpose of purchasing automobile loans from WFS and securitizing such loans in the secondary market. A total of five securitization transactions totalling $1.5 billion were completed during 1995.

WESTERN FINANCIAL AUTO LOANS 2, INC.

     WFAL2 is a wholly-owned, limited purpose subsidiary of WFS. WFAL2 was organized primarily for the purpose of purchasing automobile loans from WFS, and securitizing such loans in the secondary market and engaging in other asset-backed financing transactions.

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

WESTPLAN INVESTMENTS

     WI began operations in 1994 as a licensed mutual funds broker dealer selling mutual funds, fixed and variable annuities to the general public and is not a significant source of revenues or expenses.

WESTERN RECONVEYANCE COMPANY, INC.

     Recon is a California corporation which acts primarily as the trustee under trust deed loans made by Westcorp and is not a significant source of revenues or expenses.

WESTERN CONSUMER SERVICES, INC.

     WCS conducts real estate development activities through a California Limited Liability Company ("LLC"). The purpose of the LLC is to acquire, develop and ultimately sell single family residences. Westcorp's interest includes a participating share of the profits realized upon the sale of each unit.

     WCS also owns three branch locations of the Bank. One location was transferred in 1993, and two additional locations were transferred in 1996. These transfers occurred as a result of a determination that these properties could not be treated as branch premises for regulatory purposes (based on OTS guidelines) since the Bank did not occupy 25% of the premises, consistent with OTS guidelines, and was thus required to divest the property. The Bank is required to hold risk based capital against its investment in WCS. If and when the Bank is able to occupy 25% or more of the premises, it may transfer the property from WCS to the Bank.

WESTHRIFT LIFE INSURANCE COMPANY

     Westhrift, an Arizona corporation, is engaged in the business of reinsuring credit life and credit disability insurance offered to borrowers of Westcorp and underwritten by an independent insurer. The credit life insurance policies provide for full payment to Westcorp of the insured's financial obligation in the event of the insured's death. The credit disability insurance policies provide for payment to Westcorp of an insured's financial obligation during a period of disability resulting from illness or physical injury. Westhrift has a Certificate of Authority from the California Insurance Commissioner authorizing it to conduct insurance business in California. At December 31, 1995, credit life and disability insurance in force was $44 million.

     For Arizona statutory purposes, Westhrift is required to maintain reserves for losses on credit life and credit disability policies. Westhrift's aggregate reserves for credit life and credit disability policies at December 31, 1995 were $1.6 million. The aggregate reserves are computed in accordance with commonly accepted actuarial standards consistently applied, and are based on actuarial assumptions which are in accordance with or stronger than those called for in policy provisions. The policies reinsured are underwritten by the independent insurer for no more than the amount that the insured owes to the Bank, not to exceed $25 thousand per loan. Westhrift also maintains a $0.5 million deposit in accordance with California statutory deposit requirements. Westhrift does not engage in any business except with respect to customers of the Bank and WFS.

     In January 1995, ownership of Westhrift was transferred to the Bank from WCS after obtaining regulatory approval to do so. The Bank paid WCS $4.8 million for Westhrift.

WESTRAN SERVICES CORP.

     Westran is a California corporation which provides travel related services for Westcorp and its subsidiaries as well as outside parties through the charter of its aircraft or through booking flights on commercial airlines and is not a significant source of revenues or expenses for Westcorp.

WF MORTGAGE CORPORATION

     WFMC was created as a part of the process by which the Bank could purchase an equity interest in The Hammond Company and its subsidiaries. The Bank owns an 80% interest in WFMC. WFMC merged with THC in January 1996.

THE HAMMOND COMPANY

     An 80% interest in THC and its subsidiaries was acquired by WFMC on December 21, 1995. THC and its wholly owned subsidiaries operate through the principal subsidiary, The Hammond Company, The

Mortgage Bankers, as a mortgage banking company. Its principal business is the origination and sale of residential mortgage loans in the states of Arizona, California, Hawaii, Nevada and Oregon. The Company has 14 retail loan origination offices and two wholesale offices. THC is not a significant source of revenues or expenses.

WESTCORP INVESTMENTS, INC.

     WII is a limited-purpose, wholly owned subsidiary of Westcorp, a California corporation. WII was incorporated in California on February 9, 1996 for the purpose of purchasing an ownership interest in the Trust and similar trusts. WII is limited by its Articles of Incorporation from engaging in any business activities not incidental or necessary to its stated purpose.

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

     Westcorp faces strong competition in the purchase of automobile dealer generated automobile loans from competitors including automobile manufacturer finance subsidiaries, consumer finance companies, commercial banks, and credit unions. Westcorp competes for the purchase of such loans on the basis of price and the level of service provided to the respective dealers, including its promptness in processing and approving automobile applications submitted by the dealer.

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

     The Bank is a savings and loan association for federal tax purposes. Savings and loan associations satisfying certain conditions are permitted under the Internal Revenue Service Code to establish reserves for bad debts and to make annual additions to these reserves which qualify as deductions from income. The Bank is permitted to compute its additions to its bad debt reserve on loans using one of the following two methods: (i) the percentage of taxable income method; or (ii) the experience method. The Bank intends, when permitted, to compute its annual bad debt reserve deduction for loans under the method which permits the Bank to obtain the maximum allowable deduction.

     Under the percentage of taxable income method, as revised by the Act, the Bank may generally deduct an amount equal to 8% of its taxable income, after deducting certain items . In addition, the bad debt deduction under the percentage of taxable income method is subject to certain limitations based on the amount of deposit accounts and outstanding qualifying real property loans. The allowable deduction under the percentage of taxable income method is available only if at least 60% of the total dollar amount of the Bank's assets are qualifying assets. Qualifying assets include, among other things, cash, U.S. Government obligations, certificates of deposit, loans secured by an interest in residential real property and loans made for the payment of expenses of a college or university education. The Bank's qualifying assets exceeded 60% in 1995.

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

     At December 31, 1995, Westcorp had no net operating loss carry-forwards. For net operating losses incurred in taxable years beginning after 1986, there is a 3-year carry back and a 15-year carry-forward period.

     The returns of The Hammond Company and its subsidiaries are being examined for the year March 31, 1993. No changes are anticipated.

CALIFORNIA FRANCHISE TAX PROVISIONS

     The California franchise tax applicable to the Bank is a variable rate tax. This rate is computed under a formula which is higher than the rate applicable to nonfinancial corporations because it includes an amount "in lieu" of local personal property and business license taxes paid by nonfinancial corporations (but not generally paid by financial institutions such as the Bank). For taxable year 1995, the total tax rate was set at 11.48%. Under California regulations, bad debts may be treated by savings and loan associations in either of two ways, as debts are ascertained to be worthless in whole or in part or by deducting from income a reasonable reserve addition. The Bank and its subsidiaries file separate tax returns using the combined reporting method.

     The returns of Westcorp and its subsidiaries and affiliates were examined for the years 1988 and 1989. Assessed amounts were paid by the affiliate company. The returns for the years 1990 through 1993 are currently under examination.

     For additional information regarding the federal and state taxes payable by Westcorp, see Note 20 -- Income Taxes to the Consolidated Financial Statements.

SUPERVISION AND REGULATION

GENERAL

     The adoption of Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") substantially restructured the regulatory framework in which Westcorp and the Bank operate. In December 1991, The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") was enacted. FDICIA requires specified regulatory agencies to adopt regulations having broad application to insured financial institutions such as the Bank. In 1994 the Riegle Community Development and Regulatory Improvement Act of 1994 ("RCDA") was adopted, which modified several of the requirements initiated by FDICIA.

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

     As a savings and loan holding company registered with the OTS, Westcorp is subject to its regulations, examination and reporting requirements. Westcorp is a "unitary" savings and loan holding company within the meaning of regulations promulgated by the OTS, and as a result Westcorp is virtually unrestricted in the types of business activities in which it may engage, provided the Bank continues to meet the Qualified Thrift Lender test under HOLA. Although Westcorp intends to remain a unitary savings and loan holding company, if it acquires one or more insured institutions and operates them as separate subsidiaries rather than merging them with the Bank, or if certain other circumstances not currently applicable to Westcorp arise, Westcorp would be treated as a "multiple" savings and loan holding company and could cause additional regulatory restrictions to be imposed on Westcorp. Westcorp does not anticipate that those circumstances will arise unless such institutions are acquired pursuant to a supervisory acquisition and the insured subsidiaries meet the Qualified Thrift Lender test.

     HOLA prohibits a savings and loan holding company, without prior approval of the OTS, from controlling any other savings association or savings and loan holding company.

     Additionally, FIRREA empowers the OTS to take substantive action when it determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of any particular activity constitutes a serious risk to the financial safety, soundness, or stability of that holding company's subsidiary savings association. Thus, FIRREA confers on the OTS oversight authority for all holding company affiliates, not just the Bank. Specifically, the OTS may, as necessary: (i) limit the payment of dividends by the Bank; (ii) limit transactions between the Bank, the holding company and the subsidiaries or affiliates of either; and (iii) limit any activities of the holding company that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the Bank. Any such limits may be issued in the form of regulations, or a directive having the effect of a cease and desist order.

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

THE BANK

  California Savings Association Law

     As a federally chartered institution, the Bank's investments and borrowings, loans, issuance of securities, payments of interest and dividends, establishment of branch offices and all other aspects of its operations are subject to the exclusive jurisdiction of the OTS, to the exclusion of the California Savings Association Law or regulations of the California Savings and Loan Commissioner. The OTS has adopted a regulation to the effect that State laws pertaining to the operations of Federal savings associations are preempted.

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

     Since the adoption of FIRREA, the dividends which the Bank has received on its FHLB stock have been significantly reduced as a result of requirements imposed by FIRREA on the FHLB System. Each FHLB is required to transfer a certain portion of its reserves and undivided profits to the Resolution Funding Corporation ("RFC"), the entity established to raise funds to resolve troubled thrifts, to fund a portion of the interest and the principal on RFC bonds and other obligations. Also, each FHLB is required to transfer a percentage of its annual net earnings to the Affordable Housing Program, as defined in FIRREA, which amount, as of January 1, 1995, increased to a minimum of 10% of the annual net income of each FHLB.

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

     During 1995 the Bank was required to pay insurance premiums of $4.4 million. FDICIA required the FDIC to implement a risk-based assessment system under which an institution's premiums are based on the FDIC's determination of the relative risk the condition of such institution poses to its insurance fund. In response, the FDIC adopted a final rule, effective January 1, 1994. Under this rule, each insured institution is classified as "well capitalized," "adequately capitalized" or "undercapitalized," using definitions substantially the same as those adopted with respect to the "prompt corrective action" rules adopted by the regulatory agencies under FDICIA. See "Prompt Corrective Regulatory Action." Within each of these classifications, the FDIC has created three risk categories into which an institution may be placed, based upon the supervisory evaluations of the institution's primary federal financial institution regulatory agency and the FDIC. These three categories consist of those institutions deemed financially sound, those with demonstrated weakness that could result in significant deterioration of the institution and risk of loss to the FDIC, and those which pose a substantial probability of loss to the FDIC. Each of these nine assessment categories for SAIF insured institutions such as the Bank is assigned an assessment rate ranging from 0.23% to 0.31% of the institution's deposit assessment base. Under the regulations, an institution is precluded from disclosing the risk-based assessment category to which it has been assigned.

     Pursuant to the provisions of FIRREA, the FDIC has adopted a significant reduction in the insurance premiums to be paid by those financial institutions, primarily commercial banks, whose deposits are insured under the BIF, while the premiums payable by savings associations insured under the SAIF will remain unchanged. For BIF insured institutions, the assessment rate will range from 0.0% to 0.27% of the institution's deposit assessment base, with a minimum premium of $2,000 per year. It is currently uncertain as to the effect of the premium differential on the ability of the Bank to compete with BIF member institutions. Legislative efforts are pending in Congress to eliminate the differential in insurance premiums between SAIF and BIF insured members. Those efforts contemplate a one time special assessment to be paid by SAIF insured institutions to recapitalize the SAIF. The special assessment is currently estimated to be in the range of 79 to 85 basis points. The exact amount of the special assessment will not be determinable until a bill is adopted which sets the date as of which the amount of deposits to be assessed is to be measured (currently contemplated to be March 31, 1995) and the total amount of the shortfall in the SAIF fund as of that date. The proposals also call for the eventual merger of the BIF and SAIF funds upon the adoption of future legislation which will eliminate the federal thrift charter. If the Bank had been required to pay such a special assessment at December 31, 1995 based upon its March 31, 1995 deposits, it would have paid between $13.8 million (based upon 79 basis points) and $14.9 million (based upon 85 basis points).

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

  Liquidity Requirements

     Under OTS regulations, the Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations and certain corporate debt obligations and commercial paper) equal to at least 5.0% of its average daily balance of net withdrawal accounts and borrowings payable on demand or in one year or less. The Bank must also maintain an average daily balance of short term liquid assets (generally those having maturities of 12 months or less) equal to at least 1.0% of its average daily balance of net withdrawable accounts plus short term debt. If at any time the Bank's liquid assets do not at least equal (on an average daily basis for any month) the amount required by these regulations, the Bank would be subject to various OTS enforcement procedures, including monetary penalties. At December 31, 1995, the Bank's liquidity and short term liquidity percentages as calculated for the foregoing purposes were 2.75% and 6.88%, respectively. Thus, the Bank was in compliance with these requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity."

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

     At December 31, 1995, the Bank met the capital requirements of a well capitalized association as defined by the regulation. Nonetheless, the Bank does not currently accept brokered deposits as defined by the regulation.

  Regulatory Capital Requirements

     The HOLA, as amended by FIRREA, mandates that the OTS promulgate capital regulations which provide capital standards no less stringent than the capital standards applicable to national banks.

     The HOLA and the OTS regulation require savings associations to maintain "core capital" in an amount not less than 3.0% of adjusted total assets. Core capital is defined in the OTS capital regulations as including, among other things, (i) common stockholders' equity (including retained earnings); (ii) a certain portion of the association's qualifying supervisory goodwill; (iii) noncumulative perpetual preferred stock and related surplus; and (iv) purchased and originated mortgage servicing rights ("MSRs") and purchased credit card relationships ("PCCRs") meeting certain valuation requirements. The maximum amount of MSRs and PCCRs which can be included in core capital and tangible capital may not exceed, in the aggregate, an amount equal to 50% of the institutions core capital, with PCCRs limited to 25% of core capital. At December 31, 1995 the Bank had $12.8 million of MSRs, but held no PCCRs. Of the MSRs held by the Bank, $1.3 million are in excess of the amount which may be included within the Banks core capital.

     The regulations of the OCC, the principal national bank regulator, require a minimum core capital requirement of 3.0% of adjusted total assets for national banks with a composite 1 rating (the highest rating available) under the CAMEL rating system for national banks and substantially higher core capital requirements for lower rated national banks. Most national banks are required to maintain core capital of 4.0% to 5.0% under this regulation. Because HOLA generally requires that the capital standards applicable to savings institutions be "no less stringent" than those applicable to national banks, there is a high likelihood that the OTS will impose substantially equivalent requirements, and in April 1991, the OTS proposed to modify the 3.0% of adjusted total assets core capital requirement in the same manner. Under the OTS proposal, only savings associations rated composite CAMEL 1 will be permitted to operate at the regulatory minimum core capital ratio of 3.0%. For all other savings associations, the minimum core capital ratio will be 3.0% plus at least an additional 100 to 200 basis points, which thus will increase the core capital ratio requirement to 4.0% to 5.0% (or more) of adjusted total assets. In determining the amount of additional core capital any savings institution will be required to maintain, the OTS will assess both the quality of risk management systems and the level of overall risk in each individual savings association through the supervisory process on a case-by-case basis. The OTS has not yet issued a final rule.

     The OTS capital regulations already permit the OTS to impose a higher individual minimum capital requirement on a case-by-case basis. The Bank is not currently subject to any such requirement. The Bank's core capital ratio at December 31, 1995 was 8.32%.

     A savings association must maintain "tangible capital" in an amount not less than 1.5% of adjusted total assets. "Tangible capital" means core capital less any intangible assets (including supervisory goodwill), plus MSRs and PCCRs to the extent includable in core capital as described above. At December 31, 1995, the Bank's tangible capital was 8.32%.

     A savings institution's investments in and extensions of credit to a subsidiary engaged in any activities not permissible for national banks ("nonincludable subsidiaries") generally are deducted from the institution's core capital and tangible capital in determining compliance with capital standards. This deduction is not required for investments in and extensions of credit to a subsidiary engaged solely in mortgage banking, to certain subsidiaries which are themselves insured depository institutions or, unless the FDIC determines otherwise in the interests of safety and soundness, to a subsidiary which engages in such impermissible activities solely as agent for its customers. The Bank is required to deduct from its core and tangible capital its investments in WCS and Westplan (both equity and extensions of credit), as the former is engaged in residential real estate activities not permitted to national banks, and the latter is engaged in an insurance agency business not permitted to national banks. The amount of the deduction related to WCS is to be phased-in through June 30, 1996, while the amount of the deduction related to Westplan is not subject to a phase-in period. The OTS has approved the inclusion in the Bank's core and tangible capital of its investment in WCS at the 60% level from July 1, 1994 through June 30, 1995, and at the 40% level from July 1, 1995 through June 30, 1996. After July 1, 1996 the Bank will not be permitted to include any of its remaining investment in WCS in its core or tangible capital. At December 31, 1995 the amount of its investment in WCS excluded from the Bank's core and tangible capital was $6.0 million (60% of the investment in that subsidiary).

     As of December 31, 1995, the Bank's core capital was $268 million, exceeding the Bank's regulatory requirement by $171 million. The Bank's tangible capital at December 31, 1995 was $268 million, exceeding the applicable regulatory requirement by $220 million.

     The risk-based component of the capital standards requires that an association have total capital equal to 8.0% of risk-weighted assets. The OTS risk-based capital regulation provides that for assets sold as to which any recourse liability is retained (including on-balance sheet assets related to the assets sold which are at risk) a savings association must hold capital as a part of its risk-based capital requirement equal to the lesser of (i) the amount of that recourse liability or (ii) the risk-weighted capital requirement for assets sold off-balance sheet as though the assets had not been sold. In addition, in the former instance, when calculating the Bank's risk-based capital ratio (a) the value of those on-balance sheet assets which are subject to recourse, to the extent of that recourse liability ("fully-capitalized assets"), is deducted from the Bank's total capital and (b) neither the risk-weighted value of the asset sold off-balance sheet nor the amount of the fully capitalized assets is included in the Bank's total risk-weighted assets. The Bank's risk-based capital requirement at

December 31, 1995 included $150 million due to its recourse liability relating to grantor trust financings, including fully capitalized assets.

     The RCDA requires the federal banking agencies, including the OTS, to review their risk-based capital recourse rules, and to adopt new rules for assets sold with low levels of recourse to ensure that the risk-based capital held for such assets does not exceed the contractual maximum recourse liability retained by the institution upon the sale of those assets. The federal banking agencies, including the OTS have adopted such regulations. As the existing OTS low level recourse regulations were already consistent with those called for by the RCDA, the OTS regulations discussed in the preceding paragraph were not modified. Accordingly, these regulations will not affect the Bank.

     Also in response to the RCDA, the federal banking agencies, including the OTS have adopted new regulations pertaining to the amount of risk-based capital which must be held upon the sale, with recourse, of qualifying small business loans. Under these regulations, a well capitalized institution, such as the Bank, upon the sale of loans which meet the criteria for loans to small business, as defined by the Small Business Administration, need maintain capital only against the amount of recourse retained, provided a reserve is established, under GAAP, for that recourse liability. In addition, the maximum amount of recourse retained under this regulation may not exceed 15% of the Bank's total capital. The effect of this regulation is to substantially reduce the amount of risk-based capital which must be maintained upon the sale of qualifying loans.

     The Bank's total risk-weighted assets are determined by taking the sum of the products obtained by multiplying each of the Bank's assets and certain off-balance sheet items by a designated risk-weight. Before an off-balance sheet item can be assigned a risk-weight, it must be converted to an on-balance sheet credit equivalent amount.

     Four risk-weight categories now exist for on-balance sheet assets. The four risk-weighted categories are zero percent (generally cash and securities issued by or backed by the full faith and credit of the United States), twenty percent (generally US government backed mortgage securities), fifty percent (generally qualifying mortgage loans and mortgage backed securities not within lower categories) and one hundred percent (all other assets).

     Before a risk-weight category can be applied to a consolidated off-balance sheet item, such item must be converted into a credit-equivalent amount by multiplying its face amount by whichever of four conversion factors is appropriate. There is a one hundred percent conversion of direct credit substitutes, and net assets sold under an agreement to repurchase; a fifty percent conversion factor for transaction-related contingencies, and the unused portions of nonexempt loan commitments; a twenty percent conversion for trade-related contingencies, such as commercial letters of credit; and a zero percent conversion factor applies to the unused portion of exempt loan commitments and unused, unconditionally cancelable retail credit card lines. Interest-rate contracts have special credit equivalent amounts equal to the sum of their current credit exposure plus their potential credit exposure. The risk-weight category to be applied to such amounts in determining the credit risk component would depend on the obligor, but in no event would be higher than fifty percent risk-weight. As of December 31, 1995, the Bank's total risk-weighted assets equaled $3.4 billion.

     In addition to regulations pertaining to risk-based capital for interest rate risk, FDICIA also requires the adoption of risk-based capital regulations regarding excessive exposure to concentration of credit risk and the risks associated with nontraditional activities. The OTS individual minimum capital regulations include these factors as additional grounds upon which the OTS could impose such requirements. The regulations do not set specific standards, but leave it to the discretion of the OTS to impose additional capital requirements on a case by case basis. The RCDA requires the federal banking agencies to add the size and activities of an institution to that list of factors which may justify the need for additional risk-based capital. Under the RCDA the federal banking agencies are not to cause undue reporting burdens in connection with such regulations. The OTS has not yet proposed new regulations in response to this law.

     Total capital, as defined by OTS regulations, is core capital plus supplementary capital (supplementary capital cannot exceed 100% of core capital) less direct equity investments not permissible to national banks

(subject to a phase-in schedule), reciprocal holdings of depository institution capital investments, and that portion of land loans and nonresidential construction loans in excess of 80.0% loan-to-value ratio. Supplementary capital is comprised of three elements: (i) permanent capital instruments not included in core capital; (ii) maturing capital instruments; and (iii) general valuation loan and lease loss allowance.

     The Bank currently has $104 million of its 8.5% Debentures outstanding. Pursuant to the approval from the OTS to treat those debentures as supplementary capital, subsequent to September 30, 1995 the amount of those debentures which may be included as supplementary capital may not exceed one-third of the Bank's total capital. At December 31, 1995, the 8.5% Debentures then outstanding represented 25.9% of the Bank's total capital. Consistent with the OTS capital regulations, the amount of the 8.5% Debentures which may be included as supplementary capital will decrease at the rate of 20% of the amount originally outstanding per year (net of redemptions), commencing on July 1, 1998. The Bank's total capital at December 31, 1995 totalled $391 million and its risk-based capital ratio was 11.42%.

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

     Specifically, the rule provides that a savings association's IRR is to be determined by the decline in that association's Net Portfolio Value ("NPV") (i.e., the value of the association's assets as determined in accordance with the provisions of the rule) resulting from a 200 basis point change in market interest rates (increase or decrease, whichever results in a lower NPV) divided by the NPV prior to that change. If that result is a decrease of greater than 2%, the association must deduct from its total capital an amount equal to one-half of the decline in its NPV in excess of 2% of its NPV prior to the interest rate change (the "IRR component"). The reduction of an association's total risk-based capital is effective on the first day of the third quarter following the reporting date of the information used to make the required calculations. The rule also contains provisions (i) reducing the IRR component if the association reduces its IRR by the end of the quarter following the reporting date and (ii) permitting the OTS to waive or defer the IRR component on a showing that the association has made meaningful steps to reduce or control its interest rate risk. The OTS has postponed the effective date as of which an IRR component will be required to be deducted from a savings association's capital to permit the OTS to review the interest rate risk regulations currently being promulgated by the other federal banking agencies for their respective institutions. Even were the rule currently being applied, the Bank would not be required to reduce its total capital by an IRR component, and does not anticipate being required to do so during 1996.

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

     In summary, the Bank exceeded the current minimum requirements for core capital, tangible capital and risk-weighted capital as of December 31, 1995. However, the required deductions from capital for its investments in WCS are still being phased-in. The Bank's core, tangible and risk-weighted capital ratios at December 31, 1995, on a fully phased-in basis, would be 8.21%, 8.21% and 11.31%, respectively. Accordingly, the Bank meets all of the fully phased-in capital requirements. Westcorp believes that the Bank will continue to meet all of the fully phased-in requirements when required. See Note 17 -- Regulatory Capital to the Consolidated Financial Statements.

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

     The OTS, in conjunction with the other federal financial institution regulatory agencies, adopted regulations defining the five categories of capitalization and implementing a framework of supervisory actions, including those described above, applicable to savings institutions in each category. The regulations provide that a savings association will be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 (i.e., core) risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater and is not subject to any OTS order or directive to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater; has a Tier 1 risk-based capital ratio of 4% or greater and has either (a) a leverage ratio of 4% or greater or (b) a leverage ratio of 3% or greater and is rated composite 1 under the CAMEL rating system in the most recent examination of the institution; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, has a Tier 1 risk-based capital ratio that is less than 4%, has a leverage ratio that is less than 4% or, if rated composite 1 under the CAMEL rating system in the most recent examination of the institution, has a leverage ratio that is less than 3%; (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and

(v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%. At December 31, 1995, the Bank met the capital requirements of a "well capitalized" institution.

  Loans to One Borrower

     Under the HOLA as amended by FIRREA, the loans-to-one borrower limitations for national banks apply to all savings associations in the same manner and to the same extent as they do to national banks. Thus, savings associations generally are not permitted to make loans to a single borrower in excess of 15% to 25% of the savings associations' unimpaired capital and unimpaired surplus (depending upon the type of loan and the collateral provided therefore), except that a savings association may make loans to one borrower in excess of such limits under one of the following circumstances: (i) for any purpose, in any amount not to exceed $500,000; (ii) to develop domestic residential housing units, in an amount not to exceed the lesser of $30.0 million or 30% of the savings association's unimpaired capital and unimpaired surplus, provided that the association receives the written approval of the OTS to do so (which approval the Bank has not sought) and certain other conditions are satisfied; or
(iii) to finance the sale of real property which it owns as a result of foreclosure, providing that no new funds are advanced. In addition, further restrictions on a savings association's loans-to-one borrower authority may be imposed by the OTS if necessary to protect the safety and soundness of the savings association. At December 31, 1995, 15.0% of the Bank's unimpaired capital and unimpaired surplus for loans-to-one borrower purposes was $61.8 million. The largest amount outstanding at December 31, 1995 to one borrower (and related entities) was $11.9 million.

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

     The Bank's aggregate investment in service corporation subsidiaries was $2.8 million as of December 31, 1995 and its equity investments in operating subsidiaries was $120 million as of December 31, 1995.

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

     At December 31, 1995 the Bank's percentage of qualified thrift investments to portfolio assets was 90%. Westcorp anticipates that the Bank will continue to remain a QTL.

  Dividend Regulations

     The OTS has adopted regulations limiting the amount of capital distributions a savings association may make. The regulation divides savings associations into three tiers; those which meet all of the fully phased-in capital requirements of the OTS both before and after the proposed distribution (Tier 1 Associations), those which meet all of the current capital requirements both before and after the proposed distribution (Tier 2 Associations), and those which fail to meet one or more of the current capital requirements (Tier 3 Associations). A Tier 1 Association may make capital distributions in an amount equal to the greater of (i) 100% of its net income for the current calendar year to the date of capital distribution, plus the amount that would reduce by one-half its "surplus capital ratio" (the amount by which the association's total capital-to-risk-weighted assets ratio exceeds its fully phased-in requirement of 8%) at the beginning of the current calendar year (i.e., at the end of the immediately prior calendar year), or (ii) 75% of its net income over the most recent four-quarter period preceding the quarter in which the capital distribution is to be made. A Tier 2 Association may make capital distributions of up to 75% of its net income over the past four-quarter period. A Tier 3 Association may not make any capital distribution without the prior authorization of the OTS. Although Tier 1 and Tier 2 Associations do not need to obtain prior approval to make a capital distribution which complies with the requirements of the OTS regulation, the savings association must file a notice with the OTS at least 30 days in advance of the date on which the distribution is to be made. The OTS has proposed that savings associations which are not subsidiaries of holding companies and which are rated CAMEL 1 or CAMEL 2 may make distributions without advance notice to the OTS. The OTS has the authority, under the regulation, to preclude a savings association from making capital distributions, notwithstanding its qualification to do so on the above tests, if the OTS determines that the savings association is in need of more than normal supervision, or if the proposed distribution will constitute an unsafe or unsound practice given the condition of the savings association. In addition, a Tier 1 Association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 Association as a result of such determination. A savings association may also apply to the OTS for approval to make a capital distribution even though it does not meet the above tests, or for an amount which exceeds the amount permitted by the express terms of the regulation.

     In addition, another OTS regulation pertaining to holding companies requires that the OTS be given a 30 day advance notice before a savings association subsidiary pays a dividend to its holding company. The notice described above can also constitute the notice for this purpose, if so designated.

     The Bank is a Tier 1 Association. As of the date hereof, under the limitations of the OTS capital distributions regulation, the Bank may pay dividends up to the greater of 100% of its net income since January 1, 1996 plus 50% of its surplus capital or 75% of its net income over the four-quarter period ending December 31, 1995. However, the Bank is also subject to certain limitations on the payment of dividends by the terms of the indenture for its 8.5% Debentures, which limitations are more severe than the OTS capital distribution regulations. Under the most restrictive of those limitations, the greatest capital distribution which the Bank could currently make is $8.3 million. Westcorp received dividends from the Bank during 1995 in the aggregate amount of $21.5 million. The Bank anticipates making quarterly dividend payments to Westcorp during 1996.

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

     The Bank received a CRA audit in 1995, which was made public in 1995. The Bank's rating was "satisfactory". An institution in this group, has a satisfactory record of ascertaining and helping to meet the credit needs of its entire delineated community, including low- and moderate-income neighborhoods, in a manner consistent with its resources and capabilities.

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

     The OTS, concurrently with the other federal banking regulatory agencies, revised the CRA regulations in 1995. The procedures contained in the revised regulations are designed to focus on performance rather than process, to promote consistency in assessments, to permit more effective enforcement against institutions with poor performance, and to reduce unnecessary compliance burden while stimulating improved performance. Specifically, the regulations replace the current process-based assessment system with a new evaluation system that will rate institutions based on actual performance in meeting community credit needs. The new system will evaluate the degree to which an institution is providing (i) loans, (ii) branches and other services, and (iii) investments to low- and moderate-income areas. Under the regulations, an association may seek to be assessed on its CRA performance under a strategic plan prepared by the association and approved by the OTS. The regulations also emphasize the importance of an institution's CRA performance in the corporate application process, and seek to make the regulations more enforceable. The Bank does not believe that its performance, as might be measured by the regulations as adopted, will differ materially from its performance under the previously existing CRA regulations.

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

     The OTS has proposed that it revise its current asset classification scheme. The OTS is proposing to remove the specific reference to special mention assets from its asset classification regulation, and instead issue regulatory guidance on this topic that will more closely align its treatment of special mention assets with the Interagency Policy Statement on Credit Availability issued by the four federal banking regulatory agencies and the OTS. Basically, the guidance will clarify the supervisory treatment of special mention assets and emphasize that such assets are not considered adversely classified assets. In addition, the OTS is considering removing the specific description of assets classified as "substandard," "doubtful" and "loss" from the regulatory text and providing such descriptions in guidance, as is the practice of the federal banking regulatory agencies. Westcorp does not anticipate that these proposals, when finalized, will result in any increase in its classified assets. Finally, the OTS has proposed to eliminate the specific requirement of self classification. As of December 31, 1995 the Bank had established allowances for loan and real estate losses of $40.0 million.

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

  Investment Powers

     Pursuant to the Interagency Guidelines for Real Estate Lending Policies, the Bank is required to have lending policies consistent with the guidelines, including as to loan portfolio management considerations, underwriting standards and loan administration. In particular, the regulation establishes supervisory loan-to-value ("LTV") limits for real property secured loans. Each insured institution is to set its own policy with respect to LTV, but those LTV limits are not to exceed the LTV limits of the guidelines, except as specifically permitted by the guidelines. Generally, the LTV limits are as follows: for raw land, 65%; for land development, 75%; for construction of 1 to 4 family residential housing, 85%, and 80% for other construction loans; and for improved property, 85%. Loans secured by owner occupied 1 to 4 family residences are not subject to a supervisory LTV limit, except that any such loan with a LTV ratio of greater than 90% at origination requires either private mortgage insurance or other readily marketable collateral. The Bank's LTV standards are consistent with these supervisory limitations. In addition, the OTS and the other federal banking agencies have adopted uniform real estate appraisal guidelines which require the board of directors of financial institutions to adopt appraisal and evaluation programs which will cover the selection of appraisers, monitoring their activities, require needed independence from the real estate transaction at issue, establish criteria for reports, formats and the use thereof.

  Accounting Requirements

     The OTS has a statement of policy which provides guidance regarding the proper classification of, and accounting for, securities held for investment, sale and trading. Securities held for investment, sale or trading may be differentiated based upon an institution's desire to earn an interest yield (held for investment), to realize a holding gain from assets held for indefinite periods of time (held for sale), or to earn a dealer's spread between the bid and asked prices (held for trading). Critical to the proper classification of an accounting for securities as investments is the intent and ability of an institution to hold the securities until maturity. A positive intent to hold to maturity, not just a current lack of intent to dispose, is necessary for securities acquired to be considered to be held for investment purposes. Securities held for investment purposes may be accounted for at amortized cost while securities held for sale are to be accounted for at lower of cost or market and securities held for trading are to be accounted for at market. The Bank believes that its investment activities have been and will continue to be conducted in accordance with the requirements of OTS policies and generally accepted accounting principles.

     The Federal Financial Institutions Examination Council determined in August of 1993 that all federal financial institution regulatory agencies must adopt FAS 115, "Accounting for Certain Investments in Debt and Equity Securities," for fiscal years commencing on or after January 1, 1994. Under FAS 115, savings associations will be required to recognize unrealized gains and losses on "available for sale" securities when measuring shareholders' equity. The OTS has determined that FAS 115 will not be used as a component in core capital or as a part of supplementary capital. Westcorp recognized an increase in shareholders' equity of approximately $186 thousand at December 31, 1995 as a result of FAS
115. For additional information see the Consolidated Financial Statements.

  Annual Examinations

     FDICIA significantly reduces regulatory discretion by mandating the appropriate federal financial institution regulatory agency to conduct a full scope, on-site examination of each insured depository institution every twelve months. The Bank's last annual examination ended on February 16, 1996.

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

  Standards for Safety and Soundness

     FDICIA, as amended by the RCDA, requires the federal banking regulatory agencies to prescribe, by regulation or guidelines, standards for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation fees and benefits. In addition, the federal banking regulatory agencies are required to prescribe standards relating to asset quality, earnings and stock valuation as they determine to be appropriate.

     The OTS, in conjunction with the federal banking regulatory agencies, has adopted a final regulation and Interagency Guidelines Prescribing Standards for Safety and Soundness to meet the amended FDICIA requirements. In general, the guidelines are designed to identify emerging safety and soundness problems and ensure that such action is taken to address those concerns before they pose a risk to the deposit insurance fund. The guidelines call for each insured institution to have policies, procedures and systems as appropriate to its size and the nature of its assets and liabilities which address the specific criteria identified in the guidelines for each of the six items identified above. The guidelines do not set any specific numerical targets or minimum requirements.

     In the event the OTS determines that a savings association has failed to satisfy the safety and soundness standards called for by the guidelines, the OTS may, upon requisite notice, require such association to submit a compliance plan that sets forth the steps it will take and the time frame required to correct the deficiency. If the association fails to comply with the OTS request, the OTS may then issue a notice of intent to issue an order (or in an appropriate case an immediate order, subject to appeal by the association) requiring that association to correct a safety and soundness deficiency or to take or refrain from other actions.

WFS

     WFS is an operating subsidiary of the Bank and a second tier subsidiary of Westcorp. WFS purchases retail installment sales contracts from new and used motor vehicle dealers and makes installment loans to individual consumers secured, in both instances, by automobiles and light duty trucks (collectively, "contracts"). WFS maintained 89 offices in 16 states at December 31, 1995 and at the date hereof has 97 offices in 19 states. WFS is licensed in each state in which it operates as a consumer finance lender by a state licensing agency in each such state. As such it is subject to audit and examination by the applicable state agencies for these states, as well as being subject to examination and supervision by the OTS and the FDIC. WFS engages local counsel familiar with the applicable consumer finance and auto finance, licensing and titling laws and regulations of each of the states in which it has offices and from which it purchases contracts to the extent it purchases contracts out of states in which it has no office. WFS will continue to do so as to each of the states into which WFS intends to expand. At December 31, 1995, and as of the date hereof, WFS is in compliance with the licensing and operation laws and regulations applicable to each of its offices in these states.

     Numerous federal and state consumer protection laws and regulations impose requirements applicable to the contracts purchased and serviced by WFS. Among these enactments are the federal Truth-in-Lending Act, the Federal Trade Commission Act, the Fair Credit Billing Act, The Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Fair Debt Collection Practices Act and the California Rees-Levering Act and similar retail installment sales laws and similar laws of other states in which WFS originates contract. Most of the states in which WFS is originating contracts have statutes or regulations pertaining to the repossession and sale process WFS must follow when seeking to recover on a defaulted contract. Generally, WFS must follow those requirements with precision to ensure its ability to maximize its recovery on a defaulted contract. In addition, some states, such as Texas, have consumer protection laws which limit the assets WFS may reach in order to recover on any deficiency following repossession and sale of the vehicle which secures a defaulted contract.

     As an operating subsidiary of the Bank, WFS is precluded by regulations of the OTS from engaging in any business activity which the Bank could not itself undertake. All of its current business activities are permitted activities for the Bank. Also as an operating subsidiary of the Bank, the Bank is required to retain ownership of at least a majority of the voting stock of WFS. WFS may not engage in any new business activity nor may it acquire a business from a third party, even if such business activities are permitted to the Bank and thereby to WFS, until the Bank has first given notice thereof to the FDIC and given notice or made application therefore to the OTS, depending upon various ratings assigned to the Bank by the OTS.

  RTC Restructuring Act and RTCCA

     The RTC's ability to serve as receiver for insolvent thrifts was extended from August 9, 1992 to September 30, 1993 by the RTC Restructuring Act. The RTCCA subsequently extended that period to a date between January 1, 1995 and July 1, 1995, as determined by the Chairman of the Thrift Depositor Protection Oversight Board. The Chairman has determined that the final date was July 1, 1995. Furthermore the RTC Restructuring Act and the RTCCA restructure the RTC and provide additional funding to carry out the purposes of the RTC.

EMPLOYEES

     At December 31, 1995, Westcorp had 1,688 full-time and 22 part-time employees. None of these employees is represented by a collective bargaining unit or union and Westcorp and its subsidiaries believe they have good relations with their respective personnel.

ITEM 2 -- PROPERTIES

     At December 31, 1995, Westcorp owned 22 properties in California and leases additional properties at various locations in other states.

     The executive offices are located at 23 Pasteur Road, Irvine, California. The remaining owned and leased properties are used as branch offices, finance company offices, dealer centers, and mortgage banking offices. At December 31, 1995, the net book value of property and leasehold improvements was approximately $56.1 million. Westcorp leases space at three locations from companies controlled by a major shareholder. For further information see "Item 13 -- Certain Relationships and Related Transactions".

ITEM 3 -- LEGAL PROCEEDINGS

     In 1994, WFS, the consumer lending subsidiary of the Bank, was served with a class action lawsuit entitled Denise Whitehouse et al. v. Westcorp Financial Services, Inc. Contra Costa Superior Court Case No. C94-01930, filed in May 1994 that seeks injunctive relief, restitution and damages for alleged violations of certain consumer protection and Business and Profession Codes involving the placement of collateral protection insurance by the lender under the contractual provisions on its automobile loans. In addition, the Bank was served with a class action lawsuit, Charles Hubbard suing individually, on behalf of the general public and on behalf of all other similarly situated v. Western Financial Savings Bank, Los Angeles County Superior Court Case No. BC131541, filed in July 1995. The lawsuit asserts certain allegations relating to the "forced placement" of collateral protection insurance, similar to the lawsuit pending against WFS.

     A settlement agreement on both class action lawsuits was reached. On December 22, 1995, the court entered a preliminary approval order that the settlement is preliminarily approved as fair, reasonable and adequate. The terms of the settlement include a settlement fund of $3.4 million in cash which has been accrued. A final hearing will be held on March 29, 1996 to determine whether the proposed settlement is fair, reasonable and adequate and should be approved.

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

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE BY QUARTER

     The common stock of Westcorp has been publicly traded since 1986 and is currently traded on the New York Stock Exchange ("NYSE"), identified by the symbol, WES. The following table illustrates the high and low sale prices by quarter in 1995 and 1994, as reported by NYSE, which prices are believed to represent actual transactions:

                                                                        1995                  1994
                                                                --------------------   -------------------
                                                                  HIGH        LOW        HIGH        LOW
                                                                --------   ---------   ---------   -------
First Quarter..................................................  $11 1/2   $ 7 55/64   $ 9 13/32   $8 7/32
Second Quarter.................................................   16 3/8    11  1/8     11  3/4     8  5/8
Third Quarter..................................................   23        15  1/4     11  1/4     9  5/8
Fourth Quarter.................................................   22 5/8    15  3/8     10  1/8     7  3/4

     There were approximately 1,200 shareholders of Westcorp common stock at December 31, 1995. The number of shareholders was determined by the number of record holders, including the number of individual participants, in security position listings.

DIVIDENDS

     Westcorp paid a $0.09 per share quarterly cash dividend and a 5% stock dividend during 1995. Westcorp paid a $0.071 per share quarterly cash dividend and a 5% stock dividend during 1994. On February 2, 1996, Westcorp declared a quarterly cash dividend of $0.10 per share for shareholders of record as of February 16, 1996, payable March 1, 1996 and a 5% stock dividend for shareholders of record as of May 20, 1996, payable June 17, 1996.

     Westcorp is not restricted by regulation or agreement in its ability to pay dividends.

ITEM 6 -- SELECTED FINANCIAL DATA

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                  -------------------------------------------------------------------
                                     1995          1994          1993          1992          1991
                                  -----------   -----------   -----------   -----------   -----------
                                             (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Interest income.................  $   222,093   $   143,639   $   157,946   $   212,354   $   288,305
Interest expense................      139,279        88,766       101,203       137,955       200,402
                                  -----------   -----------   -----------   -----------   -----------
  Net interest income...........       82,814        54,873        56,743        74,399        87,903
Provision for loan losses.......       11,470        13,033        22,584        34,270        24,562
                                  -----------   -----------   -----------   -----------   -----------
  Net interest income after
     provision for loan
     losses.....................       71,344        41,840        34,159        40,129        63,341
Other income....................      105,660        83,190        73,839        32,864        37,645
Other expenses..................      115,433        92,391        83,625        69,354        65,315
                                  -----------   -----------   -----------   -----------   -----------
  Income before income taxes....       61,571        32,639        24,373         3,639        35,671
Income taxes....................       25,235        13,819        10,386         1,384        14,597
                                  -----------   -----------   -----------   -----------   -----------
Income before minority
  interest......................       36,336        18,820        13,987         2,255        21,074
Minority interest in earnings of
  subsidiaries..................        2,908
                                  -----------   -----------   -----------   -----------   -----------
Income before extraordinary
  item..........................       33,428        18,820        13,987         2,255        21,074
Extraordinary loss, net of
  applicable income tax benefit
  of $811(1)....................                                   (1,113)
                                  -----------   -----------   -----------   -----------   -----------
Net income......................  $    33,428   $    18,820   $    12,874   $     2,255   $    21,074
                                  ===========   ===========   ===========   ===========   ===========
Book value per share at December
  31(2).........................  $     12.12   $      8.74   $      8.50   $      8.29   $      8.36
Weighted average number of
  shares and common share
  equivalents(2)................   24,682,873    24,315,412    21,873,041    19,497,108    19,289,751
Income before extraordinary
  item..........................  $      1.35   $      0.77   $      0.64   $      0.12   $      1.09
Extraordinary loss due to
  redemption of subordinated
  debentures....................                                    (0.05)
                                  -----------   -----------   -----------   -----------   -----------
Net income per share(2).........  $      1.35   $      0.77   $      0.59   $      0.12   $      1.09
                                  ===========   ===========   ===========   ===========   ===========
Dividends per share.............  $      0.36   $      0.29   $      0.18   $      0.17   $      0.12
Dividend Payout Ratio...........         26.7%         37.7%         30.5%        141.7%         11.0%

---------------

(1) During the third quarter of 1993, the Bank redeemed its 11% Subordinated Capital Debentures due 1999 at a loss.

(2) Gives effect to the issuance of 4.3 million shares of common stock in 1993 and a 5% stock dividends in 1991, 1994 and 1995.

                                                                DECEMBER 31,
                                       --------------------------------------------------------------
                                          1995         1994         1993         1992         1991
                                       ----------   ----------   ----------   ----------   ----------
                                                (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
FINANCIAL SUMMARY
Assets:
  Loans:
     Consumer(1).....................  $  335,625   $  430,708   $  230,351   $  354,201   $  378,140
     Mortgage(2).....................   1,409,964    1,320,784    1,326,797    1,571,628    1,727,240
  Mortgage-backed securities.........     852,552      470,669       94,567      107,757      189,182
  Investments and time deposits......     291,564      285,192      273,526      219,368      153,462
  Cash and other assets..............     333,093      234,936      247,018      266,541      241,017
                                         --------     --------     --------     --------     --------
          Total assets...............  $3,222,798   $2,742,289   $2,172,259   $2,519,495   $2,689,041
                                         ========     ========     ========     ========     ========
Liabilities:
  Deposits...........................  $1,753,475   $1,632,782   $1,357,058   $1,682,897   $1,814,938
  Public debt offerings..............     216,690      314,429      271,318      326,763      305,705
  FHLB advances and other
     borrowings......................     546,024      335,074      126,000      184,500      263,000
  Other liabilities..................     386,905      247,692      212,768      164,637      145,057
                                         --------     --------     --------     --------     --------
          Total liabilities..........   2,903,094    2,529,977    1,967,144    2,358,797    2,528,700
  Minority interest in equity of
     subsidiaries....................      21,965
  Shareholders' equity...............     297,739      212,312      205,115      160,698      160,341
                                         --------     --------     --------     --------     --------
          Total liabilities and
            shareholders' equity.....  $3,222,798   $2,742,289   $2,172,259   $2,519,495   $2,689,041
                                         ========     ========     ========     ========     ========
OTHER SELECTED FINANCIAL DATA
Average assets.......................  $2,837,292   $2,162,141   $2,279,393   $2,568,899   $2,843,993
Return on average assets.............        1.18%        0.87%        0.56%        0.09%        0.74%
Average shareholders' equity.........  $  213,311   $  208,178   $  182,999   $  167,494   $  150,375
Return on average shareholders'
  equity.............................       13.51%        9.04%        7.04%        1.35%       14.01%
Equity-to-assets ratio...............        9.24         7.74         9.44         6.38         5.96
Originations:
  Consumer loans.....................  $1,533,989   $1,183,188   $  829,181   $  673,473   $  604,069
  Mortgage loans.....................     513,581      684,333      913,103      597,809      520,306
Interest rate spread.................        2.44%        2.18%        2.48%        2.91%        3.17%

---------------
(1) Net of unearned discount.

(2) Net of undisbursed loan proceeds.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto.

OVERVIEW

     Westcorp continued to focus on consumer and mortgage lending during 1995. Westcorp originated (including loans purchased from dealers) record levels of consumer loans in 1995 totalling $1.5 billion compared to $1.2 billion in 1994. The 30% increase in production is due to increased production within existing offices, expansion into new markets and a strong automobile market in general. Westcorp continues to expand its consumer operations and at the date hereof operates in 19 states. Mortgage loan production during 1995 totalled $514 million compared to $684 million during 1994. Decreased mortgage production was the result of general increases in interest rates and reduced demand in real estate markets in California, Westcorp's principal mortgage lending market. However, to offset the decline in real estate originations, Westcorp purchased rights to service $1.5 billion of single family real estate loans in 1995, thereby increasing Westcorp's overall servicing portfolio.

     During 1995, sales and securitizations of loans in the secondary market totalled $1.8 billion compared to $1.4 billion in 1994. This included sales or securitizations of $1.5 billion of automobile loans compared to $842 million in 1994 and sales or securitizations of $304 million of mortgage loans compared to $542 million in 1994. Loans serviced for the benefit of others increased 95% to $5.6 billion at December 31, 1995 compared to $2.9 billion at December 31, 1994 and consisted of $1.9 billion of automobile loans and $3.7 billion of mortgage loans. Secondary market activity is primarily a function of origination levels and market conditions.

     Overall, asset quality improved at Westcorp during 1995 as nonperforming assets decreased 32%. At December 31, 1995, nonperforming assets totalled $29.2 million or 0.9% of total assets compared to $43.3 million or 1.6% of total assets at December 31, 1994. The decrease is the result of ongoing dispositions of nonperforming assets combined with improving asset quality in the remaining portfolio. At December 31, 1995, loans past due 60 days or more as a percentage of total loans in Westcorp's consumer and real estate loan portfolios increased to 0.6% and 1.3%, respectively, compared to 0.2% and 1.2% at December 31, 1994.

     Westcorp currently exceeds all regulatory capital requirements. At December 31, 1995, the Bank's regulatory capital ratios for tangible, core, and risk-based capital were 8.32%, 8.32% and 11.42%, respectively.

RESULTS OF OPERATIONS

GENERAL

     The primary sources of income for Westcorp are net interest income and servicing income which are generated through the management of its interest rate sensitive assets and liabilities and loan sales. Other significant factors that affect Westcorp's income are asset quality, automobile lending, mortgage banking, other miscellaneous income, other expenses and income taxes.

     Westcorp's net income was $33.4 million for the year ended December 31, 1995, compared to $18.8 million for the year ended December 31, 1994, and $12.9 million for the year ended December 31, 1993. The increases in net income for the years ended December 31, 1995 and 1994 compared to 1993 are attributable to continued sales and securitizations in the secondary market, expanded consumer lending operations and improved asset quality. These activities have resulted in increased net interest income, automobile servicing income, and lower provisions for loan losses, offset in part by lower real estate operations income during 1995 compared to 1994.

ASSET/LIABILITY MANAGEMENT

     Asset/liability management is the process of measuring and controlling interest rate risk through matching the maturity and repricing characteristics of interest earning assets with those of interest bearing liabilities. Westcorp's approach to asset/liability management includes originating adjustable rate loans, securitizing loans with liabilities that have similar repricing and maturity characteristics, matching fixed rate loans held in the portfolio with advances from the FHLB and using other financial instrument agreements. Net interest income in 1995 was $82.8 million compared with $54.9 million in 1994 and $56.7 million in 1993. Net interest income has been affected by changes in interest rates and changes in average interest earning assets and interest bearing liabilities.

     Interest rates on Westcorp's interest earning assets, particularly its consumer and mortgage loan portfolios, have increased since 1994 corresponding with the direction of overall market interest rates. The average yield on interest earning assets increased to 8.5% for the year ended December 31, 1995, from 7.3% and 7.8%, for the years ended 1994 and 1993, respectively. Mortgage loans and mortgage-backed securities comprise the majority of Westcorp's assets and are principally adjustable rate products. Furthermore, these assets are primarily indexed to COFI. COFI has increased to 5.1% in December 1995 compared to 4.6% in December 1994 and 3.9% in December 1993. As COFI increased, the yield on Westcorp's real estate loan portfolio, which represents the majority of Westcorp's interest earning assets, also increased to 7.6% for the year ended December 31, 1995, compared to 6.5% and 7.2% for the years ended December 31, 1994 and 1993, respectively. Consumer loan rates, which are less sensitive to market conditions, were 14.6% for the year ended December 31, 1995 compared to 13.1% and 13.3% for the years ended December 31, 1994 and 1993, respectively. The increase in consumer loan rates is primarily the result of Westcorp shifting a larger percentage of its product mix to higher yielding consumer loans.

     Interest costs on Westcorp's interest bearing liabilities increased to 6.0% for the year ended December 31, 1995, compared with 5.1% and 5.3% for the years ended December 31, 1994 and 1993, respectively. However, the rate of increase for interest bearing liabilities has been less dramatic than that for interest earning assets principally due to the lagging of deposit repricing compared to that of Westcorp's interest earning assets. The cost of savings deposits for the year ended December 31, 1995, was 5.8% compared to 4.7% and 4.8% for the years ended December 31, 1994 and 1993, respectively.

     During 1995, average interest earning assets were $2.6 billion compared to $2.0 billion in 1994 and 1993. The increase in average interest earning assets is primarily attributable to increases in Westcorp's mortgage-backed securities portfolio. Westcorp invests in mortgage-backed securities to generate additional net interest income as well as to manage the interest rate risk characteristics of its balance sheet. The consumer and mortgage loan portfolios increased $123 and $78.6 million for 1995 and 1994, respectively. These increases were attributable to increased originations of consumer loans and decreased sales of mortgage loans.

     Average interest bearing liabilities totalled $2.3 billion during 1995 compared to $1.7 billion in 1994 and $1.9 billion in 1993. These increases are due primarily to increasing the deposit base commensurate with the higher asset base and the effect of the employment of the capital generated by Westcorp's and WFS' common stock offerings. Average savings deposits, which represent over 75% of Westcorp's liabilities, have changed to $1.8 billion in 1995, from $1.5 billion in 1994 and $1.6 billion in 1993. Average interest bearing liabilities as a percentage of average interest earning assets totalled 88.1% in 1995 compared to 88.2% in 1994 and 93.9% in 1993.

     On a limited basis, Westcorp also manages interest rate risk through financial instrument agreements. Westcorp uses interest rate swaps, options, caps, floors and forward agreements as part of its hedging strategy to reduce the sensitivity of certain assets to changes in interest rates. These instruments are carried at, and included as part of, the basis of the underlying assets.

     Westcorp's interest rate swaps consist of agreements to pay fixed-rate interest and receive floating-rate interest at specified intervals based on an agreed notional amount, a specified index and settled on a net basis. The cap agreements have strike rates at 7.0% or 8.0% with expiration dates ranging from 1999 to 2002. The floor agreement has a strike rate of 5.8% expiring in 2000. The put option on Treasury futures expires in March and June 1996. Westcorp minimizes the effect of changes in interest rates on loans held for sale by entering into forward agreements that protect the hedged assets from changes in interest rates.

     The current credit exposure under these forward agreements is limited to the fair value of the agreements with a positive fair value. Master netting agreements are arranged or collateral is obtained through physical delivery of, or rights to, securities to minimize Westcorp's exposure to credit losses in the event of nonperformance by counter parties to financial instruments. Westcorp also minimizes its counterpart risk by entering into agreements only with highly rated counter parties.

     The overall interest rate spread for Westcorp was 2.4% during 1995 compared to 2.2% and 2.5% during 1994 and 1993, respectively. The net yield on average interest earning assets was 3.2% for the year ended December 31, 1995 and 2.8% for the years ended December 31, 1994 and 1993. For additional information on Westcorp's interest sensitive assets, see "Business -- Lending -- General".

ASSET QUALITY

     Nonperforming assets and loan delinquency are considered key measures of asset quality. Asset quality, in turn, affects the determination of the allowance for loan losses. In addition to nonperforming assets and loan delinquency levels, valuation allowances for estimated losses on loans and real estate are determined by taking into consideration general economic conditions in the markets Westcorp serves, historical loss experience, individual loan reviews and the level of assets relative to reserves.

     Westcorp's portfolio of nonperforming assets has declined to $29.2 million or 0.9% of total assets at December 31, 1995, which represents a decline of 32.5% over the $43.3 million or 1.6% of total assets reported at December 31, 1994. See "Business -- Nonperforming Assets". This decrease is primarily attributable to a well defined process of nonperforming asset disposition and improving overall asset quality. During 1992 and 1993, the national economy was adversely affected by negative or low rates of economic growth and high unemployment. The effect in California, Westcorp's predominant real estate market, was especially severe. During 1995 and 1994, real estate markets have stabilized, although weaknesses still exist in certain sectors of the market.

     While nonperforming assets have declined, delinquency has increased, indicating a stabilizing market. Mortgage loans past due 60 days or more at December 31, 1995, totalled $18.2 million or 1.3% of total real estate loans compared to $15.9 million or 1.2% at December 31, 1994. See "Business -- Real Estate Loan Quality". Consumer loans past due 60 days or more totalled $2.1 million and $0.8 million at December 31, 1995 and 1994, representing 0.6% and 0.2% of total consumer loans at the respective dates. See "Business -- Consumer Loan Quality".

     The allowance for loan losses decreased to $39.3 million at December 31, 1995 compared to $41.3 million at December 31, 1994 primarily due to the stabilization in the asset quality of Westcorp's loan portfolio. The allowance for loan losses is reduced by net chargeoffs and increased by the provision for loan losses. For the year ended December 31, 1995, the provision for loan losses totalled $11.5 million compared to $13.0 million and $22.6 million for the years ended December 31, 1994 and 1993, respectively. Net chargeoffs for the years ended December 31, 1995, 1994 and 1993 were $14.4 million, $11.4 million and $23.6 million, respectively. See "Business -- Allowance for Loan Losses". The decreases in provisions for loan losses for the last two years are the result of improved asset quality. Westcorp believes that the allowance for loan losses is currently adequate to absorb potential losses in the portfolio.

     The allowance for real estate losses totalled $0.8 million at December 31, 1995, compared to $1.7 million at December 31, 1994. The allowance for real estate losses is charged with writedowns of foreclosed assets for changes in estimated fair value occurring subsequent to foreclosure. At the time of foreclosure, individual properties are written down to estimated fair value and the allowance for loan losses is charged. Management believes that the allowance for real estate losses is currently adequate to absorb potential losses in the foreclosed portfolio. The following table presents summarized data relative to the allowances for loan and real estate losses.

                                                                             DECEMBER 31,
                                                                        -----------------------
                                                                           1995         1994
                                                                        ----------   ----------
                                                                        (DOLLARS IN THOUSANDS)
Total loans...........................................................  $1,745,589   $1,751,492
Allowance for loan losses.............................................      39,260       41,323
Allowance for real estate losses......................................         784        1,684
Loans past due 60 days or more........................................      20,255       16,666
Nonperforming loans...................................................      18,400       17,667
Nonperforming assets(1)...............................................      29,231       43,278
Allowance for loan losses as a percent of:
  Total loans(2)......................................................         2.2%         2.4%
  Loans past due 60 days or more......................................       193.8        247.9
  Nonperforming loans.................................................       213.4        233.9
Total allowance as a percent of nonperforming assets..................       137.0         99.4
Nonperforming loans as a percent of total loans.......................         1.1          1.0
Nonperforming assets as a percent of total assets.....................         0.9          1.6

---------------

(1) Non performing loans and real estate owned.

(2) Loans, net of unearned discounts and undisbursed loan proceeds.

NET INTEREST INCOME

     Net interest income is the difference between the rate earned on loans held on balance sheet and the interest costs associated with Westcorp's borrowings. Net interest income totalled $82.8 million in 1995 compared to $54.9 million and $56.7 million in 1994 and 1993, respectively. The increase in net interest income for the year ended December 31, 1995 compared to 1994 and 1993 is attributable to the increase in investment and mortgage-backed securities as well as the increase in loans held on balance sheet and wider interest margins.

     As Westcorp sells or securitizes its on-balance sheet loans, revenue previously recognized as net interest income will, upon sale or securitization, be recognized as loan servicing income. Servicing income from automobile loans is recorded as a component of automobile lending income and servicing income from single family residential loans is recorded as a component of mortgage banking income.

AUTOMOBILE LENDING

     Westcorp originates and sells automobile loans with servicing rights retained in the asset-backed market. During 1995, Westcorp originated $1.5 billion of automobile loans compared to $1.2 billion in 1994. Income from automobile lending includes gains from the sale of loans, loan servicing income net of amortization of capitalized servicing, and other related income such as late charges. For the year ended December 31, 1995, automobile lending generated income of $91.4 million compared to $70.2 million and $56.4 million for the years ended December 31, 1994 and 1993, respectively.

     Automobile lending is summarized as follows:

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1995        1994        1993
                                                                -------     -------     -------
                                                                    (DOLLARS IN THOUSANDS)
Gains on sale of automobile loans.............................  $19,367     $ 1,321     $ 9,685
Loan servicing income.........................................   50,713      55,182      36,778
Other fee income..............................................   21,354      13,664       9,888
                                                                -------     -------     -------
                                                                $91,434     $70,167     $56,351
                                                                =======     =======     =======

     Gains on the sale of automobile loans totalled $19.4 million for the year ended December 31, 1995, compared to $1.3 million and $9.7 million for 1994 and 1993, respectively. Gains on loans sold are primarily a function of loan rates, market pricing and interest rates. The relatively lower gains on sales during 1994 resulted primarily from narrower interest margins as loan rates decreased and market interest rates rose during 1994. Automobile loans sold during 1995 totalled $1.5 billion compared to $842 million during 1994. Automobile loans held for sale at December 31, 1995, totalled $220 million compared to $302 million at December 31, 1994.

     Loan servicing income decreased to $50.7 million for the year ended December 31, 1995, compared to $55.2 million and $36.8 million for 1994 and 1993, respectively. In 1994, Westcorp made an adjustment to servicing income earned on securitized automobile loans. Prior to 1994, regulatory guidance provided by the OTS regarding losses to be expected from auto financing activities precluded full recognition of cash flows received from securitized contracts as income. As a result of subsequent regulatory guidance on this issue and not because of a change in the underlying assumptions used by Westcorp, an additional $6.6 million of servicing income was recognized. Absent such adjustment, servicing income would have been $48.6 million for the year ended December 31, 1994. In the aggregate, Westcorp serviced automobile loans owned and those sold and serviced for the benefit of others, of $2.2 billion at December 31, 1995, $1.6 billion at December 31, 1994, and $1.2 billion at December 31, 1993.

     Other fee income, consisting primarily of documentation fees, late charges and deferment fees, increased to $21.4 million during 1995 compared to $13.7 million and $9.9 million in 1994 and 1993, respectively, representing increases of 56% and 38%, respectively. These increases in other fee income are related to the increase in the number of automobile loans purchased.

MORTGAGE BANKING

     Westcorp originates first trust deed loans secured by single family residences for sale in the secondary market. During 1995, Westcorp originated $514 million of mortgage loans compared to $684 million in 1994. Loan production in 1994 was adversely impacted by rising mortgage interest rates and the lingering effects of a recession after lower interest rates created a heavy demand for refinancings in 1993. Income from mortgage banking includes gains and losses on the sale of loans, loan servicing income net of amortization of capitalized servicing, and other income which primarily consists of late charges. As shown in the following table, total mortgage banking income was $3.2 million compared to $2.1 million and $13.7 million, for the years ended December 31, 1995, 1994 and 1993, respectively.

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1995        1994        1993
                                                                -------     -------     -------
                                                                    (DOLLARS IN THOUSANDS)
Net (losses) gains from sale of mortgage loans................  $(2,021)    $(2,525)    $ 8,960
Loan servicing income.........................................    3,925       3,751       3,059
Other.........................................................    1,255         902       1,668
                                                                --------    --------    -------
                                                                $ 3,159     $ 2,128     $13,687
                                                                ========    ========    =======

     Losses on sales of mortgage loans for 1995 totalled $2.0 million compared to $2.5 million and gains of $9.0 million for the years ended December 31, 1994 and 1993, respectively. Gains and losses on mortgage loans are directly related to the overall interest rate environment. During 1995 and 1994, interest rates have increased for mortgage loans in contrast to the declining interest rate environment during 1993. This change in the interest rate environment has adversely affected the pricing of mortgage loans. Mortgage loans sold during 1995 totalled $304 million compared to $542 million and $804 million for 1994 and 1993, respectively.

     Net loan servicing income totalled $3.9 million, $3.8 million and $3.1 million for the years ended December 31, 1995, 1994 and 1993, respectively. The increasing servicing income is principally the result of a larger servicing portfolio. At December 31, 1995, Westcorp serviced, including loans owned and those sold and serviced for the benefit of others, mortgage loans of $5.1 billion compared to $3.0 billion and $2.5 billion at December 31, 1994 and 1993, respectively.

OTHER INCOME

     Other income includes primarily insurance income and real estate operations. Insurance income, which totalled $8.8 million, $6.2 million and $7.1 million for the years ended December 31, 1995, 1994 and 1993, includes premiums and commissions earned on insurance and insurance-related products, including credit life, collateral protection and annuities.

     Real estate operations include the costs of managing and disposing of foreclosed real estate as well as the gains and losses realized upon disposition. In addition, real estate operations include the gains and losses relative to the operation of joint ventures. Total real estate operations losses for 1995 was $266 thousand compared to income of $4.5 million and losses of $5.9 million for 1994 and 1993, respectively. The income generated in 1994 is primarily the result of sales of foreclosed assets at prices in excess of their carrying values.

OTHER EXPENSES

     Other expenses, which consist of salaries and employee benefits, occupancy, insurance and other miscellaneous expenses increased to $115 million in 1995 from $92.4 million in 1994 and $83.6 million in 1993. Other miscellaneous expenses include marketing, telephone, supplies and legal and professional fees. The increase in expenses is related to increased loan servicing portfolios and the cost of expansion into other states. The ratio of other expenses to average serviced assets was 1.8% in 1995 compared to 2.0% in 1994 and 2.1% in 1993. Although the overall dollar amount increased, the percentage of expenses to average serviced assets decreased primarily from the purchase of $1.5 billion in PMSR, thus increasing the total servicing portfolio.

INCOME TAXES

     Westcorp's effective tax rate was 41% for the year ended December 31, 1995, compared to 42% and 43% for the years ended December 31, 1994 and 1993, respectively.

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

     Other sources of funds include a commercial paper facility totalling $400 million, reverse repurchase agreements and FHLB advances. At December 31, 1995, Westcorp had $67.9 million of commercial paper outstanding with approximately $332 million still available from this source. FHLB advances outstanding at December 31, 1995, totalled $192 million. Westcorp's unused line of credit at December 31, 1995, totalled approximately $263 million. Dollar reverse repurchase agreements outstanding at December 31, 1995, totalled $354 million and currently represent an inexpensive source of short term liquidity.

     Westcorp uses its funds to meet its business needs, which include funding maturing certificates of deposit and savings withdrawals, repaying borrowings, funding loan and investment commitments, meeting operating expenses, and maintaining minimum regulatory liquidity and capital levels. OTS regulations require the Bank, as a savings association, to maintain a specified level of liquid assets such as cash, short term U.S. government and other qualifying securities. Such liquid assets must not be less than 5.0% of the Bank's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, with short term liquid assets (which generally have a term of less than one year) consisting of not less than 1.0% of that average daily balance amount. For the years ended December 31, 1995, 1994 and 1993, such ratios were 6.9%, 13.4% and 10.3%, respectively.

EFFECT OF INFLATION AND CHANGING PRICES

     Unlike many industrial companies, substantially all of the assets and liabilities of Westcorp are monetary in nature. As a result, interest rates have a more significant effect on Westcorp's performance than the general level of inflation. See "Asset/Liability Management".

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Westcorp's Consolidated Financial Statements begin on page F-3 of this report.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

     Certain information required by Part III is omitted from this report, as Westcorp will file a definitive proxy statement (the "Proxy Statement") within 120 days after the end of its fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its Annual Meeting of Stockholders to be held April 30, 1996 and the information included therein is incorporated herein by reference.

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

              Report of Independent Auditors

              Consolidated Statements of Financial Condition at December 31, 1995 and 1994.

              Consolidated Statements of Income for the year ended December 31, 1995, 1994, and 1993.

              Consolidated Statements of Changes in Shareholders' Equity for the year ended December 31, 1995, 1994, and 1993.

              Consolidated Statements of Cash Flows for the year ended December 31, 1995, 1994, and 1993.

              Notes to Consolidated Financial Statements

          (2) FINANCIAL STATEMENT SCHEDULES

              Schedules to the consolidated financial statements are omitted because the required information is inapplicable or the information is presented in Westcorp's consolidated financial statements or related notes.

          (3) EXHIBITS

EXHIBIT
NUMBER
------
 3.1      Certificate of Incorporation*
 3.2      Bylaws*
10.1      Westcorp Incentive Stock Option Plan**
10.2      Westcorp Employee Stock Ownership and Salary Savings Plan*
10.3      Westcorp 1991 Stock Option Plan***
11.1      Statement Re Computation of Earnings Per Share
21.1      Subsidiaries of Westcorp
23.1      Consent of Independent Auditors
27        Financial Data Schedule

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

     (B) REPORT ON FORM 8-K

         A report on Form 8-K was filed December 29, 1995 announcing that the Bank completed the acquisition of an 80% interest in The Hammond Company, a privately held mortgage banking company for $5.4 million.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WESTCORP
Dated: March 28, 1996
                                          By: /s/  JOY SCHAEFER
                                            ------------------------------------
                                            Joy Schaefer
                                            Senior Executive Vice President and
                                            Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the registrant in the capacities and on the dates indicated.

                SIGNATURE                                 TITLE                      DATE
------------------------------------------  ---------------------------------  ----------------
/s/  ERNEST S. RADY                         Chairman of the Board, President     March 28, 1996
------------------------------------------  and Chief Executive Officer
              Ernest S. Rady

/s/  ROBERT W. JENKINS                      Vice Chairman and Director           March 28, 1996
------------------------------------------
            Robert W. Jenkins

/s/  JOY SCHAEFER                           Senior Executive Vice President      March 28, 1996
------------------------------------------  and Chief Operating Officer
               Joy Schaefer

------------------------------------------  Director
             Alan L. Milligan

------------------------------------------  Director
            Stanley E. Foster

/s/  WILLIAM J. CRAWFORD                    Director                             March 28, 1996
------------------------------------------
           William J. Crawford

------------------------------------------  Director
            Judith M. Bardwick

/s/  HOWARD C. REESE                        Director                             March 28, 1996
------------------------------------------
             Howard C. Reese

/s/  LEE A. WHATCOTT                        Senior Vice President (Principal     March 28, 1996
------------------------------------------  Financial and Accounting Officer)
             Lee A. Whatcott                and Chief Financial Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                    WESTCORP

                       CONSOLIDATED FINANCIAL STATEMENTS
                       AND REPORT OF INDEPENDENT AUDITORS

                                                                                        PAGE
                                                                                        ----
REPORT OF INDEPENDENT AUDITORS........................................................  F-2
CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Statements of Financial Condition at the year ended December 31, 1995 and
  1994................................................................................  F-3
Consolidated Statements of Income for the year ended December 31, 1995, 1994 and
  1993................................................................................  F-4
Consolidated Statements of Changes in Shareholders' Equity for the year ended December
  31, 1995, 1994 and 1993.............................................................  F-5
Consolidated Statements of Cash Flows for the year ended December 31, 1995, 1994 and
  1993................................................................................  F-6
Notes to Consolidated Financial Statements............................................  F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Westcorp

     We have audited the consolidated financial statements of Westcorp and Subsidiaries listed in the accompanying Index to Consolidated Financial Statements (Item 14(a)). These financial statements are the responsibility of Westcorp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements listed in the accompanying Index to Consolidated Financial Statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of Westcorp and Subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Los Angeles, California
January 16, 1996

                           WESTCORP AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                           DECEMBER 31,
                                                                    ---------------------------
                                                                       1995             1994
                                                                    ----------       ----------
                                                                      (DOLLARS IN THOUSANDS,
                                                                       EXCEPT SHARE AMOUNTS)
ASSETS
Cash..............................................................  $   35,969       $   20,339
Interest bearing deposits with other financial institutions.......         689              563
Other short term investments......................................     126,227          145,391
Investment securities held to maturity (fair value: 1995,
  $1,493).........................................................       1,506
Investment securities available for sale..........................     133,518          114,764
Mortgage-backed securities held to maturity (fair value: 1995,
  $522,529; 1994, $305,466).......................................     512,218          316,511
Mortgage-backed securities available for sale.....................     340,334          154,158
Loans receivable, net of allowance for loan losses (1995, $39,260;
  1994, $41,323)..................................................   1,339,423        1,411,052
Loans held for sale...............................................     368,533          304,506
Premises and equipment, net.......................................      70,052           66,465
Real estate owned, net............................................      10,044           23,927
Accrued interest receivable.......................................      17,476           13,309
Excess of purchase cost over net assets acquired..................       1,015            1,099
Federal Home Loan Bank stock......................................      29,624           24,474
Other assets......................................................     236,170          145,731
                                                                    ----------       ----------
                                                                    $3,222,798       $2,742,289
                                                                    ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Savings deposits..................................................  $1,753,475       $1,632,782
Securities sold under agreements to repurchase....................     354,024          246,074
Short-term borrowings.............................................     112,330          210,578
Federal Home Loan Bank advances...................................     192,000           89,000
Amounts held on behalf of trustee.................................     341,693          216,204
Unearned insurance premiums and insurance reserves................       5,102            5,096
Other liabilities.................................................      40,110           26,392
                                                                    ----------       ----------
                                                                     2,798,734        2,426,126
SUBORDINATED DEBENTURES...........................................     104,360          103,851

MINORITY INTEREST IN EQUITY OF SUBSIDIARIES.......................      21,965

SHAREHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 45,000,000 shares; issued and outstanding 24,563,419 shares in 1995 and
  23,145,640 shares in 1994.......................................      24,563           23,146
Paid-in capital...................................................     167,039          102,376
Retained earnings.................................................     105,951           92,788
Unrealized gains (losses) on securities available for sale, net of
  tax.............................................................         186           (5,998)
                                                                    ----------       ----------
                                                                       297,739          212,312
                                                                    ----------       ----------
                                                                    $3,222,798       $2,742,289
                                                                    ==========       ==========

          See accompanying notes to consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------------
                                                                       1995          1994          1993
                                                                    -----------   -----------   -----------
                                                                            (DOLLARS IN THOUSANDS,
                                                                             EXCEPT SHARE AMOUNTS)
Interest income:
  Loans, including fees...........................................  $   162,394   $   119,649   $   142,640
  Mortgage-backed securities......................................       47,486        13,879         5,788
  Investment securities...........................................        6,551         5,768         6,328
  Other...........................................................        5,662         4,343         3,190
                                                                    -----------   -----------   -----------
TOTAL INTEREST INCOME.............................................      222,093       143,639       157,946
Interest expense:
  Savings deposits................................................      101,364        68,295        76,316
  Federal Home Loan Bank advances and other borrowings............       19,081        18,603        24,827
  Securities sold under agreements to repurchase..................       18,834         1,868            60
                                                                    -----------   -----------   -----------
TOTAL INTEREST EXPENSE............................................      139,279        88,766       101,203
                                                                    -----------   -----------   -----------
NET INTEREST INCOME...............................................       82,814        54,873        56,743
Provision for loan losses.........................................       11,470        13,033        22,584
                                                                    -----------   -----------   -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES...............       71,344        41,840        34,159
Other income:
  Automobile lending..............................................       91,434        70,167        56,351
  Mortgage banking................................................        3,159         2,128        13,687
  Investment and mortgage-backed securities gains.................        1,829           336         2,503
  Insurance income................................................        8,837         6,215         7,062
  Real estate operations..........................................         (266)        4,497        (5,881)
  Rental operations...............................................         (307)         (607)         (487)
  Miscellaneous...................................................          974           454           604
                                                                    -----------   -----------   -----------
TOTAL OTHER INCOME................................................      105,660        83,190        73,839
Other expenses:
  Salaries and employee benefits..................................       64,844        51,116        44,464
  Occupancy.......................................................       10,026         8,527         7,707
  Insurance.......................................................        5,766         5,033         7,050
  Miscellaneous...................................................       34,797        27,715        24,404
                                                                    -----------   -----------   -----------
TOTAL OTHER EXPENSES..............................................      115,433        92,391        83,625
                                                                    -----------   -----------   -----------
INCOME BEFORE INCOME TAXES........................................       61,571        32,639        24,373
Income taxes......................................................       25,235        13,819        10,386
                                                                    -----------   -----------   -----------
INCOME BEFORE MINORITY INTEREST...................................       36,336        18,820        13,987
Minority interest in earnings of subsidiaries.....................        2,908
                                                                    -----------   -----------   -----------
INCOME BEFORE EXTRAORDINARY ITEM..................................       33,428        18,820        13,987
Extraordinary loss from the redemption of subordinated debentures,
  net of applicable income tax benefit of $811....................                                   (1,113)
                                                                    -----------   -----------   -----------
NET INCOME........................................................  $    33,428   $    18,820   $    12,874
                                                                    ===========   ===========   ===========
Net income per common share and common share equivalents:
  Before extraordinary loss.......................................  $      1.35   $      0.77   $      0.64
  Extraordinary loss due to the redemption of subordinated
    debentures....................................................                                    (0.05)
                                                                    -----------   -----------   -----------
NET INCOME PER COMMON SHARE AND COMMON SHARE EQUIVALENTS..........  $      1.35   $      0.77   $      0.59
                                                                    ===========   ===========   ===========
Weighted average number of common shares and common share
  equivalents.....................................................   24,682,873    24,315,412    21,873,041
                                                                    ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                    UNREALIZED
                                                                                       GAINS
                                                                                    (LOSSES) ON
                                                    COMMON STOCK                    SECURITIES
                                                --------------------                 AVAILABLE
                                                            PAID-IN    RETAINED      FOR SALE,
                                     SHARES     PAR VALUE   CAPITAL    EARNINGS     NET OF TAX      TOTAL
                                   ----------   ---------   --------   ---------    -----------    --------
                                                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE JANUARY 1, 1993..........  17,584,520    $ 17,585   $ 61,212   $  81,901                   $160,698
  Stock options exercised........      26,435          26        180                                    206
  Stock issued...................   4,283,850       4,284     31,001                                 35,285
  Cash dividends.................                                         (3,948)                    (3,948)
  Net income.....................                                         12,874                     12,874
                                     --------       -----     ------      ------          -----    --------
BALANCE DECEMBER 31, 1993........  21,894,805      21,895     92,393      90,827                    205,115
  Adjustment to beginning balance
     for change in accounting
     method, net of tax..........                                                     $     995         995
  Stock options exercised........     153,292         153      1,066                                  1,219
  Stock dividend.................   1,097,543       1,098      8,917     (10,015)
  Cash dividends.................                                         (6,844)                    (6,844)
  Net income.....................                                         18,820                     18,820
  Change in unrealized gains
     (losses) on securities
     available for sale, net of
     tax.........................                                                        (6,993)     (6,993)
                                     --------       -----     ------      ------          -----    --------
BALANCE DECEMBER 31, 1994........  23,145,640      23,146    102,376      92,788         (5,998)    212,312
  Stock options exercised........     260,485         260      1,906                                  2,166
  Stock dividend.................   1,157,294       1,157     10,416     (11,573)
  Cash dividends.................                                         (8,692)                    (8,692)
  Issuance of subsidiary common
     stock.......................                             52,341                                 52,341
  Net income.....................                                         33,428                     33,428
  Change in unrealized gains
     (losses) on securities
     available for sale, net of
     tax.........................                                                         6,184       6,184
                                     --------       -----     ------      ------          -----    --------
BALANCE DECEMBER 31, 1995........  24,563,419    $ 24,563   $167,039   $ 105,951      $     186    $297,739
                                     ========       =====     ======      ======          =====    ========

          See accompanying notes to consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                                        ---------------------------------
                                                                          1995        1994        1993
                                                                        ---------   ---------   ---------
                                                                             (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income............................................................  $  33,428   $  18,820   $  12,874
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
  Provision for losses................................................     11,370      11,327      16,095
  Depreciation and amortization.......................................      7,681       7,119       6,974
  Amortization of deferred fees.......................................      2,221         688      (2,089)
  Amortization of issuance costs......................................        509         562         378
  (Increase) decrease in interest receivable..........................     (4,167)     (1,705)      2,306
  (Gains) losses on nonoperating activities...........................    (23,880)     (6,179)      1,005
  (Decrease) increase in interest payable.............................       (285)      1,004       3,006
  Deferred income taxes (benefit) expense.............................     (5,225)      7,837       5,791
Extraordinary loss, net of taxes......................................                              1,113
Net change in loans held for sale.....................................    (46,680)     (4,978)    (40,144)
Other, net............................................................    (34,259)      3,708     (13,180)
                                                                        ----------  ----------  ----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES...................    (59,287)     38,203      (5,871)
INVESTING ACTIVITIES
Purchases of investment securities available for sale.................    (37,271)    (24,508)    (93,882)
Proceeds from sales of investment securities available for sale.......                             65,376
Proceeds from maturities of investment securities available for
  sale................................................................     26,000      20,000      28,906
Purchases of mortgage-backed securities available for sale............   (397,935)   (196,485)     (7,052)
Proceeds from sale of mortgage-backed securities available for sale...    202,970     119,117       4,662
Purchases of mortgage-backed securities held to maturity..............   (241,518)   (203,992)
Payments received on mortgage-backed securities.......................     59,397       9,907      15,470
Net change in loans...................................................     58,128    (289,353)    311,489
Purchases of loans....................................................       (203)    (45,373)       (210)
Additions to premises and equipment...................................    (11,182)     (5,984)     (4,153)
Dispositions of real estate owned.....................................     17,583      51,694     112,506
Purchases of FHLB stock...............................................     (6,842)     (9,440)       (494)
Proceeds from sales of FHLB stock.....................................      1,692       2,532       3,602
Increase in trust receivable..........................................    (41,604)    (17,819)    (11,964)
Increase in trustee accounts..........................................    125,489      33,299      39,456
                                                                        ----------  ----------  ----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES...................   (245,296)   (556,405)    463,712
FINANCING ACTIVITIES
Increase (decrease) in deposits.......................................    120,693     275,724    (325,839)
Increase in securities sold under agreements to repurchase............    107,950     246,074
Increase (decrease) in FHLB advances..................................    103,000     (37,000)    (58,500)
(Decrease) increase in short-term borrowings..........................    (98,248)     59,682    (132,156)
Proceeds from issuance of subordinated debentures.....................                            120,524
Retirement of subordinated debentures.................................                (16,918)    (44,858)
Proceeds from sale of common stock....................................      2,166       1,220      35,490
Minority interest.....................................................     21,965
Issuance of subsidiary common stock...................................     52,341
Cash dividends........................................................     (8,692)     (6,844)     (3,948)
                                                                        ----------  ----------  ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...................    301,175     521,938    (409,287)
                                                                        ----------  ----------  ----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS......................     (3,408)      3,736      48,554
Cash and equivalents at beginning of period...........................    166,293     162,557     114,003
                                                                        ----------  ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............................  $ 162,885   $ 166,293   $ 162,557
                                                                        ==========  ==========  ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest..............................................................  $ 139,563   $  87,761   $  98,196
Income taxes..........................................................     28,050      10,100       8,814
SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:
Acquisition of real estate acquired through foreclosure...............  $  32,200   $  39,569   $  97,965
Securitization of loans...............................................                108,033

          See accompanying notes to consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1995

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation: The accompanying consolidated financial statements include the accounts of Westcorp ("Westcorp"), its wholly-owned subsidiaries, Westran Services Corp. and Western Financial Savings Bank, F.S.B. ("the Bank") and the Bank's subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. Certain prior year amounts have been reclassified to conform with the current year's presentation.

     WFS Financial Inc ("WFS") was created in 1995 by the combination of the Bank's consumer finance division and the Bank's subsidiaries, Westcorp Financial Services, Inc., Western Financial Auto Loans, Inc. and Western Financial Auto Loans 2, Inc. On August 8, 1995, WFS sold to the public 4.6 million shares of common stock at a price of $16.50 per share raising $70.1 million in additional capital. The Bank retained an ownership interest in WFS of 80%. The remaining interest is traded on the National Association of Security Dealers Automated Quotation System ("NASDAQ") under the ticker symbol "WFSI".

     On December 21, 1995, the Bank acquired an 80% ownership interest in WF Mortgage Corporation ("WFMC") which in turn owns all the outstanding capital stock of The Hammond Company ("THC"), a privately held mortgage banking company located in California for $5.4 million. THC's principal business is the origination and sale of residential mortgage loans in the states of Arizona, California, Hawaii, Nevada and Oregon. THC has 14 retail loan origination offices and two wholesale offices.

     Nature of Operations: Westcorp is a financial services holding company which specializes in automobile lending and residential real estate lending. At December 31, 1995, Westcorp performed this function through 137 offices located in 17 states.

     Cash and Cash Equivalents: Cash and cash equivalents include cash, interest-bearing deposits with other financial institutions and other short-term investments which have no material restrictions as to withdrawal or usage.

     Investment Securities and Mortgage-Backed Securities Held to
Maturity: Westcorp holds certain investment securities and mortgage-backed securities which management has both the intent and the ability to hold until maturity. Accordingly, these securities are carried at their amortized cost. Unrealized holding gains and losses are not reported in the financial statements until realized or until a decline in fair value below cost is deemed to be other than temporary.

     Westcorp also enters into various off-balance sheet transactions, primarily interest rate cap agreements, to manage interest rate risk exposure on its held to maturity portfolio. These financial instruments are recorded at cost and are amortized to interest income over the life of the agreement. The interest rate differential to be received is accrued and included as part of interest income, thereby adjusting the overall yield on securities for which management is attempting to reduce its exposure to interest rate risk.

     Investment Securities and Mortgage Backed Securities Available for
Sale: Investments and mortgage-backed securities intended to be held for an indefinite period of time but which may be sold in response to events reasonably expected in the foreseeable future are classified as available for sale and carried at fair value. Unrealized holding gains and losses on such investments are recorded as a separate component of shareholders' equity, net of income taxes. Any decline in the fair value of the investments which is deemed to be other than temporary is charged against current earnings.

     Westcorp enters into various off-balance sheet transactions, primarily interest rate swaps, caps, floors and options agreements to manage interest rate risk exposure on its available for sale portfolios. These financial instruments are also recorded at fair value and are included in the basis of the designated available for sale securities. The interest rate differential to be paid or received is accrued and included as part of interest

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1995

income, thereby adjusting the overall yield on securities for which management is attempting to reduce its exposure to interest rate risk.

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

     Sales of Receivables: Certain mortgage and automobile loans are originated and sold to investors with servicing rights retained by Westcorp. Gains and losses on sales of loans are determined by the difference between sales proceeds and the cost of the loans, adjusted for the present value of the difference, if any, between the estimated future servicing revenues and normal servicing revenues for those loans where servicing is retained by Westcorp. These excess servicing rights are capitalized and amortized over the expected repayment patterns of the underlying loans.

     Westcorp also purchases mortgage servicing rights, referred to as purchased mortgage servicing rights ("PMSRs"). PMSRs are amortized using the income forecast method.

     Westcorp periodically evaluates the carrying value of its capitalized servicing rights in light of the actual experience of the underlying loans and makes adjustments to reduce the carrying value where appropriate. Servicing income and amortization of excess servicing rights and PMSRs are included in automobile lending and mortgage banking income in the Consolidated Statements of Income.

     As a servicer of securitized automobile loans, Westcorp holds and remits funds collected from the borrowers on behalf of the trustee. These amounts are reported as amounts held on behalf of trustee.

     Nonaccrual Loans: Nonaccrual loans are loans on which accrual of interest has been suspended. Interest is suspended on all real estate loans when, in management's judgement, the interest will not be collectible in the normal course of business or when the loan is 90 days or more past due or full collection of principal is not assured. When a loan is placed on nonaccrual, interest accrued is reversed against interest income. Interest income is suspended on all loans, except consumer loans. On these loans, interest continues to accrue until the loan is charged off, which occurs automatically after the loan is past due 120 days.

     In January 1995, Westcorp adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," amended in October 1994 by Statement of Financial Accounting Standards No. 118 "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures," hereinafter collectively referred to as SFAS 114. Under SFAS 114 a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan. SFAS 114 applies to all loans except large groups of smaller-balance homogenous loans, which are collectively evaluated, loans measured at fair value or at the lower of cost or fair value, leases and debt securities. The statement does not address the overall adequacy of the allowance for credit losses. When a loan is identified as "impaired," accrual of interest ceases and any amounts that are recorded as receivable are reversed out of interest income.

     Westcorp's impaired loans include only multifamily mortgage loans classified as nonperforming loans. Westcorp measures its impaired loans by using the fair value of the collateral. The difference between the recorded investment of the impaired loan and the fair value of the loan is defined as the impairment allowance. The impairment allowance is considered by Westcorp in determining the overall adequacy of the allowance for credit losses. The adoption of SFAS 114 resulted in no material change in the unallocated portion of the allowance for credit losses.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1995

     Loans Held for Sale: Loans held for sale are stated at the lower of aggregate amortized cost or market. The carrying amount of the specific loan pools sold is used to compute gains or losses. Market value is based on prevailing market quotes for real estate loans and discounted cash flow calculations for consumer loans.

     Westcorp enters into forward agreements to hedge the value of its loans held for sale. Gains or losses on these forward agreements are deferred and included in the basis of the loans held for sale and realized at the time of sale.

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

     Interest Income and Fee Income: Interest income on real estate and some consumer loans is earned using the effective yield method and classified on the balance sheet as interest receivable to the extent not collected. Certain retail installment sales contracts use the sum of the months digits method, which approximates the interest method.

     Westcorp defers loan origination and commitment fees and certain loan origination costs. The net amount is amortized as an adjustment to the related loan's yield over the contractual life of the related loans. Commitment fees based on a percentage of a customer's unused line of credit are recognized over the commitment period. Fees for other services are recorded as income when earned.

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

     Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1995

     Current Accounting Pronouncements: Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights", ("SFAS 122") was issued by the Financial Accounting Standards Board in May 1995 and amended Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities", ("SFAS 65"). SFAS 122 requires capitalization of the cost of mortgage servicing rights, regardless of whether the underlying mortgages are purchased or originated and is effective for fiscal years beginning after December 15, 1995. Adoption of this statement will not have a material impact on the capitalized mortgage servicing rights of Westcorp.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") was issued by the Financial Accounting Standards Board in October 1995. SFAS 123 permits companies to recognize compensation expense associated with stock-based compensation plans over the anticipated service period based on the fair value of the award on the date of grant. However, SFAS 123 allows companies to continue to measure compensation costs as prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Companies electing to continue accounting for stock-based compensation plans under APB 25 must make pro forma disclosures of net income and earnings per share, as if SFAS 123 had been adopted. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company anticipates that it will continue its current policy which is to account for stock-based compensation plans under APB 25.

NOTE 2 -- INVESTMENT SECURITIES HELD TO MATURITY

     Investment securities held to maturity consisted of U.S. Treasury securities and obligations of other U.S. Government agencies and corporations with amortized costs of $1.5 million, gross unrealized losses of $13.0 thousand and fair value of $1.5 million with maturities within one to five years.

NOTE 3 -- INVESTMENT SECURITIES AVAILABLE FOR SALE

     Investment securities available for sale consisted of the following at December 31:

                                                                              1995
                                                        ------------------------------------------------
                                                                      GROSS        GROSS
                                                        AMORTIZED   UNREALIZED   UNREALIZED
                                                          COST        GAINS        LOSSES     FAIR VALUE
                                                        ---------   ----------   ----------   ----------
                                                                     (DOLLARS IN THOUSANDS)
U.S. Treasury securities and obligations of other U.S.
  Government agencies and corporations................   $130,306      $265          $519       $130,052
Obligations of states and political subdivisions......      3,521                      80          3,441
Other.................................................         25                                     25
                                                         --------      ----          ----       --------
                                                         $133,852      $265          $599       $133,518
                                                         ========      ====          ====       ========

                                                                              1994
                                                        ------------------------------------------------
                                                                      GROSS        GROSS
                                                        AMORTIZED   UNREALIZED   UNREALIZED
                                                          COST        GAINS        LOSSES     FAIR VALUE
                                                        ---------   ----------   ----------   ----------
                                                                     (DOLLARS IN THOUSANDS)
U.S. Treasury securities and obligations of other U.S.
  Government agencies and corporations................   $119,013                  $7,336       $111,677
Obligations of states and political subdivisions......      3,524                     462          3,062
Other.................................................         25                                     25
                                                         --------    --------      ------       --------
                                                         $122,562                  $7,798       $114,764
                                                         ========    ========      ======       ========

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1995

     At December 31, 1995, the stated maturities of investment securities available for sale were as follows:

                                                                        ONE YEAR TO           FIVE YEARS           TEN YEARS
                                                UP TO ONE YEAR          FIVE YEARS           TO TEN YEARS           OR MORE
                                              -------------------   -------------------   ------------------   ------------------
                                              AMORTIZED    FAIR     AMORTIZED    FAIR     AMORTIZED    FAIR    AMORTIZED    FAIR
                                                COST       VALUE      COST       VALUE      COST      VALUE      COST      VALUE
                                              ---------   -------   ---------   -------   ---------   ------   ---------   ------
                                                                            (DOLLARS IN THOUSANDS)
U.S. Treasury securities and obligations of
  other U.S. Government agencies and
  corporations..............................   $32,115    $32,191    $98,191    $97,861
Obligations of states and political
  subdivisions..............................                                               $ 1,007    $1,005    $ 2,514    $2,436
Other.......................................                              25         25
                                               -------    -------    -------    -------     ------    ------     ------    ------
                                               $32,115    $32,191    $98,216    $97,886    $ 1,007    $1,005    $ 2,514    $2,436
                                               =======    =======    =======    =======     ======    ======     ======    ======

NOTE 4 -- MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     Mortgage-backed securities held to maturity consisted of the following at December 31:

                                                                              1995
                                                        ------------------------------------------------
                                                                      GROSS        GROSS
                                                        AMORTIZED   UNREALIZED   UNREALIZED
                                                          COST        GAINS        LOSSES     FAIR VALUE
                                                        ---------   ----------   ----------   ----------
                                                                     (DOLLARS IN THOUSANDS)
GNMA certificates.....................................  $ 405,582    $ 10,943     $  2,246     $ 414,279
FNMA participation certificates.......................     97,352       1,460                     98,812
FHLMC participation certificates......................      9,120         154                      9,274
Other participation certificates......................        164                                    164
                                                         --------     -------       ------      --------
                                                        $ 512,218    $ 12,557     $  2,246     $ 522,529
                                                         ========     =======       ======      ========

                                                                              1994
                                                        ------------------------------------------------
                                                                      GROSS        GROSS
                                                        AMORTIZED   UNREALIZED   UNREALIZED
                                                          COST        GAINS        LOSSES     FAIR VALUE
                                                        ---------   ----------   ----------   ----------
                                                                     (DOLLARS IN THOUSANDS)
GNMA certificates.....................................  $ 208,307    $    246     $  6,539     $ 202,014
FNMA participation certificates.......................    108,033                    4,752       103,281
Other participation certificates......................        171                                    171
                                                         --------        ----      -------      --------
                                                        $ 316,511    $    246     $ 11,291     $ 305,466
                                                         ========        ====      =======      ========

     Westcorp's mortgage-backed securities held to maturity had maturities at December 31, 1995 of ten years or more, although payments are generally received monthly throughout the life of these securities.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1995

NOTE 5 -- MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

     Mortgage-backed securities available for sale consisted of the following at December 31:

                                                                              1995
                                                        ------------------------------------------------
                                                                      GROSS        GROSS
                                                        AMORTIZED   UNREALIZED   UNREALIZED
                                                          COST        GAINS        LOSSES     FAIR VALUE
                                                        ---------   ----------   ----------   ----------
                                                                     (DOLLARS IN THOUSANDS)
GNMA certificates.....................................  $ 138,175    $  2,017     $  4,291     $ 135,901
FNMA participation certificates.......................     99,859       1,485                    101,344
FHLMC participation certificates......................    101,639       2,121          671       103,089
                                                         --------      ------       ------      --------
                                                        $ 339,673    $  5,623     $  4,962     $ 340,334
                                                         ========      ======       ======      ========

                                                                              1994
                                                        ------------------------------------------------
                                                                      GROSS        GROSS
                                                        AMORTIZED   UNREALIZED   UNREALIZED
                                                          COST        GAINS        LOSSES     FAIR VALUE
                                                        ---------   ----------   ----------   ----------
                                                                     (DOLLARS IN THOUSANDS)
GNMA certificates.....................................  $  50,637     $1,572       $1,036      $  51,173
FNMA participation certificates.......................     80,622                   2,788         77,834
FHLMC participation certificates......................      3,082                      85          2,997
Collateralized mortgage obligations...................     22,543                     389         22,154
                                                         --------     ------       ------       --------
                                                        $ 156,884     $1,572       $4,298      $ 154,158
                                                         ========     ======       ======       ========

     Proceeds from the sale of mortgage-backed securities available for sale totalled approximately $203 million and $119 million in 1995 and 1994, respectively. Westcorp had gross gains of $3.1 million and $2.0 million in 1995 and 1994, respectively, and gross losses of $49.0 thousand and $1.7 million in 1995 and 1994, respectively.

     Westcorp's mortgage-backed securities available for sale had maturities at December 31, 1995, of ten years or more, although payments are generally received monthly throughout the life of these securities.

     Westcorp has issued certain mortgage-backed securities that include recourse provisions. Subject to certain limitations, Westcorp is required, for the life of the loans, to repurchase the buyer's interest in individual loans on which foreclosure proceedings have been completed. Securities with recourse issued by Westcorp had a total outstanding balance of $198 million and $220 million at December 31, 1995 and 1994, respectively.

     Westcorp has provided for possible losses that may occur as a result of its recourse obligations. The maximum remaining exposure under these recourse provisions at December 31, 1995 and 1994 was $127 and $128 million, respectively. Westcorp has pledged $32.5 and $30.1 million of securities as collateral under these recourse provisions at December 31, 1995 and 1994, respectively.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1995

NOTE 6 -- NET LOANS RECEIVABLE

     Net loans receivable consisted of the following at December 31:

                                                                        1995            1994
                                                                     ----------      ----------
                                                                       (DOLLARS IN THOUSANDS)
Real Estate:
  Mortgage.........................................................  $1,406,167      $1,308,585
  Construction.....................................................       8,469          19,813
                                                                     ----------      ----------
                                                                      1,414,636       1,328,398
Less: Undisbursed loan proceeds....................................       4,672           7,614
                                                                     ----------      ----------
                                                                      1,409,964       1,320,784
Consumer:
  Sales contracts..................................................     353,345         507,772
  Other............................................................      20,908           5,698
  Less: unearned discounts.........................................      38,628          82,762
                                                                     ----------      ----------
                                                                        335,625         430,708
                                                                     ----------      ----------
                                                                      1,745,589       1,751,492
Allowance for loan losses..........................................     (39,260)        (41,323)
Net deferred loan costs............................................       1,627           5,389
                                                                     ----------      ----------
                                                                      1,707,956       1,715,558
Less: Loans held for sale
  Mortgage.........................................................     148,616           2,954
  Consumer.........................................................     219,917         301,552
                                                                     ----------      ----------
                                                                        368,533         304,506
                                                                     ----------      ----------
                                                                     $1,339,423      $1,411,052
                                                                     ==========      ==========

     Loans serviced by Westcorp for the benefit of others totalled approximately $5.6 billion, $2.9 billion and $2.2 billion at December 31, 1995, 1994, and 1993, respectively. These amounts are not reflected in the accompanying Consolidated Financial Statements.

     Changes in the allowance for loan losses were as follows:

                                                                  AT OR FOR THE YEAR ENDED
                                                                        DECEMBER 31,
                                                             ----------------------------------
                                                               1995         1994         1993
                                                             --------     --------     --------
                                                                   (DOLLARS IN THOUSANDS)
Balance at beginning of year...............................  $ 41,323     $ 39,677     $ 40,656
Provision for loan losses..................................    11,470       13,033       22,584
Chargeoffs.................................................   (19,187)     (19,219)     (32,507)
Recoveries.................................................     4,754        7,832        8,944
Transfers from the allowance for real estate losses........       800
Business acquisition.......................................       100
                                                             --------     --------     --------
Balance at end of year.....................................  $ 39,260     $ 41,323     $ 39,677
                                                             ========     ========     ========

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1995

NOTE 7 -- PREMISES AND EQUIPMENT

     Premises and equipment consisted of the following at December 31:

                                                                        1995        1994
                                                                       -------     -------
                                                                           (DOLLARS IN
                                                                           THOUSANDS)
    Land.............................................................  $20,443     $20,396
    Buildings and improvements.......................................   50,354      49,206
    Furniture and equipment..........................................   25,330      19,666
    Automobiles and airplane.........................................    1,995         205
                                                                       -------     -------
                                                                        98,122      89,473
    Less: Accumulated depreciation and amortization..................   28,070      23,008
                                                                       -------     -------
                                                                       $70,052     $66,465
                                                                       =======     =======

NOTE 8 -- NONPERFORMING ASSETS

     Nonperforming loans consisted of the following:

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1995        1994
                                                                       -------     -------
                                                                           (DOLLARS IN
                                                                           THOUSANDS)
    Loans 90 days or more past due...................................  $10,950     $13,950
    Performing, nonaccrual loans.....................................                3,717
    Impaired loans...................................................    7,450
                                                                       -------     -------
                                                                       $18,400     $17,667
                                                                       =======     =======

     Interest forgone on nonaccrual loans was $0.8 million, $0.9 million and $1.2 million for the years ended December 31, 1995, 1994 and 1993, respectively.

     The following table presents a breakdown of impaired loans and the impairment allowance related to impaired loans at December 31:

                                                                                 1995
                                                                              ----------
                                                                               (DOLLARS
                                                                                  IN
                                                                              THOUSANDS)
    Recorded investment with allowance......................................    $3,057
    Less: Impaired allowance................................................     1,097
                                                                                ------
                                                                                 1,960
    Recorded investment without allowance...................................     5,490
                                                                                ------
                                                                                $7,450
                                                                                ======

     For the year ended December 31, 1995, the impaired loans average was $5.8 million. For the year ended December 31, 1995, Westcorp recognized $0.8 million of interest income on impaired loans, all of which was recognized on a cash basis.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1995

     Real estate owned consisted of the following at December 31:

                                                                        1995        1994
                                                                       -------     -------
                                                                           (DOLLARS IN
                                                                           THOUSANDS)
    Real estate acquired through foreclosure.........................  $10,828     $25,611
    Less: Allowance for losses.......................................      784       1,684
                                                                        ------      ------
                                                                       $10,044     $23,927
                                                                        ======      ======

     Changes in the allowance for real estate losses were as follows:

                                                               AT OR FOR THE YEAR ENDED
                                                                     DECEMBER 31,
                                                            -------------------------------
                                                             1995       1994         1993
                                                            ------     -------     --------
                                                                (DOLLARS IN THOUSANDS)
    Balance at beginning of year..........................  $1,684     $ 3,508     $ 20,185
    Provision for real estate losses......................    (100)     (2,106)      (6,489)
    Chargeoffs, net.......................................                 282      (10,188)
    Transfers to the allowance for loan losses............    (800)
                                                             -----       -----       ------
    Balance at end of year................................  $  784     $ 1,684     $  3,508
                                                             =====       =====       ======

NOTE 9 -- ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable consisted of the following at December 31:

                                                                        1995        1994
                                                                       -------     -------
                                                                           (DOLLARS IN
                                                                           THOUSANDS)
    Interest on loans receivable.....................................  $ 9,817     $ 7,633
    Interest on securities...........................................    7,604       5,115
    Interest on other................................................       55         561
                                                                        ------      ------
                                                                       $17,476     $13,309
                                                                        ======      ======

NOTE 10 -- SAVINGS DEPOSITS

     Savings deposits consisted of the following at December 31:

                                                   WEIGHTED
                                                 AVERAGE RATE
                                                 FOR THE YEAR
                                                    ENDED
                                                     1995             1995           1994
                                                 ------------      ----------     ----------
                                                                    (DOLLARS IN THOUSANDS)
    Passbook accounts..........................      3.04%         $   65,293     $  104,085
    Money market deposit accounts..............      3.11                 602            801
    Certificate accounts.......................      5.92           1,687,580      1,527,896
                                                                   ----------     ----------
                                                                   $1,753,475     $1,632,782
                                                                   ==========     ==========

     The aggregate amount of certificate accounts in denominations greater than or equal to $100,000 at December 31, 1995 was $383 million.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1995

     Scheduled maturities of certificate accounts as of December 31, 1995 were as follows:

                                                    WEIGHTED
                                                    AVERAGE
                                                      RATE               AMOUNT
                                                    --------     ----------------------
                                                                 (DOLLARS IN THOUSANDS)
        Six months or less........................    5.79%            $  702,778
        More than six months through one year.....    5.81                572,819
        More than one year through three years....    6.63                374,644
        More than three years through five
          years...................................    6.73                 37,339
                                                                       ----------
                                                                       $1,687,580
                                                                       ==========

     Interest expense on savings deposits consisted of the following for the year ended December 31:

                                                                 1995        1994        1993
                                                               --------     -------     -------
                                                                    (DOLLARS IN THOUSANDS)
Passbook accounts............................................  $  2,367     $ 3,895     $ 5,125
Money market deposit accounts................................        20          33          36
Certificate accounts.........................................    98,977      64,367      71,155
                                                               --------     -------     -------
                                                               $101,364     $68,295     $76,316
                                                               ========     =======     =======

     The following table summarizes certificate accounts by interest rate within maturity categories at:

                                                          DECEMBER 31, 1995
                            -----------------------------------------------------------------------------
                               1996        1997       1998      1999     2000     THEREAFTER     TOTAL
                            ----------   --------   --------   ------   -------   ----------   ----------
                                                       (DOLLARS IN THOUSANDS)
0%-3.99%..................  $    6,547   $     36   $     36                                   $    6,619
4.00%-5.99%...............     885,686     72,021     24,053   $1,847   $ 2,834      $  5         986,446
6.00%-7.99%...............     383,148    241,558     36,757    5,842    26,811                   694,116
8.00%-9.99%...............         216        161         22                                          399
                            ----------   --------    -------   -------  -------       ---      ----------
                            $1,275,597   $313,776   $ 60,868   $7,689   $29,645      $  5      $1,687,580
                            ==========   ========    =======   =======  =======       ===      ==========

                                                         DECEMBER 31, 1994
                           -----------------------------------------------------------------------------
                              1995        1996       1997      1998     1999     THEREAFTER     TOTAL
                           ----------   --------   --------   ------   -------   ----------   ----------
                                                      (DOLLARS IN THOUSANDS)
0%-3.99%.................  $   62,718   $  2,303   $    232                                   $   65,253
4.00%-5.99%..............     976,405    111,386     10,402   $5,539   $ 3,148    $      13    1,106,893
6.00%-7.99%..............     118,884     55,345    171,233              5,503                   350,965
8.00%-9.99%..............       4,420        209        156                                        4,785
                           ----------    -------    -------   ------    ------          ---   ----------
                           $1,162,427   $169,243   $182,023   $5,539   $ 8,651    $      13   $1,527,896
                           ==========    =======    =======   ======    ======          ===   ==========

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1995

NOTE 11 -- SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Securities sold under agreements to repurchase are summarized as follows:

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1995         1994
                                                                         --------     --------
                                                                              (DOLLARS IN
                                                                              THOUSANDS)
Balance at end of period, including accrued interest...................  $355,188     $247,242
Average amount outstanding during the period...........................   325,926       51,401
Maximum amount outstanding during the period...........................   411,218      266,641
Weighted average interest rate during the period.......................       5.8%         3.6%
Weighted average interest rate at end of period........................       5.8          4.3

     Mortgage-backed securities available for sale sold under dollar reverse repurchase agreements were delivered to dealers who arranged the transactions. The dealers may have sold, loaned, or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to Westcorp substantially identical securities at the maturities of the agreements. The agreements at December 31, 1995 and 1994, mature with terms between 30 to 90 days.

NOTE 12 -- SHORT-TERM BORROWINGS

     Short-term borrowings at December 31, 1995 and 1994, respectively, consisted of a commercial paper line with the Federal Home Loan Bank ("FHLB") and a revolving line of credit with two banks.

     The FHLB line totalled $67.9 million and $211 million at December 31, 1995 and 1994, respectively, net of discount (1995, $66.1 thousand; 1994, $0.9 million). The line is collateralized by eligible mortgage loans with an approved line of up to $400 million in 1995 and 1994, and a weighted average interest rate of 6.0% at December 31, 1995 and 1994. The maximum amount of commercial paper outstanding at any month-end during 1995 and 1994 was $240 million and $222 million, respectively. The average amount of commercial paper outstanding during 1995 and 1994 was $124 million and $66.6 million, respectively, with a weighted average interest rate of 6.0% and 4.7% for December 31, 1995 and 1994, respectively.

     Westcorp has a $40.0 million revolving line of credit (warehouse line), which is the maximum available and outstanding, with two banks under an agreement to finance certain mortgage loans held for sale. The weighted average interest rate at December 31, 1995 was 6.6%

NOTE 13 -- FEDERAL HOME LOAN BANK ADVANCES

     Advances from the FHLB are collateralized by the pledge of certain real estate loans with an uncollected principal balance of approximately $523 million and $713 million at December 31, 1995 and 1994, respectively.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1995

     Information as to interest rates and maturities on the advances from the FHLB as of December 31, 1995 and 1994 were as follows:

                                                                       1995        1994
                                                                    ----------  ----------
                                                                    (DOLLARS IN THOUSANDS)
    Range of interest rates.......................................   5.4%-8.5%   5.6%-8.5%
    Weighted average interest rate................................         6.3         7.4
    Year due:
      1995........................................................              $   17,000
      1996........................................................  $  147,000      27,000
      1997........................................................      32,000      32,000
      1998........................................................
      1999........................................................       6,500       6,500
    Thereafter....................................................       6,500       6,500
                                                                     ---------   ---------
                                                                    $  192,000  $   89,000
                                                                     =========   =========

     Westcorp had an unused line of credit with the FHLB at December 31, 1995 of approximately $263 million.

NOTE 14 -- SUBORDINATED DEBENTURES

     Subordinated capital debentures of the Bank ("subordinated debentures") at December 31, 1995 and 1994 totalled $104 million, net of discount (1995, $3.0 million; 1994, $3.5 million). The subordinated debentures are unsecured with an interest rate of 8.5% due in 2003. They are redeemable, in whole or in part, at the option of the Bank, on or after July 1, 2000 at 100% of the principal amount being redeemed plus accrued interest to the date of redemption. For regulatory purposes, the subordinated debentures, subject to certain limitations, are included as part of the Bank's supplementary capital.

NOTE 15 -- COMMITMENTS AND CONTINGENCIES

     Future minimum payments under noncancelable operating leases on premises and equipment with terms of one year or more were as follows at December 31:

                                                                     1995
                                                                  -----------
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
                1996.......................................         $ 3,521
                1997.......................................           3,031
                1998.......................................           2,692
                1999.......................................           1,737
                2000.......................................             993
                Thereafter.................................           2,229
                                                                    -------
                                                                    $14,203
                                                                    =======

     Rental expense for premises and equipment amounted to $3.2 million, $2.5 million and $2.0 million in 1995, 1994 and 1993, respectively.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1995

     Westcorp's outstanding loan commitments were as follows at December 31:

                                                                         1995        1994
                                                                       --------     ------
                                                                           (DOLLARS IN
                                                                           THOUSANDS)
    Commitments to fund mortgage loans:
      Fixed rate loans...............................................  $158,305     $  513
      Variable rate loans............................................    53,137      7,969
                                                                       --------     ------
                                                                       $211,442     $8,482
                                                                       ========     ======
    Commitments to sell mortgage loans...............................  $158,724     $2,696
                                                                       ========     ======

     Westcorp has pledged certain assets relative to amounts held on behalf of trustees as follows at December 31:

                                                                       1995         1994
                                                                     --------     --------
                                                                          (DOLLARS IN
                                                                          THOUSANDS)
    FNMA participation certificates................................  $ 85,038     $ 29,901
    FHLMC participation certificates...............................    33,510
    GNMA certificates..............................................    73,582
    Consumer loans.................................................                133,610
    Residential second mortgages...................................    67,644       78,966
    Multifamily first mortgages....................................    83,462       89,937
                                                                      -------     --------
              Total collateral pledged.............................  $343,236     $332,414
                                                                     ========     ========

     In 1994, WFS, the consumer lending subsidiary of the Bank, was served with a class action lawsuit entitled Denise Whitehouse et al. v. Westcorp Financial Services, Inc. Contra Costa Superior Court Case No. C94-01930, filed in May 1994 that seeks injunctive relief, restitution and damages for alleged violations of certain consumer protection and Business and Profession Codes involving the placement of collateral protection insurance by the lender under the contractual provisions on its automobile loans. In addition, the Bank was served with a class action lawsuit, Charles Hubbard suing individually, on behalf of the general public and on behalf of all other similarly situated v. Western Financial Savings Bank, Los Angeles County Superior Court Case No. BC131541, filed in July 1995. The lawsuit asserts certain allegations relating to the "forced placement" of collateral protection insurance, similar to the lawsuit against WFS.

     A settlement agreement on both class action lawsuits was reached. On December 22, 1995, the court entered a preliminary approval order that the settlement is preliminarily approved as fair, reasonable and adequate. The terms of the settlement include a settlement fund of $3.4 million in cash, which is accrued. A final hearing will be held on March 29, 1996 to determine whether the proposed settlement is fair, reasonable and adequate and should be approved.

     Westcorp is also involved as a party to certain immaterial legal proceedings incidental to its business. Management of Westcorp believes that the outcome of such proceedings will not have a material effect upon its business or financial condition.

NOTE 16 -- STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

     In 1986, Westcorp reserved 945,000 shares of common stock for future issuance to certain employees under an incentive stock option plan. Reserved, unoptioned shares totalled 370,019 and 369,723 shares at December 31, 1995 and 1994, respectively. The options may be exercised, when vested, at $6.91 per share, in whole or in part, within five years after the date of grant.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1995

     In 1991, Westcorp reserved an additional 3,150,000 shares of common stock for future issuance to certain employees under a stock option plan. Reserved, unoptioned shares totalled 2,468,630 and 2,469,273 shares at December 31, 1995 and 1994, respectively. The options may be exercised, when vested, at prices ranging from $7.35 to $13.00 per share, in whole or in part, within five years after the date of grant.

     Stock option activity is summarized as follows:

                                                                                PRICE PER
                                                                   SHARES         SHARE
                                                                  --------     -----------
    Outstanding at December 31, 1992............................   545,866     $6.16-10.79
      Issued....................................................   429,518      8.39- 9.52
      Exercised.................................................   (27,757)     6.16- 8.39
      Cancelled.................................................  (213,685)     6.48-10.79
                                                                   -------      ----------
    Outstanding at December 31, 1993............................   733,942      6.91-10.79
      Issued....................................................   319,632      6.91-10.84
      Exercised.................................................  (160,957)     6.91- 8.39
      Cancelled.................................................   (89,581)     6.91- 9.89
                                                                   -------      ----------
    Outstanding at December 31, 1994............................   803,036      6.91-10.84
      Issued....................................................    29,500      6.91-13.00
      Exercised.................................................  (261,642)     6.91-10.84
      Cancelled.................................................   (29,153)     6.91-10.84
                                                                   -------      ----------
    Outstanding at December 31, 1995............................   541,741     $6.91-13.00
                                                                   =======      ==========

     At December 31, 1995, there were 17,365 and 201,508 exercisable stock options under the 1986 and 1991 plans, respectively.

     Westcorp has adopted an Employee Stock Appreciation Rights Plan (the "SAR Plan"), whereby WFS Stock Appreciation Rights ("SARs") may be granted to officers and other key employees of WFS, as determined by the Board of Directors of WFS. Under the SAR Plan, optionees are entitled to surrender unexercised SARs for cash equal to the excess of the fair market value of the surrendered SARs over the option value of such SARs. Terms of the SARs vary by individual and are determined by the Board of Directors, but are not in excess of 5 years.

     During 1995, 509,336 SARs were granted with the price per share ranging from $16.50 to $19.50. At December 31, 1995, Westcorp has accrued $1.2 million of compensation expense for the 380,568 SARs that were vested and exercisable.

NOTE 17 -- REGULATORY CAPITAL

     The Bank is subject to three capital standards: (i) a tangible capital requirement; (ii) a leverage (core) ratio; and (iii) a risk-based capital requirement. The Bank exceeds all current capital standards.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1995

     A reconciliation of the Bank's capital under generally accepted accounting principles (GAAP) as included in its Consolidated Statements of Financial Condition and regulatory capital at December 31, 1995 is as follows:

                                                   TANGIBLE                 CORE                RISK-BASED
                                                   CAPITAL                CAPITAL                CAPITAL
                                              ------------------     ------------------     ------------------
                                               AMOUNT      RATIO      AMOUNT      RATIO      AMOUNT      RATIO
                                              --------     -----     --------     -----     --------     -----
                                                                   (DOLLARS IN THOUSANDS)
Bank shareholder's equity-GAAP basis........  $253,443               $253,443               $253,443
Adjustment: Unrealized gains under SFAS
  115.......................................      (186)                  (186)                  (186)
Less: Non-permissible activities at required
  phase-in..................................    (6,044)                (6,044)                (6,044)
Add: Minority interest in equity of
  subsidiaries..............................    21,965                 21,965                 21,965
Less: Excess qualifying PMSRs...............    (1,284)                (1,284)                (1,284)
Supplemental capital:
  Subordinated debentures(3)................                                                 106,466
  General loan valuation allowance..........                                                  37,438
  Less: Fully capitalized assets............                                                 (14,858)
  Equity investments........................                                                  (5,688)
                                              --------               --------               --------
Regulatory capital..........................   267,894     8.32 %(1)  267,894     8.32 %(1)  391,252     11.42%(2)
Minimum regulatory capital requirement......    48,290     1.50        96,579     3.00       274,173      8.00
                                              --------               --------               --------
Excess capital..............................  $219,604               $171,315               $117,079
                                              ========               ========               ========

---------------

(1) As a percentage of total adjusted assets.

(2) As a percentage of risk-weighted assets.

(3) Excludes capitalized discounts and issue costs.

NOTE 18 -- DIVIDENDS

     Westcorp paid cash dividends of $0.36, $0.29 and $0.18 per share for the years ended December 31, 1995, 1994 and 1993, respectively. Westcorp declared a stock dividend of 5% in 1995 and 1994.

NOTE 19 -- PENSION PLAN

     Westcorp has an Employee Stock Ownership and Salary Savings Plan ("Plan"), which covers essentially all full-time employees who have completed one year of service. Contributions to the Plan are discretionary and determined by the Board of Directors within limits set forth under ERISA. Contributions to the Plan are fully expensed in the year to which the contribution applies.

     Westcorp's contribution to the Plan amounted to $2.4 million, $1.2 million and $1.0 million in 1995, 1994 and 1993, respectively.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1995

NOTE 20 -- INCOME TAXES

     Income tax expense consisted of the following:

                                                                  1995        1994        1993
                                                                 -------     -------     ------
                                                                     (DOLLARS IN THOUSANDS)
Current:
  Federal......................................................  $23,141     $ 4,271     $2,844
  State........................................................    7,319       1,711        940
                                                                 -------     -------     ------
                                                                  30,460       5,982      3,784
Deferred:
  Federal......................................................   (4,909)      5,994      4,802
  State........................................................     (316)      1,843        989
                                                                 -------     -------     ------
                                                                  (5,225)      7,837      5,791
                                                                 -------     -------     ------
                                                                 $25,235     $13,819     $9,575
                                                                 =======     =======     ======

     A reconciliation of total tax provisions and the amounts computed by applying the statutory federal income tax rate of 35% to income before taxes is as follows:

                                                                  1995        1994        1993
                                                                 -------     -------     ------
                                                                     (DOLLARS IN THOUSANDS)
Tax at statutory rate..........................................  $21,550     $11,423     $8,530
State tax (net of Federal tax benefit).........................    3,685       2,396      1,688
Tax on extraordinary item......................................                            (811)
Other..........................................................                             168
                                                                 -------     -------     ------
                                                                 $25,235     $13,819     $9,575
                                                                 =======     =======     ======

     Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1995

     Significant components of Westcorp's deferred tax liabilities and assets as of December 31, 1995 and 1994 are as follows:

                             DEFERRED TAX POSITION
                              ASSETS/(LIABILITIES)

                                                                             1995       1994
                                                                            -------   --------
                                                                               (DOLLARS IN
                                                                                THOUSANDS)
Deferred tax assets:
  Loan loss reserves......................................................  $ 9,957   $ 16,189
  Joint venture losses and write-downs in excess of tax losses............    1,169      1,407
  Grantor trust income recognized for tax purposes........................    1,679      2,072
  Deferred compensation accrual...........................................    2,549      1,946
  SFAS 115 deferred taxes.................................................               4,525
  Mark to market..........................................................      510
  Other -- net............................................................    3,602
                                                                            --------  ---------
Total deferred tax assets.................................................   19,466     26,139
Deferred tax liabilities:
  Loan fee income deferred for tax purposes...............................   (3,725)    (3,335)
  FHLB dividends..........................................................   (3,195)    (2,648)
  Accelerated depreciation for tax purposes...............................   (1,256)    (1,396)
  Loan costs..............................................................   (1,419)    (1,810)
  SFAS 115 deferred taxes.................................................     (140)
  Mark to market..........................................................              (3,092)
  Other -- net............................................................              (4,559)
                                                                            --------  ---------
Total deferred tax liabilities............................................   (9,735)   (16,840)
                                                                            --------  ---------
Net deferred tax asset....................................................  $ 9,731   $  9,299
                                                                            ========  =========

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1995

NOTE 21 -- BUSINESS SEGMENT DATA

     In addition to its principal operations as a savings and loan institution, Westcorp conducts a significant amount of automobile lending as presented below at December 31:

                                                            1995           1994           1993
                                                         ----------     ----------     ----------
                                                                  (DOLLARS IN THOUSANDS)
Revenues:
  Automobile lending...................................  $  135,203     $  108,690     $   94,297
  Savings and loan operations..........................     191,528        118,138        137,488
Operating profit:
  Automobile lending...................................  $   62,645     $   43,251     $   41,184
  Savings and loan operations..........................      20,227          9,818          4,019
  General corporate expenses...........................     (21,301)       (20,430)       (20,830)
                                                         ----------     ----------     ----------
     Pretax income.....................................  $   61,571     $   32,639     $   24,373
                                                         ==========     ==========     ==========
Identifiable assets:
  Automobile lending...................................  $  583,588     $  542,962     $  323,140
  Savings and loan operations..........................   2,614,569      2,164,852      1,811,541
  General corporate assets.............................      24,641         34,475         37,578
                                                         ----------     ----------     ----------
     Total assets......................................  $3,222,798     $2,742,289     $2,172,259
                                                         ==========     ==========     ==========

     The automobile lending operations involve the purchase, origination, sale and servicing of automobile loans and contracts. The savings and loan operations include activities normally associated with a savings and loan including residential lending, deposit gathering and other ancillary services. The revenues for each segment are generated through lending and related activities from unaffiliated customers.

     Operating profit is revenues less interest costs, provision for loan losses and general and administrative costs. Interest expense was allocated based on the interest earning assets of each segment using Westcorp's weighted average cost of funds. Operating profit does not include general corporate expense or income taxes. Identifiable assets are those assets used in the operations of each segment.

NOTE 22 -- FINANCIAL INSTRUMENT AGREEMENTS

     Westcorp uses interest rate swaps, purchased options, floors and caps to minimize its exposure to interest rate risk. The fair value of these agreements may vary substantially with changes in interest rates. At December 31, 1995, Westcorp's portfolio of such agreements consisted of the following:

                                                          NOTIONAL      CREDIT
                                                           AMOUNT      EXPOSURE
                                                          --------     --------
                                                               (DOLLARS IN
                                                               THOUSANDS)
Interest rate swaps.....................................  $188,500     $  7,945
Interest rate caps, floors and options..................   165,000        3,847
                                                          --------      -------
                                                          $353,500     $ 11,792
                                                          ========      =======

     Notional amounts do not represent amounts exchanged by parties and, thus, are not a measure of Westcorp's exposure to loss through its use of these agreements. The amounts exchanged are determined by reference to the notional amounts and the other terms of the agreements.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1995

     Westcorp's interest rate swaps consist of agreements with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional amount and a specified index. Westcorp pays a fixed interest rate and receives a floating interest rate on all of its interest rate swaps. At December 31, 1995, the terms of Westcorp's interest rate swaps were to pay a weighted average fixed rate of 6.6% and to receive a weighted average variable rate of 5.9% maturing between 1998 and 2002 with collateral requirements ranging from 1.0% to 4.0%. Variable interest rates may change in the future.

     Westcorp purchases interest rate caps, floors and options to effectively remove lifetime interest rate caps on mortgage-backed securities, to hedge interest rate fluctuations on assets available for sale and to limit the erosion of net interest income under extreme increases in interest rates. These agreements reduce Westcorp's exposure to rising interest rates. The interest rate cap agreements have strike rates from 7.0% to 8.0% with expiration dates ranging from 1999 to 2002. The option contracts expire in March 1996 and June 1996. Westcorp purchases interest rate floors to limit the erosion of net interest income under extreme declines in interest rates. The floor agreement has a strike rate of 5.75% expiring in October 2000.

     The current credit exposure under these agreements is limited to the fair value of the agreements with a positive fair value at the reporting date. Master netting agreements are arranged or collateral is obtained through physical delivery of, or rights to, securities to minimize Westcorp's exposure to credit losses in the event of nonperformance by counter parties to financial instruments. Westcorp also minimizes its counter party risk by entering into agreements only with highly rated counter parties.

     Due to a lower than investment grade rating on its subordinated debentures, the Bank has been required to deliver securities with a market value at December 31, 1995, of approximately $8.8 million, as collateral on its interest rate swap positions.

NOTE 23 -- FAIR VALUES OF FINANCIAL INSTRUMENTS

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

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1995

     fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

          Interest rate swaps: Interest rate swaps are carried at fair value as hedges of available for sale securities. The fair value is determined by obtaining market quotes from brokers.

          Interest rate options, floors and caps: The carrying amount comprises the unamortized premiums paid for the contracts. The fair value is estimated by obtaining market quotes from brokers.

          Forward agreements: The carrying amount comprises the amount of the gain deferred on expired agreements. The fair value is estimated by obtaining market quotes from brokers.

          Savings deposits: The fair values disclosed for passbook accounts, and certain types of money market accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificate accounts to a schedule of aggregated expected monthly maturities on time deposits.

          Securities sold under agreements to repurchase: The fair value is estimated by using discounted cash flow analyses, based on Westcorp's current incremental borrowing rates for similar types of borrowing arrangements.

          Federal Home Loan Bank advances: The fair value is estimated by using discounted cash flow analyses, based on Westcorp's current incremental borrowing rates for similar types of borrowing arrangements.

          Short-term borrowings: The carrying amounts of a commercial paper line with the FHLB and a bank line of credit approximate their fair values.

          Subordinated debentures: The fair values of the subordinated debentures are estimated using discounted cash flow analyses, based on the current incremental borrowing rates for similar types of borrowing arrangements.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1995

     The estimated fair values of Westcorp's financial instruments are as follows:

                                                           1995                      1994
                                                  -----------------------   -----------------------
                                                   CARRYING       FAIR       CARRYING       FAIR
                                                   AMOUNTS       VALUE       AMOUNTS       VALUE
                                                  ----------   ----------   ----------   ----------
                                                               (DOLLARS IN THOUSANDS)
Financial assets:
  Cash and cash equivalents.....................  $   36,658   $   36,658   $   20,902   $   20,902
  Other short term investments..................     126,227      126,227      145,391      145,393
  Investment securities and mortgage-backed
     securities.................................     978,097      990,519      578,718      567,472
  Loans receivable (including held for sale)....   1,747,216    1,732,371    1,756,881    1,758,870
Financial instrument agreements held for
  purposes other than trading:
  Interest rate swaps...........................       5,633        5,633        3,186        3,186
  Interest rate options, floors and caps........       3,846        1,722        3,529        3,730
  Forward agreements............................                     (328)         959        1,566
  Fixed rate loan commitments...................     158,305      159,777          513          514
  Variable rate loan commitments................      53,137       53,945        7,969        8,067
Financial liabilities:
  Savings deposits..............................  $1,753,475   $1,765,657   $1,632,782   $1,616,048
  Securities sold under agreements to
     repurchase.................................     354,024      354,091      246,074      246,043
  Federal Home Loan Bank advances...............     192,000      192,036       89,000       88,800
  Short-term borrowings.........................     112,330      112,330      210,578      210,578
  Subordinated debentures.......................     104,360      112,479      103,851       92,810

NOTE 24 -- WESTCORP (PARENT COMPANY ONLY) FINANCIAL INFORMATION

                       STATEMENTS OF FINANCIAL CONDITION

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   1995         1994
                                                                 --------     --------
                                                                      (DOLLARS IN
                                                                      THOUSANDS)
Assets
  Cash.........................................................  $ 41,219     $ 27,778
  Investment in subsidiaries...................................   255,372      182,990
  Other........................................................     1,325        1,725
                                                                 --------     --------
                                                                 $297,916     $212,493
                                                                 ========     ========
Liabilities and shareholders' equity
  Other liabilities............................................  $    177     $    181
                                                                 --------     --------
                                                                      177          181
Shareholders' equity...........................................   297,739      212,312
                                                                 --------     --------
                                                                 $297,916     $212,493
                                                                 ========     ========

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1995

                              STATEMENTS OF INCOME

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1995        1994        1993
                                                            -------     -------     -------
                                                                (DOLLARS IN THOUSANDS)
    Income
      Interest............................................  $     9     $   127     $   774
      Dividends from subsidiaries.........................   21,500      24,600
      Other...............................................    1,128         129       1,592
                                                            -------     -------     -------
                                                             22,637      24,856       2,366
    Other expenses........................................    1,016       1,350       2,417
                                                            -------     -------     -------
    Income (loss) before income taxes and equity in net
      income of subsidiaries..............................   21,621      23,506         (51)
    Income tax expense (benefit)..........................       49        (351)         (7)
                                                            -------     -------     -------
    Income (loss) before equity in net income of
      subsidiaries........................................   21,572      23,857         (44)
    Equity in undistributed net income (loss) of
      subsidiaries........................................   11,856      (5,037)     12,918
                                                            -------     -------     -------
    NET INCOME............................................  $33,428     $18,820     $12,874
                                                            =======     =======     =======

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1995

                            STATEMENTS OF CASH FLOWS

                                                                       FOR THE YEAR ENDED
                                                                          DECEMBER 31,
                                                                  -----------------------------
                                                                    1995      1994       1993
                                                                  --------   -------   --------
                                                                     (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income......................................................  $ 33,428   $18,820   $ 12,874
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for loan losses.....................................      (104)     (475)       568
  Amortization of investment discount...........................                             10
  Amortization of goodwill......................................        84        85         85
  Gain on redemption of subordinated debentures.................                           (279)
  Writedown of investments......................................                 400        400
  Infusion of capital to subsidiary.............................    (2,000)
  Equity in undistributed net income of subsidiaries............   (11,856)    5,037    (12,918)
                                                                  ---------  -------   ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES.....................    19,552    23,867        740
INVESTMENT ACTIVITIES
Proceeds from the redemption of subordinated debentures.........                          8,509
Contributions to subsidiaries...................................                        (25,000)
Proceeds from disposition of subsidiary.........................                          1,486
Other, net......................................................       415       393        129
                                                                  ---------  -------   ---------
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES....................................................       415       393    (14,876)
FINANCING ACTIVITIES
Decrease in short-term borrowings...............................                        (11,650)
Dividends paid..................................................    (8,692)   (6,844)    (3,948)
Proceeds from sale of common stock..............................     2,166     1,219     35,491
                                                                  ---------  -------   ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES.............    (6,526)   (5,625)    19,893
                                                                  ---------  -------   ---------
  INCREASE IN CASH..............................................    13,441    18,635      5,757
Cash at beginning of year.......................................    27,778     9,143      3,386
                                                                  ---------  -------   ---------
CASH AT END OF YEAR.............................................  $ 41,219   $27,778   $  9,143
                                                                  =========  =======   =========

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1995

NOTE 25 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1995 and 1994. Certain quarterly amounts have been adjusted to conform with the year-end presentation.

                                                                    THREE MONTHS ENDED
                                                      -----------------------------------------------
                                                      MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                                      --------   -------   ------------   -----------
                                                       (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
1995
Interest income.....................................  $49,056    $54,935     $ 58,194       $59,908
Interest expense....................................   30,832     34,661       36,595        37,191
Net interest income.................................   18,224     20,274       21,599        22,717
Provision for loan losses...........................      638      4,094        3,641         3,097
Investment and mortgage-backed security gains
  (losses)..........................................      507        (21)         698           645
Income before income taxes..........................   11,334     13,679       17,358        19,200
Income taxes........................................    4,722      5,656        7,125         7,732
Income before minority interest.....................    6,612      8,023       10,233        11,468
Minority interest in earnings of subsidiaries.......                            1,160         1,748
Net income..........................................    6,612      8,023        9,073         9,720
Net income per common share.........................     0.27       0.32         0.37          0.39
1994
Interest income.....................................  $34,090    $31,543     $ 36,268       $41,738
Interest expense....................................   20,679     18,964       21,920        27,203
Net interest income.................................   13,411     12,579       14,348        14,535
Provision for loan losses...........................    4,241      2,512        3,273         3,007
Investment and mortgage-backed security gains
  (losses)..........................................                 448          313          (425)
Income before income taxes..........................    7,176      6,791        8,535        10,137
Income taxes........................................    3,248      2,692        3,552         4,327
Net income..........................................    3,928      4,099        4,983         5,810
Net income per common share.........................     0.16       0.17         0.20          0.24

                                 EXHIBIT INDEX

  EXHIBIT                                                                                PAGE
  NUMBER                                                                                NUMBER
  ------                                                                                ------
    3.1     Certificate of Incorporation*.............................................
    3.2     Bylaws*...................................................................
   10.1     Westcorp Incentive Stock Option Plan**....................................
   10.2     Westcorp Employee Stock Ownership and Salary Savings Plan*................
   10.3     Westcorp 1991 Stock Option Plan***........................................
   11.1     Statement Re Computation of Earnings Per Share............................   F-31
   21.1     Subsidiaries of Westcorp..................................................   F-32
   23.1     Consent of Independent Auditors...........................................   F-33
   27       Financial Data Schedule...................................................

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