Form 10-Q
period 1996-03-31
WESTCORP /CA/
filed 1996-05-15
CIK 813461

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from      to
                                                   ----    ----

                          COMMISSION FILE NUMBER 1-9910
                          -----------------------------

                                    WESTCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           CALIFORNIA                                            51-0308535
- -------------------------------                              -------------------
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

As of April 30, 1996, the registrant had 24,620,619 outstanding shares of common stock, $1.00 par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 30.

                            WESTCORP AND SUBSIDIARIES

                                    FORM 10-Q

                                 MARCH 31, 1996

                                TABLE OF CONTENTS

                                  -------------

                                                                              Page No.
                                                                              --------
PART I.         FINANCIAL INFORMATION

    Item 1.     Financial Statements

                Consolidated Statements of Financial Condition at
                March 31, 1996 and December 31, 1995                              3

                Consolidated Statements of Income for the
                Three Months Ended March 31, 1996 and 1995                        4

                Consolidated Statements of Cash Flows for the
                Three Months Ended March 31, 1996 and 1995                        5

                Notes to Unaudited Consolidated Financial Statements              7

    Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                              12

PART II.        OTHER INFORMATION

    Item 1.     Legal Proceedings                                                28

    Item 2.     Changes in Securities                                            28

    Item 3.     Defaults Upon Senior Securities                                  28

    Item 4.     Submission of Matters to a Vote of Security Holders              28

    Item 5.     Other Information                                                28

    Item 6.     Exhibits and Reports on Form 8-K                                 28

SIGNATURES                                                                       29

Exhibit 11      Computation of Earnings Per Share                                30

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            WESTCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                                                 MARCH 31,          DECEMBER 31,
                                                                                                   1996                 1995
                                                                                                -----------         -----------
                                                                                                  (DOLLARS IN THOUSANDS,
                                                                                                   EXCEPT SHARE AMOUNTS)
ASSETS
   Cash, interest-bearing deposits with other financial institutions and
     other short term investments                                                               $   168,739         $   162,885
   Investment securities held to maturity (fair value 1996: $1,831; 1995: $1,493)                     1,844               1,506
   Investment securities available for sale                                                         132,335             133,518
   Mortgage-backed securities held to maturity (fair value 1996: $473,497; 1995:
     $522,529)                                                                                      468,835             512,218
   Mortgage-backed securities available for sale                                                    223,876             340,334
   Loans receivable, net of allowance for loan losses (1996: $41,039;
     1995: $39,260)                                                                               1,298,468           1,339,423
   Loans held for sale                                                                              391,572             368,533
   Premises and equipment, net                                                                       71,684              70,052
   Real estate owned, net                                                                             9,644              10,044
   Accrued interest receivable                                                                       14,567              17,476
   Excess of purchase cost over net assets acquired                                                     994               1,015
   Federal Home Loan Bank stock                                                                      29,624              29,624
   Other assets                                                                                     264,336             236,170
                                                                                                -----------         -----------
                                                                                                $ 3,076,518         $ 3,222,798
                                                                                                ===========         ===========
LIABILITIES
   Savings deposits                                                                             $ 1,737,228         $ 1,753,475
   Securities sold under agreements to repurchase                                                   335,874             354,024
   Short-term borrowings                                                                              5,172             112,330
   Federal Home Loan Bank advances                                                                  180,000             192,000
   Amounts held on behalf of trustee                                                                351,362             341,693
   Unearned insurance premiums and insurance reserves                                                 3,501               5,102
   Other liabilities                                                                                 30,835              40,110
                                                                                                -----------         -----------
                                                                                                  2,643,972           2,798,734

SUBORDINATED DEBENTURES                                                                             104,496             104,360

MINORITY INTEREST                                                                                    23,763              21,965

SHAREHOLDERS' EQUITY:
     Common stock, par value $1.00 per share; authorized
       45,000,000 shares; issued and outstanding 24,601,960
       shares in 1996 and 24,563,419 shares in 1995                                                  24,602              24,563
     Paid-in capital                                                                                167,312             167,039
     Retained earnings                                                                              113,342             105,951
     Unrealized (loss) gain on securities available for sale, net of tax                               (969)                186
                                                                                                -----------         -----------
                                                                                                    304,287             297,739
                                                                                                -----------         -----------
                                                                                                $ 3,076,518         $ 3,222,798
                                                                                                ===========         ===========

See accompanying notes to unaudited consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                   ---------------------------------
                                                                       1996                 1995
                                                                   ------------         ------------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT
                                                                            SHARE AMOUNTS)
Interest income:
   Loans, including fees                                           $     41,660         $     37,085
   Mortgage-backed securities                                            14,196                8,454
   Investment securities                                                  1,795                1,635
   Other                                                                  1,430                1,882
                                                                   ------------         ------------
     TOTAL INTEREST INCOME                                               59,081               49,056

Interest expense:
   Savings deposits                                                      25,117               22,886
   Federal Home Loan Bank advances and other borrowings                   6,033                4,894
   Securities sold under agreements to repurchase                         5,074                3,052
                                                                   ------------         ------------
     TOTAL INTEREST EXPENSE                                              36,224               30,832
                                                                   ------------         ------------

       NET INTEREST INCOME                                               22,857               18,224

Provision  for loan losses                                                5,600                  638
                                                                   ------------         ------------
   NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                           17,257               17,586

Other income:
   Automobile lending                                                    36,524               17,134
   Mortgage banking                                                       4,314                1,454
   Investment and mortgage-backed securities (losses) gains              (1,974)                 507
   Insurance income                                                       4,350                  575
   Real estate operations                                                (1,560)                 523
   Rental operations                                                         90                  (58)
   Miscellaneous                                                            540                  108
                                                                   ------------         ------------
     TOTAL OTHER INCOME                                                  42,284               20,243

Other expenses:
   Salaries and employee benefits                                        23,247               14,708
   Occupancy                                                              2,594                2,307
   Insurance                                                              1,206                1,622
   Miscellaneous                                                         12,850                7,858
                                                                   ------------         ------------
     TOTAL OTHER EXPENSES                                                39,897               26,495
                                                                   ------------         ------------

     INCOME BEFORE INCOME TAXES                                          19,644               11,334
Income taxes                                                              8,074                4,722
                                                                   ------------         ------------

     INCOME BEFORE MINORITY INTEREST                                     11,570                6,612
Minority interest in earnings of subsidiaries                             1,722
                                                                   ------------         ------------

     NET INCOME                                                    $      9,848         $      6,612
                                                                   ============         ============



NET INCOME PER COMMON SHARE
   AND COMMON SHARE EQUIVALENTS                                    $       0.40         $       0.27
                                                                   ============         ============

CASH DIVIDENDS DECLARED PER COMMON SHARE
   AND COMMON SHARE EQUIVALENTS                                    $       0.10         $       0.09
                                                                   ============         ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   AND COMMON SHARE EQUIVALENTS                                      24,829,431           24,387,654
                                                                   ============         ============

- --------

See accompanying notes to unaudited consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                               ---------------------------
                                                                                  1996              1995
                                                                               ---------         ---------
                                                                                 (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $   9,848         $   6,612
Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
   Provision for losses                                                            5,600               538
   Depreciation and amortization                                                   1,993             1,849
   Amortization of deferred fees                                                     570             1,072
   Amortization of issuance costs                                                    136               124
   Decrease in interest receivable                                                 2,909               301
   Gains on nonoperating activities                                               (8,992)           (2,747)
   Decrease in interest payable                                                   (1,490)           (3,509)
   Decrease in unearned insurance                                                 (1,601)             (476)
Other, net                                                                       (19,961)            4,639
Net change in loans available for sale                                            33,582           (93,284)
                                                                               ---------         ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                               22,594           (84,881)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available for sale                                (338)
Proceeds from sales of investment securities available for sale                      449
Purchase of mortgage-backed securities available for sale                        (47,118)          (59,498)
Purchase of mortgage-backed securities held to maturity                                            (85,628)
Proceeds from the sale of mortgage-backed securities available for sale          151,601            51,806
Payments received on mortgage-backed securities                                   51,283             2,465
Net change in loans                                                              (15,318)          (28,771)
Additions to premises and equipment                                               (3,603)             (651)
Disposition of real estate owned                                                   5,638             9,611
Purchase of FHLB stock                                                                                (288)
Proceeds from sales of FHLB stock                                                                      688
Net (increase) decrease in trust receivable                                      (15,101)              254
Net increase in trustee accounts                                                   9,669            13,310
                                                                               ---------         ---------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                              137,162           (96,702)

- -------------

     See accompanying notes to unaudited consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                             ---------------------------
                                                                                1996              1995
                                                                             ---------         ---------
                                                                                (DOLLARS IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits                                          $ (16,247)        $ 124,513
(Decrease) increase in securities sold under agreements to repurchase          (18,150)           37,511
Decrease in FHLB advances, net                                                 (12,000)           (8,000)
(Decrease) increase in borrowings                                             (107,158)           17,943
Proceeds from sale of common stock                                                 312                20
Minority interest                                                                1,798
Cash dividends                                                                  (2,457)           (2,083)
                                                                             ---------         ---------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                           (153,902)          169,904
                                                                             ---------         ---------

Net increase (decrease) in cash and equivalents                                  5,854           (11,679)
Cash and equivalents at beginning of period                                    162,885           166,293
                                                                             ---------         ---------
Cash and equivalents at end of period                                        $ 168,739         $ 154,614
                                                                             =========         =========

Supplemental disclosure of cash flow information:
Cash paid for:
   Interest                                                                  $  37,714         $  34,340
   Income taxes                                                                    108                17
Supplemental disclosures of noncash transactions:

   Acquisition of real estate acquired through foreclosure                   $   4,866         $   7,614

- --------

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Westcorp's annual report on Form 10-K for the year ended December 31, 1995.

Certain amounts from the 1995 consolidated financial statement amounts have been reclassified to conform to the 1996 presentation.

                           WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B - INVESTMENT SECURITIES HELD TO MATURITY
Investment securities held to maturity were as follows:

                                                                 MARCH 31, 1996
                                                 --------------------------------------------
                                                                GROSS       GROSS
                                                 AMORTIZED   UNREALIZED  UNREALIZED     FAIR
                                                    COST        GAIN        LOSS        VALUE
                                                 ---------   ----------  ----------     -----
                                                             (DOLLARS IN THOUSANDS)
U.S. Treasury securities and
   obligations of other U.S. Government
   agencies and corporations                       $1,506                     $13       $1,493
Other                                                 338                                  338
                                                   ------        ----         ---       ------
                                                   $1,844                     $13       $1,831
                                                   ======        ====         ===       ======

                                                              DECEMBER 31, 1995
                                                 --------------------------------------------
                                                                GROSS       GROSS
                                                 AMORTIZED   UNREALIZED  UNREALIZED     FAIR
                                                    COST        GAIN        LOSS        VALUE
                                                 ---------   ----------  ----------     -----
                                                            (DOLLARS IN THOUSANDS)
U.S. Treasury securities and
   obligations of other U.S. Government
    agencies and corporations                      $1,506                     $13      $1,493
                                                   ------        ----         ---      ------
                                                   $1,506                     $13      $1,493
                                                   ======        ====         ===      ======

NOTE C - INVESTMENT SECURITIES AVAILABLE FOR SALE
Investment securities available for sale were as follows:

                                                                MARCH 31, 1996
                                                 --------------------------------------------
                                                               GROSS       GROSS
                                                 AMORTIZED   UNREALIZED  UNREALIZED     FAIR
                                                   COST         GAIN       LOSS         VALUE
                                                 ---------   ----------  ----------     -----
                                                            (DOLLARS IN THOUSANDS)
U.S. Treasury securities and
   obligations of other U.S. Government
   agencies and corporations                     $130,698         $151       $1,545   $129,304
Obligations of states and political
   subdivisions                                     3,029                        23      3,006
Other                                                  25                                   25
                                                 --------         ----       ------   --------
                                                 $133,752         $151       $1,568   $132,335
                                                 ========         ====       ======   ========

                           WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                               DECEMBER 31, 1995
                                                 --------------------------------------------
                                                               GROSS       GROSS
                                                 AMORTIZED  UNREALIZED   UNREALIZED     FAIR
                                                   COST        GAIN         LOSS        VALUE
                                                 ---------  ----------   ----------     -----
                                                             (DOLLARS IN THOUSANDS)
U.S. Treasury securities and
   obligations of other U.S. Government
   agencies and corporations                      $130,306        $265         $519    $130,052
Obligations of states and political
   subdivisions                                      3,521                       80       3,441
Other                                                   25                                   25
                                                  --------        ----         ----    --------
                                                  $133,852        $265         $599    $133,518
                                                  ========        ====         ====    ========

NOTE D - MORTGAGE-BACKED SECURITIES HELD TO MATURITY
Mortgage-backed securities held to maturity consisted of the following:

                                                          MARCH 31, 1996
                                         -----------------------------------------------
                                                      GROSS         GROSS
                                         AMORTIZED  UNREALIZED    UNREALIZED       FAIR
                                            COST       GAIN          LOSS          VALUE
                                         ---------  ----------    ----------       -----
                                                      (DOLLARS IN THOUSANDS)
GNMA certificates                        $368,385      $6,511         $2,001     $372,895
FNMA participation certificates            91,518                                  91,518
FHLMC participation certificates            8,769         152                       8,921
Other participation certificates              163                                     163
                                         --------      ------         ------     --------
                                         $468,835      $6,663         $2,001     $473,497
                                         ========      ======         ======     ========

                                                         DECEMBER 31, 1995
                                          ----------------------------------------------
                                                        GROSS        GROSS
                                          AMORTIZED  UNREALIZED   UNREALIZED       FAIR
                                            COST        GAIN         LOSS          VALUE
                                                      (DOLLARS IN THOUSANDS)
                                          ---------  ----------   ----------       -----
GNMA certificates                         $405,582      $10,943       $2,246     $414,279
FNMA participation certificates             97,352        1,460                    98,812
FHLMC participation certificates             9,120          154                     9,274
Other participation certificates               164                                    164
                                          --------      -------       ------     --------
                                          $512,218      $12,557       $2,246     $522,529
                                          ========      =======       ======     ========

                           WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E - MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE
Mortgage-backed securities available for sale were as follows:

                                                        MARCH 31, 1996
                                         -------------------------------------------
                                                      GROSS       GROSS
                                         AMORTIZED  UNREALIZED  UNREALIZED     FAIR
                                            COST       GAIN        LOSS        VALUE
                                         ---------  ----------  ----------     -----
                                                    (DOLLARS IN THOUSANDS)
GNMA certificates                        $100,042      $1,660      $2,347     $99,355
FNMA participation certificates            80,650         307         188      80,769
FHLMC participation certificates           43,489         308          45      43,752
                                         --------      ------      ------    --------
                                         $224,181      $2,275      $2,580    $223,876
                                         ========      ======      ======    ========

                                                        DECEMBER  31, 1995
                                          --------------------------------------------
                                                        GROSS       GROSS
                                          AMORTIZED  UNREALIZED   UNREALIZED     FAIR
                                            COST        GAIN         LOSS        VALUE
                                          ---------  ----------   ----------     -----
                                                      (DOLLARS IN THOUSANDS)
GNMA certificates                         $138,175       $2,017      $4,291     $135,901
FNMA participation certificates             99,859        1,485                  101,344
FHLMC participation certificates           101,639        2,121         671      103,089
                                          --------       ------      ------     --------
                                          $339,673       $5,623      $4,962     $340,334
                                          ========       ======      ======     ========

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F - NET LOANS RECEIVABLE
Net loans receivable consisted of the following:

                                           MARCH 31,           DECEMBER 31,
                                             1996                  1995
                                          -----------          ------------
                                                (DOLLARS IN THOUSANDS)
Real estate:
     Mortgage                             $ 1,391,984           $ 1,406,167
     Construction                               6,041                 8,469
                                          -----------           -----------
                                            1,398,025             1,414,636
Less:  Undisbursed loan proceeds                3,769                 4,672
                                          -----------           -----------
                                            1,394,256             1,409,964
Consumer:
     Sales contracts                          353,585               355,058
     Other                                     27,661                19,195
Less:  Unearned discounts                      44,823                38,628
                                          -----------           -----------
                                              336,423               335,625
                                          -----------           -----------
                                            1,730,679             1,745,589

Allowance for loan losses                     (41,039)              (39,260)
Net deferred loan costs                           400                 1,627
                                          -----------           -----------
                                            1,690,040             1,707,956
Less:  Loans held for sale:
     Mortgage                                 158,625               148,616
     Consumer                                 232,947               219,917
                                          -----------           -----------
                                              391,572               368,533
                                          -----------           -----------
                                          $ 1,298,468           $ 1,339,423
                                          ===========           ===========

Loans serviced by Westcorp for the benefit of others totalled approximately $5.5 billion and $5.6 billion at March 31, 1996 and December 31, 1995, respectively. These amounts are not reflected in the accompanying consolidated financial statements.

NOTE G - DIVIDENDS

On March 1, 1996 Westcorp paid a cash dividend of $0.10 per share. On May 1, 1996, Westcorp announced a cash dividend of $0.10 per share for shareholders of record as of May 15, 1996, payable May 24, 1996. In addition, Westcorp announced a 5% stock dividend for shareholders of record as of May 20, 1996, payable June 17, 1996. Fractional share interests will be paid in cash. The per share amounts for all periods presented will be restated to reflect the increased shares outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               FINANCIAL CONDITION

Total assets decreased $146 million or 4.5% to $3.1 billion at March 31, 1996 from $3.2 billion at December 31, 1995. This decrease is primarily the result of the sale of mortgage-backed securities.

LOANS

Loans (including those held for sale), net of unearned discounts and undisbursed loan proceeds, decreased $14.9 million or 0.85% since December 31, 1995. The decrease is the result of the differential between loans originated and sold as well as principal reductions during the three month period ended March 31, 1996. Westcorp has retained the servicing on almost all loans sold and receives a servicing fee therefrom. Included in the portfolio are loans held for sale of which $159 million are mortgage loans secured primarily by single family residences and $233 million which are consumer loans secured by motor vehicles.

Consumer loan originations were 50.0% higher for the three months ended March 31, 1996 compared to the same period in 1995. This increase was primarily the result of Westcorp's continued expansion of its dealer center and branch network and favorable market conditions for automobile sales. Westcorp currently conducts its consumer finance operations through 97 offices in California and 17 other states.

Real estate originations increased $256 million during the first three months of 1996 to $309 million compared with $52.5 million the same period a year ago. The increase in real estate originations is the result of a more favorable market environment in California and the acquisition of The Hammond Company, a privately held mortgage banking company. The following table sets forth the loan origination, purchase and sale activity of Westcorp for the periods indicated.

                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                  ------------------------------------------------------------------
                                              1996                                  1995
                                  ----------------------------          ----------------------------
                                   MORTGAGE           CONSUMER           MORTGAGE           CONSUMER
                                  ----------          --------          ----------          --------
                                                         (DOLLARS IN THOUSANDS)
Beginning balance                 $1,409,964          $335,625          $1,320,784          $430,708
Originations (1)                     308,799           505,736              52,468           337,366
Purchases                                 80                                   179
Sales (2)                            275,316           485,000               5,208           190,000
Principal reductions (3)              49,271            19,938              28,709            46,634
                                  ----------          --------          ----------          --------
Ending balance                    $1,394,256          $336,423          $1,339,514          $531,440
                                  ==========          ========          ==========          ========

- ------------------------------------
(1)  Includes sales contracts purchased from dealers.

(2)  Loans sold or securitized in which Westcorp generally retains servicing.

(3)  Includes scheduled payments, prepayments and chargeoffs.

The real estate loan portfolio (including those classified as held for sale) consisted of the following:

                                                   MARCH 31, 1996                          DECEMBER 31, 1995
                                          --------------------------------           --------------------------------
                                            AMOUNT                  %                  AMOUNT                  %
                                          ----------           -----------           ----------           -----------
                                                                      (DOLLARS IN THOUSANDS)
Single family residential loans:
     First trust deeds                    $  808,067                  58.1%          $  816,948                  57.9%
     Second trust deeds                      113,294                   8.1              116,132                   8.3
                                          ----------           -----------           ----------           -----------
                                             921,361                  66.2              933,080                  66.2
Multifamily residential loans                467,531                  33.5              469,951                  33.3
Construction loans                             6,041                   0.4                8,469                   0.6
Commercial loans                               3,092                   0.2                3,136                   0.2
                                          ----------           -----------           ----------           -----------
                                           1,398,025                                  1,414,636
Less:  undisbursed loan proceeds               3,769                   0.3                4,672                   0.3
                                          ----------           -----------           ----------           -----------
                                          $1,394,256                 100.0%          $1,409,964                 100.0%
                                          ==========           ===========           ==========           ===========


Westcorp's real estate portfolio consisted primarily of adjustable rate mortgage loans as shown below:

                                                  MARCH 31, 1996                    DECEMBER 31, 1995
                                          --------------------------           --------------------------
                                            AMOUNT               %               AMOUNT               %
                                          ----------           -----           ----------           -----
                                                              (DOLLARS IN THOUSANDS)
Fixed rate loans:
     Single family                        $  137,051             9.8%          $  160,699            11.4%
     Multifamily                                 393             0.1                  668             0.1
Adjustable rate loans:

     Negative amortizing                     879,368            63.0              892,295            63.3
     Without negative amortizing             377,444            27.1              356,302            25.2
                                          ----------           -----           ----------           -----
                                          $1,394,256           100.0%          $1,409,964           100.0%
                                          ==========           =====           ==========           =====

The composition of the consumer loan portfolio, all of which is fixed rate, was as follows:

                                   MARCH 31, 1996                    DECEMBER 31, 1995
                              ------------------------           ------------------------
                               AMOUNT              %              AMOUNT              %
                              --------           -----           --------           -----
                                                  (DOLLARS IN THOUSANDS)
Sales contracts, net          $308,762            91.8%          $316,430            94.3%
Other                           27,661             8.2             19,195             5.7
                              --------           -----           --------           -----
                              $336,423           100.0%          $335,625           100.0%
                              ========           =====           ========           =====

ASSET QUALITY

General

From mid-1992 through early 1994, the economy in California, where substantially all of the collateral for Westcorp's real estate loans is located, experienced severe downturns in the market values of real estate, high levels of unemployment and a continued slump in residential construction and new home sales. The problems created by this economic slump have been noticeable in both the multifamily and single family mortgage portfolios. While the economy has not fully recovered, the downward spiral appears to have stabilized.

Delinquency

The percent of loans 60 days or more delinquent increased to 1.5% at March 31, 1996 compared to 1.2% at December 31, 1995. Delinquent loans by type of loan and as a percentage of loans by type are summarized as follows at March 31, 1996 and December 31, 1995:

                                                                           MARCH 31, 1996
                                                                      NUMBER OF DAYS DELINQUENT
                                         ------------------------------------------------------------------------------------
                                                 60-89                         90 OR MORE                        TOTAL
                                         --------------------           ---------------------           ---------------------
                                         AMOUNT            %             AMOUNT            %             AMOUNT            %
                                         ------           ---           -------           ---           -------           ---
                                                                   (DOLLARS IN THOUSANDS)
Single family residential homes          $2,530           0.3%          $15,552           1.7%          $18,082           2.0%
Multifamily residential homes             2,987           0.6             3,107           0.7             6,094           1.3
Consumer                                  1,294           0.4               704           0.2             1,998           0.6
Construction                                                                107           4.1               107           4.1
                                         ------           ---           -------           ---           -------           ---
                                         $6,811           0.4%          $19,470           1.1%          $26,281           1.5%
                                         ======           ===           =======           ===           =======           ===


                                                                          DECEMBER 31, 1995
                                                                      NUMBER OF DAYS DELINQUENT
                                         ------------------------------------------------------------------------------------
                                                 60-89                         90 OR MORE                        TOTAL
                                         --------------------           ---------------------           ---------------------
                                         AMOUNT            %             AMOUNT            %             AMOUNT            %
                                         ------           ---           -------           ---           -------           ---
                                                                        (DOLLARS IN THOUSANDS)
Single family residential homes          $4,416           0.5%          $10,769           1.2%          $15,185           1.6%
Multifamily residential homes             1,215           0.3             1,693           0.4             2,908           0.6
Consumer                                  1,529           0.5               526           0.2             2,055           0.6
Construction                                                                107           1.6               107           1.6
                                         ------           ---           -------           ---           -------           ---
                                         $7,160           0.4%          $13,095           0.8%          $20,255           1.2%
                                         ======           ===           =======           ===           =======           ===

Nonperforming Assets

Total nonperforming assets ("NPA") increased $8.4 million or 28.6% to $37.6 million at March 31, 1996 compared to $29.2 million at December 31, 1995. The overall increase is primarily attributable to increased delinquency on single family loans in which property tax payments were due. At March 31, 1996, NPAs represented 1.2% of total assets compared to 0.9% at December 31, 1995.

NPAs consist of nonperforming loans ("NPL") and real estate acquired through foreclosure ("REO"). REOs are accounted for at fair value. NPLs are defined as all loans on nonaccrual which include mortgage loans 90 days or more past due or performing loans where full collection of principal and interest is not reasonably assured. NPLs include loans categorized as impaired. When a loan is designated as nonaccrual, all previous accrued interest is reversed. At March 31, 1996, interest on nonperforming loans excluded from interest income was $1.1 million compared to $0.9 million at March 31, 1995.

As a result of the adoption of SFAS No. 114, a loan is considered impaired when, based on current information and events, it is probable that Westcorp will be unable to collect all amounts due according to the contractual terms of the loan agreement. Westcorp measures impairment based on the fair value of the loan's collateral. Changes in the fair value are recorded through the allowance for loan losses. At March 31, 1996 and December 31, 1995, impaired loans were $11.6 million and $7.5 million, respectively.

Nonperforming loans consisted of the following:

                                                    MARCH 31,          DECEMBER 31,
                                                      1996                 1995
                                                    ---------          ------------
                                                        (DOLLARS IN THOUSANDS)
Loans 90 days or more past due                       $15,532             $10,950
Impaired loans                                        11,630               7,450
                                                     -------             -------
                                                     $27,162             $18,400
                                                     =======             =======

Nonperforming loans by loan type consisted of the following:

                                                   MARCH 31,           DECEMBER 31,
                                                      1996                 1995
                                                   ---------           ------------
                                                        (DOLLARS IN THOUSANDS)
Single family residential                           $14,294              $ 9,934
Multifamily 5-36 units                                5,899                5,993
Multifamily 37+ units                                 6,862                2,366
Other                                                   107                  107
                                                    -------              -------
                                                    $27,162              $18,400
                                                    =======              =======


The migration of nonperforming loans and real estate owned from December 31, 1995 to March 31, 1996 is shown below.

Nonperforming Loans

                                                        SINGLE
                                                        FAMILY          MULTIFAMILY       MULTIFAMILY
                                     TOTAL           1 - 4 UNITS       5 - 36 UNITS        37+ UNITS      CONSTRUCTION
                                    --------         -----------       ------------       -----------     ------------
                                                                   (DOLLARS IN THOUSANDS)
Balance, December 31, 1995          $ 18,400           $  9,934           $ 5,993           $ 2,366           $107
New nonperforming loans               13,995              7,890             1,597             4,508
REO                                   (3,845)            (2,413)           (1,432)
Cures and payoffs                     (1,222)              (951)             (259)              (12)
Chargeoffs                              (166)              (166)
                                    --------           --------           -------           -------           ----
Balance, March 31, 1996             $ 27,162           $ 14,294           $ 5,899           $ 6,862           $107
                                    ========           ========           =======           =======           ====


Real Estate Acquired Through Foreclosure

                                                       SINGLE
                                                       FAMILY         MULTIFAMILY         MULTIFAMILY
                                      TOTAL          1 - 4 UNITS      5 - 36 UNITS         37+ UNITS      CONSTRUCTION
                                    --------         -----------      ------------        -----------     ------------
                                                                  (DOLLARS IN THOUSANDS)
Balance, December 31, 1995          $ 10,831           $ 7,235           $ 2,913                              $ 683
New REO                                4,866             3,320             1,546
Sales                                 (4,133)           (2,495)           (1,638)
Writedowns                            (1,136)             (344)             (394)                              (398)
                                    --------           -------           -------           ---------          -----
Balance, March 31, 1996             $ 10,428           $ 7,716           $ 2,427                              $ 285
                                    ========           =======           =======           =========          =====


For nonperforming assets other than nonperforming loans, assets secured by single family residential properties was the dominant asset type consisting of $7.7 million or 74% of these assets.

Allowance For Loan And Real Estate Losses

Consistent with loan volume, loan sales, losses, nonaccrual loans and other relevant factors, Westcorp increased its allowance for loan losses to $41.0 million for March 31, 1996 compared to $39.3 million for December 31, 1995. While Westcorp's nonperforming assets are mainly single family loans, no single loan, borrower or series of such loans predominate. The provision and allowance for loan losses are indicative of loan volumes, loss trends and management's analysis of market conditions. The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio.

The following table presents summarized data relative to the allowance for loan losses.

                                                                MARCH 31,            DECEMBER 31,
                                                                  1996                   1995
                                                              ------------           ------------
                                                                      (DOLLARS IN THOUSANDS)
Total loans                                                   $  1,730,679           $  1,745,589
Allowance for loan losses                                           41,039                 39,260
Allowance for real estate losses                                       784                    784
Loans past due 60 days or more                                      26,281                 20,255
Nonperforming  loans                                                27,162                 18,400
Nonperforming assets (1)                                            37,590                 29,231
Allowance for loan losses as a percent of:
     Total loans (2)                                                   2.4%                   2.2%
     Loans past due 60 days or more                                  156.2                  193.8
     Nonperforming loans                                             151.1                  213.4
Total allowance as a percent of nonperforming assets                 111.3                  137.0
Nonperforming loans as a percent of total loans                        1.6                    1.1
Nonperforming assets as a percent of total assets                      1.2                    0.9

- ------------------------------------
(1)  Nonperforming loans and real estate owned.
(2)  Loans, net of unearned discounts and undisbursed loan proceeds.

The table below provides a historical analysis of the allowance for loan losses.

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                   ----------------------------
                                                                                    1996                 1995
                                                                                   --------            --------
                                                                                      (DOLLARS IN THOUSANDS)
Balance at beginning of period                                                     $ 39,260            $ 41,323
Chargeoffs:
     Mortgage loans                                                                    (632)               (741)
     Consumer loans                                                                  (4,694)             (2,311)
                                                                                   --------            --------
                                                                                     (5,326)             (3,052)
Recoveries:
     Mortgage loans                                                                      54                  68
     Consumer loans                                                                   1,451                 893
                                                                                   --------            --------
                                                                                      1,505                 961
                                                                                   --------            --------
Net chargeoffs                                                                       (3,821)             (2,091)
Transfers from the allowance for real estate losses                                                         800
Provision for loan losses                                                             5,600                 638
                                                                                   --------            --------
Balance at end of period                                                           $ 41,039            $ 40,670
                                                                                   ========            ========


Ratio of net chargeoffs during period to average loans outstanding during
  the period (annualized)                                                              0.77%               0.49%
                                                                                   ========            ========


Changes in the allowance for real estate losses were as follows:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                         -----------------------
                                                          1996             1995
                                                         -----            ------
                                                         (DOLLARS IN THOUSANDS)
Balance at beginning of period                           $ 784            $1,684
Provision for real estate losses                                            (100)
Chargeoffs, net
Transfers to the allowance for loan losses                                  (800)
                                                         -----            ------
Balance at end of period                                 $ 784            $  784
                                                         =====            ======

Westcorp transferred $0.8 million of allowance for real estate losses to allowance for loan losses at March 31, 1995 as part of implementing SFAS 114.

                              RESULTS OF OPERATIONS

SUMMARY

Westcorp reported net income of $9.8 million for the three months ended March 31, 1996, compared to $6.6 million for the respective period of 1995. Return on average assets was 1.11% for the three months ended March 31, 1996, compared to 1.00% for the same period of 1995. Return on average equity was 13.1% for the three months ended March 31, 1996, compared to 12.2% for the respective period of 1995. Net income was primarily affected by the following factors:

     - Net interest income increased as Westcorp increased its purchases of mortgage-backed securities and as originations of loans increased.

     - Provision for loan losses increased due to increased production in the lower end of the prime credit quality spectrum for auto contracts and the timing of auto-backed securitizations.

     - Automobile lending and Mortgage banking income increased as overall servicing portfolios increased.

     - Other expenses increased as a result of continued expansion into other states and expansion of servicing portfolios.

NET INTEREST INCOME

Net interest income for the three months ended March 31, 1996 was $22.9 million. For the same period of 1995, net interest income totalled $18.2 million.

Overall interest rate spread increased 10 basis points for the three months ended March 31, 1996, compared to the same period of 1995 due to an increase of 29 basis points in the yield on interest earning assets while the cost of funds only increased 19 basis points.

The increase in yield on interest earning assets for the three months ended March 31, 1996, compared to the same period of 1995 was affected by an 86 basis point increase in the mortgage loan portfolio, which is due to increased originations of loans with higher yields. Additionally, the yield on mortgage loans is offset by decreases in the yield on consumer loans of 25 basis points.

The increase in the cost of funds was affected by a 115 basis point increase in public debt offerings and a 121 basis point decrease in FHLB advances and other borrowings for the three months ended March 31, 1996 compared to the same period of 1995.

Interest rates earned and paid for the three months ended March 31, 1996 and 1995 are summarized as follows:

                                                       FOR THE THREE MONTHS ENDED
                                                                MARCH 31,
                                                       --------------------------
                                                         1996              1995
                                                        ------            ------
                                                        YIELD/            YIELD/
                                                        RATE              RATE
                                                        -----             -----
Interest earning assets:

     Investment securities (1)                           5.46%             5.56%
     Mortgage-backed securities (1)                      7.03              6.91

     Loans:
         Consumer (2)                                   14.80             15.05
         Mortgage                                        7.78              6.92
     Other                                               5.23              5.83
                                                        -----             -----
Total interest earning assets                            8.34              8.05

Interest bearing liabilities:
     Savings deposits                                    5.76              5.48
     Public debt offerings                               8.49              7.34
     Repurchase agreements                               5.19              5.11
     FHLB advances and other
         borrowings                                      6.24              7.45
                                                        -----             -----
Total interest bearing liabilities                       5.87              5.68

Interest rate spread                                     2.47%             2.37%
                                                        =====             =====

Net yield on average interest
     earning assets                                      3.20%             3.15%
                                                        =====             =====

- --------
(1)  Includes both securities available for sale and held to maturity

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

Westcorp originates both adjustable-rate mortgages ("ARM") and fixed-rate mortgages. To minimize the interest rate risk associated with its real estate loan portfolio, Westcorp generally retains the ARMs in its own loan portfolio and sells its fixed-rate loans in the secondary market with servicing rights retained. Westcorp has also purchased mortgage servicing rights which act as a potential hedge against rising interest rates. During the first three months of 1996, Westcorp purchased rights to service $508 million of single family residential mortgage loans for $5.8 million. At March 31, 1996, Westcorp serviced $3.4 billion in mortgage real estate loans for others. ARMs and adjustable-rate mortgage-backed securities ("MBS") amounted to 71% of the total mortgage loans and MBS held by Westcorp at March 31, 1996. Interest rates generally adjust on a monthly, semiannual or annual basis with 96% of Westcorp's adjustable products adjusting monthly.

Westcorp also originates fixed-rate consumer loans. To minimize interest rate risk associated with its consumer loan portfolio, Westcorp has sold 96% of its consumer loan production in securitization transactions in which it has retained the servicing rights. The interest rate passed through to the purchasers of those consumer loans is fixed, which provides off balance sheet match funding for the majority of Westcorp's consumer loans. At March 31, 1996, Westcorp serviced $2.1 billion in consumer loans for others.

Approximately 22% of Westcorp's other borrowed funds at March 31, 1996 had fixed rates and maturities greater than one year. Subordinated debentures, which represent 76% of this total, are redeemable in four years and mature in seven years.

Westcorp has entered into or committed to interest rate caps and call options as hedges against market value changes in designated portions of its MBS portfolio. At March 31, 1996, caps with a notional amount of $100 million and options totalling $26.0 million were outstanding. The cap agreement has a strike rate of 8.0% and expires in September, 1999. The call option has a strike price of 116 and expires in June, 1996. Westcorp uses only highly rated counterparties and further reduces its risk by avoiding any material concentration with a single counterparty. Credit exposure is limited to those agreements with a positive fair value and only to the extent of that fair value.

The sensitivity of earnings to interest rate changes may be measured by the difference, or gap, between the amount of assets and liabilities scheduled to reprice, based on certain assumptions, within the same period expressed as a percentage of interest-earning assets. Conceptually, the lower the amount of this gap, the less sensitive earnings are to interest rate changes. A positive gap means an excess of assets over liabilities repricing during the same period. However, this method of measuring interest rate sensitivity does not take into account the differing repricing characteristics of various types of assets and liabilities. Thus, certain assets and liabilities that have similar maturities or periods to reprice may react in different ways to changes in market interest rates. For instance, Westcorp's ARMs are mainly tied to the Eleventh District Cost of Funds which typically lags the market, and also generally have restrictions on the maximum amounts of periodic and/or total changes in interest rates and payments. On the other hand, maturing borrowings have no such restrictions and may reprice at current market rates.

The following table illustrates the projected interest rate maturities, based upon certain assumptions, regarding the major asset and liability categories of Westcorp at March 31, 1996. The interest rate sensitivity of Westcorp's assets and liabilities illustrated in the following table could vary substantially if different assumptions were used or actual experience differs from the assumptions set forth.

                       INTEREST RATE SENSITIVITY ANALYSIS
                                AT MARCH 31, 1996

                                          WITHIN          3 MONTHS       1 YEAR TO     3 YEARS TO      AFTER 5
                                         3 MONTHS        TO 1 YEAR        3 YEARS        5 YEARS        YEARS            TOTAL
                                        ----------      -----------      ---------      --------      ---------       ----------
                                                                            (DOLLARS IN THOUSANDS)
Interest earning assets:
Investment securities                                   $    25,223       $108,956                                    $  134,179
Other investments                       $  180,201              500                                                      180,701
Mortgage-backed  securities                180,699           20,488        124,222      $111,697      $ 255,605          692,711
Consumer loans (1)                          11,257           48,375        254,349        20,865          1,577          336,423
Mortgage loans:
     Adjustable rate (2)                   981,441          229,151         42,169         1,779                       1,254,540
     Fixed rate (2)                          6,054           16,143         38,355        25,492         51,400          137,444
     Construction (2)                        2,272                                                                         2,272
                                        ----------      -----------       --------      --------      ---------       ----------

Total interest earning assets            1,361,924          339,880        568,051       159,833        308,582        2,738,270

Interest bearing liabilities:
Savings deposits:
     Passbook/statement accounts(3)          3,393            9,118         18,046        11,578         20,761           62,896
     Money market deposit
       accounts (3)                             28               75            149            95            170              517
     Certificate accounts (4)              208,239        1,171,701        260,660        33,209              6        1,673,815
FHLB advances (4)                            4,000          143,000         26,500                        6,500          180,000
Other borrowings (4)                       340,545              491             10                      104,496          445,542
                                        ----------      -----------       --------      --------      ---------       ----------

Total interest bearing liabilities         556,205        1,324,385        305,365        44,882        131,933        2,362,770
                                        ----------      -----------       --------      --------      ---------       ----------
Excess interest earning assets
     (liabilities)                         805,719         (984,505)       262,686       114,951        176,649          375,500
Effect of hedging activities                50,000                                                      (50,000)
                                        ----------      -----------       --------      --------      ---------       ----------
Hedged excess                           $  855,719      $  (984,505)      $262,686      $114,951      $ 126,649       $  375,500
                                        ==========      ===========       ========      ========      =========       ==========
Cumulative excess                       $  855,719      $  (128,786)      $133,900      $248,851      $ 375,500       $  375,500
                                        ==========      ===========       ========      ========      =========       ==========
Cumulative excess as a percentage
     of total assets                         31.25%           (4.70)%         4.89%         9.09%         13.71%           13.71%

- ------------------------------------
(1) Based on contractual maturities adjusted by Westcorp's historical prepayment rate.
(2)  Based on interest rate repricing adjusted for projected prepayments.
(3)  Based on assumptions established by the Office of Thrift Supervision
     ("OTS").
(4)  Based on contractual maturity.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended March 31, 1996 was $5.6 million compared to $0.6 million during the comparable period of 1995. The increase in the provision for credit losses is attributable to two factors. Westcorp has expanded aggressively into other states and increased its production in the lower end of the prime credit quality spectrum resulting in an increase in chargeoffs for on-balance sheet contracts to 3.63% for the three months ended March 31, 1996 from 1.56% for the same period in 1995. Additionally, at the end of the first quarter of 1995, Westcorp had committed to sell $190 million of contracts. Since the loans had already been committed for sale, Westcorp did not set aside reserves for this portfolio.

OTHER INCOME

Total other income for the three months ended March 31, 1996 was $42.3 million compared to $20.2 million during the comparable period of 1995. Other income is generated from automobile lending activities, mortgage banking activities, and other ancillary sources.

Automobile Lending

Westcorp originates and sells automobile sales contracts in the secondary market with servicing rights retained. Income from automobile lending includes gain from the sale of loans, loan servicing income net of amortization of capitalized servicing and other related income such as document fees and late charges. For the three months ended March 31, 1996, automobile lending generated income was $36.5 million compared to $17.1 million for the same period of 1995.

During the three months ended March 31, 1996, net gain on automobile loan sales totalled $12.9 million compared to a gain from loan sales of $1.1 million for the three months ended March 31, 1995. The higher gain on sales during 1996 is a result of wider locked-in gross interest spread of 946 basis points for the securitization in the first quarter of 1996 compared to 753 basis points for the securitization in the first quarter of 1995, as well as a 149% increase in the amounts of auto contracts securitized. Contracts sold during the first three months of 1996 totalled $485 million compared to $190 million during the same period of 1995.

Net loan servicing income totalled $16.5 million for the three months ended March 31, 1996, compared to $11.2 million for the comparable period of 1995 as the servicing portfolio increased. Westcorp serviced $2.1 billion of automobile loans for others at March 31, 1996 compared to $1.2 billion at March 31, 1995.

Automobile lending income for the three months ended March 31, 1996 and 1995 is summarized as follows:

                                                          FOR THE THREE MONTHS
                                                             ENDED MARCH 31,
                                                         -----------------------
                                                          1996            1995
                                                         -------         -------
                                                         (DOLLARS IN THOUSANDS)
Gains from sale of sales contracts                       $12,890         $ 1,126
Loan servicing income                                     16,513          11,197
Other fee income                                           7,121           4,811
                                                         -------         -------
                                                         $36,524         $17,134
                                                         =======         =======

Mortgage Banking

Westcorp originates mortgage loans for sale in the secondary market. Mortgage banking operations include gains and losses on the sale of loans, loan servicing income net of amortization of capitalized servicing and other income which is primarily late charges. During the three months ended March 31, 1996, mortgage banking generated income of $4.3 million compared to $1.5 million for the comparable period of 1995.

Gains on sale of mortgage loans for the three months ended March 31, 1996 totalled $2.2 million compared to losses from sale of mortgage loans of $0.1 million during the comparable period of 1995. The increase in gain on sale of mortgage loans is due primarily to the acquisition of The Hammond Company, whose loans generate greater servicing values and greater loan values from its home builders retail base. Loans sold during the first three months of 1996 totalled $275 million compared to $5.2 million for the same period of 1995. Mortgage loans held for sale increased from $149 million at December 31, 1995 to $159 million at March 31, 1996.

Net loan servicing income was $1.4 million for the three months ended March 31, 1996 compared to $1.3 million for the comparable period of 1995 as a result of a larger servicing portfolio. At March 31, 1996, Westcorp serviced $3.4 billion of mortgage loans for others compared to $1.7 billion at March 31, 1995.

Mortgage banking income for the three months ended March 31, 1996 and 1995 is summarized as follows:

                                                           FOR THE THREE MONTHS
                                                              ENDED MARCH 31,
                                                          ---------------------
                                                           1996          1995
                                                          -------       -------
                                                          (DOLLARS IN THOUSANDS)
Net gains (losses) from sale of mortgage loans             $2,235       $   (90)
Loan servicing income                                       1,417         1,280
Other                                                         662           264
                                                           ------       -------
                                                           $4,314       $ 1,454
                                                           ======       =======

Miscellaneous

Other sources of income include insurance income and real estate operations. Insurance income is generated primarily from commissions earned on the sale of loan-related insurance products as well as insurance-related investment products. Insurance income for the three months ended March 31, 1996 totalled $4.4 million compared to $0.6 million for the same period in 1995. The increase in insurance income for the period ended March 31, 1996 as compared to March 31, 1995 is the result of the increase in the amount of contracts outstanding, as a substantial part of such income is with respect to collateral protection insurance purchased in connection with loans made or purchased by the Company, and as a result of the settlement of certain litigation (discussed in further detail below in Part II, Item 1. Legal Proceedings).

Real estate operations include the ongoing costs of operation and disposition associated with Westcorp's REO. Real estate operations had a loss of $1.6 million in the three months ended March 31, 1996 compared to earnings of $0.5 million for the same period in 1995.

OTHER EXPENSES

Other expenses consist of compensation and benefits, occupancy expense, insurance and other operating expenses. Other expenses increased to $39.9 million for the three months ended March 31, 1996 compared to $26.5 million for the same period in 1995. The increase is primarily in compensation and benefits and is a function of increased loan servicing portfolios and expansion of operations into additional states. The ratio of annualized operating expense to average serviced loans was 2.28% for the three months ended March 31, 1996 compared to 2.24% for the three months ended March 31, 1995.

INCOME TAXES

The effective tax rates for the three months ended March 31, 1996 and 1995 were 41.1% and 41.7%, respectively.

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

During the first three months of 1996, Westcorp purchased $47.1 million of MBS to more profitably employ its excess capital and enhance interest spreads. These securities have been segregated, on an individual security basis, into the available for sale portfolio and the held to maturity portfolio in the financial statements in accordance with management's intent and ability to hold to maturity. These purchases included both fixed and adjustable rate MBS.

Westcorp's wholly-owned subsidiary, Western Financial Savings Bank, F.S.B. ("the Bank") is a federally chartered savings bank. As such, it is subject to certain minimum capital requirements. The Federal Deposit Insurance Corporation Improvement Act of 1991 separates all financial institutions into one of five capital categories: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". In order to be considered "well capitalized", an institution must have a total risk-based capital ratio of 10% or greater, a Tier 1 (i.e., core) risk-based capital ratio of 6% or greater, a leverage ratio (i.e., core) of 5% or greater and not be subject to any OTS order or directive to meet and maintain a specific capital level for any capital measure. At March 31, 1996 the Bank had a total risk-based capital ratio of 11.05%, a Tier 1 risk-based capital ratio of 7.93% and a leverage ratio of 8.31%. The Bank currently meets all the requirements of a "well capitalized" institution. Its regulatory capital position at March 31, 1996 was as follows:

                                   TANGIBLE                         CORE                         RISK-BASED
                                   CAPITAL                         CAPITAL                         CAPITAL
                           ---------------------           ---------------------           ---------------------
                            AMOUNT         RATIO            AMOUNT         RATIO            AMOUNT         RATIO
                           --------        -----           --------        -----           --------        -----
                                                           (DOLLARS IN THOUSANDS)
Regulatory capital         $256,853         8.38%(1)       $256,853         8.38%(1)       $357,996        11.05%(2)
Minimum OTS capital
     requirement             45,997         1.50             91,993         3.00            259,169         8.00
                           --------        -----           --------        -----           --------        -----
Excess capital             $210,856         6.88%          $164,860         5.38%          $ 98,827         3.05%
                           ========        =====           ========        =====           ========        =====

- ------------------------------------

(1)  As a percentage of total adjusted assets.

(2)  As a percentage of risk-weighted assets.

As a member of the Federal Home Loan Bank System, the Bank is required to maintain a specified ratio of cash, short-term United States government and other qualifying securities to net withdrawable accounts and borrowings payable in a year or less. The required liquidity ratio is currently 5%. The Bank has maintained liquidity in excess of the required amount in 1996.

                           PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

               On March 29, 1996, the court issued its order approving settlement and its final judgement for the class action lawsuit, relating to Westcorp's collateral protection insurance program and the court found that the settlement was fair, reasonable and adequate. There were no modifications from the preliminary approval order dated December 22, 1995. The court retains jurisdiction over the settlement administration.

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

               None

ITEM 5.        OTHER INFORMATION

               None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

     (a)       EXHIBITS

               Exhibit 11 Computation of Earnings Per Share

               Exhibit 27 Financial Data Schedule

     (b)       REPORTS ON FORM 8-K

               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WESTCORP
- --------------------------------------------------------------------------------
                                  (Registrant)

Date: May 13, 1996               By:/s/JOY SCHAEFER
      ---------------               --------------------------------------------
                                    Joy Schaefer
                                    Senior Executive Vice President and
                                    Chief Operating Officer



Date: May 13, 1996               By:/s/LEE A. WHATCOTT
      ---------------               --------------------------------------------
                                    Lee A. Whatcott
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)