Form 10-Q
period 1996-06-30
WESTCORP /CA/
filed 1996-08-14
CIK 813461

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from                to
                                              --------------     -------------

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
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  x    No
                                       ---      ---

As of July 31, 1996, the registrant had 25,978,025 outstanding shares of common stock, $1.00 par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 29.

                            WESTCORP AND SUBSIDIARIES

                                    FORM 10-Q

                                  JUNE 30, 1996

                                TABLE OF CONTENTS

                                -----------------



                                                                      Page No.
                                                                      --------

PART I.      FINANCIAL INFORMATION

 Item 1.     Financial Statements

             Consolidated Statements of Financial Condition at
             June 30, 1996 and December 31, 1995                         3

             Consolidated Statements of Income for the
             Three and Six Months Ended June 30, 1996 and 1995           4

             Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 1996 and 1995                     5

             Notes to Unaudited Consolidated Financial Statements        7

 Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        12

PART II.     OTHER INFORMATION

  Item 1.    Legal Proceedings                                          27

  Item 2.    Changes in Securities                                      27

  Item 3.    Defaults Upon Senior Securities                            27

  Item 4.    Submission of Matters to a Vote of Security Holders        27

  Item 5.    Other Information                                          27

  Item 6.    Exhibits and Reports on Form 8-K                           27

SIGNATURES                                                              28

Exhibit 11    Computation of Earnings Per Share                         29

Exhibit 27    Financial Data Schedule

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                          ITEM 1. FINANCIAL STATEMENTS

                            WESTCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                                                          JUNE 30,          DECEMBER 31,
                                                                                            1996                1995
                                                                                         -----------        ------------
                                                                                             (DOLLARS IN THOUSANDS)
ASSETS
   Cash, interest-bearing deposits with other financial institutions and
     other short-term investments                                                        $   156,809         $   162,885
   Investment securities held to maturity (fair value 1996: $2,227; 1995: $1,493)              2,263               1,506
   Investment securities available for sale                                                  142,766             133,518
   Mortgage-backed securities held to maturity (fair value 1996: $460,200; 1995:
     $522,529)                                                                               460,673             512,218
   Mortgage-backed securities available for sale                                             224,978             340,334
   Loans receivable, net of allowance for loan losses (1996: $42,066;
     1995: $39,260)                                                                        1,235,746           1,339,423
   Loans held for sale                                                                       359,708             368,533
   Premises and equipment, net                                                                74,329              70,052
   Real estate owned, net                                                                      9,959              10,044
   Accrued interest receivable                                                                14,996              17,476
   Excess of purchase cost over net assets acquired                                              972               1,015
   Federal Home Loan Bank stock                                                               29,024              29,624
   Other assets                                                                              315,025             236,309
                                                                                         -----------         -----------
                                                                                         $ 3,027,248         $ 3,222,937
                                                                                         ===========         ===========
LIABILITIES
   Deposits                                                                              $ 1,789,556         $ 1,753,475
   Securities sold under agreements to repurchase                                            145,901             354,024
   Short-term borrowings                                                                      60,445             112,330
   Federal Home Loan Bank advances                                                           176,000             192,000
   Amounts held on behalf of trustee                                                         367,068             341,693
   Unearned insurance premiums and insurance reserves                                          1,422               5,102
   Other liabilities                                                                          44,969              40,249
                                                                                         -----------         -----------
                                                                                           2,585,361           2,798,873

SUBORDINATED DEBENTURES                                                                      104,632             104,360

MINORITY INTEREST                                                                             24,419              21,965

SHAREHOLDERS' EQUITY:
     Common stock, par value $1.00 per share; authorized
       45,000,000 shares; issued and outstanding 25,977,094
       shares in 1996 and 24,563,419 shares in 1995                                           25,977              24,563
     Paid-in capital                                                                         190,213             167,039
     Retained earnings                                                                        99,034             105,951
     Unrealized gain (loss) on securities available for sale, net of tax                      (2,388)                186
                                                                                         -----------         -----------
                                                                                             312,836             297,739
                                                                                         -----------         -----------
                                                                                         $ 3,027,248         $ 3,222,937
                                                                                         ===========         ===========

- --------

     See accompanying notes to unaudited consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                     JUNE 30,                               JUNE 30,
                                                          -------------------------------       -------------------------------
                                                              1996               1995              1996                1995
                                                          ------------       ------------       ------------       ------------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Interest income:
   Loans, including fees                                  $     42,917       $     40,128       $     84,576       $     77,213
   Mortgage-backed securities                                   12,411             11,794             26,606             20,249
   Investment securities                                         1,829              1,644              3,623              3,278
   Other                                                         1,690              1,369              3,122              3,251
                                                          ------------       ------------       ------------       ------------
     TOTAL INTEREST INCOME                                      58,847             54,935            117,927            103,991

Interest expense:
   Deposits                                                     24,579             25,737             49,696             48,623
   Federal Home Loan Bank advances and other borrowings          5,155              4,423             11,188              9,317
   Securities sold under agreements to repurchase                2,900              4,501              7,974              7,553
                                                          ------------       ------------       ------------       ------------
     TOTAL INTEREST EXPENSE                                     32,634             34,661             68,858             65,493
                                                          ------------       ------------       ------------       ------------

       NET INTEREST INCOME                                      26,213             20,274             49,069             38,498

Provision  for loan losses                                       1,454              4,094              7,053              4,732
                                                          ------------       ------------       ------------       ------------
   NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                  24,759             16,180             42,016             33,766

Other  income:
   Automobile lending                                           36,140             21,058             72,665             38,192
   Mortgage banking                                              5,427                578              9,741              2,032
   Investment and mortgage-backed securities gains
     (losses)                                                       90                (21)            (1,883)               486
   Insurance income                                              1,336              1,833              5,686              2,409
   Real estate operations                                          209                145             (1,351)               668
   Rental operations                                              (174)              (100)               (84)              (158)
   Miscellaneous                                                   459                163                997                269
                                                          ------------       ------------       ------------       ------------
     TOTAL OTHER INCOME                                         43,487             23,656             85,771             43,898

Other expenses:
   Salaries and employee benefits                               28,084             14,619             51,331             29,326
   Occupancy                                                     2,623              1,692              5,217              3,325
   Insurance                                                     1,193              1,336              2,399              2,957
   Miscellaneous                                                14,688              8,510             27,539             17,044
                                                          ------------       ------------       ------------       ------------
     TOTAL OTHER EXPENSES                                       46,588             26,157             86,486             52,652
                                                          ------------       ------------       ------------       ------------


     INCOME BEFORE INCOME TAXES                                 21,658             13,679             41,301             25,012
Income taxes                                                     9,090              5,656             17,163             10,378
                                                          ------------       ------------       ------------       ------------

     INCOME BEFORE MINORITY INTEREST                            12,568              8,023             24,138             14,634
Minority interest in earnings of subsidiaries                    1,894                                 3,616
                                                          ------------       ------------       ------------       ------------

     NET INCOME                                           $     10,674       $      8,023       $     20,522       $     14,634
                                                          ============       ============       ============       ============

NET INCOME PER COMMON SHARE
   AND COMMON SHARE EQUIVALENTS                           $       0.41       $       0.31       $       0.79       $       0.57
                                                          ============       ============       ============       ============

CASH DIVIDENDS DECLARED PER COMMON SHARE
   AND COMMON SHARE EQUIVALENTS                           $       0.10       $       0.09       $       0.20       $       0.18
                                                          ============       ============       ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   AND COMMON SHARE EQUIVALENTS                             26,196,613         25,927,218         26,135,111         25,850,078
                                                          ============       ============       ============       ============

- --------

     See accompanying notes to unaudited consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                      -------------------------
                                                                                        1996            1995
                                                                                      ---------       ---------
                                                                                        (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                            $  20,522       $  14,634
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Provision for losses                                                                 7,053           4,732
     Depreciation and amortization                                                        4,246           3,654
     Amortization of deferred fees                                                          581           1,587
     Amortization of bond issuance costs and discount                                       272             249
     Decrease (increase) in accrued interest receivable                                   2,480          (2,165)
     Loss (gain) on sale of investment securities and mortgage-backed securities          1,971          (1,671)
     Gain on sale of loans                                                              (15,829)         (6,016)
     Gain on sale of REO loans                                                           (1,147)         (2,450)
     Decrease in interest payable                                                        (1,132)         (1,133)
     Decrease in unearned insurance                                                      (3,680)         (1,334)
Net change in loans receivable                                                          105,710         (48,580)
Net change in loans held for sale                                                         7,004          77,276
Other, net                                                                              (31,007)        (31,083)
                                                                                      ---------       ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                97,044           7,700

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities held to maturity                                         (757)
Purchase of investment securities available for sale                                    (23,912)
Proceeds from sale of investment securities available for sale                              449
Proceeds from maturities of investment securities available for sale                     13,000
Purchase of mortgage-backed securities held to maturity                                     (42)       (137,321)
Purchase of mortgage-backed securities available for sale                               (76,145)       (167,905)
Proceeds from the sale of mortgage-backed securities available for sale                 171,578          98,500
Payments received on mortgage-backed securities                                          65,208           7,230
Additions to premises and equipment                                                      (8,480)         (2,604)
Disposition of real estate owned                                                         10,054          17,605
Purchase of FHLB stock                                                                     (732)           (557)
Proceeds from sale of FHLB stock                                                          1,332           1,207
Net increase in trust receivable                                                        (38,541)         (8,460)
Net increase in trustee accounts                                                         25,375          61,108
                                                                                      ---------       ---------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                     138,387        (131,197)

- --------

     See accompanying notes to unaudited consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                           -------------------------
                                                                              1996            1995
                                                                           ---------       ---------
                                                                             (DOLLARS IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                                   $  36,081       $ 138,163
(Decrease) increase in securities sold under agreements to repurchase       (208,123)         63,006
Decrease in FHLB advances, net                                               (16,000)        (13,000)
Decrease in short-term borrowings                                            (51,885)        (58,814)
Proceeds from issuance of common stock                                           891           1,496
Minority interest                                                              2,454
Cash dividends                                                                (4,925)         (4,280)
                                                                           ---------       ---------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                         (241,507)        126,571
                                                                           ---------       ---------

Net (decrease) increase in cash and equivalents                               (6,076)          3,074
Cash and equivalents at beginning of period                                  162,885         166,293
                                                                           ---------       ---------
Cash and equivalents at end of period                                      $ 156,809       $ 169,367
                                                                           =========       =========

Supplemental disclosure of cash flow information:
Cash paid for:
   Interest                                                                $  69,989       $  66,626
   Income taxes                                                               16,713           6,212
Supplemental disclosures of noncash transactions:
   Acquisition of real estate acquired through foreclosure                 $  11,647       $  13,412

- --------

     See accompanying notes to unaudited consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION
- ------------------------------

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Westcorp's annual report on Form 10-K for the year ended December 31, 1995.

Certain amounts from the 1995 consolidated financial statement have been reclassified to conform to the 1996 presentation.

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B - INVESTMENT SECURITIES HELD TO MATURITY
- -----------------------------------------------

Investment securities held to maturity were as follows:


                                                                   JUNE 30, 1996
                                               -----------------------------------------------------
                                                               GROSS         GROSS
                                               AMORTIZED     UNREALIZED    UNREALIZED        FAIR
                                                 COST           GAIN          LOSS           VALUE
                                               ---------     ----------    ----------       --------
                                                               (DOLLARS IN THOUSANDS)
U.S. Treasury securities and
   obligations of other U.S. Government
   agencies and corporations                   $  1,506                     $    36         $  1,470
Other                                               757                                          757
                                               --------        -----        --------        --------
                                               $  2,263                     $    36         $  2,227
                                               ========        =====        ========        ========



                                                                DECEMBER 31, 1995
                                               -----------------------------------------------------
                                                               GROSS         GROSS
                                               AMORTIZED     UNREALIZED    UNREALIZED        FAIR
                                                 COST           GAIN          LOSS           VALUE
                                               ---------     ----------    ----------       --------
                                                               (DOLLARS IN THOUSANDS)
U.S. Treasury securities and
   obligations of other U.S. Government
   agencies and corporations                   $  1,506                     $     13        $  1,493
                                               --------        -----        --------        --------
                                               $  1,506                     $     13        $  1,493
                                               ========        =====        ========        ========


NOTE C - INVESTMENT SECURITIES AVAILABLE FOR SALE
- -------------------------------------------------

Investment securities available for sale were as follows:


                                                                   JUNE 30, 1996
                                               -----------------------------------------------------
                                                               GROSS         GROSS
                                               AMORTIZED     UNREALIZED    UNREALIZED        FAIR
                                                 COST           GAIN          LOSS           VALUE
                                               ---------     ----------    ----------       --------
                                                               (DOLLARS IN THOUSANDS)
U.S. Treasury securities and
   obligations of other U.S. Government
   agencies and corporations                   $142,004        $ 116        $  2,277        $139,843
Obligations of states and political
   subdivisions                                   3,029                          131           2,898
Other                                                25                                           25
                                               --------        -----        --------        --------
                                               $145,058        $ 116        $  2,408        $142,766
                                               ========        =====        ========        ========

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                          DECEMBER 31, 1995
                                        ------------------------------------------------------
                                                         GROSS          GROSS
                                        AMORTIZED      UNREALIZED     UNREALIZED        FAIR
                                          COST            GAIN           LOSS          VALUE
                                        ---------      ----------     ----------      --------
                                                        (DOLLARS IN THOUSANDS)
U.S. Treasury securities and
 obligations of other U.S.Government
 agencies and corporations              $130,306        $    265        $  519        $130,052
Obligations of states and political
   subdivisions                            3,521                            80           3,441
Other                                         25                                            25
                                        --------        --------        ------        --------
                                        $133,852        $    265        $  599        $133,518
                                        ========        ========        ======        ========


NOTE D - MORTGAGE-BACKED SECURITIES HELD TO MATURITY
- ----------------------------------------------------

Mortgage-backed securities held to maturity consisted of the following:


                                                            JUNE 30, 1996
                                        ------------------------------------------------------
                                                         GROSS          GROSS
                                        AMORTIZED      UNREALIZED     UNREALIZED        FAIR
                                          COST            GAIN           LOSS          VALUE
                                        ---------      ----------     ----------      --------
                                                        (DOLLARS IN THOUSANDS)

GNMA certificates                       $363,341        $    739        $1,790        $362,290
FNMA participation certificates           88,914             445                        89,359
FHLMC participation certificates           8,255             133                         8,388
Other participation certificates             163                                           163
                                        --------        --------        ------        --------
                                        $460,673        $  1,317        $1,790        $460,200
                                        ========        ========        ======        ========



                                                           DECEMBER 31, 1995
                                        ------------------------------------------------------
                                                         GROSS          GROSS
                                        AMORTIZED      UNREALIZED     UNREALIZED        FAIR
                                          COST            GAIN           LOSS          VALUE
                                        ---------      ----------     ----------      --------
                                                        (DOLLARS IN THOUSANDS)

GNMA certificates                       $405,582        $ 10,943        $2,246        $414,279
FNMA participation certificates           97,352           1,460                        98,812
FHLMC participation certificates           9,120             154                         9,274
Other participation certificates             164                                           164
                                        --------        --------        ------        --------
                                        $512,218        $ 12,557        $2,246        $522,529
                                        ========        ========        ======        ========

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E - MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE
- ------------------------------------------------------

Mortgage-backed securities available for sale were as follows:

                                                             JUNE 30, 1996
                                        --------------------------------------------------------
                                                         GROSS           GROSS
                                       AMORTIZED       UNREALIZED      UNREALIZED         FAIR
                                          COST            GAIN            LOSS            VALUE
                                        --------        --------        --------        --------
                                                         (DOLLARS IN THOUSANDS)

GNMA certificates                       $126,703        $  2,972        $  3,791        $125,884
FNMA participation certificates           78,956              12           1,303          77,665
FHLMC participation certificates          21,391             122              84          21,429
                                        --------        --------        --------        --------
                                        $227,050        $  3,106        $  5,178        $224,978
                                        ========        ========        ========        ========

                                                           DECEMBER 31, 1995
                                        --------------------------------------------------------
                                                         GROSS           GROSS
                                       AMORTIZED       UNREALIZED      UNREALIZED         FAIR
                                          COST            GAIN            LOSS            VALUE
                                        --------        --------        --------        --------
                                                         (DOLLARS IN THOUSANDS)
GNMA certificates                       $138,175        $  2,017        $  4,291        $135,901
FNMA participation certificates           99,859           1,485                         101,344
FHLMC participation certificates         101,639           2,121             671         103,089
                                        --------        --------        --------        --------
                                        $339,673        $  5,623        $  4,962        $340,334
                                        ========        ========        ========        ========

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F - NET LOANS RECEIVABLE
- -----------------------------

Net loans receivable consisted of the following:


                                                      JUNE 30,            DECEMBER 31,
                                                       1996                   1995
                                                    -----------           ------------
                                                          (DOLLARS IN THOUSANDS)
Real estate:
   Mortgage                                         $ 1,326,371            $ 1,406,167
   Construction                                           8,875                  8,469
                                                    -----------            -----------
                                                      1,335,246              1,414,636
Less:  Undisbursed loan proceeds                          5,877                  4,672
                                                    -----------            -----------
                                                      1,329,369              1,409,964
Consumer:
   Sales contracts                                      315,855                355,058
   Other                                                 38,355                 19,195
Less:  Unearned discounts                                47,491                 38,628
                                                    -----------            -----------
                                                        306,719                335,625
                                                    -----------            -----------
                                                      1,636,088              1,745,589

Allowance for loan losses                               (42,066)               (39,260)
Net deferred loan costs                                   1,432                  1,627
                                                    -----------            -----------
                                                      1,595,454              1,707,956
Less:  Loans held for sale:
   Mortgage                                             126,559                148,616
   Consumer                                             233,149                219,917
                                                    -----------            -----------
                                                        359,708                368,533
                                                    -----------            -----------
                                                    $ 1,235,746            $ 1,339,423
                                                    ===========            ===========

Loans serviced by Westcorp for the benefit of others totalled approximately $6.7 billion and $5.6 billion at June 30, 1996 and December 31, 1995, respectively. These amounts are not reflected in the accompanying consolidated financial statements.


NOTE G - DIVIDENDS
- ------------------

Westcorp paid cash dividends of $0.10 per share on both March 1, 1996 and May 24, 1996. In addition, Westcorp paid a 5% stock dividend on June 17, 1996. The per share amounts for all periods presented have been restated to reflect the increased shares outstanding. On July 31, 1996, Westcorp announced a cash dividend of $0.10 per share for shareholders of record on August 15, 1996, payable August 29, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               FINANCIAL CONDITION

Total assets decreased $196 million or 6.1% to $3.0 billion at June 30, 1996 from $3.2 billion at December 31, 1995. This decrease is primarily the result of the sale of mortgage-backed securities.

During the second quarter, Westcorp acquired the remaining 20% interest in The Hammond Company and its subsidiaries ("THC") making it a wholly-owned subsidiary.

LOANS

Loans (including loans held for sale), net of unearned discounts and undisbursed loan proceeds, decreased $110 million or 6.27% since December 31, 1995. The decrease is the result of the differential between loans originated and loans sold, as well as principal reductions during the six month period ended June 30, 1996. Westcorp has retained the servicing on substantially all loans sold and receives a servicing fee therefrom. Included in the portfolio are loans held for sale of which $127 million are mortgage loans secured primarily by single family residences and $233 million which are consumer loans secured by motor vehicles.

Consumer loan originations were 46.1% and 47.9% higher for the three and six months ended June 30, 1996 compared to the same periods in 1995. This increase was primarily the result of Westcorp's continued expansion of its dealer center and branch network and favorable market conditions for automobile sales. Westcorp currently conducts its consumer finance operations through 103 offices in 21 states compared to 77 offices in 11 states at June 30, 1995.

Real estate originations increased $183 million and $440 million to $251 million and $560 million for the three and six months ended June 30, 1996 from $68 million and $120 million for the same periods in 1995. The increase in real estate originations is the result of a more favorable market environment in California and the acquisition of THC. The following table sets forth the loan origination, purchase and sale activity of Westcorp for the periods indicated, excluding net deferred loan costs:


                                                                 FOR THE THREE MONTHS ENDED JUNE 30,
                                       --------------------------------------------------------------------------------------
                                                         1996                                          1995
                                       ----------------------------------------     -----------------------------------------
                                            MORTGAGE             CONSUMER                MORTGAGE              CONSUMER
                                       -------------------  -------------------     -------------------   -------------------
                                                                        (DOLLARS IN THOUSANDS)

Beginning balance                      $         1,394,256  $           336,423     $         1,339,514   $           531,440
Originations (1)                                   251,438              525,596                  67,970               359,785
Purchases                                               59                                           22
Sales (2)                                         (246,594)            (525,000)                (15,307)             (490,000)
Principal reductions (3)                           (69,790)             (30,300)                (39,621)              (31,741)
                                       -------------------  -------------------     -------------------   -------------------
Ending balance                         $         1,329,369  $           306,719     $         1,352,578   $           369,484
                                       ===================  ===================     ===================   ===================

                                                                 FOR THE SIX MONTHS ENDED JUNE 30,
                                       -------------------------------------------------------------------------------------
                                                         1996                                         1995
                                       ----------------------------------------     ----------------------------------------
                                            MORTGAGE             CONSUMER                MORTGAGE             CONSUMER
                                       -------------------  -------------------     -------------------  -------------------
                                                                       (DOLLARS IN THOUSANDS)

Beginning balance                      $         1,409,964  $           335,625     $         1,320,784  $           430,708
Originations (1)                                   560,237            1,031,332                 120,438              697,151
Purchases                                              139                                          201
Sales (2)                                         (521,910)          (1,010,000)                (20,515)            (680,000)
Principal reductions (3)                          (119,061)             (50,238)                (68,330)             (78,375)
                                       -------------------  -------------------     -------------------  -------------------
Ending balance                         $         1,329,369  $           306,719     $         1,352,578  $           369,484
                                       ===================  ===================     ===================  ===================

- ------------------

(1)    Includes sales contracts purchased from automobile dealers.

(2)    Loans sold or securitized for which Westcorp generally retains servicing.

(3)    Includes scheduled payments, prepayments and chargeoffs.


The real estate loan portfolio (including those classified as held for sale and excluding net deferred loan costs) consisted of the following:


                                                      JUNE 30, 1996                            DECEMBER 31, 1995
                                        -----------------------------------------   ------------------------------------------
                                              AMOUNT                 %                    AMOUNT                 %
                                        -------------------  --------------------   --------------------   -------------------
                                                                      (DOLLARS IN THOUSANDS)
Single family residential loans:
   First trust deeds                    $           805,199                  60.6%  $            816,948                  57.9%
   Second trust deeds                                53,721                   4.0                116,132                   8.3
                                        -------------------  --------------------   --------------------   -------------------
                                                    858,920                  64.6                933,080                  66.2
Multifamily residential loans                       464,387                  34.9                469,951                  33.3
Construction loans                                    8,875                   0.7                  8,469                   0.6
Commercial loans                                      3,064                   0.2                  3,136                   0.2
                                        -------------------  --------------------   --------------------   -------------------
                                                  1,335,246                 100.4              1,414,636                 100.3
Less:  undisbursed loan proceeds                     (5,877)                 (0.4)                (4,672)                 (0.3)
                                        -------------------  --------------------   --------------------   -------------------
                                        $         1,329,369                 100.0%  $          1,409,964                 100.0%
                                        ===================  ====================   =====================  ===================


Westcorp's real estate portfolio consisted primarily of adjustable rate mortgage loans (excluding net deferred loan costs) as shown below:


                                                     JUNE 30, 1996                            DECEMBER 31, 1995
                                        ----------------------------------------   -----------------------------------------
                                              AMOUNT                 %                    AMOUNT                 %
                                        -------------------  --------------------  --------------------   ------------------
                                                                      (DOLLARS IN THOUSANDS)
Fixed rate loans:
   Single family                         $          159,460                  12.0% $            160,699                 11.4%
   Multifamily                                          392                   0.1                   668                  0.1
Adjustable rate loans:
   Negative amortization                            865,127                  65.0               892,295                 63.3
   Without negative amortization                    304,390                  22.9               356,302                 25.2
                                        -------------------  --------------------  --------------------   ------------------
                                        $         1,329,369                 100.0% $          1,409,964                100.0%
                                        ===================  ====================  ====================   ==================

The composition of the consumer loan portfolio, all of which is fixed rate, was as follows:


                                                     JUNE 30, 1996                             DECEMBER 31, 1995
                                        -----------------------------------------    ---------------------------------------
                                              AMOUNT                 %                    AMOUNT                 %
                                        -------------------  --------------------   -------------------  -------------------
                                                                      (DOLLARS IN THOUSANDS)
Sales contracts, net                    $           268,364                  87.5%  $           316,430                 94.3%
Other                                                38,355                  12.5                19,195                  5.7
                                        -------------------  --------------------   -------------------  -------------------
                                        $           306,719                 100.0%  $           335,625                100.0%
                                        ===================  ====================   ===================  ===================


MORTGAGE-BACKED SECURITIES
- --------------------------

During the first six months of 1996, Westcorp purchased $76.2 million and sold $171.6 million of mortgage-backed securities ("MBS"). This is part of Westcorp's continuing strategy to fully employ capital and enhance net interest income.

ASSET QUALITY
- -------------

DELINQUENCY
The percent of loans 60 days or more delinquent increased to 1.5% at June 30, 1996 compared to 1.2% at December 31, 1995. Delinquent loans by type of loan and as a percentage of loans by type are summarized as follows at June 30, 1996 and December 31, 1995:


                                                                            JUNE 30, 1996
                                                                      NUMBER OF DAYS DELINQUENT
                                            ------------------------------------------------------------------------------
                                                     60-89                    90 OR MORE                   TOTAL
                                            -------------------------  ------------------------  -------------------------
                                               AMOUNT          %         AMOUNT         %          AMOUNT          %
                                            -----------   -----------  -----------  -----------  -----------   -----------
                                                                       (DOLLARS IN THOUSANDS)
Single family residential homes             $     2,895          0.3%  $   15,095          1.8%  $    17,990           2.1%
Multifamily residential homes                     1,983          0.4        1,484          0.3         3,467           0.7
Consumer                                          1,383          0.5          971          0.3         2,354           0.8
                                            -----------   -----------  -----------  -----------  -----------   -----------
                                            $     6,261          0.4%  $   17,550          1.1%  $    23,811           1.5%
                                            ===========   ===========  ===========  ===========  ===========   ===========



                                                                         DECEMBER 31, 1995
                                                                     NUMBER OF DAYS DELINQUENT
                                            ----------------------------------------------------------------------------
                                                      60-89                   90 OR MORE                  TOTAL
                                           --------------------------  ------------------------  -----------------------
                                              AMOUNT           %         AMOUNT          %         AMOUNT         %
                                            -----------   -----------  ----------   -----------  ----------  -----------
                                                                    (DOLLARS IN THOUSANDS)
Single family residential homes             $     4,416          0.5%  $   10,769          1.2%  $   15,185          1.6%
Multifamily residential homes                     1,215          0.3        1,693          0.4        2,908          0.6
Consumer                                          1,529          0.5          526          0.2        2,055          0.6
Construction                                                                  107          1.6          107          1.6
                                            -----------   -----------  ----------   ----------   ----------  -----------
                                            $     7,160          0.4%  $   13,095          0.8%  $   20,255          1.2%
                                            ===========   ===========  ==========   ==========   ==========  ===========

NONPERFORMING ASSETS

Total nonperforming assets ("NPA") increased $7.7 million or 26.2% to $36.9 million at June 30, 1996 compared to $29.2 million at December 31, 1995. The overall increase is primarily attributable to increased delinquency on single family loans primarily because of property tax payments which were due and not paid at the end of the fourth quarter of 1995 which caused loans to become 90 days delinquent in the first quarter of 1996. At June 30, 1996, NPAs represented 1.2% of total assets compared to 0.9% at December 31, 1995.

NPAs consist of nonperforming loans ("NPL") and real estate acquired through foreclosure ("REO"). REOs are accounted for at fair value. NPLs are defined as all loans on nonaccrual, which include mortgage loans 90 days or more past due or performing loans where full collection of principal and interest is not reasonably assured. NPLs include loans categorized as impaired. When a loan is designated as nonaccrual, all previously accrued interest is reversed. Interest on nonperforming loans excluded from interest income was $1.0 million at both June 30, 1996 and 1995.

As a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 114, a loan is considered impaired when, based on current information and events, it is probable that Westcorp will be unable to collect all amounts due according to the contractual terms of the loan agreement. Westcorp measures impairment based on, among other factors, the fair value of the loan's collateral. Changes in the fair value of loans are recorded through the allowance for loan losses. At June 30, 1996 and December 31, 1995, impaired loans were $10.7 million and $7.5 million, respectively.

NONPERFORMING LOANS
Nonperforming loans by loan type consisted of the following:


                                                                     JUNE 30,           DECEMBER 31,
                                                                       1996                 1995
                                                                -------------------   -------------------
                                                                          (DOLLARS IN THOUSANDS)
Single family residential                                       $            14,593   $             9,934
Multifamily 5-36 units                                                        6,501                 5,993
Multifamily 37+ units                                                         5,048                 2,366
Other                                                                                                 107
                                                                -------------------   -------------------
                                                                $            26,142   $            18,400
                                                                ===================   ===================


The migration of nonperforming loans and real estate owned from December 31, 1995 to June 30, 1996 is shown below.

                                                             SINGLE
                                                             FAMILY         MULTIFAMILY      MULTIFAMILY
                                           TOTAL          1 - 4 UNITS      5 - 36 UNITS       37+ UNITS        CONSTRUCTION
                                      --------------   ----------------   ---------------  ----------------  ----------------
                                                                      (DOLLARS IN THOUSANDS)

Balance, December 31, 1995            $       18,400   $          9,934   $         5,993  $          2,366  $            107
New nonperforming loans                       23,096             13,662             4,926             4,508
REO                                           (8,921)            (4,554)           (2,697)           (1,563)             (107)
Cures and payoffs                             (6,150)            (4,166)           (1,721)             (263)
Chargeoffs                                      (283)              (283)
                                      --------------   ----------------   ---------------  ----------------  ----------------
Balance, June 30, 1996                $       26,142   $         14,593   $         6,501  $          5,048  $              0
                                      ==============   ================   ===============  ================  ================

REAL ESTATE ACQUIRED THROUGH FORECLOSURE

                                                     SINGLE
                                                     FAMILY       MULTIFAMILY    MULTIFAMILY
                                    TOTAL         1 - 4 UNITS     5 - 36 UNITS   37+ UNITS   CONSTRUCTION
                                  --------        -----------     ------------   ----------  ------------
                                                         (DOLLARS IN THOUSANDS)


Balance, December 31, 1995        $ 10,831         $  7,235         $  2,913                  $    683
New REO                             11,647            6,270            5,292                        85
Sales                               (9,883)          (6,213)          (3,670)
Writedowns                          (1,853)            (590)            (865)                     (398)
                                  --------         --------         --------     ----------   --------
Balance, June 30, 1996            $ 10,742         $  6,702         $  3,670                  $    370
                                  ========         ========         ========     ==========   ========

Assets secured by single family residential properties comprised the largest portion of nonperforming assets. $14.6 million or 56% of NPLs and $6.7 million or 62% of REOs were secured by single family residential properties.

ALLOWANCE FOR LOAN AND REAL ESTATE LOSSES

Consistent with loan volume, loan sales, losses, nonaccrual loans and other relevant factors, Westcorp increased its allowance for loan losses to $42.1 million for June 30, 1996 compared to $39.3 million for December 31, 1995. While Westcorp's nonperforming assets are primarily single family loans, no single loan, borrower or series of such loans comprise a significant portion of the total portfolio. The provision and allowance for loan losses are indicative of loan volumes, loss trends and management's analysis of market conditions. The allowance for loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the loan portfolio.

The following table presents summarized data relative to the allowance for loan losses.


                                                              JUNE 30,           DECEMBER 31,
                                                                1996                 1995
                                                            ------------         ------------

Total loans                                                 $  1,636,088         $  1,745,589
Allowance for loan losses                                         42,066               39,260
Allowance for real estate losses                                     784                  784
Loans past due 60 days or more                                    23,811               20,255
Nonperforming  loans                                              26,142               18,400
Nonperforming assets (1)                                          36,884               29,231
Allowance for loan losses as a percent of:
   Total loans (2)                                                   2.6%                 2.2%
   Loans past due 60 days or more                                  176.7                193.8
   Nonperforming loans                                             160.9                213.4
Total allowance as a percent of nonperforming assets               116.2                137.0
Nonperforming loans as a percent of total loans                      1.6                  1.1
Nonperforming assets as a percent of total assets                    1.2                  0.9

- ------------------

(1)    Nonperforming loans and real estate owned.

(2)    Loans, net of unearned discounts and undisbursed loan proceeds.

The table below provides a historical analysis of the allowance for loan losses.


                                                             THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                  JUNE 30,                              JUNE 30,
                                                        ----------------------------          ----------------------------
                                                          1996                1995              1996                1995
                                                        --------            --------          --------            --------
                                                                               (DOLLARS IN THOUSANDS)

Balance at beginning of period                          $ 41,039            $ 40,670          $ 39,260            $ 41,323
Chargeoffs:
   Mortgage loans                                         (1,804)             (1,617)           (2,436)             (2,358)
   Consumer loans                                         (3,335)             (3,086)           (8,029)             (5,397)
                                                        --------            --------          --------            --------
                                                          (5,139)             (4,703)          (10,465)             (7,755)
Recoveries:
   Mortgage loans                                          1,898                  59             1,953                 127
   Consumer loans                                          1,344               1,136             2,795               2,029
                                                        --------            --------          --------            --------
                                                           3,242               1,195             4,748               2,156
                                                        --------            --------          --------            --------
Net chargeoffs                                            (1,897)             (3,508)           (5,717)             (5,599)
Adjustments                                                1,470(1)                              1,470(1)              800(2)
Provision for loan losses                                  1,454               4,094             7,053               4,732
                                                        --------            --------          --------            --------
Balance at end of period                                $ 42,066            $ 41,256          $ 42,066            $ 41,256
                                                        ========            ========          ========            ========

Ratio of net chargeoffs during period to average
loans outstanding during the period (annualized)            0.42%               0.80%             0.64%               0.65%
                                                        ========            ========          ========            ========

- ------------------

(1)  Purchase accounting adjustment related to the acquisition of THC.

(2) Transfer from the allowance for real estate losses as part of implementing SFAS 114.

Changes in the allowance for real estate losses were as follows:

                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                        JUNE 30,                     JUNE 30,
                                                 ---------------------        --------------------
                                                  1996           1995          1996          1995
                                                 ------         ------        ------        ------
                                                              (DOLLARS IN THOUSANDS)

Balance at beginning of period                   $  784         $  784        $  784        $1,684
Provision for real estate losses                                                              (100)
Transfer to the allowance for loan losses                                                     (800)
                                                 ------         ------        ------        ------
Balance at end of period                         $  784         $  784        $  784        $  784
                                                 ======         ======        ======        ======

                              RESULTS OF OPERATIONS

SUMMARY
- -------

Westcorp reported net income of $10.7 million and $20.5 million for the three and six months ended June 30, 1996, compared to $8.0 million and $14.6 million for the comparable periods of 1995. Return on average assets was 1.43% and 1.25% for the three and six months ended June 30, 1996, compared to 1.18% and 1.08% for the same periods of 1995. Return on average equity was 13.9% and 13.5% for the three and six months ended June 30, 1996, compared to 14.6% and 13.3% for the comparable periods of 1995. Net income was primarily affected by the following factors:

   - Net interest income increased as Westcorp increased its purchases of mortgage-backed securities and as originations of loans increased.

   - Provision for loan losses decreased as a result of a lower level of loans receivable held on the balance sheet.

   - The automobile lending income increase is primarily due to an increase in the amounts securitized, wider interest rate spreads and an increase in the overall servicing portfolio.

   - The mortgage banking income increase is the result of the adoption of SFAS 122 which recognizes the value of originated servicing rights as well as the initiation of a program to sell certain loans with servicing rights released.

   - Other expenses increased as a result of continued expansion into other states and expansion of servicing portfolios.

NET INTEREST INCOME
- -------------------

Net interest income for the three and six months ended June 30, 1996 was $26.2 million and $49.1 million, respectively. For the same periods of 1995, net interest income totalled $20.3 million and $38.5 million.

The total interest rate spread increased 29 basis points for the six months ended June 30, 1996, compared to the same period of 1995 due to an increase of 22 basis points in the yield on interest earning assets while the cost of funds decreased by 7 basis points.

The increase in yield on interest earning assets for the six months ended June 30, 1996, compared to the same period of 1995 was affected by a 47 basis point increase in the yield on the mortgage loan portfolio, which is due to increased originations of loans with higher yields and a 66 basis point increase in the yield on consumer loans.

The decrease in the cost of funds was affected by a 47 basis point decrease in public debt offerings, a 56 basis point decrease in the rate paid on repurchase agreements and a 121 basis point decrease in the rate paid on FHLB advances and other borrowings for the six months ended June 30, 1996 compared to the same period of 1995 due to lower borrowing rates.

Interest rates for interest earning assets and liabilities for the three and six months ended June 30, 1996 and 1995 are summarized as follows:

                                            FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                               ENDED JUNE 30,              ENDED JUNE 30,
                                            --------------------        --------------------
                                             1996          1995          1996          1995
                                            ------        ------        ------        ------
                                            YIELD/        YIELD/        YIELD/        YIELD/
                                             RATE          RATE          RATE          RATE
                                            ------        ------        ------        ------
Interest earning assets:

   Investment securities (1)                  5.44%         5.51%         5.45%         5.52%
   Mortgage-backed securities (1)             7.34          7.61          7.17          7.25

   Loans:
     Consumer                                16.01         14.50         15.42         14.76
     Mortgage (2)                             7.63          7.54          7.70          7.23
   Other                                      5.29          5.48          5.38          5.68
                                             -----         -----         -----         -----
Total interest earning assets                 8.64          8.50          8.49          8.27

Interest bearing liabilities:
   Savings deposits                           5.62          5.81          5.69          5.65
   Public debt offerings                      7.02          7.29          6.84          7.31
   Repurchase agreements                      4.63          5.85          4.97          5.53
   FHLB advances and other borrowings         7.13          7.47          6.25          7.46
                                             -----         -----         -----         -----
Total interest bearing liabilities            5.71          6.03          5.79          5.86

Interest rate spread                          2.93%         2.47%         2.70%         2.41%
                                             =====         =====         =====         =====

Net yield on average interest
   earning assets                             3.81%         3.25%         3.50%         3.19%
                                             =====         =====         =====         =====

- ------------------

(1)    Includes both securities available for sale and held to maturity.

(2) For the purposes of these computations, nonaccruing loans are included in the average loan amounts outstanding.

ASSET/LIABILITY MANAGEMENT
- --------------------------

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

Westcorp originates both adjustable-rate mortgages ("ARM") and fixed-rate mortgages. To minimize the interest rate risk associated with its real estate loan portfolio, Westcorp generally retains the ARMs in its own loan portfolio and sells its fixed-rate loans in the secondary market with servicing rights retained. During the first six months of 1996, Westcorp purchased rights to service $1.0 billion of single family residential mortgage loans for $9.7 million. At June 30, 1996, Westcorp serviced $4.3 billion in mortgage real estate loans for others. ARMs and adjustable-rate mortgage-backed securities ("MBS") amounted to 68% of the total mortgage loans and MBS held by Westcorp at June 30, 1996. Interest rates generally adjust on a monthly, semiannual or annual basis with 96% of Westcorp's adjustable mortgage loans adjusting monthly.

Westcorp also originates fixed-rate consumer loans. To minimize interest rate risk associated with its consumer loan portfolio, Westcorp has sold 98% of its consumer loan production in securitization transactions in which it has retained the servicing rights. The interest rate passed through to the purchasers of those consumer loans is fixed, which provides off balance sheet matched funding for the majority of Westcorp's consumer loans. At June 30, 1996, Westcorp serviced $2.6 billion in consumer loans for others.

Approximately 24% of Westcorp's other borrowed funds at June 30, 1996 had fixed rates and maturities greater than one year of which 89% were subordinated debentures redeemable in four years and mature in seven years.

Westcorp has entered into or committed to interest rate caps and swaps as hedges against market value changes in designated portions of its MBS portfolio. At June 30, 1996, caps with notional amounts totalling $150 million and a swap of $50 million were outstanding. The cap agreements have strike rates of 8.0% and 7.5% and expire in September, 1999 and 2003, respectively. The swap has a pay rate of 5.9% and expires in December, 2002. Westcorp uses only counterparties with high credit ratings and further reduces its risk by avoiding any material concentration with a single counterparty. Credit exposure is limited to those agreements with a positive fair value and only to the extent of that fair value.

The sensitivity of earnings to interest rate changes may be measured by the difference, or gap, between the amount of assets and liabilities scheduled to reprice, based on certain assumptions, within the same period expressed as a percentage of interest-earning assets. Conceptually, the lower the amount of this gap, the less sensitive earnings are to interest rate changes. A positive gap means an excess of assets over liabilities repricing during the same period. However, this method of measuring interest rate sensitivity does not take into account the differing repricing characteristics of various types of assets and liabilities. Thus, certain assets and liabilities that have similar maturities or periods to reprice may react differently to changes in market interest rates. For instance, Westcorp's ARMs are mainly tied to the Eleventh District Cost of Funds which typically lags the market, and also generally have restrictions on the maximum amounts of periodic and/or total changes in interest rates and payments. On the other hand, maturing borrowings have no such restrictions and may reprice at current market rates.

The following table illustrates the projected interest rate maturities, based upon certain assumptions, regarding the major asset and liability categories of Westcorp at June 30, 1996. The interest rate sensitivity of Westcorp's assets and liabilities illustrated in the following table could vary substantially if different assumptions were used or actual experience differs from the assumptions set forth.

                       INTEREST RATE SENSITIVITY ANALYSIS
                                AT JUNE 30, 1996


                                        WITHIN      3 MONTHS      1 YEAR TO   3 YEARS TO      AFTER 5
                                       3 MONTHS     TO 1 YEAR      3 YEARS      5 YEARS        YEARS          TOTAL
                                     -----------   -----------   -----------   -----------   -----------   -----------
                                                                   (DOLLARS IN THOUSANDS)
Interest earning assets:
Investment securities                $    19,689   $    40,826   $    84,514                               $   145,029
Other investments                        145,583           500                                                 146,083
Mortgage-backed securities               201,201        20,211       119,693   $   106,580   $   237,966       685,651
Consumer loans (1)                        52,414       125,893        96,395        26,913         5,104       306,719
Mortgage loans:
   Adjustable rate (2)                   915,835       229,122        21,561                                 1,166,518
   Fixed rate (2)                          3,350         5,781        39,656        26,125        84,941       159,853
   Construction (2)                        2,998                                                                 2,998
                                     -----------   -----------   -----------   -----------   -----------   -----------

Total interest earning assets          1,341,070       422,333       361,819       159,618       328,011     2,612,851

Interest bearing liabilities:
Savings deposits:
   Passbook/statement accounts(3)          2,906         7,789        15,416         9,892        17,754        53,757
   Money market deposit
     accounts (3)                             27            72           142            91           161           493
   Certificate accounts (4)              506,339       950,650       214,991        33,547                   1,705,527
FHLB advances (4)                         11,000       152,000         6,500                       6,500       176,000
Other borrowings (4)                     205,852           490             5                     104,631       310,978
                                     -----------   -----------   -----------   -----------   -----------   -----------

Total interest bearing liabilities       726,124     1,111,001       237,054        43,530       129,046     2,246,755
                                     -----------   -----------   -----------   -----------   -----------   -----------
Excess interest earning assets
   (liabilities)                         614,946      (688,668)      124,765       116,088       198,965       366,096
Effect of hedging activities              50,000                                                 (50,000)
                                     -----------   -----------   -----------   -----------   -----------   -----------
Hedged excess                        $   664,946   $  (688,668)  $   124,765   $   116,088   $   148,965   $   366,096
                                     ===========   ===========   ===========   ===========   ===========   ===========

Cumulative excess                    $   664,946   $   (23,722)  $   101,043   $   217,131   $   366,096   $   366,096
                                     ===========   ===========   ===========   ===========   ===========   ===========

Cumulative excess as a percentage
   of total interest earning assets        25.45%        (0.91)%        3.87%         8.31%        14.01%        14.01%

- ------------------

(1) Based on contractual maturities adjusted by Westcorp's historical prepayment rate.

(2)    Based on interest rate repricing adjusted for projected prepayments.

(3)    Based on assumptions established by the Office of Thrift Supervision
       ("OTS").

(4)    Based on contractual maturity.

PROVISION FOR LOAN LOSSES
- -------------------------

The provision for loan losses for the three and six months ended June 30, 1996 was $1.5 million and $7.1 million compared to $4.1 million and $4.7 million during the comparable periods of 1995. Westcorp recorded a lower provision for loan losses for the second quarter of 1996 compared to 1995 as a result of a lower level of loans receivable outstanding.

OTHER INCOME
- ------------

Total other income for the three and six months ended June 30, 1996 was $43.5 million and $85.8 million compared to $23.7 million and $43.9 million during the comparable periods of 1995. Other income is generated from automobile lending activities, mortgage banking activities, and other ancillary sources.

AUTOMOBILE LENDING

Westcorp originates and subsequently sells automobile sales contracts in the secondary market with servicing rights retained. Income from automobile lending includes gain from the sale of loans, as well as loan servicing income net of amortization of capitalized servicing and other related income such as document fees and late charges. For the three and six months ended June 30, 1996, automobile lending generated income was $36.1 million and $72.7 million compared to $21.1 million and $38.2 million for the same periods of 1995.

During the three and six months ended June 30, 1996, net gain on automobile loan sales totalled $9.4 million and $22.3 million compared to $5.4 million and $6.5 million for the same periods of 1995. The increase in the gain on sale reported in 1996 is primarily the result of increases in both the amounts securitized and wider interest rate spreads. Contracts sold during the second quarter of 1996 totalled $525 million and $1.0 billion for the three and six months ended June 30, 1996 compared to $490 million and $680 million during the same periods of 1995. Additionally, the owners trust transaction in the second quarter included an accelerated payment structure to asset backed investors that reduced the interest cost of the owners trust which is a component in calculating the gain on sale.

While the assumptions used in determining gain on sale of contracts have not materially changed during the last three years, the gain on sale of contracts has fluctuated as a result of changes in the gross interest rate spread of contracts securitized. The gross interest rate spread is affected by general market conditions and overall market interest rates. The risks inherent in interest rate fluctuations are substantially reduced through hedging activities.

Net loan servicing income totalled $19.4 million and $35.9 million for the three and six months ended June 30, 1996, compared to $10.8 million and $22.0 million for the comparable periods of 1995. Westcorp serviced $2.6 billion of automobile loans for others at June 30, 1996 compared to $1.5 billion at June 30, 1995.

Automobile lending income for the three and six months ended June 30, 1996 and 1995 is summarized as follows:


                                           FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                              ENDED JUNE 30,                ENDED JUNE 30,
                                          ----------------------        ----------------------
                                           1996           1995           1996           1995
                                          -------        -------        -------        -------
                                                         (DOLLARS IN THOUSANDS)

Gains from sale of sales contracts        $ 9,417        $ 5,416        $22,307        $ 6,542
Loan servicing income                      19,362         10,771         35,876         21,968
Other fee income                            7,361          4,871         14,482          9,682
                                          -------        -------        -------        -------
                                          $36,140        $21,058        $72,665        $38,192
                                          =======        =======        =======        =======

MORTGAGE BANKING

Westcorp originates mortgage loans for sale in the secondary market. Mortgage banking operations include gains and losses on the sale of loans, loan servicing income net of amortization of capitalized servicing and other income which is primarily late charges. During the three and six months ended June 30, 1996, mortgage banking generated income of $5.4 million and $9.7 million compared to $0.6 million and $2.0 million for the comparable periods of 1995.

Gains on sale of mortgage loans for the three and six months ended June 30, 1996 totalled $4.2 million and $6.5 million compared to losses from sale of mortgage loans of $437 thousand and $526 thousand during the comparable periods of 1995. The increase in gain on sale of mortgage loans is a result of the adoption of SFAS 122 which recognizes the value of originated servicing rights as well as the initiation of a program to sell certain loans with servicing rights released. Loans sold during the first six months of 1996 totalled $522 million compared to $20.5 million for the same period of 1995. Mortgage loans held for sale decreased from $149 million at December 31, 1995 to $127 million at June 30, 1996.

Net loan servicing income was $0.8 million and $2.3 million for the three and six months ended June 30, 1996 compared to $0.8 million and $2.1 million for the comparable periods of 1995. At June 30, 1996, Westcorp serviced $4.3 billion of mortgage loans for others compared to $2.1 billion at June 30, 1995. Net loan servicing income did not increase proportionately with the servicing portfolio, due to the amortization of purchased mortgage servicing rights which amounted to $1.3 million and $2.4 million for the three and six months ended June 30, 1996 compared to $0.8 million and $0.9 million for the comparable periods of 1995.

Mortgage banking income for the three and six months ended June 30, 1996 and 1995 is summarized as follows:


                                                       FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                           ENDED JUNE 30,                ENDED JUNE 30,
                                                      ----------------------         ----------------------
                                                       1996           1995            1996           1995
                                                      -------        -------         -------        -------
                                                                      (DOLLARS IN THOUSANDS)
Net gains (losses) from sale of mortgage loans        $ 4,243        $  (437)        $ 6,478        $  (526)
Loan servicing income                                     839            781           2,256          2,060
Other                                                     345            234           1,007            498
                                                      -------        -------         -------        -------
                                                      $ 5,427        $   578         $ 9,741        $ 2,032
                                                      =======        =======         =======        =======

MISCELLANEOUS

Other sources of income include insurance income and real estate operations. Insurance income is generated primarily from commissions earned on the sale of loan-related insurance products as well as insurance-related investment products. Insurance income for the three and six months ended June 30, 1996 totalled $1.3 million and $5.7 million compared to $1.8 million and $2.4 million for the same periods in 1995.

Real estate operations include the ongoing costs of operation and disposition associated with Westcorp's REO. Real estate operations earned $0.2 million for the three months ended June 30, 1996 and a loss of $1.4 million for the six months ended June 30, 1996 compared to earnings of $0.1 million and $0.7 million for the same periods in 1995.

OTHER EXPENSES
- --------------

Other expenses consist of compensation and benefits, occupancy expense, insurance and other operating expenses. Other expenses increased to $46.6 million and $86.5 million for the three and six months ended June 30, 1996 compared to $26.2 million and $52.7 million for the same periods in 1995. The increase is primarily in compensation and benefits and is a function of increased loan servicing portfolios and expansion of operations into additional states. The ratio of annualized operating expense to average serviced loans was 2.45% for the six months ended June 30, 1996 compared to 2.20% for the six months ended June 30, 1995.

INCOME TAXES
- ------------

The effective tax rates for the six months ended June 30, 1996 and 1995 were 41.6% and 41.5%, respectively.

                         CAPITAL RESOURCES AND LIQUIDITY

Westcorp has diversified sources of funds generated through its operations. The primary sources include deposits, loan principal and interest payments received, sale of mortgage loans and consumer loans, and the maturity or sale of investment securities and MBS. Other sources include commercial paper, Federal Home Loan Bank advances and repurchase agreements. Prepayments on loans and mortgage-backed securities and deposit inflows and outflows are affected significantly by interest rates, real estate sales activity and general economic conditions.

Westcorp uses these sources to meet its business needs which include funding maturing certificates of deposits and savings withdrawals, repayment of borrowings, funding loan and investment commitments and real estate operations, meeting operating expenses and maintaining minimum regulatory liquidity and capital levels.

During the first six months of 1996, Westcorp purchased $76.2 million of MBS to more profitably employ its excess capital and enhance interest spreads. These securities have been segregated, on an individual security basis, into the available for sale portfolio and the held to maturity portfolio in the financial statements in accordance with management's intent and ability to hold the securities to maturity. These purchases included both fixed and adjustable rate MBS.

Westcorp's wholly-owned subsidiary, Western Financial Savings Bank, F.S.B. ("the Bank") is a federally chartered savings bank. As such, it is subject to certain minimum capital requirements. The Federal Deposit Insurance Corporation Improvement Act of 1991 separates all financial institutions into one of five capital categories: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". In order to be considered "well capitalized", an institution must have a total risk-based capital ratio of 10% or greater, a Tier 1 (i.e., core) risk-based capital ratio of 6% or greater, a leverage ratio (i.e., core) of 5% or greater, and not be subject to any OTS order or directive to meet and maintain a specific capital level for any capital measure. The following is a summary of the Bank's capital ratios as of June 30, 1996:


                                                              JUNE 30, 1996
                                                         -----------------------
                                                           AMOUNT          RATIO
                                                         ----------        -----
RISK-BASED CAPITAL RATIOS                                  (DOLLARS IN THOUSANDS)
Tier 1 Capital                                           $  269,592         8.73%(1)
Tier 1 Capital minimum requirement                          185,370         6.00
                                                         ----------        -----
   Excess                                                $   84,222         2.73%
                                                         ==========        =====

Total Capital                                            $  370,845        12.00%(1)
Total Capital minimum requirement                           308,950        10.00
                                                         ----------        -----
   Excess                                                $   61,895         2.00%
                                                         ==========        =====

Risk-adjusted assets, net of excess allowance and
   excess deferred tax assets                            $3,089,499
                                                         ==========

LEVERAGE RATIOS

Tier 1 Capital                                           $  269,592         8.90%(2)
Tier 1 Capital minimum requirement                          151,375         5.00
                                                         ----------        -----
   Excess                                                $  118,217         3.90%
                                                         ==========        =====

- ------------------

(1)  As a percentage of risk-adjusted assets

(2)  As a percentage of total book assets

As a member of the Federal Home Loan Bank System, the Bank is required to maintain a specified ratio of cash, short-term United States government and other qualifying securities to net withdrawable accounts and borrowings payable in a year or less. The required liquidity ratio is currently 5%. The Bank has maintained liquidity in excess of the required amount in 1996.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1.     LEGAL PROCEEDINGS

            Westcorp or its subsidiaries are involved as parties to certain legal proceedings incidental to their businesses. Westcorp believes that the outcome of such proceedings will not have a material effect upon Westcorp's business or financial condition.

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


                                    WESTCORP
- --------------------------------------------------------------------------------
                                  (Registrant)






 Date:  8/13/96                            By: /s/ JOY SCHAEFER
                                              ---------------------------------
                                              Joy Schaefer
                                              Senior Executive Vice
                                              President and
                                              Chief Operating Officer

 Date:  8/13/96                            By: /s/ LEE A. WHATCOTT
                                              ---------------------------------
                                              Lee A. Whatcott
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)