Form 10-Q
period 1996-09-30
WESTCORP /CA/
filed 1996-11-01
CIK 813461

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)
 [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                   23 PASTEUR, IRVINE, CALIFORNIA 92618-3816
                   -----------------------------------------
                    (Address of principal executive offices)

                                 (714) 727-1000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x     No
                                               ------     ------

As of September 30, 1996, the registrant had 25,985,142 outstanding shares of common stock, $1.00 par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 31.

                           WESTCORP AND SUBSIDIARIES

                                   FORM 10-Q

                               SEPTEMBER 30, 1996

                               TABLE OF CONTENTS

                         _____________________________


                                                                                        Page No.
                                                                                        --------
PART I.    FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Consolidated Statements of Financial Condition at
               September 30, 1996 and December 31, 1995                                     3

               Consolidated Statements of Income for the
               Three and Nine Months Ended September 30, 1996 and 1995                      4

               Consolidated Statements of Cash Flows for the
               Nine Months Ended September 30, 1996 and 1995                                5

               Notes to Unaudited Consolidated Financial Statements                         7

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                         14

PART II.   OTHER INFORMATION

    Item 1.    Legal Proceedings                                                           29

    Item 2.    Changes in Securities                                                       29

    Item 3.    Defaults Upon Senior Securities                                             29

    Item 4.    Submission of Matters to a Vote of Security Holders                         29

    Item 5.    Other Information                                                           29

    Item 6.    Exhibits and Reports on Form 8-K                                            29

SIGNATURES                                                                                 30

Exhibit 11     Computation of Earnings Per Share                                           31

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------
                         ITEM 1.  FINANCIAL STATEMENTS

                           WESTCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)

                                                                                        SEPTEMBER 30,     DECEMBER 31,
                                                                                             1996             1995
                                                                                        -------------     ------------
                                                                                            (DOLLARS IN THOUSANDS)
ASSETS
  Cash, interest-bearing deposits with other financial
    institutions and other short-term investments                                         $   70,632        $  162,885
  Investment securities held to maturity
    (fair value 1996: $2,648; 1995: $1,493)                                                    2,681             1,506
  Investment securities available for sale                                                   141,479           133,518
  Mortgage-backed securities held to maturity
    (fair value 1996: $449,848; 1995: $522,529)                                              449,591           512,218
  Mortgage-backed securities available for sale                                              413,798           340,334
  Loans receivable, net of allowance for loan losses
    (1996: $41,224; 1995: $39,260)                                                         1,227,088         1,339,423
  Loans held for sale                                                                        390,289           368,533
  Capitalized servicing                                                                      129,549            96,948
  Premises and equipment, net                                                                 76,957            70,052
  Real estate owned, net                                                                      11,045            10,044
  Interest receivable                                                                         15,466            17,476
  Excess of purchase cost over net assets acquired                                               951             1,015
  Federal Home Loan Bank stock                                                                31,474            29,624
  Other assets                                                                               220,347           139,361
                                                                                          ----------        ----------
                                                                                          $3,181,347        $3,222,937
                                                                                          ==========        ==========
LIABILITIES
  Deposits                                                                                $1,721,450        $1,753,475
  Securities sold under agreements to repurchase                                             188,630           354,024
  Short-term borrowings                                                                      154,919           112,330
  Federal Home Loan Bank advances                                                            225,000           192,000
  Amounts held on behalf of trustee                                                          394,270           341,693
  Unearned insurance premiums and insurance reserves                                           3,881             5,102
  Other liabilities                                                                           47,713            40,249
                                                                                          ----------        ----------
                                                                                           2,735,863         2,798,873

SUBORDINATED DEBENTURES                                                                      104,774           104,360

MINORITY INTEREST                                                                             26,406            21,965

SHAREHOLDERS' EQUITY:
    Common stock, par value $1.00 per share; authorized
      45,000,000 shares; issued and outstanding 25,985,142
      shares in 1996 and 24,563,419 shares in 1995                                            25,985            24,563
    Paid-in capital                                                                          188,813           167,039
    Retained earnings                                                                         99,914           105,951
    Unrealized gain (loss) on securities available for sale, net of tax                         (408)              186
                                                                                          ----------        ----------
                                                                                             314,304           297,739
                                                                                          ----------        ----------
                                                                                          $3,181,347        $3,222,937
                                                                                          ==========        ==========

-----------------------

   See accompanying notes to unaudited consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                   SEPTEMBER 30,
                                                                 ---------------------          ----------------------
                                                                  1996          1995              1996          1995
                                                                 -------       -------          --------      --------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income:
  Loans, including fees                                      $    42,861   $    41,958       $   127,437   $   119,171
  Mortgage-backed securities                                      15,055        13,451            41,662        33,700
  Investment securities                                            2,056         1,628             5,680         4,906
  Other                                                            1,259         1,157             4,380         4,408
                                                             -----------   -----------       -----------   -----------
    TOTAL INTEREST INCOME                                         61,231        58,194           179,159       162,185

Interest expense:
  Deposits                                                        24,447        26,421            74,143        75,044
  Federal Home Loan Bank advances and
      other borrowings                                             6,048         4,617            17,236        13,934
  Securities sold under agreements to repurchase                   3,587         5,557            11,561        13,109
                                                             -----------   -----------       -----------   -----------
    TOTAL INTEREST EXPENSE                                        34,082        36,595           102,940       102,087
                                                             -----------   -----------       -----------   -----------
      NET INTEREST INCOME                                         27,149        21,599            76,219        60,098

Provision  for loan losses                                         3,097         3,641            10,150         8,374
                                                             -----------   -----------       -----------   -----------
  NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                                     24,052        17,958            66,069        51,724

Noninterest  income:
  Automobile lending                                              38,728        25,115           111,393        63,306
  Mortgage banking                                                 4,629           742            14,370         2,774
  Investment and mortgage-backed securities gains (losses)          (146)          698            (2,029)        1,184
  Insurance income                                                 4,935         1,853            10,621         4,261
  Real estate operations                                            (905)         (206)           (2,256)          462
  Rental operations                                                 (128)          (33)             (212)         (191)
  Miscellaneous                                                      216           200             1,215           469
                                                             -----------   -----------       -----------   -----------
    TOTAL NONINTEREST INCOME                                      47,329        28,369           133,102        72,265

Noninterest  expense:
  Salaries and employee benefits                                  27,564        16,858            78,895        46,183
  Occupancy                                                        2,916         1,868             8,133         5,193
  Insurance*                                                      13,197         1,350            15,596         4,307
  Miscellaneous                                                   18,001         8,893            45,540        25,936
                                                             -----------   -----------       -----------   -----------
    TOTAL NONINTEREST EXPENSE                                     61,678        28,969           148,164        81,619
                                                             -----------   -----------       -----------   -----------

    INCOME BEFORE INCOME TAXES                                     9,703        17,358            51,007        42,370

Income taxes                                                       4,237         7,125            21,401        17,503
                                                             -----------   -----------       -----------   -----------

    INCOME BEFORE MINORITY INTEREST                                5,466        10,233            29,606        24,867

Minority interest in earnings of subsidiaries                      1,987         1,160             5,603         1,160
                                                             -----------   -----------       -----------   -----------

    NET INCOME                                               $     3,479   $     9,073       $    24,003   $    23,707
                                                             ===========   ===========       ===========   ===========
NET INCOME PER COMMON SHARE
  AND COMMON SHARE EQUIVALENTS                               $      0.13   $      0.35       $      0.92   $      0.92
                                                             ===========   ===========       ===========   ===========
CASH DIVIDENDS DECLARED PER COMMON SHARE
  AND COMMON SHARE EQUIVALENTS                               $      0.10   $      0.09       $      0.30   $      0.27
                                                             ===========   ===========       ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  AND COMMON SHARE EQUIVALENTS                                26,265,693    26,065,752        26,186,500    25,874,205
                                                             ===========   ===========       ===========   ===========

* Includes the $12.0 million one-time assessment to recapitalize the Savings Association Insurance Fund in the third quarter of 1996.


-------------------------

  See accompanying notes to unaudited consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                  NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                              ------------------------
                                                                                                1996            1995
                                                                                              --------         -------
                                                                                               (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                  $  24,003        $  23,707
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Provision for loan losses                                                                  10,150            8,374
    Depreciation and amortization                                                               6,627            5,593
    Amortization of deferred fees                                                                 351            1,702
    Amortization of capitalized servicing                                                      54,739           32,443
    Amortization of bond issuance costs and discount                                              414              379
    Decrease (increase) in interest receivable                                                  2,010           (2,430)
    Loss (gain) on sale of investment securities and mortgage-backed securities                 2,116           (2,985)
    Gain on sale of loans                                                                     (23,193)         (10,281)
    Gain on sale of real estate owned                                                          (1,458)          (3,087)
    Decrease in interest payable                                                               (1,208)          (3,392)
    (Decrease) increase in unearned insurance                                                  (1,221)             766
Net change in loans held for sale                                                              44,949           30,673
Other, net                                                                                    (11,553)             283
                                                                                            ---------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     106,726           81,745

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment securities held to maturity:
  Purchases                                                                                    (1,175)
Investment securities available for sale:
  Purchases                                                                                   (42,774)         (14,198)
  Proceeds from sales                                                                           1,915
  Proceeds from maturities                                                                     33,000           20,000
Mortgage-backed securities held to maturity:
  Purchases                                                                                      (336)        (245,375)
  Proceeds from maturities                                                                     61,399           23,512
Mortgage-backed securities available for sale:
  Purchases                                                                                  (299,311)        (200,753)
  Proceeds from sales                                                                         197,137          164,722
  Proceeds from maturities                                                                     25,903            6,921
Net change in loans receivable                                                                 44,729          (16,785)
Increase in capitalized servicing                                                             (77,452)         (55,087)
Purchase of mortgage servicing rights                                                          (9,888)         (13,384)
Additions to premises and equipment                                                           (13,479)          (4,322)
Disposition of real estate owned                                                               14,806           27,238
Purchase of FHLB stock                                                                         (3,621)            (842)
Proceeds from sale of FHLB stock                                                                1,771            1,692
Net increase in trust receivable                                                              (60,230)         (22,342)
Net increase in trustee accounts                                                               52,577           91,645
                                                                                            ---------        ---------
NET CASH USED IN INVESTING ACTIVITIES                                                         (75,029)        (237,358)

--------------------------

  See accompanying notes to unaudited consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                            --------------------------
                                                                                              1996              1995
                                                                                            ---------        ---------
                                                                                               (DOLLARS IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in deposits                                                             $ (32,025)        $140,881
(Decrease) increase in securities sold under agreements to repurchase                        (165,394)         127,529
Increase (decrease) in FHLB advances, net                                                      33,000          (17,000)
Increase (decrease) in short-term borrowings                                                   42,589         (203,630)
Increase in minority interest                                                                   4,441            1,160
Proceeds from issuance of common stock                                                            962            1,813
Proceeds from public stock offering                                                                             70,207
Cash dividends                                                                                 (7,523)          (6,484)
                                                                                            ---------         --------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                          (123,950)         114,476
                                                                                            ---------         --------

Net decrease in cash and equivalents                                                          (92,253)         (41,137)
Cash and equivalents at beginning of period                                                   162,885          166,293
                                                                                            ---------         --------
Cash and equivalents at end of period                                                       $  70,632         $125,156
                                                                                            =========         ========


Supplemental disclosure of cash flow information:
Cash paid for:
  Interest                                                                                  $ 104,146         $105,479
  Income taxes                                                                                 17,884           12,050
Supplemental disclosures of noncash transactions:
  Acquisition of real estate acquired through foreclosure                                   $  19,088         $ 25,098


-------------------------

  See accompanying notes to unaudited consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION
------------------------------
The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Westcorp's annual report on Form 10-K for the year ended December 31, 1995.

Certain amounts from the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation.

                           WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B - INVESTMENT SECURITIES HELD TO MATURITY
-----------------------------------------------
Investment securities held to maturity were as follows:

                                                                          SEPTEMBER 30, 1996
                                                    -------------------------------------------------------------
                                                                        GROSS             GROSS
                                                    AMORTIZED        UNREALIZED        UNREALIZED         FAIR
                                                      COST              GAIN              LOSS            VALUE
                                                    ---------        ----------        ----------        --------
                                                                        (DOLLARS IN THOUSANDS)
U.S. Treasury securities and
  obligations of other U.S. Government
  agencies and corporations                         $  1,505                              $   33         $  1,472
Other                                                  1,176                                                1,176
                                                    --------             ----             ------         --------
                                                    $  2,681                              $   33         $  2,648
                                                    ========             ====             ======         ========


                                                                           DECEMBER 31, 1995
                                                    -------------------------------------------------------------
                                                                        GROSS             GROSS
                                                    AMORTIZED        UNREALIZED        UNREALIZED         FAIR
                                                      COST              GAIN              LOSS            VALUE
                                                    ---------        ----------        ----------        --------
                                                                        (DOLLARS IN THOUSANDS)
U.S. Treasury securities and
  obligations of other U.S.
    Government agencies and corporations            $  1,506                              $   13         $  1,493
                                                    --------             ----             ------         --------
                                                    $  1,506                              $   13         $  1,493
                                                    ========             ====             ======         ========


NOTE C - INVESTMENT SECURITIES AVAILABLE FOR SALE
-------------------------------------------------
Investment securities available for sale were as follows:

                                                                          SEPTEMBER 30, 1996
                                                    -------------------------------------------------------------
                                                                        GROSS             GROSS
                                                    AMORTIZED        UNREALIZED        UNREALIZED         FAIR
                                                      COST              GAIN              LOSS            VALUE
                                                    ---------        ----------        ----------        --------
                                                                        (DOLLARS IN THOUSANDS)
U.S. Treasury securities and
  obligations of other U.S. Government
  agencies and corporations                         $141,443             $142             $1,613         $139,972
Obligations of states and political
  subdivisions                                         1,520                                  38            1,482
Other                                                     25                                                   25
                                                    --------             ----             ------         --------
                                                    $142,988             $142             $1,651         $141,479
                                                    ========             ====             ======         ========

                           WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                           DECEMBER 31, 1995
                                                    ---------------------------------------------------------------
                                                                        GROSS             GROSS
                                                    AMORTIZED        UNREALIZED        UNREALIZED           FAIR
                                                      COST              GAIN              LOSS              VALUE
                                                    ---------        ----------        ----------         ---------
                                                                        (DOLLARS IN THOUSANDS)
U.S. Treasury securities and
  obligations of other U.S. Government
  agencies and corporations                          $130,306              $265              $519          $130,052
Obligations of states and political
  subdivisions                                          3,521                                  80             3,441
Other                                                      25                                                    25
                                                     --------            ------            ------          --------
                                                     $133,852              $265              $599          $133,518
                                                     ========            ======            ======          ========


NOTE D - MORTGAGE-BACKED SECURITIES HELD TO MATURITY
----------------------------------------------------
Mortgage-backed securities held to maturity consisted of the following:

                                                                         SEPTEMBER 30, 1996
                                                    ---------------------------------------------------------------
                                                                        GROSS             GROSS
                                                    AMORTIZED        UNREALIZED        UNREALIZED           FAIR
                                                      COST              GAIN              LOSS              VALUE
                                                    ---------        ----------        ----------         ---------
                                                                       (DOLLARS IN THOUSANDS)
GNMA certificates                                    $355,152            $1,910            $1,707          $355,355
FNMA participation certificates                        86,417                                  81            86,336
FHLMC participation certificates                        7,821               135                               7,956
Other participation certificates                          201                                                   201
                                                     --------            ------            ------          --------
                                                     $449,591            $2,045            $1,788          $449,848
                                                     ========            ======            ======          ========


                                                                          DECEMBER 31, 1995
                                                    ---------------------------------------------------------------
                                                                        GROSS             GROSS
                                                    AMORTIZED        UNREALIZED        UNREALIZED           FAIR
                                                      COST              GAIN              LOSS              VALUE
                                                    ---------        ----------        ----------         ---------
                                                                        (DOLLARS IN THOUSANDS)
GNMA certificates                                    $405,582           $10,943            $2,246          $414,279
FNMA participation certificates                        97,352             1,460                              98,812
FHLMC participation certificates                        9,120               154                               9,274
Other participation certificates                          164                                                   164
                                                     --------            ------            ------          --------
                                                     $512,218           $12,557            $2,246          $522,529
                                                     ========            ======            ======          ========

                           WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E - MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE
------------------------------------------------------
Mortgage-backed securities available for sale were as follows:

                                                                            SEPTEMBER 30, 1996
                                                  --------------------------------------------------------------------
                                                  AMORTIZED        GROSS UNREALIZED    GROSS UNREALIZED         FAIR
                                                    COST                GAIN                 LOSS               VALUE
                                                  ---------        ----------------    ----------------       --------
                                                                          (DOLLARS IN THOUSANDS)
GNMA certificates                                 $320,963              $3,996              $3,072            $321,887
FNMA participation certificates                     74,339                  50                 525              73,864
FHLMC participation certificates                    18,043                 114                 110              18,047
                                                  --------              ------              ------            --------
                                                  $413,345              $4,160              $3,707            $413,798
                                                  ========              ======              ======            ========


                                                                            DECEMBER  31, 1995
                                                 ----------------------------------------------------------------------
                                                 AMORTIZED        GROSS UNREALIZED     GROSS UNREALIZED         FAIR
                                                   COST                GAIN                 LOSS                VALUE
                                                 ---------        ----------------     ----------------       ---------
                                                                          (DOLLARS IN THOUSANDS)
GNMA certificates                                 $138,175              $2,017              $4,291            $135,901
FNMA participation certificates                     99,859               1,485                                 101,344
FHLMC participation certificates                   101,639               2,121                 671             103,089
                                                  --------              ------              ------            --------
                                                  $339,673              $5,623              $4,962            $340,334
                                                  ========              ======              ======            ========

                           WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F - NET LOANS RECEIVABLE
-----------------------------
Net loans receivable consisted of the following:

                                                            SEPTEMBER 30,        DECEMBER 31,
                                                                1996                1995
                                                            -------------        ------------
                                                                  (Dollars in thousands)
Real estate:
  Mortgage                                                    $1,338,035          $1,406,167
  Construction                                                     9,459               8,469
                                                              ----------          ----------
                                                               1,347,494           1,414,636
Less:  Undisbursed loan proceeds                                   6,068               4,672
                                                              ----------          ----------
                                                               1,341,426           1,409,964
Consumer:
  Sales contracts                                                316,121             355,058
  Other                                                           45,675              19,195
Less:  Unearned discounts                                         45,580              38,628
                                                              ----------          ----------
                                                                 316,216             335,625
                                                              ----------          ----------
                                                               1,657,642           1,745,589

Allowance for loan losses                                        (41,224)            (39,260)
Net deferred loan costs                                              959               1,627
                                                              ----------          ----------
                                                               1,617,377           1,707,956
Less:  Loans held for sale
  Mortgage                                                       159,738             148,616
  Consumer                                                       230,551             219,917
                                                              ----------          ----------
                                                                 390,289             368,533
                                                              ----------          ----------
                                                              $1,227,088          $1,339,423
                                                              ==========          ==========


Loans serviced by Westcorp for the benefit of others totalled approximately $7.0 billion and $5.6 billion at September 30, 1996 and December 31, 1995, respectively. These amounts are not reflected in the accompanying consolidated statement of financial condition.


NOTE G - CAPITALIZED SERVICING
------------------------------
Capitalized servicing consisted of the following:

                                                               SEPTEMBER 30,        DECEMBER 31,
                                                                   1996                 1995
                                                               -------------        ------------
                                                                     (DOLLARS IN THOUSANDS)
Excess consumer servicing                                         $102,453             $78,045
Excess mortgage servicing                                              206               1,843
Purchased mortgage servicing rights                                 22,609              12,843
Originated mortgage servicing rights                                 4,281               4,217
                                                                  --------             -------
                                                                  $129,549             $96,948
                                                                  ========             =======

                           WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

EXCESS CONSUMER SERVICING

Excess consumer servicing consists of the present value of estimated future cash flows to be received by Westcorp from the excess spread created in securitizations. The estimated future cash flows are determined by taking into account certain assumptions principally regarding prepayments, credit losses and servicing costs. These cash flows are then discounted at a rate management believes to be at market. The balance of the excess consumer servicing is then amortized against actual servicing income on a monthly basis. The assumptions used are evaluated each quarter and adjusted, if appropriate, to reflect performance of the contracts. The following table shows the activity of the excess consumer servicing.

                            THREE MONTHS ENDED                NINE MONTHS ENDED
                               SEPTEMBER 30,                    SEPTEMBER 30,
                         -------------------------        --------------------------
                           1996             1995            1996              1995
                         --------         --------        --------          --------
                                           (DOLLARS IN THOUSANDS)
Beginning balance        $ 93,765         $ 58,518        $ 78,045          $ 43,426
Additions                  27,197           19,572          75,191            54,762
Amortization              (18,509)         (10,980)        (50,783)          (31,078)
                         --------         --------        --------          --------
Ending balance           $102,453         $ 67,110        $102,453          $ 67,110
                         ========         ========        ========          ========


Additions to excess consumer servicing result from new securitizations and reflect the initial estimate of the present value of the future cash flows of the contracts securitized. The amortization of excess consumer servicing represents the decline in the excess consumer servicing for the respective periods based upon the present value of the remaining estimated future cash flows at the end of the period.

In initially valuing its excess consumer servicing, Westcorp establishes an off balance sheet allowance for expected losses under the spread account provisions of the securitization transactions and this allowance is included as a component in calculating the excess consumer servicing. The allowance is based upon historical experience and management's estimate of future performance regarding primarily prepayment, credit losses, and servicing costs. The amount is reviewed periodically and adjustments are made if actual experience or other factors indicate that future performance may differ from management's prior expectations.

The following table presents the estimated future undiscounted cash flows to be received from securitizations, net of estimated costs to service and after giving effect to estimated prepayments. To arrive at the excess consumer servicing, this amount is reduced by the off balance sheet allowance established for future losses and by discounting these cash flows to present value.

                           WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                            SEPTEMBER 30,
                                                                                1996
                                                                       ----------------------
                                                                       (DOLLARS IN THOUSANDS)
Estimated net undiscounted cash flows                                        $  269,849
Allowance for  losses                                                          (150,272)
Discount to present value                                                       (17,124)
                                                                             ----------
Excess consumer servicing                                                    $  102,453
                                                                             ==========

Outstanding balance of contracts sold through securitizations                $2,593,947

Allowance for losses as a percent of contracts sold through
  securitizations                                                                 5.79%


MORTGAGE SERVICING RIGHTS

Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights", ("SFAS 122") which amended Statement of Financial Accounting Standards No. 65. "Accounting for Certain Mortgage Banking Activities", ("SFAS 65") was adopted by Westcorp as of January 1, 1996. SFAS 122 requires allocation of the cost of originated or purchased mortgage loans between the servicing rights and the loans based upon their relative fair values at the date the loans are purchased or originated.

During the three and nine months ended September 30, 1996, Westcorp capitalized $2.4 million and $16.5 million, respectively, compared to $8.5 million and $13.7 million for the comparable periods of 1995 in connection with originating or purchasing the right to service mortgage loans. The mortgage servicing rights are included in capitalized servicing and as a component of mortgage banking in noninterest income. At September 30, 1996, the amortized cost basis and the fair value of mortgage servicing rights capitalized in accordance with SFAS 122 was $27.1 million. Fair value was determined based on the present value of estimated future cash flows. Significant assumptions were based upon loan type, loan coupon, loan term, market assumptions regarding prepayment, default, servicing cost and discount rate.

Amortization of mortgage servicing rights are reflected as a component of mortgage banking in noninterest income. Amortization expense for the three and nine months ended September 30, 1996 was $1.4 million and $4.0 million, respectively, compared to $0.5 million and $1.4 million for the comparable periods of 1995.


NOTE H - DIVIDENDS
------------------
Westcorp paid cash dividends of $0.10 per share on March 1, 1996, May 24, 1996 and August 29, 1996. In addition, Westcorp paid a 5% stock dividend on June 17, 1996. The per share amounts for all periods presented have been restated to reflect the increased shares outstanding. On October 29, 1996, Westcorp announced a cash dividend of $0.10 per share for shareholders of record on November 13, 1996, payable November 27, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

Total assets and total liabilities decreased $41.6 million or 1.3% to $3.18 billion at September 30, 1996 from $3.22 billion at December 31, 1995. This decrease is primarily the result of a decrease in other short-term securities and loans receivable as well as securities sold under agreements to repurchase.

On October 1, 1996, Westcorp's wholly-owned subsidiary, Western Financial Bank, F.S.B. (formerly Western Financial Savings Bank, F.S.B.) ("the Bank") changed its name to more clearly identify the Bank's expansion into a broader spectrum of banking opportunities.

LOANS
-----

Loans (including loans held for sale), net of unearned discounts and undisbursed loan proceeds, decreased $88.6 million or 5.1% since December 31, 1995. The decrease is the result of the differential between loans originated and loans sold, as well as principal reductions during the nine month period ended September 30, 1996. Westcorp has retained the servicing on substantially all loans sold and receives a servicing fee therefrom. Included in the portfolio are loans held for sale of which $160 million are mortgage loans secured primarily by single family residences and $230 million which are consumer loans secured by motor vehicles.

Consumer loan originations increased $138 million and $472 million to $561 million and $1.6 billion for the three and nine months ended September 30, 1996 from $423 million and $1.1 billion for the same periods in 1995. This increase was primarily the result of Westcorp's continued expansion of its dealer center and branch network and favorable market conditions for automobile sales. Westcorp currently conducts its consumer finance operations through 125 offices in 27 states compared to 89 offices in 15 states at December 31, 1995.

Real estate originations increased $146 million and $586 million to $294 million and $854 million for the three and nine months ended September 30, 1996 from $148 million and $268 million for the same periods in 1995. The increase in real estate originations is the result of a more favorable market environment in California and a better utilization of our expanding origination capacity. The following table sets forth the loan origination, purchase and sale activity of Westcorp for the periods indicated, excluding net deferred loan costs:

                                                             FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------------------------------------------------
                                                           1996                                       1995
                                             ------------------------------             ------------------------------
                                              MORTGAGE             CONSUMER              MORTGAGE             CONSUMER
                                             ----------            --------             ----------            --------
                                                                      (DOLLARS IN THOUSANDS)
Beginning balance                            $1,329,369           $ 306,719             $1,352,578           $ 369,484
Originations (1)                                294,071             560,732                147,899             422,547
Purchases                                            15                                          2
Sales (2)                                      (225,296)           (535,000)              (112,264)           (375,000)
Principal reductions (3)                        (56,733)            (16,235)               (33,778)            (46,116)
                                             ----------           ---------             ----------           ---------
Ending balance                               $1,341,426           $ 316,216             $1,354,437           $ 370,915
                                             ==========           =========             ==========           =========


                                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------------------------------------------------
                                                           1996                                       1995
                                             ------------------------------             ------------------------------
                                              MORTGAGE             CONSUMER              MORTGAGE             CONSUMER
                                             ----------            --------             ----------            --------
                                                                      (DOLLARS IN THOUSANDS)
Beginning balance                            $1,409,964         $   335,625             $1,320,784         $   430,708
Originations (1)                                854,308           1,592,064                268,337           1,119,698
Purchases                                           154                                        203
Sales (2)                                      (747,206)         (1,545,000)              (132,779)         (1,055,000)
Principal reductions (3)                       (175,794)            (66,473)              (102,108)           (124,491)
                                             ----------         -----------             ----------         -----------
Ending balance                               $1,341,426         $   316,216             $1,354,437         $   370,915
                                             ==========         ===========             ==========         ===========

---------------

(1)   Includes sales contracts purchased from automobile dealers.
(2)   Loans sold or securitized for which Westcorp generally retains servicing.
(3)   Includes scheduled payments, prepayments and chargeoffs.


The real estate loan portfolio (including those classified as held for sale and excluding net deferred loan costs) consisted of the following:

                                                    SEPTEMBER 30, 1996                        DECEMBER 31, 1995
                                              -----------------------------             -----------------------------
                                                AMOUNT                  %                 AMOUNT                  %
                                              ----------              -----             ----------              -----
                                                                    (DOLLARS IN THOUSANDS)
Single family residential loans:
  First trust deeds                           $  824,305               61.5%            $  816,948               57.9%
  Second trust deeds                              54,331                4.1                116,132                8.3
                                              ----------              -----             ----------              -----
                                                 878,636               65.6                933,080               66.2
Multifamily residential loans                    456,381               34.0                469,951               33.3
Construction loans                                 9,459                0.7                  8,469                0.6
Commercial loans                                   3,018                0.2                  3,136                0.2
                                              ----------              -----             ----------              -----
                                               1,347,494              100.5              1,414,636              100.3
Less:  undisbursed loan proceeds                  (6,068)              (0.5)                (4,672)              (0.3)
                                              ----------              -----             ----------              -----
                                              $1,341,426              100.0%            $1,409,964              100.0%
                                              ==========              =====             ==========              =====

Westcorp's real estate portfolio consisted primarily of adjustable rate mortgage loans (excluding net deferred loan costs) as shown below:

                                                     SEPTEMBER 30, 1996                       DECEMBER 31, 1995
                                              -----------------------------             ----------------------------
                                                AMOUNT                  %                 AMOUNT                  %
                                              ----------              -----             ----------              -----
                                                                    (DOLLARS IN THOUSANDS)
Fixed rate loans:
  Single family                               $  179,621               13.4%            $  160,699               11.4%
  Multifamily                                        768                0.1                    668                0.1
Adjustable rate loans:
  Negative amortization                          846,234               63.0                892,295               63.3
  Without negative amortization                  314,803               23.5                356,302               25.2
                                              ----------              -----             ----------              -----
                                              $1,341,426              100.0%            $1,409,964              100.0%
                                              ==========              =====             ==========              =====


The composition of the consumer loan portfolio, all of which is fixed rate, was as follows:

                                                    SEPTEMBER 30, 1996                         DECEMBER 31, 1995
                                                ---------------------------               ---------------------------
                                                 AMOUNT                 %                  AMOUNT                 %
                                                --------              -----               --------              -----
                                                                    (DOLLARS IN THOUSANDS)
Sales contracts, net                            $270,541               85.6%              $316,430               94.3%
Other                                             45,675               14.4                 19,195                5.7
                                                --------              -----               --------              -----
                                                $316,216              100.0%              $335,625              100.0%
                                                ========              =====               ========              =====

MORTGAGE-BACKED SECURITIES
--------------------------

During the first nine months of 1996, Westcorp purchased $299.6 million and sold $197.1 million of mortgage-backed securities ("MBS"). This is part of Westcorp's continuing strategy to fully employ capital and enhance net interest income.

ASSET QUALITY
-------------

DELINQUENCY
The percent of loans 60 days or more delinquent increased to 1.3% at September 30, 1996 compared to 1.2% at December 31, 1995. Delinquent loans by type of loan and as a percentage of loans by type are summarized as follows at September 30, 1996 and December 31, 1995:

                                                                           SEPTEMBER 30, 1996
                                                                        NUMBER OF DAYS DELINQUENT
                                                     ----------------------------------------------------------------
                                                          60-89                90 OR MORE                TOTAL
                                                     ------------------     -----------------       -----------------
                                                      AMOUNT        %        AMOUNT         %        AMOUNT        %
                                                     -------       ---      -------       ---       -------       ---
                                                                         (DOLLARS IN THOUSANDS)
Single family residential homes                      $2,821        0.3%     $14,101       1.6%      $16,922        1.9%
Multifamily residential homes                           291        0.1        1,748       0.4         2,039        0.4
Consumer                                              1,385        0.4        1,124       0.4         2,509        0.8
                                                     ------        ---      -------       ---       -------        ---
                                                     $4,497        0.3%     $16,973       1.0%      $21,470        1.3%
                                                     ======        ===      =======       ===       =======        ===

                                                                            DECEMBER 31, 1995
                                                                        NUMBER OF DAYS DELINQUENT
                                                     ----------------------------------------------------------------
                                                          60-89                90 OR MORE                TOTAL
                                                     -----------------      -----------------      ------------------
                                                      AMOUNT        %        AMOUNT         %       AMOUNT         %
                                                     -------       ---      -------       ---      --------       ---
                                                                         (DOLLARS IN THOUSANDS)
Single family residential homes                      $4,416        0.5%     $10,769       1.2%     $15,185        1.6%
Multifamily residential homes                         1,215        0.3        1,693       0.4        2,908        0.6
Consumer                                              1,529        0.5          526       0.2        2,055        0.6
Construction                                                                    107       1.6          107        1.6
                                                     ------        ---      -------       ---      -------        ---
                                                     $7,160        0.4%     $13,095       0.8%     $20,255        1.2%
                                                     ======        ===      =======       ===      =======        ===


NONPERFORMING ASSETS

Total nonperforming assets ("NPA") increased $6.6 million or 22.3% to $35.8 million at September 30, 1996 compared to $29.2 million at December 31, 1995 and $34.6 million at September 30, 1995. During the last quarter of 1995, $5.7 million of real estate acquired through foreclosure was sold which caused the NPA balance to appear unusually low. The September 30, 1996 amount is more comparable to the September 30, 1995 amount as noted above. At September 30, 1996, NPAs represented 1.1% of total assets compared to 0.9% at December 31, 1995 and 1.2% at September 30, 1995.

NPAs consist of nonperforming loans ("NPL") and real estate acquired through foreclosure ("REO"). REOs are carried at fair value. NPLs are defined as all loans on nonaccrual, which include mortgage loans 90 days or more past due or performing loans where full collection of principal and interest is not reasonably assured. NPLs include loans categorized as impaired. When a loan is designated as nonaccrual, all previously accrued interest is reversed. Interest on nonperforming loans excluded from interest income was $1.1 million at September 30, 1996 compared to $1.0 million at September 30, 1995.

As a result of the adoption of Statement of Financial Accounting Standards No. 114, a loan is considered impaired when, based on current information and events, it is probable that Westcorp will be unable to collect all amounts due according to the contractual terms of the loan agreement. Westcorp measures impairment based on, among other factors, the fair value of the loan's collateral. Changes in the fair value of loans are recorded through the allowance for loan losses. At September 30, 1996 and December 31, 1995, impaired loans were $8.8 million and $7.5 million, respectively.

NONPERFORMING LOANS

Nonperforming loans by loan type consisted of the following:

                                                                    SEPTEMBER 30,        DECEMBER 31,
                                                                         1996                1995
                                                                    -------------        ------------
                                                                           (DOLLARS IN THOUSANDS)
Single family residential homes                                        $14,319              $9,934
Multifamily 5-36 units                                                   4,619               5,993
Multifamily 37+ units                                                    4,993               2,366
Other                                                                                          107
                                                                       -------             -------
                                                                       $23,931             $18,400
                                                                       =======             =======

  The migration of nonperforming loans and real estate owned from December 31, 1995 to September 30, 1996 is shown below:

                                                               SINGLE
                                                               FAMILY       MULTIFAMILY     MULTIFAMILY
                                                 TOTAL       1 - 4 UNITS    5 - 36 UNITS     37+ UNITS      CONSTRUCTION
                                               --------      -----------    ------------    -----------     ------------
                                                                     (DOLLARS IN THOUSANDS)
Balance, December 31, 1995                     $18,400          $9,934          $5,993          $2,366           $ 107
New nonperforming loans                         29,632          19,083           6,041           4,508
REO                                            (14,194)         (7,447)         (5,077)         (1,563)           (107)
Cures and payoffs                               (9,307)         (6,651)         (2,338)           (318)
Chargeoffs                                        (600)           (600)
                                               -------         -------          ------          ------           -----
Balance, September 30, 1996                    $23,931         $14,319          $4,619          $4,993           $   0
                                               =======         =======          ======          ======           =====


REAL ESTATE ACQUIRED THROUGH FORECLOSURE

                                                               SINGLE
                                                               FAMILY       MULTIFAMILY     MULTIFAMILY
                                                TOTAL        1 - 4 UNITS    5 - 36 UNITS     37+ UNITS      CONSTRUCTION
                                               --------      -----------    ------------    -----------     ------------
                                                                     (DOLLARS IN THOUSANDS)
Balance, December 31, 1995                     $ 10,831         $ 7,235        $ 2,913                           $ 683
New REO                                          19,088          10,131          8,872                              85
Sales                                           (14,323)         (8,386)        (5,937)
Writedowns                                       (3,767)         (1,584)        (1,785)                           (398)
                                               --------         -------        -------       ----------          -----
Balance, September 30, 1996                    $ 11,829         $ 7,396        $ 4,063                           $ 370
                                               ========         =======        =======       ==========          =====


Assets secured by single family residential properties comprised the largest portion of nonperforming assets. As of September 30, 1996, $14.3 million or 60% of NPLs and $7.4 million or 63% of REOs were secured by single family residential properties.

ALLOWANCE FOR LOAN AND REAL ESTATE LOSSES

Consistent with loan volume, loan sales, losses, nonaccrual loans and other relevant factors, Westcorp increased its allowance for loan losses to $41.2 million for September 30, 1996 compared to $39.3 million for December 31, 1995. While Westcorp's portfolio consists primarily of single family loans, no single loan, borrower or series of such loans comprise a significant portion of the total portfolio. The provision and allowance for loan losses are indicative of loan volumes, loss trends and management's analysis of market conditions. The allowance for loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the loan portfolio.

The following table presents summarized data relative to the allowance for loan losses:

                                                                                    SEPTEMBER 30,        DECEMBER 31,
                                                                                         1996                1995
                                                                                    -------------        ------------
Total loans                                                                           $1,657,642          $1,745,589
Allowance for loan losses                                                                 41,224              39,260
Allowance for real estate losses                                                             784                 784
Loans past due 60 days or more                                                            21,470              20,255
Nonperforming  loans                                                                      23,931              18,400
Nonperforming assets (1)                                                                  35,760              29,231
Allowance for loan losses as a percent of:
  Total loans (2)                                                                            2.5%                2.2%
  Loans past due 60 days or more                                                           192.0%              193.8%
  Nonperforming loans                                                                      172.3%              213.4%
Total allowance as a percent of nonperforming assets                                       117.5%              137.0%
Nonperforming loans as a percent of total loans                                              1.4%                1.1%
Nonperforming assets as a percent of total assets                                            1.1%                0.9%

--------------

(1)   Nonperforming loans and real estate owned.
(2)   Loans, net of unearned discounts and undisbursed loan proceeds.

The table below provides a historical analysis of the allowance for loan losses:

                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                                         ------------------------          -----------------------
                                                           1996            1995              1996            1995
                                                         -------          -------          -------         -------
                                                                           (DOLLARS IN THOUSANDS)
Balance at beginning of period                           $42,066          $41,256          $39,260         $41,323
Chargeoffs:
  Mortgage loans                                          (1,888)          (2,653)          (4,324)         (5,011)
  Consumer loans                                          (3,293)          (3,549)         (11,322)         (8,946)
                                                         -------          -------         --------        --------
                                                          (5,181)          (6,202)         (15,646)        (13,957)
Recoveries:
  Mortgage loans                                              55               57            2,008             184
  Consumer loans                                           1,187            1,277            3,982           3,305
                                                         -------          -------         --------        --------
                                                           1,242            1,334            5,990           3,489
                                                         -------          -------         --------        --------
Net chargeoffs                                            (3,939)          (4,868)          (9,656)        (10,468)
Adjustments                                                                                  1,470 (1)         800 (2)
Provision for loan losses                                  3,097            3,641           10,150           8,374
                                                         -------          -------         --------        --------
Balance at end of period                                 $41,224          $40,029         $ 41,224        $ 40,029
                                                         =======          =======         ========        ========
Ratio of net chargeoffs during period to average
  loans outstanding during the period
  (annualized)                                              0.90%            1.10%            0.73%           0.80%
                                                         =======          =======         ========        ========



Changes in the allowance for real estate losses were as follows:

                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                                         ------------------------          -----------------------
                                                           1996            1995              1996            1995
                                                         -------          -------          -------         -------
                                                                           (DOLLARS IN THOUSANDS)

Balance at beginning of period                           $   784          $   784         $    784        $  1,684
Provision for real estate losses                                                                              (100)
Transfer to the allowance for loan losses                                                                     (800)(2)
                                                         -------          -------         --------        --------
Balance at end of period                                 $   784          $   784         $    784        $    784
                                                         =======          =======         ========        ========

---------------

(1) Purchase accounting adjustments related to the acquisition of The Hammond Company and its subsidiaries.
(2) Transfer from the allowance for real estate losses to the allowance for loan losses as part of implementing SFAS 114.

                             RESULTS OF OPERATIONS

SUMMARY
-------

Westcorp reported net income of $3.5 million and $24.0 million for the three and nine months ended September 30, 1996, compared to $9.1 million and $23.7 million for the comparable periods of 1995. The September 30, 1996 quarter's results included a one-time pre-tax charge of $12.0 million for the special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"). Return on average assets was 0.44% and 0.99% for the three and nine months ended September 30, 1996, compared to 1.30% and 1.13% for the same periods of 1995. Return on average equity was 4.45% and 10.44% for the three and nine months ended September 30, 1996, compared to 15.51% and 13.51% for the comparable periods of 1995. Net income was primarily affected by the following factors:

  o Net interest income increased as Westcorp increased its purchases of mortgage-backed securities and as originations of loans increased.

  o The automobile lending income increase is primarily due to an increase in the amounts securitized, wider interest rate spreads and an increase in the overall servicing portfolio.

  o The mortgage banking income increase is the result of the adoption of SFAS 122 which recognizes the value of originated mortgage servicing rights as well as the initiation of a program to sell certain loans with servicing rights released.

  o As mentioned above, insurance expense increased as a result of a one-time $12.0 million assessment to recapitalize SAIF.

  o Miscellaneous expense increased primarily as a result of expansion of operations in both the automobile lending and mortgage banking businesses.

NET INTEREST INCOME
-------------------

Net interest income for the three and nine months ended September 30, 1996 was $27.1 million and $76.2 million, respectively. For the same periods of 1995, net interest income totalled $21.6 million and $60.1 million.

The total interest rate spread increased 37 basis points for the nine months ended September 30, 1996, compared to the same period of 1995 due to an increase of 17 basis points in the yield on interest earning assets while the cost of funds decreased by 20 basis points.

The increase in yield on interest earning assets for the nine months ended September 30, 1996, compared to the same period of 1995 was affected by a 122 basis point increase in the yield on the consumer loan portfolio, which is due to a shift in product mix to higher yielding loans and a 26 basis point increase in the yield on mortgage loans due to both increased yields and volume.

The decrease in the cost of funds was affected by a 43 basis point decrease in public debt offerings, a 63 basis point decrease in the rate paid on repurchase agreements and a 132 basis point decrease in the rate paid on FHLB advances and other borrowings for the nine months ended September 30, 1996 compared to the same period of 1995 due to lower borrowing rates.

  Interest rates for interest earning assets and liabilities for the three and nine months ended September 30, 1996 and 1995 are summarized as follows:

                                                                    FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                                     ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                                    --------------------          -------------------
                                                                     1996          1995            1996          1995
                                                                    ------        ------          ------        ------
                                                                    YIELD/        YIELD/          YIELD/        YIELD/
                                                                     RATE          RATE            RATE          RATE
                                                                    ------        ------          ------        ------
Interest earning assets:
                                                                     5.68%         5.42%           5.51%         5.48%
  Investment securities (1)
  Mortgage-backed securities (1)                                     7.42          7.55            7.26          7.31

  Loans:
    Consumer                                                        16.64         14.35           15.83         14.61
    Mortgage (2)                                                     7.75          7.91            7.72          7.46
  Other                                                              5.28          5.67            5.50          5.67
                                                                    -----         -----           -----         -----
Total interest earning assets                                        8.78          8.66            8.56          8.39

Interest bearing liabilities:
  Savings deposits                                                   5.53          5.92            5.64          5.74
  Public debt offerings                                              6.63          6.99            6.76          7.19
  Repurchase agreements                                              5.17          5.86            5.03          5.66
  FHLB advances and other borrowings                                 6.73          7.61            6.19          7.51
                                                                    -----         -----           -----         -----
Total interest bearing liabilities                                   5.67          6.11            5.75          5.95

Interest rate spread                                                 3.11%         2.55%           2.81%         2.44%
                                                                    =====         =====           =====         =====
Net yield on average interest
  earning assets                                                     3.91%         3.29%           3.65%         3.21%
                                                                    =====         =====           =====         =====

---------------

(1)   Includes both securities available for sale and held to maturity.
(2) For the purposes of these computations, nonaccruing loans are included in the average loan amounts outstanding.

ASSET/LIABILITY MANAGEMENT
--------------------------

One of the key components to Westcorp's ongoing profitability is, among other factors, the extent to which the effect of changes in interest rates on its earnings are minimized. Thus, a major objective of Westcorp's asset/liability management program has been to control interest rate risk through matching the maturity and repricing characteristics of its interest-earning assets with those of its interest-bearing liabilities.

Westcorp originates both adjustable-rate mortgages ("ARM") and fixed-rate
mortgages.   To minimize the interest rate risk associated with its real estate loan portfolio, Westcorp generally retains the ARMs in its own loan portfolio and sells its fixed-rate loans in the secondary market with servicing rights retained. During the first nine months of 1996, Westcorp purchased rights to service $1.2 billion of single family residential mortgage loans for $9.9 million. At September 30, 1996, Westcorp serviced $4.4 billion in mortgage real estate loans for others. ARMs and adjustable-rate mortgage-backed securities ("MBS") amounted to 63% of the total mortgage loans and MBS held by Westcorp at September 30, 1996. Interest rates generally adjust on a monthly, semi-annual or annual basis with 88% of Westcorp's adjustable mortgage loans adjusting monthly.

Westcorp also originates fixed-rate consumer loans. To minimize interest rate risk associated with its consumer loan portfolio, Westcorp has sold substantially all of its consumer loan production in securitization transactions in which it has retained the servicing rights. The interest rate passed through to the purchasers of those consumer loans is fixed, which provides off balance sheet matched funding for the majority of Westcorp's consumer loans. At September 30, 1996, Westcorp serviced $2.6 billion in consumer loans for others.

Approximately 17% of Westcorp's other borrowed funds at September 30, 1996 had fixed rates and maturities greater than one year. Of that amount, 89% were subordinated debentures redeemable in four years and mature in seven years.

Westcorp has entered into or committed to interest rate caps and swaps as hedges against market value changes in designated portions of its MBS portfolio. At September 30, 1996, caps with notional amounts totalling $150 million and a swap of $50 million were outstanding. The cap agreements have strike rates of 8.0% and 7.5% and expire in September, 1999 and 2003, respectively. The swap has a pay rate of 5.9% and expires in December, 2002. Westcorp uses only counterparties with high credit ratings and further reduces its risk by avoiding any material concentration with a single counterparty. Credit exposure is limited to those agreements with a positive fair value and only to the extent of that fair value.

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

The following table illustrates the projected interest rate maturities, based upon certain assumptions, regarding the major asset and liability categories of Westcorp at September 30, 1996. The interest rate sensitivity of Westcorp's assets and liabilities illustrated in the following table could vary substantially if different assumptions were used or actual experience differs from the assumptions set forth.

                       INTEREST RATE SENSITIVITY ANALYSIS
                             AT SEPTEMBER 30, 1996

                                            WITHIN        3 MONTHS    1 YEAR TO    3 YEARS TO     AFTER 5
                                           3 MONTHS      TO 1 YEAR     3 YEARS       5 YEARS       YEARS         TOTAL
                                          ----------     ---------    ---------    ----------     -------      ----------
                                                                      (DOLLARS IN THOUSANDS)
Interest earning assets:
Investment securities                     $   10,351     $  50,160     $ 83,649                              $  144,160
Other investments                             70,122           510                                               70,632
Mortgage-backed  securities                  224,804        26,071      155,049     $140,718     $ 316,747      863,389
Consumer loans (1)                            65,535        83,906      126,897       37,541         2,337      316,216
Mortgage loans:
  Adjustable rate (2)                        916,168       226,375        9,036                               1,151,579
  Fixed rate (2)                              14,328         4,146       18,528       18,029       125,357      180,388
  Construction (2)                             9,459                                                              9,459
                                          ----------    ----------     --------     --------     ---------   ----------

Total interest earning assets              1,310,767       391,168      393,159      196,288       444,441    2,735,823

Interest bearing liabilities:
Savings deposits:
  Passbook/statement accounts(3)               2,533         6,805       13,468        8,642        15,519       46,967
  Money market deposit accounts (3)               21            56          111           71           126          385
  Certificate accounts (4)                   438,376       916,649      235,209       32,037                  1,622,271
FHLB advances (4)                            120,000        92,000        6,500                      6,500      225,000
Other borrowings (4)                         343,061           488                                 104,774      448,323
                                          ----------    ----------     --------     --------     ---------   ----------

Total interest bearing liabilities           903,991     1,015,998      255,288       40,750       126,919    2,342,946
                                          ----------    ----------     --------     --------     ---------   ----------
Excess interest earning assets
  (liabilities)                              406,776     (624,830)      137,871      155,538       317,522      392,877
Effect of hedging activities                  50,000                                              (50,000)
                                          ----------    ---------      --------     --------     ---------   ----------
Hedged excess                             $  456,776    $(624,830)     $137,871     $155,538     $ 267,522   $  392,877
                                          ==========    =========      ========     ========     =========   ==========
Cumulative excess                         $  456,776    $(168,054)     $(30,183)    $125,355     $ 392,877   $  392,877
                                          ==========    =========      ========     ========     =========   ==========

Cumulative excess as a percentage
  of total interest earning assets             16.70%       (6.14)%      (1.10)%        4.58%        14.36%       14.36%

----------------------

(1) Based on contractual maturities adjusted by Westcorp's historical prepayment rate.
(2)   Based on interest rate repricing adjusted for projected prepayments.
(3)   Based on assumptions established by the Office of Thrift Supervision
      ("OTS").
(4)   Based on contractual maturity.

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses for the three and nine months ended September 30, 1996 was $3.1 million and $10.1 million compared to $3.6 million and $8.4 million during the comparable periods of 1995. Westcorp recorded a lower provision for loan losses for the third quarter of 1996 compared to 1995 as a result of a lower level of loans receivable outstanding.

NONINTEREST INCOME
------------------

Total noninterest income for the three and nine months ended September 30, 1996 was $47.3 million and $133.1 million compared to $28.4 million and $72.3 million during the comparable periods of 1995. Noninterest income is generated from automobile lending activities, mortgage banking activities, and other ancillary sources.

AUTOMOBILE LENDING

Westcorp originates and subsequently sells automobile sales contracts in the
secondary market with servicing rights retained.   Income from automobile
lending includes gain from the sale of loans, as well as loan servicing income net of amortization of capitalized servicing and other related income such as document fees and late charges. For the three and nine months ended September 30, 1996, automobile lending generated income of $38.7 million and $111.4 million compared to $25.1 million and $63.3 million for the same periods of 1995.

During the three and nine months ended September 30, 1996, net gain from sale of contracts totalled $9.4 million and $31.7 million compared to $5.3 million and $11.8 million for the same periods of 1995. The increase in the gain on sale reported in 1996 is primarily the result of increases in both the amounts securitized and wider interest rate spreads. Contracts sold during the third quarter of 1996 totalled $535 million and $1.5 billion for the three and nine months ended September 30, 1996 compared to $375 million and $1.1 billion during the same periods of 1995.

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

Net loan servicing income totalled $21.0 million and $56.9 million for the three and nine months ended September 30, 1996, compared to $14.2 million and $36.2 million for the comparable periods of 1995. Westcorp serviced $2.6 billion of consumer loans for others at September 30, 1996 compared to $1.7 billion at September 30, 1995.

Automobile lending income for the three and nine months ended September 30, 1996 and 1995 is summarized as follows:

                                                                  FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                                  ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                                 ----------------------         ----------------------
                                                                  1996           1995            1996           1995
                                                                 --------      --------         --------       -------
                                                                               (DOLLARS IN THOUSANDS)
Gains from sale of contracts                                      $ 9,421       $ 5,303         $ 31,728       $11,845
Loan servicing income                                              21,011        14,229           56,887        36,197
Other fee income                                                    8,296         5,583           22,778        15,264
                                                                  -------       -------         --------       -------
                                                                  $38,728       $25,115         $111,393       $63,306
                                                                  =======       =======         ========       =======

MORTGAGE BANKING

Westcorp originates mortgage loans for sale in the secondary market. Mortgage banking operations include gains and losses on the sale of loans, loan servicing income net of amortization of capitalized servicing and other income (primarily late charges). During the three and nine months ended September 30, 1996, mortgage banking generated income of $4.6 million and $14.4 million compared to $0.7 million and $2.8 million for the comparable periods of 1995.

Gains on sale of mortgage loans for the three and nine months ended September 30, 1996 totalled $2.1 million and $8.5 million compared to losses from sale of mortgage loans of $1.0 million and $1.6 million during the comparable periods of 1995. The increase in gain on sale of mortgage loans is a result of the adoption of SFAS 122 which recognizes the value of originated servicing rights as well as the initiation of a program to sell certain loans with servicing rights released. Loans sold during the third quarter of 1996 totalled $225 million and $747 million for the three and nine months ended September 30, 1996 compared to $112 million and $133 million for the same periods of 1995. Mortgage loans held for sale increased from $149 million at December 31, 1995 to $160 million at September 30, 1996.

Net loan servicing income was $2.1 million and $4.4 million for the three and nine months ended September 30, 1996 compared to $1.5 million and $3.6 million for the comparable periods of 1995. At September 30, 1996, Westcorp serviced $4.4 billion of mortgage loans for others compared to $3.2 billion at September 30, 1995. Net loan servicing income did not increase proportionately with the servicing portfolio, due to the amortization of originated and purchased mortgage servicing rights which amounted to $1.4 million and $3.9 million for the three and nine months ended September 30, 1996 compared to $0.4 million and $1.3 million for the comparable periods of 1995.

Mortgage banking income for the three and nine months ended September 30, 1996 and 1995 is summarized as follows:

                                                                  FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                                  ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                                 ----------------------         ----------------------
                                                                  1996           1995            1996           1995
                                                                 --------      --------         --------       -------
                                                                               (DOLLARS IN THOUSANDS)
Net gains (losses) from sale of mortgage loans                     $2,057       $(1,037)         $ 8,535       $(1,564)
Loan servicing income                                               2,094         1,506            4,350         3,566
Other                                                                 478           273            1,485           772
                                                                   ------       -------          -------       -------
                                                                   $4,629       $   742          $14,370       $ 2,774
                                                                   ======       =======          =======       =======

MISCELLANEOUS

Other sources of income include insurance income and real estate operations. Insurance income is generated primarily from commissions earned on the sale of loan-related insurance products as well as insurance-related investment products. Insurance income for the three and nine months ended September 30, 1996 totalled $4.9 million and $10.6 million compared to $1.9 million and $4.3 million for the same periods in 1995.

Real estate operations include the ongoing costs of operation and disposition associated with Westcorp's REOs. Real estate operations had losses of $0.9 million and $2.3 million for the three and nine months ended September 30, 1996 compared to losses of $0.2 million and income of $0.5 million for the same periods in 1995.

NONINTEREST EXPENSE
-------------------

Noninterest expense consists of salaries and employee benefits, occupancy expense, insurance and other operating expenses. Noninterest expense increased to $61.7 million and $148.2 million for the three and nine months ended September 30, 1996 compared to $29.0 million and $81.6 million for the same periods in 1995. As discussed in the summary section, $12.0 million of this increase is in insurance expense which relates to the accrual for the SAIF insurance fund recapitalization. SAIF-insured institutions will benefit from a reduction in insurance premiums beginning January 1, 1997. The Federal Deposit Insurance Corporation is in the process of establishing new premium schedules. In addition, compensation and benefits increased primarily due to expansion of operations in both the automobile lending and mortgage banking businesses. The ratio of annualized operating expense to average serviced loans was 2.62% for the nine months ended September 30, 1996 compared to 2.14% for the nine months ended September 30, 1995.

INCOME TAXES
------------

The effective tax rates for the nine months ended September 30, 1996 and 1995 were 42.0% and 41.3%, respectively.

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

During the first nine months of 1996, Westcorp purchased $300 million of MBS to more profitably employ its excess capital and enhance interest spreads. These securities have been segregated, on an individual security basis, into the available for sale portfolio and the held to maturity portfolio in the financial statements in accordance with management's intent and ability to hold the securities to maturity. These purchases included both fixed and adjustable rate MBS.

The Bank is a federally chartered savings bank. As such, it is subject to certain minimum capital requirements. The Federal Deposit Insurance Corporation Improvement Act of 1991 separates all financial institutions into one of five capital categories: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". In order to be considered "adequately capitalized", an institution must have a total risk-based capital ratio of 8% or greater, a Tier 1 (i.e., core) risk-based capital ratio of 4% or greater, a leverage ratio (i.e., core) of 4% or greater and not be subject to any OTS order or directive to meet and maintain a specific capital level for any capital measure. At September 30, 1996 the Bank had a total risk-based capital ratio of 9.27%, a Tier 1 risk-based capital ratio of 6.55% and a leverage ratio of 8.34%. The Bank currently meets all the requirements of an "adequately capitalized" institution. Its regulatory capital position at September 30, 1996 was as follows:


                                          TANGIBLE                      CORE                     RISK-BASED
                                           CAPITAL                    CAPITAL                     CAPITAL
                                    --------------------        -------------------         -------------------
                                    AMOUNT         RATIO        AMOUNT        RATIO         AMOUNT        RATIO
                                    --------       -----        -------       -----         --------      -----
                                                               (DOLLARS IN THOUSANDS)
Regulatory capital                   $266,187      8.43%(1)     $266,187       8.43%(1)     $376,794       9.27%(2)
Minimum OTS capital requirement        47,373      1.50           94,747       3.00          325,102       8.00
                                     --------      ----         --------       ----          -------       ----
Excess capital                       $218,814      6.93%        $171,440       5.43%        $ 51,692       1.27%
                                     ========      ====         ========       ====         ========       ====

-----------------

(1) As a percentage of total adjusted assets
(2) As a percentage of risk-weighted assets


As a member of the Federal Home Loan Bank System, the Bank is required to maintain a specified ratio of cash, short-term United States government and other qualifying securities to net withdrawable accounts and borrowings payable in a year or less. The required liquidity ratio is currently 5%. The Bank has maintained liquidity in excess of the required amount in 1996.

                          PART II.  OTHER INFORMATION
                          ---------------------------


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



                                    WESTCORP
-------------------------------------------------------------------------------
                                  (Registrant)





Date: November 1, 1996               By:  /s/ JOY SCHAEFER
                                          -----------------------------------
                                              Joy Schaefer
                                              Senior Executive Vice President
                                              and Chief Operating Officer



Date: November 1, 1996               By:  /s/ LEE A. WHATCOTT
                                          -----------------------------------
                                              Lee A. Whatcott
                                              Senior Vice President and Chief
                                              Financial Officer (Principal
                                              Financial and Accounting
                                              Officer)