Form 10-K
period 1996-12-31
WESTCORP /CA/
filed 1997-03-21
CIK 813461

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER 33-13646

                                    WESTCORP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                  CALIFORNIA                                    51-0308535
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
        23 PASTEUR, IRVINE, CALIFORNIA                          92618-3816
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 727-1000
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
---------------------------------------------------------------------------------------------
          Common Stock $1 par value                       New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports,) and (2) has been subject to such filing requirements for the last 90 days. Yes [x] No[ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997:
                 COMMON STOCK, $1.00 PAR VALUE -- $179,257,563

  The number of shares outstanding of the issuer's class of common stock as of
                               February 28, 1997:
                  COMMON STOCK, $1.00 PAR VALUE -- 26,013,268

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the 1996 Annual Meeting of Shareholders to be held April 29, 1997, are incorporated by reference into Part III.
================================================================================

                           WESTCORP AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                     PART I

                                                                                          PAGE
                                                                                          ----
Item 1.    Business.....................................................................    2
Item 2.    Properties...................................................................   45
Item 3.    Legal Proceedings............................................................   45
Item 4.    Submission of Matters to a Vote of Security Holders..........................   45

                                              PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters........   45
Item 6.    Selected Financial Data......................................................   46
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations...................................................................   47
Item 8.    Financial Statements and Supplementary Data..................................   58
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial
           Disclosure...................................................................   58

                                             PART III
Item 10.   Directors and Executive Officers of the Registrant...........................   58
Item 11.   Executive Compensation.......................................................   58
Item 12.   Security Ownership of Certain Beneficial Owners and Management...............   58
Item 13.   Certain Relationships and Related Transactions...............................   58

                                              PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............   58

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Westcorp, a California corporation, is a financial services holding company which specializes primarily in automobile ("consumer") lending through WFS Financial Inc ("WFS") and residential real estate ("mortgage") lending through Western Financial Bank, F.S.B. , formerly Western Financial Savings Bank, F.S.B. (the "Bank"). Westcorp owns all the capital stock of the Bank, Westran Services Corp. ("Westran") and Westcorp Investments, Inc. ("WII"). The Bank owns 81% of the capital stock of WFS, which in turn owns all the outstanding stock of WFS Financial Auto Loans, Inc. ("WFAL"), WFS Financial Auto Loans 2, Inc. ("WFAL2") and WFS Investments, Inc ("WFSII").

     The Bank also owns all the outstanding capital stock of The Hammond Company, The Mortgage Bankers ("THCMB"), Western Reconveyance Company, Inc. ("RECON"), Westhrift Life Insurance Company ("Westhrift"), Western Consumer Services, Inc. ("WCS") and Western Financial Insurance Agency, Inc., formerly Westplan Insurance Agency, Inc. ("WFIA"). As of December 31, 1996, WFIA owns all the outstanding capital stock of Western Financial Investments, Inc., formerly Westplan Investments ("WFI"). On January 1, 1997, WFI became a direct subisidiary of the Bank.

     In 1982, Westcorp acquired Evergreen Savings and Loan Association ("Evergreen"), a California-licensed savings and loan association, which became a wholly-owned subsidiary of Westcorp. Evergreen's name was ultimately changed to Western Financial Savings Bank. In 1992, Western Financial Savings Bank converted to a federal charter and added F.S.B. to its name. As of October 1, 1996, Western Financial Savings Bank, F.S.B. changed its name to Western Financial Bank, F.S.B. to more accurately reflect the addition of a broad array of new products and services.

     The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). It is further subject to certain regulations of the Board of Governors of the Federal Reserve System ("FRB") which governs reserves required to be maintained against deposits and other matters. The Bank is also a member of the Federal Home Loan Bank of San Francisco ("FHLB"), one of twelve regional banks for federally insured savings and loan associations and banks comprising the Federal Home Loan Bank System ("FHLB System"). The FHLB System is under the supervision of the Federal Housing Finance Board. WFS and certain other subsidiaries of the Bank are further regulated by various departments or commissions of the states in which it does business.

     The types of loans which Westcorp may originate are primarily defined by federal statutes and regulations. Westcorp's strategy to date has been to focus on and expand its two principal lines of business -- automobile lending and mortgage lending. During 1996, Westcorp continued its aggressive nationwide expansion of its automobile lending operations, growing to 136 offices at December 31, 1996 and as of the date hereof serving a total of 31 states. Additionally, Westcorp initiated its transition to becoming a full-service financial institution, which included the introduction of commercial banking services and the expansion of the products and services offered by the mortgage banking and retail banking divisions of the Bank.

     Westcorp's strategy for automobile lending is to purchase automobile loans from new and used car dealers, securitize these loans through underwritten public sales of securities and retain the right to service them. In order to achieve this strategy, Westcorp focuses on developing and maintaining strong relationships with its dealers through frequent and substantial personal interaction. Westcorp has two automobile lending divisions, the Dealer Center Division and the Branch Division to compete in the prime and non-prime auto finance industry, respectively. Westcorp's segregation of the automobile lending market by credit quality enables it to tailor the operation of its divisions to best serve dealers while maximizing its ability to collect such loans from obligors.

     Westcorp's business plan for mortgage lending is to originate or purchase loans, and to sell or securitize them in the secondary market and retain the servicing rights thereon. While maintaining its focus on traditional mortgage lending, Westcorp has concentrated on developing and offering new niche products to meet the special needs of customers in the California marketplace, including alternative mortgage products for consumers who do not qualify for conventional mortgages and home equity loans based on the borrower's ability to pay rather than the borrower's equity in the home. Westcorp originated and purchased loans secured by residential real estate through 31 mortgage offices in 11 states at December 31, 1996 and as of the date hereof. In addition, the Bank has continued to focus on expanding its servicing portfolio through the generation of new loans and acquisition of packages of mortgage servicing rights.

     In addition to its two principal lines of business, Westcorp continues to focus on retail banking through its 26 branch offices at December 31, 1996 and as of the date hereof. In its retail banking operations, Westcorp attempts to serve the needs of individuals and small businesses establishing "relationship banking" and offering a wider range of products, such as demand deposits and money market accounts and by expanding its alternative delivery channels, such as automated teller machines ("ATMs").

     Westcorp has recently commenced its commercial banking operations targeted at small and medium-sized business in southern California, offering loans, lines of credit and trade finance services, as well as account analysis, cash management and other commercial depository services.

     Management believes that Westcorp and its clients are best served by strengthening Westcorp's focus on its ability to cross-sell products and services to its current households. This focus includes developing a common identity, while maximizing point of sale cross-selling opportunities. Westcorp also intends to solicit additional potential customers through strategic direct mail programs. Westcorp's target markets are the individual consumer and small and medium-sized businesses, to which Westcorp intends to offer "relationship banking", focused on proactive customer service.

     The following table sets forth the loan origination, purchase and sale activity of Westcorp for the periods indicated.

                                                  FOR THE YEAR ENDED DECEMBER 31,
                               ----------------------------------------------------------------------
                                  1996           1995           1994           1993           1992
                               ----------     ----------     ----------     ----------     ----------
                                                       (DOLLARS IN THOUSANDS)
Loans originated:
  Consumer loans(1)..........  $2,128,152     $1,533,989     $1,183,188     $  829,181     $  673,473
  Mortgage loans:
     Existing property.......   1,278,913        507,884        665,480        879,592        570,796
     Construction............      10,207          5,697         18,853         33,511         27,013
                               ----------     ----------     ----------     ----------     ----------
     Total mortgage loans....   1,289,120        513,581        684,333        913,103        597,809
  Commercial.................       8,632
                               ----------     ----------     ----------     ----------     ----------
Total loans originated.......   3,425,904      2,047,570      1,867,521      1,742,284      1,271,282
Loans purchased:
  Mortgage loans on existing
     property................         213            252         45,373            210          2,441
                               ----------     ----------     ----------     ----------     ----------
Total loans purchased........         213            252         45,373            210          2,441
Loans sold or securitized:
  Automobile loans...........   2,090,000      1,480,000        842,000        777,500        450,000
  Mortgage loans.............     992,582        304,242        541,923        803,992        386,257
                               ----------     ----------     ----------     ----------     ----------
Total loans sold or
  securitized................   3,082,582      1,784,242      1,383,923      1,581,492        836,257
Principal reductions(2)......     357,507        269,483        334,627        529,683        617,017
                               ----------     ----------     ----------     ----------     ----------
(Decrease) increase in total
  loans......................  $  (13,972)    $   (5,903)    $  194,344     $ (368,681)    $ (179,551)
                               ==========     ==========     ==========     ==========     ==========

---------------

(1) Includes automobile loans purchased from automobile dealers.

(2) Includes scheduled payments, prepayments and chargeoffs.

     At December 31, 1996, Westcorp's loan portfolio totalled $1.7 billion, which consisted of 13% consumer loans, 83% loans secured by real property used primarily for residential purposes, 1% in commercial loans and 3% of consumer loans (other than automobile loans). Westcorp's loan portfolio totalled $1.7 billion at December 31, 1995, which consisted of 18% consumer loans, 81% loans secured by real property used primarily for residential purposes and 1% other consumer loans. At December 31, 1996, Westcorp serviced $2.8 billion of consumer loans and $4.4 billion of mortgage loans for the benefit of others. At December 31, 1995, Westcorp also serviced $1.9 billion of consumer loans and $3.7 billion of mortgage loans for the benefit of others. Westcorp's revenues are derived principally from interest earned on loans and servicing income. Interest on deposits and borrowings, provisions for loan losses, and general and administrative expenses are Westcorp's major expense items.

     The following table sets forth the composition of Westcorp's loan portfolio by type of loan, including loans held for sale, as of the dates indicated.

                                                                   DECEMBER 31,
                 ----------------------------------------------------------------------------------------------------------------
                         1996                   1995                   1994                   1993                   1992
                 --------------------   --------------------   --------------------   --------------------   --------------------
                   AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT
                 ----------   -------   ----------   -------   ----------   -------   ----------   -------   ----------   -------
Consumer loans:
 Automobile....  $  265,629     15.3%   $  353,345     20.2%   $  507,772     29.0%   $  251,751     16.2%   $  404,381     21.0%
 Other.........      52,997      3.0        20,908      1.2         5,698      0.3         6,572      0.4        10,615      0.6
                 ----------   ------    ----------   ------    ----------   ------    ----------   ------    ----------   ------
                    318,626     18.3       374,253     21.4       513,470     29.3       258,323     16.6       414,996     21.6
Less: unearned
 discounts.....      33,768      2.0        38,628      2.2        82,762      4.7        27,972      1.8        60,795      3.2
                 ----------   ------    ----------   ------    ----------   ------    ----------   ------    ----------   ------
   Total
     consumer
     loans.....     284,858     16.3       335,625     19.2       430,708     24.6       230,351     14.8       354,201     18.4
Mortgage loans:
   Loans on
     existing
    property...   1,419,216     82.0     1,393,983     79.9     1,298,037     74.1     1,260,670     81.0     1,466,319     76.2
   Home
 improvement...      16,573      1.0        12,184      0.7        10,548      0.6        49,333      3.2        66,356      3.4
   Construction       5,501      0.3         8,469      0.5        19,813      1.1        31,684      2.0        54,648      2.8
                 ----------   ------    ----------   ------    ----------   ------    ----------   ------    ----------   ------
     Total
       mortgage
       loans...   1,441,290     83.3     1,414,636     81.1     1,328,398     75.8     1,341,687     86.2     1,587,323     82.4
Less:
 undisbursed
 loan
 proceeds......       2,398      0.1         4,672      0.3         7,614      0.4        14,890      1.0        15,695      0.8
                 ----------   ------    ----------   ------    ----------   ------    ----------   ------    ----------   ------
   Total
     mortgage
     loans.....   1,438,892     83.2     1,409,964     80.8     1,320,784     75.4     1,326,797     85.2     1,571,628     81.6
                 ----------   ------    ----------   ------    ----------   ------    ----------   ------    ----------   ------
Commercial
 loans.........       7,867      0.5
                 ----------   ------    ----------   ------    ----------   ------    ----------   ------    ----------   ------
     Total
       loans...  $1,731,617    100.0%   $1,745,589    100.0%   $1,751,492    100.0%   $1,557,148    100.0%   $1,925,829    100.0%
                 ==========   ======    ==========   ======    ==========   ======    ==========   ======    ==========   ======
Loans serviced
 for the
 benefit of
 others:
 Consumer
   loans.......  $2,812,637     38.8%   $1,894,944     33.9%   $1,210,674     42.2%   $1,009,941     46.5%   $  714,665     50.7%
 Mortgage
   loans.......   4,436,789     61.2     3,688,730     66.1     1,656,811     57.8     1,160,485     53.5       696,034     49.3
                 ----------   ------    ----------   ------    ----------   ------    ----------   ------    ----------   ------
Total loans
 serviced for
 the benefit of
 others........  $7,249,426    100.0%   $5,583,674    100.0%   $2,867,485    100.0%   $2,170,426    100.0%   $1,410,699    100.0%
                 ==========   ======    ==========   ======    ==========   ======    ==========   ======    ==========   ======

                              SEGMENT INFORMATION

     The automobile lending operations of Westcorp are conducted by its subsidiary, WFS. WFS purchases prime and non-prime credit quality retail installment sales contracts secured by new and used cars and light duty trucks primarily from franchised new and used car dealers and originates direct consumer loans secured by automobiles. Westcorp's lending activities are funded primarily by attracting deposits from the public at its retail branch offices in California as well as through loan sales and other borrowing sources. A summary of the operations of each of these business segments is provided in Note
22 -- Business Segment Data in the Notes to Consolidated Financial Statements.

LENDING -- GENERAL

     Westcorp's primary sources of revenue are net interest income and noninterest income. Net interest income is the difference between the income earned on interest earning assets and the interest paid on interest bearing liabilities. Noninterest income includes contractual servicing fees earned by servicing loans for the benefit of others, retained residual interest on sold loans, and additional fees related to servicing, such as late charges and prepayment fees, fees related to the sales of investment products such as mutual funds and annuities, gains on loans sold, insurance commission income and other fee income for deposits and various other products.

     Net interest income is affected by the difference between yields earned by Westcorp on its interest earning assets and the rates paid on its interest bearing liabilities (interest rate spread), and the relative amounts of Westcorp's interest earning assets and interest bearing liabilities. The following table presents information relative to the average balances and interest rates of Westcorp for the periods indicated.

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                ------------------------------------------------------------------------------------------------
                                             1996                             1995                             1994
                                ------------------------------   ------------------------------   ------------------------------
                                 AVERAGE                YIELD/    AVERAGE                YIELD/    AVERAGE                YIELD/
                                 BALANCE     INTEREST    RATE     BALANCE     INTEREST    RATE     BALANCE     INTEREST    RATE
                                ----------   --------   ------   ----------   --------   ------   ----------   --------   ------
                                                                     (DOLLARS IN THOUSANDS)
Interest earning assets:
  Investment securities(1)....  $  138,184   $  7,573    5.48%   $  118,926   $  6,551    5.51%   $  109,547   $  5,768    5.27%
  Other investments...........     107,866      6,016    5.58        99,062      5,662    5.72        90,223      4,343    4.81
  Mortgage-backed
    securities(1).............     786,925     57,472    7.30       653,850     47,486    7.26       218,082     13,879    6.36
  Total loans:
    Consumer loans............     409,255     65,542   16.01       416,949     60,953   14.62       293,963     38,511   13.10
    Mortgage loans(2).........   1,366,509    105,681    7.73     1,336,080    101,441    7.59     1,257,434     81,138    6.45
    Commercial................       1,093        104    9.52
                                ----------   --------     ---    ----------   --------     ---    ----------   --------     ---
Total interest earning
  assets......................   2,809,832    242,388    8.63     2,624,867    222,093    8.46     1,969,249    143,639    7.29
Noninterest earning assets:
  Premises, equipment and real
    estate owned..............      87,159                           81,804                          102,354
  Other assets................     377,879                          171,392                          130,866
  Less: allowance for loan
    losses....................      41,157                           40,771                           40,328
                                ----------                       ----------                       ----------
Total.........................  $3,233,713                       $2,837,292                       $2,162,141
                                ==========                       ==========                       ==========
Interest bearing liabilities:
  Deposits....................  $1,761,319     99,091    5.63    $1,751,539    101,364    5.79    $1,455,058     68,295    4.69
  Public debt offerings.......     148,108     12,081    8.16       151,446     11,881    7.85       125,969     10,739    8.53
  FHLB advances and other
    borrowings................     202,419     12,531    6.19        84,342      7,200    8.54       104,093      7,864    7.55
  Repurchase agreements.......     299,211     15,491    5.18       325,926     18,834    5.78        51,402      1,868    3.63
                                ----------   --------     ---    ----------   --------     ---    ----------   --------     ---
  Total interest bearing
    liabilities...............   2,411,057    139,194    5.77     2,313,253    139,279    6.02     1,736,522     88,766    5.11
Noninterest bearing
  liabilities:
  Unearned insurance premiums
    and insurance reserves....       4,044                            5,227                            5,433
  Other liabilities...........     510,307                          305,501                          212,008
Shareholders' equity..........     308,305                          213,311                          208,178
                                ----------   --------     ---    ----------   --------     ---    ----------   --------     ---
Total.........................  $3,233,713                       $2,837,292                       $2,162,141
                                ==========                       ==========                       ==========
Net interest income and
  interest rate spread........               $103,194    2.86%                $ 82,814    2.44%                $ 54,873    2.18%
                                             ========     ===                 ========     ===                 ========     ===
Net yield on average interest
  earning assets..............                           3.67%                            3.16%                            2.79%
                                                          ===                              ===                              ===

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

                                                       1996 COMPARED TO 1995                   1995 COMPARED TO 1994
                                               -------------------------------------   -------------------------------------
                                                                    RATE/                                   RATE/
                                               VOLUME     RATE     VOLUME     TOTAL    VOLUME     RATE     VOLUME     TOTAL
                                               -------   -------   -------   -------   -------   -------   -------   -------
                                                                          (DOLLARS IN THOUSANDS)
Interest income:
  Investment securities......................  $1,061    $   (35)  $   (4)   $ 1,022   $  494    $   262   $   27    $   783
  Other investments..........................     503       (138)     (11)       354      425        821       73      1,319
  Mortgage-backed securities.................   9,661        261       64      9,986   27,714      1,962    3,931     33,607
  Total loans:
    Consumer loans...........................  (1,124)     5,795      (82)     4,589   16,111      4,468    1,863     22,442
    Mortgage loans...........................   2,392      2,004      (52)     4,344    5,072     14,334      897     20,303
                                               -------   -------   -------   -------   -------   -------   -------   -------
Total interest earning assets................  $12,493   $ 7,887   $  (85)    20,295   $49,816   $21,847   $6,791     78,454
                                               =======   =======   =======             =======   =======   =======
Interest expense:
  Deposits...................................  $  566    $(2,803)  $  (36)    (2,273)  $13,904   $16,006   $3,159     33,069
  Public debt offerings......................    (262)       469       (7)       200    2,173       (857)   (174)      1,142
  FHLB advances..............................  10,083     (1,982)  (2,770)     5,331   (1,491)     1,031    (204)       (664)
  Repurchase agreements......................  (1,544)    (1,956)     157     (3,343)   9,965      1,105    5,896     16,966
                                               -------   -------   -------   -------   -------   -------   -------   -------
Total interest bearing liabilities...........  $8,843    $(6,272)  $(2,656)      (85)  $24,551   $17,285   $8,677     50,513
                                               =======   =======   =======             =======   =======   =======
                                                                             -------                                 -------
Net change in net interest income............                                $20,380                                 $27,941
                                                                             =======                                 =======

     The increase in interest income, interest expense and net interest income was the result of the increase in mortgage-backed securities, investment securities and loans receivable as well as generally higher interest rates.

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

     Westcorp's asset/liability management strategy is to match its loan and investment products with interest bearing liabilities having similar repricing characteristics and durations. This strategy includes originating adjustable rate loans, securitizing loans with liabilities that have similar repricing and maturity characteristics, matching fixed rate loans held in the portfolio with advances from the FHLB, selling fixed rate loans and utilizing financial instrument agreements. These agreements are used by Westcorp solely to manage interest rate risk within its portfolio and include interest rate swaps, caps, options, floors and forward agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management."

     As a result of Westcorp's practice of matching its rate sensitive liabilities with rate sensitive assets, Westcorp had an overall positive gap of 11.15%, including a positive gap of 13.01% at December 31, 1996 for assets and liabilities having an interest rate maturity of less than three months. In addition, Westcorp had a negative gap of 6.87% at December 31, 1996 for assets and liabilities having an interest rate maturity of less than one year and a negative gap of 8.53% for assets and liabilities having an interest rate maturity of three years or less. At December 31, 1996, 73% of Westcorp's interest earning assets had interest rate maturities of three years or less with 43% having maturities of less than three months.

     Westcorp maintained an overall positive gap by having interest sensitive assets that adjusted to fluctuations in interest rates during 1996 almost as frequently as its interest sensitive liabilities adjusted. Westcorp's ability to maintain a positive gap may be significantly affected by, among other factors,
(i) a large percentage of interest earning assets based on a market lagging index, (ii) interest earning assets and interest bearing liabilities repricing at different times,
(iii) interest rate caps and floors imposed on its assets, (iv) interest rates on assets and liabilities responding differently to economic, market and competitive factors, (v) high interest rate levels adversely affecting lending markets in general and (vi) low interest rate levels increasing the difficulty of originating adjustable rate mortgage loans ("ARMs") and (vii) increasing loan prepayments, where such amounts may be reinvested at lower interest rates.

     The following table illustrates the projected interest rate maturities, based upon certain assumptions regarding the major asset and liability categories of Westcorp at December 31, 1996. Prepayment and decay assumptions for loans and savings accounts were developed using both Westcorp's own prepayment experience and industry averages. For Westcorp's mortgage loans, the prepayment assumptions range from 6% to 20% of loans prepaying per year depending upon the interest rate, type of loan and contractual repricing terms. For passbook and money market deposit accounts, Westcorp uses a rate of 20% to 25% decay per year depending upon the characteristics of each type of account. The interest rate sensitivity of Westcorp's assets and liabilities illustrated in the following table could vary substantially if different assumptions were used or if actual experience differs from the assumptions set forth. Although Westcorp's investment securities and mortgage-backed securities are classified primarily as available for sale, they are presented in the repricing categories based on their respective stated maturities adjusted for any appropriate prepayment assumptions. Loans held for sale are presented as repricing within three months based on management's intent relative to these assets.

                                                           INTEREST RATE SENSITIVITY ANALYSIS
                                                                  AT DECEMBER 31, 1996
                                          ---------------------------------------------------------------------
                                                                               3 YEARS
                                            WITHIN     3 MONTHS    1 YEAR TO      TO      AFTER 5
                                           3 MONTHS    TO 1 YEAR    3 YEARS    5 YEARS     YEARS       TOTAL
                                          ----------   ---------   ---------   --------   --------   ----------
                                                                 (DOLLARS IN THOUSANDS)
Interest earning assets:
Investment securities...................               $  55,736   $  89,779                         $  145,515
Other investments.......................  $   62,798         510                                         63,308
Mortgage-backed securities..............     220,793      26,171     152,501   $138,471   $311,612      849,548
Consumer loans(1).......................      63,898      62,143     109,211     45,361      4,245      284,858
Mortgage loans:
  Adjustable rate(2)....................     858,686     271,342      11,140      2,453        840    1,144,461
  Fixed rate(2).........................       9,351      (3,579)     36,329     32,662    223,918      298,681
Construction(2).........................       3,617                                                      3,617
                                          ----------   ---------   ---------   --------   --------   ----------
Total interest earning assets...........   1,219,143     412,323     398,960    218,947    540,615    2,789,988
Interest bearing liabilities:
Deposits:
  Passbook/statement accounts(3)........       1,946       7,776      14,513      8,417      9,829       42,481
  Money market deposit accounts(3)......          27          69         288                                384
  Certificate accounts(4)...............     549,452     795,390     386,104     30,863         62    1,761,871
FHLB advances(4)........................      12,000     163,000      44,500                 6,500      226,000
Other borrowings(4).....................     342,870         487                           104,917      448,274
                                          ----------   ---------   ---------   --------   --------   ----------
Total interest bearing liabilities......     906,295     966,722     445,405     39,280    121,308    2,479,010
                                          ----------   ---------   ---------   --------   --------   ----------
Excess interest earning assets
  (liabilities).........................     312,848    (554,399)    (46,445)   179,667    419,307      310,978
Effect of hedging activities............      50,000                                       (50,000)
                                          ----------   ---------   ---------   --------   --------   ----------
Hedged excess (deficit).................  $  362,848   $(554,399)  $ (46,445)  $179,667   $369,307   $  310,978
                                          ==========   =========   =========   ========   ========   ==========
Cumulative excess (deficit).............  $  362,848   $(191,551)  $(237,996)  $(58,329)  $310,978   $  310,978
                                          ==========   =========   =========   ========   ========   ==========
Cumulative difference as a percentage of
  total interest earning assets.........       13.01%      (6.87)%     (8.53)%    (2.09)%    11.15%       11.15%

---------------

(1) Based on contractual maturities adjusted by Westcorp's historical prepayment rate.

(2) Based on interest rate repricing adjusted for projected prepayments.

(3) Based on assumptions established by the OTS.

(4) Based on contractual maturity.

THE BUSINESS OF WFS

AUTOMOBILE LENDING

     Westcorp and its predecessors and affiliates have purchased and originated automobile loans since 1973. During 1995, Westcorp combined the operations of Westcorp's consumer finance division and the Bank's subsidiaries, Westcorp Financial Services, Inc., WFAL and WFAL2 to create WFS. WFS Investments, Inc. was created in 1996 and is also a subsidiary of WFS. Automobile loans are underwritten and purchased from approved new and used automobile dealers on a nonrecourse basis ("indirect contract") or are underwritten and originated directly through a consumer finance office or automobile dealer center ("direct loan"). Marketing is performed by sales managers through personal calls to automobile dealers as well as referrals. Westcorp believes that the creation and maintenance of close personal relationships with automobile dealers by its branch offices and dealer centers are a major factor in promoting the growth and sustaining the quality of its automobile loan portfolio.

     Substantially all loans originated or purchased by Westcorp are reviewed to ensure proper documentation and adherence to underwriting guidelines. Westcorp does not have minimum or maximum maturity requirements; however, automobile loans with less than three years' maturity or more than six years' maturity are seldom purchased due to low customer demand. Each automobile loan is fully amortizing and provides for level payments over the term of the loan with the portion of principal and interest of each level payment determined on the basis of the sum of the months digits (also known as the Rule of 78s) or on the simple interest method. The interest rates charged on automobile loans are primarily determined by the risk inherent in the borrower as determined by Westcorp's underwriting criteria.

     Westcorp generally lends to the applicant an amount not to exceed the sum of the dealer's cost, taxes, license fees, and other miscellaneous costs. Additional advances over the sum of such costs may be made under certain circumstances with increasing levels of management review based on the creditworthiness of the applicant. For used automobiles, the amount loaned generally does not exceed the wholesale "blue book" value for the automobile plus related expenses and any approved additional advances.

     The table below presents information relative to originations of new and used vehicles for the following periods ending:

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------
                                                    1996           1995           1994
                                                 ----------     ----------     ----------
                                                          (DOLLARS IN THOUSANDS)
        New vehicles...........................  $  441,529     $  367,638     $  354,787
        Used vehicles..........................   1,680,160      1,160,010        822,244
                                                 ----------     ----------     ----------
             Total volume......................  $2,121,689     $1,527,648     $1,177,031
                                                 ==========     ==========     ==========

AUTOMOBILE LOAN SERVICING

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

     Each borrower with an automobile loan originated or purchased by Westcorp is required to maintain insurance covering physical damage to the financed vehicle, subject to certain limitations. The insurance policy must name Westcorp as the loss payee under the policy, and must cover loss and damage due to collision and other risks included in comprehensive coverage. Since borrowers may choose their own insurers to provide the required coverage, the specific terms and conditions of their policies vary within limits prescribed under applicable insurance laws and regulations. If a borrower fails to obtain or maintain the required insurance, Westcorp has the right to obtain such insurance and add the premium for such insurance to the balance due on the loan. A subsidiary of the Bank, WFIA, acts as an independent agent for unaffiliated insurers in providing collateral protection insurance coverage on automobiles securing loans serviced by Westcorp.

ASSET-BACKED MARKET ACTIVITIES

     Westcorp regularly sells automobile loans in the asset-backed market while retaining the servicing rights thereon. Westcorp has securitized its automobile loans using an off balance sheet structure which utilizes a separate trust for each transaction. Automobile loan securitization provides a stable source of funding, minimizes interest rate risk on the loans sold, enhances return on assets and improves the capital position of the Bank. The loans are sold in publicly underwritten securitization transactions in which Westcorp continues to service such loans. The securities issued have been rated "AAA" by Standard & Poor's Rating Services, a division of McGraw-Hill, Inc. ("S&P") and "Aaa" by Moody's Investors Service, Inc. ("Moody's"), their highest rating categories due to both the senior/ subordinated structure of the transaction and as a result of third party credit enhancement provided by Financial Security Assurance, Inc.

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

     Westcorp securitized $2.1 billion and $1.5 billion of automobile loans during 1996 and 1995, respectively. At December 31, 1996 and 1995, $186 million and $220 million, respectively, of automobile loans were held for sale, pending securitization.

BANK OPERATIONS

MORTGAGE BANKING

     Westcorp's primary mortgage banking focus is on the following products: conventional conforming single family residential loans, alternative mortgage products ("AMPs") and equity loans. Other components of mortgage banking operations include multifamily residential loans and loan servicing. Westcorp also holds a small portfolio of construction and commercial mortgage loans.

     Westcorp's mortgage products are marketed and distributed through retail and wholesale channels. The retail network consists of 17 lending offices and 5 satellite offices that service individuals and real estate brokers and agents assisting property buyers. The wholesale network consists of 9 wholesale offices that service mortgage brokers, homebuilders and thrifts.

     Westcorp's total mortgage loan portfolio (including those held for sale) consisted of the following:

                                                             DECEMBER 31,
                                             ---------------------------------------------
                                                     1996                     1995
                                             --------------------     --------------------
                                               AMOUNT         %         AMOUNT         %
                                             ----------     -----     ----------     -----
                                                        (DOLLARS IN THOUSANDS)
        Single family residential loans:
          First trust deeds (including
             AMPs).........................  $  925,353      64.3%    $  816,948      57.9%
          Second trust deeds (Equity
             Lending)......................      55,778       3.9        116,132       8.3
                                             ----------     -----     ----------     -----
                                                981,131      68.2        933,080      66.2
        Multifamily residential loans......     453,425      31.5        469,951      33.3
        Construction loans.................       5,501       0.4          8,469       0.6
        Other..............................       1,233       0.1          3,136       0.2
                                             ----------     -----     ----------     -----
                                              1,441,290     100.2      1,414,636     100.3
        Less: Undisbursed loan proceeds....       2,398       0.2          4,672       0.3
                                             ----------     -----     ----------     -----
                  Total mortgage loans.....  $1,438,892     100.0%    $1,409,964     100.0%
                                             ==========     =====     ==========     =====

     Mortgage loan originations are primarily generated by employees in its wholesale and retail network. These employees receive commissions based on the total volume of loans acquired and closed in accordance with Westcorp's product pricing and underwriting standards. Westcorp has established criteria for the brokers from whom it will accept loan referrals, and the commissioned employees endeavor to increase the number of brokers approved by Westcorp for this purpose. Westcorp routinely reviews its mortgage loans to ensure compliance with its underwriting guidelines and with federal and state regulations.

     Westcorp's lending strategy includes originating fixed rate loans, ARMs without negative amortization and ARMs with potential negative amortization. By diversifying its loan portfolio among three types of loan products, Westcorp reduces its overall risk exposure, increases its flexibility in asset/liability management and provides greater loan origination opportunities. The following table sets forth information on the amount of fixed rate mortgage loans and ARMs, net of undisbursed loan proceeds, in Westcorp's portfolio.

                                                             DECEMBER 31,
                                             ---------------------------------------------
                                                     1996                     1995
                                             --------------------     --------------------
                                               AMOUNT         %         AMOUNT         %
                                             ----------     -----     ----------     -----
                                                        (DOLLARS IN THOUSANDS)
        Fixed rate loans:
          Single family....................  $  289,869      20.1%    $  160,699      11.4%
          Multifamily......................         945       0.1            668       0.1
        Adjustable rate loans:
          Negative amortization............     831,701      57.8        892,295      63.3
          Without negative amortization....     316,377      22.0        356,302      25.2
                                             ----------     -----     ----------     -----
                  Total mortgage loans.....  $1,438,892     100.0%    $1,409,964     100.0%
                                             ==========     =====     ==========     =====

MORTGAGE LOAN SERVICING

     Mortgage loan servicing includes collecting payments and related servicing income and protecting Westcorp's interest in the underlying collateral. Additional fees and charges related to loan servicing include prepayment fees, late charges, assumption fees and other miscellaneous fees. The loan servicing group collects mortgage payments from borrowers and remits payments to investors such as FNMA and FHLMC. The loan servicing group earns a servicing fee on all loans serviced for others. In addition, this group services $1.4 billion in loans owned by Westcorp. During 1996, Westcorp purchased rights to service $1.1 billion of single family residential loans for $9.9 million compared to

$1.5 billion for $14.7 million in 1995. These rights, known as purchased mortgage servicing rights ("PMSRs"), allow Westcorp to receive servicing income related to the servicing of these loans, in addition to the servicing retained on loans sold from its own portfolio. The purchase price of PMSRs are capitalized and amortized over the expected life of the underlying loans.

     Westcorp requires title insurance, or in some instances lot book insurance, which insures the priority of its liens on loans made on the security of real property, and may require additional title endorsements to standard policies as necessary to protect its security in the property encumbered. Westcorp requires that fire and extended coverage be maintained in amounts at least equal to the replacement costs of structures and improvements on all properties serving as security for its loans. If the borrower fails to obtain or maintain the required insurance, Westcorp has the right to obtain such insurance and add the premium for such insurance to the balance due on the loan. Westcorp also requires flood insurance on properties that are within areas defined as having a special flood hazard.

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

  Single Family Residential Loans

     The single family (1-4 units) mortgage loans enable borrowers to purchase, refinance or improve residential property. Loans are originated from both retail and wholesale distribution channels. While Westcorp has continued to originate variable rate and non-conforming real estate loans for its own portfolio, it has substantially increased its volume of fixed rate, Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") conforming real estate loans for sale in the secondary market. Westcorp believes that its current wholesale and retail branch network of real estate and mortgage banking offices are sufficient to handle a substantial increase in origination volume without a proportional increase in costs. As part of its mortgage banking operations, Westcorp obtains forward financing commitments, which are then used to fund all conforming originations. These secondary market real estate loan sales enable Westcorp to leverage its capital efficiently, lock in interest rate spreads, eliminate interest rate risk, increase servicing fee income and limit credit loss exposure on real estate loans sold.

     Westcorp originates both ARMs and fixed rate first trust deed loans secured by single family residences. These loans have original principal amounts up to $650,000, but generally do not exceed $400,000 in original principal amount. Westcorp has established lending limits based on the amount of the loan compared to the property's value ("LTV"). Westcorp will finance loans for the purchase of owner occupied single family residences for up to 95% of the market value based on the lesser of the purchase price or appraised value of the property. Mandatory private mortgage insurance insuring the unpaid balance in excess of 75% of the property's value is required on loans with an LTV exceeding 80% at origination. The cost of this insurance is paid by the borrower during the term of the loan. Single family residential loans are typically made for terms of up to 30 years and are amortized on a monthly basis with level payments of principal and interest due each month, subject to periodic adjustment in the case of ARMs.

     Interest rates offered by Westcorp are regularly reviewed and adjusted and generally reflect prevailing competitive terms. Loan demand and availability of credit affect these market conditions. Loan origination fees vary with the volume and type of loans made and with competitive conditions in the mortgage markets. The interest rates on adjustable rate mortgage loans are adjusted monthly, quarterly, semiannually or annually, at a rate typically between 2.25% to 3.50% above a specified index. Westcorp originates loans using the London Interbank Offer Rate ("LIBOR"), the 11th District Cost of

Funds Index ("COFI") published by the FHLB, Treasury indices, the Federal Cost of Funds Index, or other generally recognized cost of funds indicies. Initial interest rates and adjustment periods are set and reviewed based on prevailing market conditions and, from time to time, have included initial rates below those which would prevail under the general terms of the loan. At December 31, 1996, Westcorp held $54.7 million of loans that had yet to adjust to a fully-indexed rate.

     ARM loans are also designed with limits on the amount the interest rate may change in a given period and with maximum lifetime interest rates, or caps, to stimulate greater customer acceptance while maintaining the desired interest rate flexibility. The interest rates on ARMs generally can increase or decrease no more than 3% to 6% over the life of the loan. All ARMs are assumable by qualified buyers at the interest rate then in effect on the loan, in some cases with the payment of an assumption fee, but the maximum upward or downward interest rate adjustment over the life of the assumed loan is reset at the time of assumption. On ARMs without negative amortization, the maximum change in interest rate per period may be limited to 2% or less on certain loan programs. On ARMs with negative amortization, the amount of any interest due in excess of the monthly payment is capitalized by adding it to the principal balance of the loan resulting in negative amortization to principal. The monthly payment on ARMs with negative amortization is adjusted annually, subject to a 7.5% maximum increase, to insure that the loan fully amortizes over the remaining term to maturity. At the end of each five-year interval throughout the life of the loan (or sooner if the outstanding loan amount reaches a dollar figure specified in the contract, generally no greater than 125% of the original loan amount), adjustments are made regardless of the 7.5% cap. At December 31, 1996, the total amount of negative amortization capitalized to principal totalled $3.4 million.

  Alternative Mortgage Products

     Westcorp introduced AMPs in mid-1996. AMPs are marketed to "sub-prime" borrowers who would not normally qualify under conventional FNMA and FHLMC guidelines, primarily due to past credit problems, instability of income, debt coverage ratios in excess of traditional limits or an inability to sufficiently document income (such as due to self-employment).

     AMPs are originated through the wholesale and retail channels as well as through Westcorp's correspondent lending network using underutilized capacity in Westcorp's current offices. The correspondent lending department purchases closed loans from approved mortgage bankers, banks, and other financial institutions. These loans may be delivered one at a time (flow basis) or in a group (bulk). Each loan is underwritten to Westcorp's guidelines and priced taking into account various risk factors.

     AMP product lines include 30 and 15 year fixed rate programs in first lien position and ARMs tied to LIBOR, as well as loans designed for investor property. These loans, by their nature, have greater credit risks than conventional mortgage loans. However, Westcorp targets the top tier of this subprime market, although Westcorp may in the future expand to lower tiers of the subprime market after gaining sufficient experience in the high quality tier of the market. The principal amount of loans is capped at $250,000. The Bank also prices the loans to compensate for the additional risks. AMP interest rates are higher than rates for conventional financing. Spreads of 250 - 400 basis points over the typical FNMA and FHLMC rates are common. Because subprime borrowers are not as interest rate sensitive, they are less likely to refinance when interest rates fall. As a result, normal and excess servicing revenues offer typically a more predictable and stable source of servicing income compared to conventional servicing.

     Since this is a new product, Westcorp's credit quality control staff currently reviews each AMP loan for compliance with underwriting standards. As the portfolio grows, Westcorp expects the review to be carried out on random samples of loans.

     AMP originations totalled $22 million in 1996 and Westcorp expects this amount to increase in 1997. It is management's intention to sell these loans in the secondary market.

  Equity Lending

     Westcorp also provides fixed rate loans and adjustable rate lines of credit to homeowners in California, Arizona, Nevada, Washington, Oregon and Colorado secured by second trust deeds. The primary emphasis is on nonconventional equity loans with LTV ratios of 80% to 100% and "no equity" loans with LTV ratios in excess of 100%. These credits are primarily underwritten based upon the borrowers' ability to repay rather than the value of the underlying collateral. Since the "no-equity" loans are not fully secured by equity in the borrowers' properties, the minimum credit rating of the borrower is set high enough to provide comfort that the level of delinquencies and chargeoffs will be minimized. These loans are specifically targeted to borrowers who have a strong credit profile, good employment and income stability, but lack sufficient equity in their properties. These loans carry interest rates that are higher than those offered by Westcorp for conventional home equity loans. These specialty loans can bring yields of 11% - 16% with extremely low prepayment rates.

     Principal amounts for loans with LTV ratios of 80% or less are capped at $100,000; loans with LTV ratios above 80% to value are capped at $50,000 and "no equity" loans are capped at $25,000. Interest rates for loans are fixed at rates ranging from 10.75% to 15.95%. Interest rates for lines of credit are based on LIBOR plus a margin of between 4.95% and 9.95%. Points are charged on loans, and setup and annual fees are charged on lines of credit. Loans have maturities ranging from 5 to 15 years; lines of credit have draw periods of 5 to 10 years. These loans amortize on a 15 year basis or less and, depending upon the repayment option selected by the borrower, may involve a "balloon" payment at the end of the term. As part of the terms of the loan, Westcorp requires that it be given notice in the event of a default under the first trust deed to enable it to take appropriate steps to protect its interest.

     At December 31, 1996, $193 million was committed to equity loans and lines of credit, of which $156 million was outstanding. In 1996, Westcorp continued to consolidate its operations and expand its use of telemarketing and direct mail as a means of contacting potential borrowers for this program. Westcorp plans to continue its aggressive marketing of these products in 1997.

  Secondary Market Activities

     Mortgage loans originated or purchased by Westcorp are either held in its portfolio or sold in the secondary market. As Westcorp has become more active in the secondary market, it has sold Federal Housing Administration ("FHA") and Veteran's Administration ("VA") loans, as well as other conforming and nonconforming loans to FNMA, FHLMC and other established conduits. With the exception of FHA and VA loans which are sold servicing released, Westcorp retains the servicing rights to these loans and earns servicing income therefrom. These sales are generally without recourse, thereby removing the mortgage loans sold from Westcorp's balance sheet. During 1996, Westcorp sold $993 million of mortgage loans in the secondary market compared to $304 million during 1995. Westcorp's portfolio of mortgage loans held for sale, consisting of single family loans, totalled $273 million at December 31, 1996 and $149 million at December 31, 1995.

RETAIL BANKING

     Westcorp's retail banking operations are conducted through 26 retail banking offices located in California. Historically, Westcorp has focused on certificates of deposit as the primary source of funding for its lending operations. In 1996, Westcorp embarked on a strategy to lower its overall cost of funds by becoming the primary bank for its customers and attracting funds through checking accounts and money market accounts. In addition, Westcorp introduced alternative delivery channels, such as ATMs, debit cards and supermarket banking. Given the industry consolidation in retail banking, Westcorp believes it can further differentiate itself from its competition based on providing personalized service and relationship banking. In 1997, Westcorp will focus on cross-selling opportunities to retail banking customers, by offering mortgage loans, automobile loans and alternative investment products such as mutual funds and annuities to current customers.

     At December 31, 1996, Westcorp's deposits in checking accounts, savings accounts and money market accounts totalled $1.9 billion.

COMMERCIAL BANKING

     In October of 1996, Westcorp commenced its commercial banking operations, with a focus initially in the Orange County, Los Angeles County and San Diego metropolitan areas, operating through the Irvine Banking Center. The Irvine office is the central location for the relationship banking team. This group is comprised of several individuals with extensive experience in the commercial banking area. The commercial banking division provides loans, lines of credit and trade finance services to medium-sized commercial enterprises and the principals and employees of such enterprises as well as cash management, account analysis, and other corporate deposit related services. Westcorp's strategy in this market is to differentiate itself from the competition by providing high-quality localized relationship management and fast turnaround time on loan decisions, as well as competitive rates on all deposit and loan products. Westcorp believes the market for its services is comprised of commercial enterprises in the geographic areas noted above, with an aggregate demand for approximately $4 billion of loans, lines of credit and trade financing.

     At December 31, 1996, $8.7 million were committed to commercial loans, letters of credit and lines of credit, of which $7.9 million were outstanding.

  Multifamily Residential Loans

     In prior years, Westcorp has not focused on multifamily residential loan originations. Most of the multifamily originations were to refinance or restructure loans currently in the portfolio or loans to facilitate the disposition of real estate owned. However, based on improved market conditions in this sector, management is reviewing the feasibility of re-entering this market in 1997.

  Construction Loans

     On a limited basis, Westcorp originates construction loans primarily for single family owner-occupied residences. These include loans for the acquisition and development of unimproved property to be used for residential purposes. During 1996, Westcorp originated $10.2 million in construction loans. At December 31, 1996, Westcorp's construction loans totalled $5.5 million (of which $2.4 million had not been disbursed). Such loans represent less than 1% of Westcorp's total assets.

     The construction loan portfolio generally consists of loans with terms ranging from 12 to 18 months with adjustable interest rates equal to 2.0% to 3.0% above the prime rate. Advances are generally made to cover actual construction costs and include a reserve for paying the stated interest due on the loan.

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

AUTOMOBILE LOAN QUALITY

     During 1996, Westcorp substantially increased its servicing and collections staff in response to the increased number of automobile loans serviced from the lower tier of the prime credit quality market and the overall increase in the servicing portfolio from expansion.

     During the early stages of delinquency, Westcorp utilizes an automated telephone dialing system ("autodialer") to aid in the service and collection process. Westcorp substantially increased the capacity of its autodialers during 1996. Westcorp utilizes the auto dialer to initiate contact with delinquent obligors. If contact is not made with the customer within 48 hours of being on the autodialer, the account is automatically sent to a collection specialist for review.

     If satisfactory arrangements are not made or complied with as to the payments due, the automobile is generally repossessed within 60 to 90 days of the date of delinquency, subject to compliance with the applicable law. Westcorp uses independent contractors to perform repossessions. If after that period the delinquency is not cured, Westcorp writes down the value of the vehicle to fair value. After the reinstatement period expires, Westcorp prepares the automobile for sale. Westcorp sells substantially all of its automobiles through wholesale auto auctions at the best price possible, subject to applicable law. Westcorp rarely provides the financing on repossessions sold. During 1996, Westcorp began its centralization of all its remarketing functions into one remarketing department. Full integration of functions is expected to be completed during 1997. Once the vehicle is sold, any deficiency balances are then charged off.

     After chargeoff, Westcorp will seek collection on deficiency balances through its centralized loss recovery unit established during 1996. The loss recovery unit will first attempt to collect directly from the obligor with its inhouse collection staff. If efforts are not successful, the loss recovery unit will seek a deficiency judgment through a small claims court procedure, where available, or an attorney employed by Westcorp takes more formal judicial action against customers with deficiency balances in excess of that which may be brought in a small claims court proceeding. Additionally, the loss recovery unit will attempt to obtain vehicles that could not be found for repossession by skip tracing to locate the vehicle. The loss recovery unit also monitors payment plans on those obligors that have filed for bankruptcy. If the obligor is not following the payment plan stipulated by the courts, then the loss recovery unit will seek a judgement for dismissal or discharge, or will seek to repossess the vehicle.

     It is the Company's policy to charge off all automobile loans once they become 120 days past due, including those that are in bankruptcy. Therefore, Westcorp continues to accrue interest on automobile loans until it is charged off. At the time a contract is charged off, all accrued but unpaid interest which has been previously included as income is reversed by charging the allowance for credit losses. No assurance can be given that the future performance of the automobile loans purchased by the Company will be similar to that disclosed in the following tables.

     The following table sets forth information with respect to the delinquency of Westcorp's automobile portfolio.

                                                                   DECEMBER 31,
                 ----------------------------------------------------------------------------------------------------------------
                         1996                   1995                   1994                   1993                   1992
                 --------------------   --------------------   --------------------   --------------------   --------------------
                 NUMBER OF              NUMBER OF              NUMBER OF              NUMBER OF              NUMBER OF
                 AUTOMOBILE             AUTOMOBILE             AUTOMOBILE             AUTOMOBILE             AUTOMOBILE
                   LOANS      AMOUNT      LOANS      AMOUNT      LOANS      AMOUNT      LOANS      AMOUNT      LOANS      AMOUNT
                 ----------  --------   ----------  --------   ----------  --------   ----------  --------   ----------  --------
                                                              (DOLLARS IN THOUSANDS)
Automobile loans
 owned...........   67,510   $233,947     58,887    $314,717     61,764    $425,010     40,042    $223,792     51,797    $343,602
                    ======   ========     ======    ========     ======    ========     ======    ========     ======    ========
Period of
  delinquency for
  automobile
  loans owned(1)
  31-59 days.....    2,376   $  3,285      1,332    $  3,936        688    $  2,069        490    $  1,259        653    $  2,218
  60-89 days.....      820      1,488        455       1,499        209         567        138         457        276         879
  90 days or
    more.........      350        617        182         473         98         197         83         303        191         747
                    ------   --------     ------    --------     ------    --------     ------    --------     ------    --------
Total automobile
  loans
  delinquent.....    3,546   $  5,390      1,969    $  5,908        995    $  2,833        711    $  2,019      1,120    $  3,844
                    ======   ========     ======    ========     ======    ========     ======    ========     ======    ========
Delinquencies for
  automobile
  loans as a
  percentage of
  number and
  amount of
  automobile
  loans owned....     5.25%      2.30%      3.34%       1.88%      1.61%       0.67%      1.78%       0.90%      2.16%       1.12%
                    ======   ========     ======    ========     ======    ========     ======    ========     ======    ========
Delinquencies as
  a percentage of
  number and
  amount of
  automobile
  loans
  serviced(2)....     1.87%      1.80%      1.23%       1.24%      0.80%       0.74%      0.74%       0.65%      1.28%       1.19%
                    ======   ========     ======    ========     ======    ========     ======    ========     ======    ========

---------------

(1) The period of delinquency is based on the number of days payments are contractually past due.

(2) Includes delinquency information for loans sold which were originated and serviced by Westcorp.

     The following table sets forth information with respect to actual loss experience of Westcorp's automobile portfolio:

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------------
                                                          1996       1995       1994       1993       1992
                                                        --------   --------   --------   --------   --------
                                                                       (DOLLARS IN THOUSANDS)
Portfolio:
  At end of period (net of unearned add-on
    interest).........................................  $233,947   $314,717   $425,957   $217,558   $371,191
                                                        ========   ========   ========   ========   ========
  Average during period (net of unearned add-on
    interest).........................................  $359,721   $396,683   $277,281   $325,539   $346,882
                                                        ========   ========   ========   ========   ========
  Gross chargeoffs of automobile loans during
    period............................................  $ 15,580   $ 12,829   $ 10,919   $ 10,529   $  9,723
  Recoveries of automobile loans charged off in prior
    periods...........................................     5,158      4,565      6,887      5,223      2,550
                                                        --------   --------   --------   --------   --------
  Net chargeoffs......................................  $ 10,422   $  8,264   $  4,032   $  5,306   $  7,173
                                                        ========   ========   ========   ========   ========
  Net chargeoffs as a percent of average automobile
    loans owned during period.........................      2.90%      2.08%      1.45%      1.63%      2.07%
                                                        ========   ========   ========   ========   ========
  Net chargeoffs as a percent of average automobile
    loans serviced during period(1)...................      2.30%      1.61%      1.09%      1.53%      1.73%
                                                        ========   ========   ========   ========   ========

---------------

(1) Includes loan loss information for loans sold that were originated and serviced by Westcorp.

REAL ESTATE LOAN QUALITY

     Westcorp's real estate loan portfolio delinquency has stabilized over the past several years. From mid 1992 through early 1994, the California economy, where substantially all of the collateral for Westcorp's real estate loans is located, experienced severe downturns in the market values of real estate, high levels of unemployment and a continued slump in residential construction and new home sales. The problems created by this economic slump were especially noticeable in the multifamily mortgage portfolio. While the economy has not fully recovered, the downward spiral appears to have stabilized, providing some relief to California homeowners and borrowers.

     The following table sets forth the delinquency percentages relative to the dollar amounts of Westcorp's total mortgage portfolio, including loans held for sale, for the past five years.

                                                                DECEMBER 31,
                                                ---------------------------------------------
                                                1996      1995      1994      1993      1992
                                                -----     -----     -----     -----     -----
        Period of delinquency:
        Two payments (31-59 days).............  0.34%     0.57%     0.56%     0.40%     0.72%
        Three payments (60-89 days)...........  0.14      0.40      0.09      0.42      1.18
        Four or more payments (90 days or
          more)...............................  1.03      0.89      1.11      1.31      1.94

     The following table of mortgage delinquencies over 60 days by loan type highlights the fact that real estate loan related delinquencies have stabilized over the past three years.

                                                                  DECEMBER 31,
                                       -------------------------------------------------------------------
                                              1996                    1995                    1994
                                       -------------------     -------------------     -------------------
                                        AMOUNT                  AMOUNT                  AMOUNT
                                       PAST DUE                PAST DUE                PAST DUE
                                         OVER       % OF         OVER       % OF         OVER       % OF
                                       60 DAYS    CATEGORY     60 DAYS    CATEGORY     60 DAYS    CATEGORY
                                       --------   --------     --------   --------     --------   --------
                                                             (DOLLARS IN THOUSANDS)
Single family........................  $15,266      1.55%      $15,185      1.63%      $14,152      1.68%
Multifamily..........................    1,756      0.38         2,908      0.62         1,710      0.37
Construction.........................                              107      1.56
                                       -------      ----       -------      ----       -------      ----
                                       $17,022      0.98%      $18,200      1.29%      $15,862      1.20%
                                       =======      ====       =======      ====       =======      ====

NONPERFORMING ASSETS

     Nonperforming assets ("NPA") consist of nonperforming loans ("NPL") and real estate acquired through foreclosure ("REO"). NPLs are defined as all loans in which any accrued interest has been reversed, which includes mortgage or commercial loans 90 days or more past due or performing loans where full collection of principal and interest is not reasonably assured. NPLs include loans categorized as impaired. At December 31, 1996, NPAs totalled $33.0 million or 1.0% of total assets compared to $29.2 million or 0.90% of total assets at December 31, 1995. NPAs consisted of $20.9 million of NPLs and $12.1 million of REO at December 31, 1996. REOs are recorded at fair value less estimated disposition costs.

     As a result of the adoption of Statement of Financial Accounting Standards ("SFAS") 114, a loan is considered impaired when, based on current information and events, it is probable that Westcorp will be unable to collect all amounts due according to the contractual terms of the loan agreement. Westcorp measures impairment based on the fair value of the loan's collateral. Changes in the fair value are recorded through the allowance for loan losses. At December 31, 1996 and 1995, $6.9 million and $7.5 million, respectively, were considered impaired.

     When a loan is designated as nonaccrual, all previous accrued interest is reversed and income is only recognized on a cash basis. Interest income that would have been recorded, if these loans had been current in accordance with their original terms, totalled $1.0 million and $0.8 million for the years ended December 31, 1996 and 1995, respectively. The following table classifies NPLs into significant categories:

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                  1996          1995
                                                                 -------       -------
                                                                      (DOLLARS IN
                                                                      THOUSANDS)
        Loans 90 days or more past due.........................  $14,052       $10,950
        Impaired loans.........................................    6,887         7,450
                                                                 -------       -------
                                                                 $20,939       $18,400
                                                                 =======       =======

     Single family loans accounted for 69% of total NPAs at December 31, 1996 while multifamily loans accounted for 30%, although no single loan or series of such loans predominate. The decrease in total NPAs is the result of improving asset quality and stabilization of market values. The following tables show the roll forward and migration of NPLs and REOs since December 31, 1994:

                                                SINGLE
                                                FAMILY       MULTIFAMILY     MULTIFAMILY
                                   TOTAL       1-4 UNITS     5-36 UNITS       37+ UNITS      CONSTRUCTION
                                  --------     ---------     -----------     -----------     ------------
NONPERFORMING LOANS
Balance December 31, 1994.......  $ 17,667     $ 13,856       $   2,616        $    59         $  1,136
  New nonperforming loans.......    28,220       15,906           9,876          2,331              107
  REO...........................   (15,290)     (10,850)         (3,413)                         (1,027)
  Cures and payoffs.............   (10,454)      (7,785)         (2,536)           (24)            (109)
  Chargeoffs....................    (1,743)      (1,193)           (550)
                                  --------     --------         -------       --------          -------
Balance December 31, 1995.......    18,400        9,934           5,993          2,366              107
  New nonperforming loans.......    35,910       24,454           6,948          4,508
  REO...........................   (20,112)     (11,633)         (6,754)        (1,618)            (107)
  Cures and payoffs.............   (12,550)      (8,407)         (2,860)        (1,283)
  Chargeoffs....................      (709)        (709)
                                  --------     --------         -------       --------          -------
Balance December 31, 1996.......  $ 20,939     $ 13,639       $   3,327        $ 3,973               --
                                  ========     ========         =======       ========          =======
REAL ESTATE ACQUIRED THROUGH
  FORECLOSURE
Balance December 31, 1994.......  $ 20,737     $  5,271       $   4,028        $10,499         $    939
  New REO.......................    32,200       14,166          11,146          4,361            2,527
  Sales.........................   (34,446)      (9,962)         (9,849)       (14,635)
  Writedowns....................    (7,663)      (2,241)         (2,414)          (225)          (2,783)
                                  --------     --------         -------       --------          -------
Balance December 31, 1995.......    10,828        7,234           2,911             --              683
  New REO.......................    26,889       15,505          11,299                              85
  Sales.........................   (21,478)     (11,715)         (9,763)
  Writedowns....................    (4,176)      (1,846)         (1,932)                           (398)
                                  --------     --------         -------       --------          -------
Balance December 31, 1996.......  $ 12,063     $  9,178       $   2,515             --         $    370
                                  ========     ========         =======       ========          =======

ALLOWANCE FOR LOAN LOSSES

     Westcorp increased its allowance for loan losses to $40.2 million at December 31, 1996, compared to $39.3 million at December 31, 1995. This is due to the growth in the loan portfolio in 1996. The decrease in 1995 was primarily due to the stabilization in the asset quality of Westcorp's loan portfolio. The allowance for loan losses and related provisions are determined by considering loan volumes, loan sales, prepayments, loss trends, levels of NPLs and management's analysis of market conditions and other relevant factors. The following table sets forth the activity in the allowance for loan losses.

                                                             AT OR FOR THE YEAR ENDED DECEMBER
                                                                            31,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
                                                                   (DOLLARS IN THOUSANDS)
Balance at beginning of period.............................  $ 39,260     $ 41,323     $ 39,677
Chargeoffs:
  Mortgage loans...........................................    (5,678)      (6,358)      (8,268)
  Consumer loans...........................................   (15,580)     (12,829)     (10,951)
                                                             --------     --------     --------
                                                              (21,258)     (19,187)     (19,219)
Recoveries:
  Mortgage loans...........................................     2,010          189          945
  Consumer loans...........................................     5,158        4,565        6,887
                                                             --------     --------     --------
                                                                7,168        4,754        7,832
                                                             --------     --------     --------
Net chargeoffs.............................................   (14,090)     (14,433)     (11,387)
Transfers from the allowance for real estate losses........                    800
Business acquisition adjustments(1)........................     1,470          100
Provision for loan losses..................................    13,571       11,470       13,033
                                                             --------     --------     --------
Balance at end of period...................................  $ 40,211     $ 39,260     $ 41,323
                                                             ========     ========     ========
Ratio of net chargeoffs during the period to average loans
  outstanding during the period............................      0.79%        0.82%        0.73%

---------------

(1) Purchase accounting adjustments related to the acquisition of The Hammond Company and its subsidiaries.

     The allowance for loan loss by loan category was as follows:

                                                                      DECEMBER 31,
                                                    -------------------------------------------------
                                                             1996                       1995
                                                    ----------------------     ----------------------
                                                                    % OF                       % OF
                                                                   LOANS                      LOANS
                                                                  IN EACH                    IN EACH
                                                                  CATEGORY                   CATEGORY
                                                                     TO                         TO
                                                                   TOTAL                      TOTAL
                                                    ALLOWANCE      LOANS       ALLOWANCE      LOANS
                                                    ---------     --------     ---------     --------
                                                                 (DOLLARS IN THOUSANDS)
Consumer..........................................   $ 7,648         16.4%      $ 7,795         19.2%
Single family residential.........................    12,321         56.8         8,825         53.6
Multifamily residential...........................    20,242         26.8        22,640         27.2
                                                     -------        -----       -------        -----
                                                     $40,211        100.0%      $39,260        100.0%
                                                     =======        =====       =======        =====

     The allowance for real estate losses was established to absorb potential losses in the REO portfolio. Provisions for real estate losses are charged to real estate operations. Changes in the allowance for real estate losses were as follows:

                                                                        FOR THE YEAR ENDED
                                                                           DECEMBER 31,
                                                                    ---------------------------
                                                                    1996      1995       1994
                                                                    ----     ------     -------
                                                                      (DOLLARS IN THOUSANDS)
Balance at beginning of period....................................  $784     $1,684     $ 3,508
Provision for real estate losses..................................             (100)     (2,106)
Chargeoffs, net...................................................                          282
Transfers to the allowance for loan losses........................             (800)
                                                                    ----     ------     -------
Balance at end of the year........................................  $784     $  784     $ 1,684
                                                                    ====     ======     =======

INVESTMENT SECURITIES

     Westcorp's investment securities portfolio consists primarily of United States Agency and Treasury securities and is classified as available for sale. Accordingly, the portfolio is reported at fair value with unrealized gains and losses being reflected as a separate component of shareholder's equity. This portfolio is maintained primarily for liquidity purposes in accordance with regulatory requirements. Westcorp also holds FHLB stock, which is carried at cost, as required by its affiliation with the FHLB System. Westcorp also holds other investments which include investment securities classified as held to maturity. These securities are carried at amortized cost. The following table summarizes Westcorp's investment securities at the dates indicated.

                                                              DECEMBER 31,
                                      ------------------------------------------------------------
                                        1996         1995         1994         1993         1992
                                      --------     --------     --------     --------     --------
                                                         (DOLLARS IN THOUSANDS)
Interest bearing deposits with other
  financial institutions............  $    510     $    689     $    563     $    796     $  7,593
Other short-term investments........    62,798      126,227      145,391      137,162       75,161
Investment securities:
  U.S. Treasury securities and
     obligations of other U.S.
     Government agencies and
     corporations -- available for
     sale...........................   140,806      130,052      111,677      114,050      114,114
  U.S. Treasury securities and
     obligations of other U.S.
     Government agencies and
     corporations -- held to
     maturity.......................     1,504        1,506
  Obligations of states and
     political subdivisions.........     1,513        3,441        3,062        3,527          998
  FHLB stock........................    31,967       29,624       24,474       17,566       20,674
  Corporate bonds -- below
     investment grade...............                                              400          803
  Other.............................     1,692           25           25           25           25
                                      --------     --------     --------     --------     --------
                                      $240,790     $291,564     $285,192     $273,526     $219,368
                                      ========     ========     ========     ========     ========

     The following table sets forth the stated maturities of Westcorp's investment securities at December 31, 1996.

                                            UP TO       ONE YEAR       FIVE YEARS    TEN YEARS   NO STATED
                                           ONE YEAR   TO FIVE YEARS   TO TEN YEARS    OR MORE    MATURITY
                                           --------   -------------   ------------   ---------   ---------
                                                               (DOLLARS IN THOUSANDS)
Interest bearing deposits with other
  financial institutions.................  $    510
Other short-term investments.............    62,798
Investment securities:
  U.S. Treasury securities and
     obligations of other U.S. Government
     agencies and corporations...........    78,920      $63,390
  Obligations of states and political
     subdivisions........................                                 $491        $ 1,022
  Other..................................                     25                                  $ 1,667
  FHLB stock.............................                                                          31,967
                                           --------      -------          ----         ------     -------
                                           $142,228      $63,415          $491        $ 1,022     $33,634
                                           ========      =======          ====         ======     =======
Weighted average interest rate...........       5.0%         6.1%          4.9%           5.1%        6.1%

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

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   1996         1995
                                                                 --------     --------
                                                                      (DOLLARS IN
                                                                      THOUSANDS)
        Held to maturity securities:
          GNMA certificates..................................    $346,098     $405,582
          FNMA participation certificates....................      84,005       97,352
          FHLMC participation certificates...................       7,358        9,120
          Other..............................................       1,201          164
                                                                 --------     --------
                                                                 $438,662     $512,218
                                                                 ========     ========
        Available for sale securities:
          GNMA certificates..................................    $321,776     $135,901
          FNMA participation certificates....................      71,983      101,344
          FHLMC participation certificates...................      17,127      103,089
                                                                 --------     --------
                                                                 $410,886     $340,334
                                                                 ========     ========

     The MBS held to maturity, with a total carrying value of $439 million, had an estimated market value of $442 million and a weighted average interest rate of 7.92% at December 31, 1996. The carrying value of the MBS available for sale is equal to its estimated market value of $411 million and has a weighted average interest rate of 7.90% at December 31, 1996. Westcorp's MBS portfolio had maturities of ten years or greater at December 31, 1996, although payments are generally received monthly throughout the life of these securities.

FUNDING SOURCES

     Westcorp employs various sources to fund its operations, including deposits, commercial paper, securitizations, advances from the FHLB, repurchase agreements, and other borrowings. The sources used vary depending on such factors as rates paid, maturities, and the impact on capital. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Capital Resources and Liquidity".

DEPOSITS

     Westcorp attracts both short-term and long-term deposits from the general public, commercial enterprises and institutions by offering a variety of accounts and rates. Westcorp offers regular passbook accounts, various money market accounts, demand deposit accounts, fixed interest rate certificates with varying maturities and individual retirement accounts. In 1996, the retail banking division embarked on an aggressive strategy to lower its overall cost of funds. This strategy involved becoming the primary bank for its customers by providing checking accounts, money market accounts, ATMs, debit cards, overdraft protection and alternative investments (primarily mutual funds and annuities). Westcorp's deposits are obtained primarily from the areas surrounding its banking offices in California.

     The following table sets forth the amount of Westcorp's deposits by type at the dates indicated.

                                                                DECEMBER 31,
                                       --------------------------------------------------------------
                                          1996         1995         1994         1993         1992
                                       ----------   ----------   ----------   ----------   ----------
                                                           (DOLLARS IN THOUSANDS)
No minimum term:
  Demand deposit accounts............  $   30,069
  Passbook accounts..................      42,532   $   65,293   $  104,085   $  162,185   $  189,895
  Money market deposit accounts......         438          602          801        1,149        1,212
  Noninterest bearing deposits.......      39,032
Certificate accounts:
  Certificates (30 days to five
     years)..........................   1,481,847    1,462,649    1,335,805    1,026,671    1,313,771
  IRA/Keogh..........................     231,535      224,931      192,091      167,053      178,019
Brokered deposits....................      48,489
                                       ----------   ----------   ----------   ----------   ----------
                                       $1,873,942   $1,753,475   $1,632,782   $1,357,058   $1,682,897
                                       ==========   ==========   ==========   ==========   ==========

     The variety of deposits offered by Westcorp has allowed it to remain competitive in obtaining funds and to respond with flexibility to changes in customer demand and competitive pressures. Generally, Westcorp, as other financial institutions, has become more subject to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The ability of Westcorp to attract and maintain deposits and control its cost of funds has been, and will continue to be, significantly affected by money market conditions.

     Westcorp's average certificate accounts outstanding are summarized below.

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1996           1995
                                                              ----------     ----------
                                                               (DOLLARS IN THOUSANDS)
        Average certificate accounts outstanding............  $1,674,658     $1,672,920
        Average interest rate paid..........................        5.8%           5.9%

     Deposit accounts are generally insured by the FDIC up to $100,000. Westcorp's maturities of certificate accounts greater than or equal to $100,000 are as follows:

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   1996         1995
                                                                 --------     --------
                                                                      (DOLLARS IN
                                                                      THOUSANDS)
        Three months or less...................................  $153,186     $132,549
        Over three months through six months...................    50,065       32,590
        Over six months through one year.......................   121,067      132,158
        Over one year through three years......................    76,168       79,513
        Over three years.......................................     5,780        6,151
                                                                 --------     --------
                                                                 $406,266     $382,961
                                                                 ========     ========

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

     The FHLB system functions in a reserve capacity for savings institutions. As a member, Westcorp is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB on security of such stock and on certain residential mortgage loans. The Bank has been preapproved for advances up to 25% of its assets, based on remaining availability under credit facilities established by the Bank with the FHLB, with 24 hours notice. Such borrowings may be made pursuant to several different programs offered from time to time by the FHLB. Additional funds are available subject to additional collateral and other requirements. Each credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB prescribes the acceptable uses to which advances pursuant to each program may be put, as well as limitations on the sizes of advances and repayment provisions.

     At December 31, 1996, 1995 and 1994, the Bank had $25.0 million, $67.9 million and $211 million of commercial paper outstanding, respectively, with a weighted average interest rate of 6.0%, 6.0% and 4.7%, respectively. The maximum amount of commercial paper outstanding at any month-end was $398 million and $240 million during 1996 and 1995, respectively. The average amount of commercial paper outstanding during 1996, 1995 and 1994 was $163 million, $124 million and $67 million, respectively.

     Savings associations such as the Bank also have authority to borrow from the FRB "discount window" FRB regulations require these institutions to exhaust all reasonable alternative sources of funds, including FHLB sources, before borrowing from the FRB. Federal regulations have been promulgated which connect Community Reinvestment Act ("CRA") performance with access to long term advances from FHLB to member institutions. The Bank received a "satisfactory" in its most recent CRA evaluation.

SUBORDINATED CAPITAL DEBENTURES

     In 1993, Westcorp, through the Bank, issued $125 million of 8.5% Subordinated Capital Debentures due 2003, of which $105 million are currently outstanding. In addition to being a funding source, the Bank is permitted to include these Debentures in supplementary capital for purposes of determining compliance with risk-based capital requirements. See "Supervision and Regulation -- Regulatory Capital Requirements".

SUBSIDIARIES

WESTERN FINANCIAL BANK, F.S.B. (THE BANK)

     The Bank is a federally chartered and insured savings bank. The Bank provides diversified financial services through commercial, real estate, mortgage and related lending programs, depository accounts and investment services. The Bank has 26 retail banking offices and 31 mortgage banking offices in 11 states. Substantially all of Westcorp's operations are conducted through the Bank and its subsidiaries. The Bank's subsidiaries are WFS (which in turn owns all of the stock of WFAL, WFAL2 and WFSII), WFIA, WFI, RECON, WCS, Westhrift and THCMB. On January 1, 1997, WFI became a direct subsidiary of the Bank. Each of these entities are described in detail below.

WFS FINANCIAL INC (WFS)

     WFS is in the business of consumer finance and operates through 136 offices in 31 states at December 31, 1996. Each of its offices are licensed to the extent required by law to conduct business in each respective state. WFS was created in 1995 by the combination of the Bank's automobile lending operations and the Bank's subsidiaries, Westcorp Financial Services, Inc., WFAL and WFAL2. Westcorp owns an 81% interest in WFS. The remaining interest is traded on the NASDAQ under the ticker symbol "WFSI." During 1996, WFS originated $2.1 billion of automobile loans. The loans which WFS originates are generally sold in securitized offerings by its subsidiaries WFAL and WFAL2. See "Business -- The Business of WFS -- Automobile Lending."

WFS FINANCIAL AUTO LOANS, INC. (WFAL)

     WFAL is a wholly owned, limited purpose subsidiary of WFS. WFAL was organized primarily for the purpose of purchasing automobile loans from WFS and securitizing such loans in the asset-backed market. A total of four securitization transactions totalling $2.1 billion were completed during 1996.

WFS FINANCIAL AUTO LOANS 2, INC. (WFAL2)

     WFAL2 is a wholly owned, limited purpose subsidiary of WFS. WFAL2 was organized primarily for the purpose of purchasing automobile loans from WFS, and securitizing such loans in the secondary market and engaging in other asset-backed financing transactions.

WFS INVESTMENTS, INC (WFSII)

     WFSII is a limited purpose, wholly owned subsidiary of WFS, a California corporation. WFSII was incorporated in California on June 11, 1996 for the purpose of purchasing ownership interests in owner trusts in connection with securitization transactions. WFSII is limited by its Articles of Incorporation from engaging in any business activities not incidental or necessary to its stated purpose.

WESTERN FINANCIAL INSURANCE AGENCY, INC. (WFIA)

     WFIA is a California based insurance agency which acts as an agent for independent insurers in providing property and casualty insurance coverage on collateral, primarily automobiles, securing loans made by Westcorp, collateral protection insurance and other noncredit related life and disability programs. WFIA's revenues consist of commissions received on policies sold to customers. In addition, WFIA held all outstanding stock of WFI at December 31, 1996.

WESTERN FINANCIAL INVESTMENTS, INC. (WFI)

     WFI began operations in 1994 as a licensed broker-dealer selling mutual funds as well as fixed and variable annuities to the general public. In 1996, the Bank re-engineered its sales program by licensing some of its banking office employees to augment its dedicated sales force by selling annuities. As a result of this reorganization, the sales of mutual funds and annuities is expected to play a larger role in the retail banking operation.

WESTERN RECONVEYANCE COMPANY, INC. (RECON)

     RECON is a California corporation which acts primarily as the trustee under trust deed loans made by Westcorp and is not a significant source of revenues or expenses.

WESTERN CONSUMER SERVICES, INC. (WCS)

     WCS conducts real estate development activities through a California limited liability company ("LLC"). The purpose of the LLC is to acquire, develop and ultimately sell single family residences. Westcorp's interest includes a participating share of the profits realized upon the sale of each unit.

     WCS also owns three branch locations of Westcorp. One location was transferred in 1993, and two additional locations were transferred in 1996. These transfers occurred as a result of a determination that these properties could not be treated as branch premises for regulatory purposes since the Bank did not occupy 25% of the premises, consistent with OTS guidelines, and was thus required to divest the property. The Bank is required to hold risk-based capital against its investment in WCS. Two of the three properties have been sold to unrelated parties as of December 31, 1996.

WESTHRIFT LIFE INSURANCE COMPANY (WESTHRIFT)

     Westhrift, an Arizona corporation, is engaged in the business of reinsuring credit life and credit disability insurance offered to borrowers of Westcorp and underwritten by an independent insurer. The credit life insurance policies provide for full payment to Westcorp of the insured's financial obligation in the event of the insured's death. The credit disability insurance policies provide for payment to Westcorp of an insured's financial obligation during a period of disability resulting from illness or physical injury. Westhrift has a Certificate of Authority from the California Insurance Commissioner authorizing it to conduct insurance business in California. At December 31, 1996, credit life and disability insurance in force was $9.8 million.

     For Arizona statutory purposes, Westhrift is required to maintain reserves for losses on credit life and credit disability policies. Westhrift's aggregate reserves for credit life and credit disability policies at December 31, 1996 were $0.6 million. The aggregate reserves are computed in accordance with commonly accepted actuarial standards consistently applied, and are based on actuarial assumptions which are in accordance with or stronger than those called for in policy provisions. The policies reinsured are underwritten by the independent insurer for no more than the amount that the insured owes to Westcorp, not to exceed $25 thousand per loan. Westhrift also maintains a $0.5 million deposit in accordance with California statutory deposit requirements. Westhrift does not engage in any business except with respect to customers of Westcorp and WFS.

THE HAMMOND COMPANY, THE MORTGAGE BANKERS (THCMB)

     An 80% interest in The Hammond Company ("THC") and its subsidiaries was acquired by the Bank on December 21, 1995. On June 19, 1996 the Bank acquired the remaining 20% of THC. On August 13, 1996, THC was merged into its subsidiary The Hammond Company, The Mortgage Bankers ("THCMB"). In addition, in December 1996, the two subsidiaries of THCMB, Sunstate Insurance and Hammond Service Corporation, were dissolved. In late 1996, the Bank combined all of THCMB, except for its VA and California Housing Finance Authority ("CHFA") mortgage lending with the Bank's Mortgage Banking Division, as the retail mortgage arm of the Bank. All of this THCMB business now operates as the retail group of the Mortgage Banking Division. THCMB is a mortgage banking company involved in the origination and sale of CHFA and VA mortgage loans. THCMB is not a significant source of revenues or expenses.

WESTCORP INVESTMENTS, INC. (WII)

     WII is a limited-purpose, wholly owned subsidiary of Westcorp. WII was incorporated in California on February 9, 1996 for the purpose of purchasing an ownership interest in an owner trust created for a Westcorp automobile loan securitization transaction. WII is limited by its Articles of Incorporation from engaging in any business activities not incidental or necessary to its stated purpose.

WESTRAN SERVICES CORP. (WESTRAN)

     Westran, is a California corporation, which provides travel related services for Westcorp and its subsidiaries. It is not a significant source of revenues or expenses for Westcorp.

COMPETITION

     Westcorp faces strong competition in both its lending and deposit gathering activities. Westcorp believes it can differentiate itself from its competition based on product pricing and because it offers a high degree of quality and professionalism in the services it provides through longstanding relationships with borrowers, real estate brokers, automobile dealers and retail deposit customers.

     Competition in originating mortgage loans comes primarily from other savings and loan associations, commercial banks and mortgage bankers. Westcorp competes for mortgage loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides borrowers and real estate brokers.

     The competition for the equity lending group comes primarily from other consumer finance companies. Westcorp's equity lending group is able to provide excellent customer services and very short processing time from the time an application is taken until the time a loan is funded. Also, Westcorp offers products such as the "no-equity" loan which is not widely offered by other institutions.

     The greatest competition for deposits comes from other savings and loan associations, money market funds, commercial banks, credit unions, thrift and loan associations, corporate and government securities and mutual funds. Many of the nation's largest savings and loan associations and other depository institutions are headquartered or have branches in the areas where Westcorp primarily conducts its business. The "Riegle-Neal Interstate Banking and Branch Efficiency Act of 1994" legislated broader interstate banking authority to financial institutions. At this time, Westcorp does not know the full extent, if any, this Act might have on Westcorp or its competitors. Westcorp competes for deposits primarily on the basis of interest rates paid and quality of service provided to its customers. Westcorp does not rely on any individual, group or entity for a material portion of its deposits. The deposits are placed by depositors in the geographic areas in which Westcorp's retail banking offices are located.

     Competition in the commercial banking business comes primarily from other commercial banks with a presence in the same geographic area. In general, many commercial banks are more sizeable institutions with larger lending capacity and lower cost of funds than Westcorp. However, Westcorp, because of the experience of the individuals it has recruited, plans to differentiate itself based on outstanding relationship management as well as on the ability to provide quick credit decisions, competitive interest rates and competitive pricing on loans, deposits and other services.

     WFS faces strong competition in the purchase of automobile dealer generated automobile loans from competitors including automobile manufacturer finance subsidiaries, consumer finance companies, commercial banks, and credit unions. WFS competes for the purchase of such loans on the basis of price and the level of service provided to the respective dealers, including its promptness in processing and approving automobile applications submitted by the dealer.

TAXATION

FEDERAL INCOME TAXES

     Westcorp and its subsidiaries file a calendar year consolidated federal income tax return. All entities included on the consolidated financial statements are included in the consolidated tax return except for Westhrift, which files separately.

     The Bank is a savings and loan association for federal tax purposes. Prior to 1996, savings and loan associations satisfying certain conditions were permitted under the Internal Revenue Code ("IRC") to establish reserves for bad debts and to make annual additions to these reserves which qualified as deductions from income. However, in 1996 new legislation was enacted which eliminated the reserve method of accounting for bad debts for tax purposes for savings and loan associations. The repeal of the reserve method is effective for tax years beginning after December 31, 1995. Savings and loan associations are now subject to the same tax laws regarding bad debt reserves as banks. A bank which qualifies as a "small bank" may still be allowed to use the reserve method of accounting for bad debts, but may only calculate its addition to the reserve using the experience method, not the percentage of taxable income method. A bank which qualifies as a "large bank" is not allowed to use the reserve method and is only allowed amounts which are specifically charged off to be taken as a tax deduction. The Bank is considered a "large bank" for federal income tax purposes and, therefore, will be required to use the specific charge off method for deducting bad debts for federal income tax purposes beginning in 1996.

     The tax reserves for bad debts which were added after 1987 and which still exist as of the date of this change, are required to be recaptured into income ratably over a period of six years starting with the first taxable year after 1995. However, savings and loan associations which meet the "residential loan requirement" will be allowed to defer the recapture of their reserves for up to two years. In order to meet the residential loan requirement, the principal amount of residential loans made by a savings and loan association must equal or exceed the average principal amount of the residential loans made by the savings and loan association during the six most recent tax years beginning before 1996. The tax reserves related to pre-1988 additions to the reserves, are not required to be recaptured into income as a result of this legislation. The balance of the Bank's post-1987 reserve as of December 31, 1995, which will be required to be recaptured into income is $17 million. The Bank met the residential loan requirement for 1996 and, thus, has postponed recapture of its post-1987 reserves for this year.

     Prior to the new legislation discussed above, the Bank, if it met certain criteria, was permitted to compute its addition to the bad debt reserve on loans using one of the following two methods: (i) the percentage of taxable income method; or (ii) the experience method. The Bank has used whichever method has provided the maximum tax deduction in the past. A savings and loan association which utilized the percentage of taxable income method is subject to recapture taxes on such reserves if it makes certain distributions to its stockholders. Dividends may be paid without the imposition of any tax on the Bank if the amounts paid as dividends do not exceed the Bank's current or accumulated earnings and profits as calculated for federal income tax purposes. Dividends paid in excess of current and accumulated earnings and profits, stock redemptions and other distributions with respect to stock, are deemed to be made from the bad debt reserve for qualifying real property loans, to the extent that this reserve exceeds the amount that could have accumulated under the experience method. The amount of tax that would be payable upon any distribution which is treated as having been made from the bad debt reserve for qualifying real property loans are also deemed to have been paid from the reserve to the extent thereof. Management does not contemplate making distributions that will create taxable income, but assuming a 35% tax rate, distributions to stockholders which are treated as having been made from the bad debt reserve for qualifying real property loans could result in a federal recapture tax which is approximately equal to one-half of the amount of such distributions. Despite the new laws regarding tax bad debt reserves, to the extent that the Bank has not recaptured its reserves into income as discussed above, and makes distributions deemed to have been made from their remaining reserves, the Bank would still be subject to the recapture tax discussed above.

     Westcorp will be subject to the alternative minimum tax if such tax is larger than the regular federal tax otherwise payable. Generally, alternative minimum taxable income is a taxpayer's regular taxable income, increased by the taxpayer's tax preference items for the year and adjusted by computing certain deductions in a special manner which negates the acceleration of such deductions under the regular federal tax. This amount is then reduced by an exemption amount and is subject to tax at a 20% rate. In the past, Westcorp has not generally paid alternative minimum tax and does not expect that they will in the current year.

     Currently Westcorp and its subsidiaries are under examination by the Internal Revenue Service for the tax years ended December 31, 1993 and 1994. Management does not anticipate any significant changes based upon these examinations.

CALIFORNIA FRANCHISE TAX AND OTHER STATE PROVISIONS

     At the end of 1996, Westcorp and subsidiaries had a tax presence in approximately 31 states. However, the majority of the activity of the group and the resulting income should be taxed as California source income, with minor amounts apportioned or allocated outside California.

     The California franchise tax applicable to the Bank is higher than the rate of tax applicable to nonfinancial corporations because it includes an amount "in lieu" of local personal property and business license taxes paid by nonfinancial corporations, but not generally paid by financial institutions such as the Bank. For taxable years ending after December 31, 1995, the tax rate for a financial corporation is equal to the tax rate on a regular corporation plus 2%, or 11.3%.

     Under California law, a savings and loan association may determine its bad debt deduction using one of two methods. The first method allows a deduction for debts which become wholly or partially worthless during the tax year (i.e., the specific charge off method). The second method allows a reasonable addition to a reserve to be deducted. A reasonable addition can be calculated using an experience ratio, or may be determined by management to be greater than the experience ratio, but not greater than the amount deducted for regulatory and financial statement purposes, and not greater than 1% of outstanding loans at year end. The Bank generally determines its California bad debt deduction using an experience ratio. California has not yet conformed to the federal repeal of the reserve method of accounting for bad debts for a savings and loan association, but may do so in the future.

     Westcorp and its subsidiaries compute their taxable income for California purposes an a unitary basis, or as if they were one business unit, and file one combined California franchise tax return (excluding Westhrift). The California returns of Westcorp and subsidiaries for the tax years 1990 through 1993 were examined by the Franchise Tax Board. A claim for refund is still pending. All other issues for those years have been settled.

SUPERVISION AND REGULATION

GENERAL

     The adoption of Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") substantially restructured the regulatory framework in which Westcorp and the Bank operate. In December 1991, the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") was enacted. FDICIA requires specified regulatory agencies to adopt regulations having broad application to insured financial institutions such as the Bank. In 1994, the Riegle Community Development and Regulatory Improvement Act of 1994 ("RCDA") was adopted, which modified several of the requirements initiated by FDICIA. In addition, the Deposit Insurance Fund Act (the "Fund Act") has further modified certain of these requirements.

     Set forth below is a discussion of the statutory and regulatory framework for Westcorp and the Bank as affected by FIRREA, FDICIA, RCDA and the Fund Act and the regulations promulgated thereunder. However, to the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in the applicable law or regulation or in the policies of various regulatory authorities may have a material effect on the business and prospects of Westcorp and the Bank.

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

     Savings association subsidiaries of a savings and loan holding company are limited by HOLA in the type of activities and investments in which they may participate if the investment and/or activity involves an affiliate. In general, savings association subsidiaries of a savings and loan holding company are subject to Sections 23A and 23B of the Federal Reserve Act ("FRA") in the same manner and to the same extent as if the savings association were a member bank of the Federal Reserve System, as well as being subject to similar regulations adopted by the OTS. Section 23A of the FRA puts certain quantitative limitations, based upon a percentage of the savings association's capital stock and surplus, on certain transactions between a bank or its subsidiary and an affiliate, including transactions involving (i) loans or extensions of credit to the affiliate; (ii) the purchase of or investment in securities issued by an affiliate; (iii) purchase of certain assets from an affiliate; (iv) the acceptance of securities issued by an affiliate as security for a loan or extension of credit to any person; or (v) the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. The Board of Governors of the Federal Reserve System (the "Board") has revised the definition of capital stock and surplus for purposes of Section 23A to conform that definition to that used by the Board in calculating the limits in Regulation O for insider lending and by the Office of the Comptroller of the Currency ("OCC") in calculating the limit on loans by a national bank to a single borrower. The revised definition will permit subordinated debt that qualifies for inclusion in Tier 2 capital to be included.

     In addition, under Section 23B, transactions between a bank or its subsidiary and an affiliate must meet certain qualitative limitations. Such transactions must be on terms at least as favorable to the bank or its subsidiary as transactions with unaffiliated companies.

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

     Amendments made by FIRREA and FDICIA require that savings associations comply with the requirements of FRA Sections 22(g) and 22(h), and FRB Regulation O promulgated thereunder, in the same manner as member banks, with respect to loans to executive officers, directors and principal shareholders. The RCDA permits loans secured by a first lien on an executive officer's residence to be made without prior approval of the board of directors of the financial institution. As a matter of policy, Westcorp does not make loans to executive officers, directors or principal shareholders.

THE BANK

  California Savings Association Law

     As a federally chartered institution, the Bank's investments and borrowings, loans, issuance of securities, payments of interest and dividends, establishment of branch offices and all other aspects of its operations are subject to the exclusive jurisdiction of the OTS, to the exclusion of the California Savings Association Law or regulations of the California Savings and Loan Commissioner. The OTS has adopted regulations to the effect that State laws pertaining to the operations of federal savings associations and their operating subsidiaries are preempted.

  Federal Home Loan Bank System

     The Bank, as a member of the FHLB, is required to own capital stock in the FHLB in an amount at least equal to the greater of 1% of the aggregate outstanding balance of its loans secured by residential real property or 5% of the sum of advances outstanding plus committed FHLB commercial paper lines. The Bank is in compliance with this requirement.

     Since the adoption of FIRREA, the dividends which the Bank has received on its FHLB stock have been significantly reduced as a result of requirements imposed by FIRREA on the FHLB System. Each bank in the FHLB system is required to transfer a certain portion of its reserves and undivided profits to the Resolution Funding Corporation ("RFC"), the entity established to raise funds to resolve troubled thrifts, to fund a portion of the interest and the principal on RFC bonds and other obligations. Also, each bank in the FHLB system is required to transfer a percentage of its annual net earnings to the Affordable Housing Program, as defined in FIRREA. This amount, as of January 1, 1996, is a minimum of 10% of the annual net income of each bank in the FHLB system.

  Insurance of Accounts

     The FDIC administers two separate deposit insurance funds for financial institutions: (i) the Savings Association Insurance Fund ("SAIF"), which insures the deposits of associations that were insured by the FSLIC prior to the enactment of FIRREA, and (ii) the Bank Insurance Fund ("BIF"), which insures the deposits of institutions that were insured by the FDIC prior to FIRREA. Commenc-ing in 1989, the deposits of the Bank became insured through the SAIF to the maximum amount permitted by law (currently $100,000).

     During 1996 the Bank was required to pay insurance premiums of $4.2 million, not including the SAIF special assessment discussed below. FDICIA required the FDIC to implement a risk-based assessment system under which an institution's premiums are based on the FDIC's determination of the relative risk the condition of such institution poses to its insurance fund. In response, the FDIC adopted a final rule, effective January 1, 1994. Under this rule, each insured institution is classified as "well capitalized," "adequately capitalized" or "undercapitalized," using definitions substantially the same as those adopted with respect to the "prompt corrective action" rules adopted by the regulatory agencies under FDICIA. See "Prompt Corrective Regulatory Action." Within each of these classifications, the FDIC has created three risk categories into which an institution may be placed, based upon the supervisory evaluations of the institution's primary federal financial institution regulatory agency and the FDIC. These three categories consist of those institutions deemed financially sound, those with demonstrated weakness that could result in significant deterioration of the institution and risk of loss to the FDIC, and those which pose a substantial probability of loss to the FDIC. Each of these nine assessment categories for SAIF insured institutions such as the Bank is assigned an assessment rate. Under the regulations, an institution is precluded from disclosing the risk-based assessment category to which it has been assigned.

     Pursuant to the provisions of FIRREA, the FDIC adopted a significant reduction in the insurance premiums to be paid by those financial institutions, primarily commercial banks, whose deposits are insured under the BIF. For BIF insured institutions, the assessment rate ranged from 0 to 27 basis points per annum of the institution's deposit assessment base, with a minimum premium of $2,000 per year, while for SAIF insured institutions it ranged from 23 to 31 basis points per annum. The Fund Act, signed into law by President Clinton on September 30, 1996, provides for elimination of the differential in premiums. In addition, the Fund Act authorized a one-time special assessment of 65.7 basis points of SAIF-assessable deposits as of March 31, 1995, to be paid by SAIF insured institutions to recapitalize the SAIF. On November 27, 1996, the FDIC collected from the Bank a special assessment of $11.6 million. As a result of the special assessment required by the Fund Act, the SAIF was capitalized at the target Designated Reserve Ratio ("DRR") of 1.25% of estimated insured deposits on October 1, 1996. Therefore, the FDIC lowered the rates on assessments paid to the SAIF, while simultaneously widening the spread between the lowest and highest rates, to avoid collecting more than needed to maintain the DRR, and to improve the effectiveness of the risk-based system. Effective October 1, 1996, for all SAIF insured institutions other than SAIF-member savings associations, the assessment rate ranged from 0 to 27 basis points per annum. On January 1, 1997, the adjusted rates became effective for all institutions including the Bank. A special interim rate schedule of 18 to 27 basis points per annum was also established for SAIF-member savings associations for the period of October 1, 1996, to January 1, 1997, reflecting the fact that assessments paid to the Financing Corporation ("FICO") are included in the SAIF rates for these institutions during that interval. The Fund Act separated, effective January 1, 1997, the FICO assessment from the SAIF assessment. Excess assessments collected under the prior assessment schedule will be refunded or credited with interest. The Fund Act also provides for the eventual merger of the BIF and SAIF funds on January 1, 1999, provided that legislation is adopted which will eliminate the federal thrift charter.

     FIRREA established a five year moratorium on conversions from the SAIF to the BIF. The Resolution Trust Corporation Completion Act ("RTCCA"), enacted on December 17, 1993, extended this moratorium until the date on which the SAIF first meets the reserve ratio designed for it. The Fund Act provides that the moratorium will now terminate on the earlier of January 1, 2000 or when the bank and savings association charters are united and the BIF and SAIF are merged. There are several exceptions to this moratorium. Most importantly, a SAIF member may convert to a bank charter if the resulting bank remains a SAIF member during the term of the moratorium. Additionally, conversions to a bank charter can take place during the moratorium if: (i) it affects only an "insubstantial" portion of an institution's total deposits and is approved by the FDIC; (ii) it results from the acquisition of a troubled institution that is in default or in danger of default and is approved by the FDIC; or (iii) it results from a merger or consolidation of a bank and a savings association and is approved by the FDIC or the OCC, as well as by the FRB.

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

  Liquidity Requirements

     Under OTS regulations, the Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations and certain corporate debt obligations and commercial paper) equal to at least 5% of its average daily balance of net withdrawal accounts and borrowings payable on demand or in one year or less. The Bank must also maintain an average daily balance of short-term liquid assets (generally those having maturities of one year or less) equal to at least 1% of its average daily balance of net withdrawable accounts plus short-term debt. If at any time the Bank's liquid assets do not at least equal (on an average daily basis for any month) the amount required by these regulations, the Bank would be subject to various OTS enforcement procedures, including monetary penalties. At December 31, 1996, such percentages were 7.36% and 3.54%, respectively. Thus, the Bank was in compliance with these requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity."

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

     At December 31, 1996, the Bank met the capital requirements of a well capitalized association as defined by the regulation. At that date, the Bank held $48.5 million of brokered deposits.

  Regulatory Capital Requirements

     The HOLA, as amended by FIRREA, mandates that the OTS promulgate capital regulations which provide capital standards no less stringent than the capital standards applicable to national banks.

     The HOLA and the OTS regulation require savings associations to maintain "core capital" in an amount not less than 3% of adjusted total assets. Core capital is defined in the OTS capital regulations as including, among other things, (i) common shareholders' equity (including retained earnings); (ii) a certain portion of the association's qualifying supervisory goodwill; (iii) noncumulative perpetual preferred stock and related surplus; and (iv) purchased and originated mortgage servicing rights ("MSRs") and purchased credit card relationships ("PCCRs") meeting certain valuation requirements. The maximum amount of MSRs and PCCRs which can be included in core capital and tangible capital may not exceed, in the aggregate, an amount equal to 50% of the institutions core capital, with PCCRs limited to 25% of core capital. At December 31, 1996 the Bank had $28.6 million of MSRs, but held no PCCRs. Of the MSRs held by the Bank, $2.9 million are in excess of the amount which may be included within the Bank's core capital.

     The regulations of the OCC, the principal national bank regulator, require a minimum core capital requirement of 3% of adjusted total assets for national banks with a composite 1 rating (the highest rating available) under the Capital, Asset quality, Management, Earnings, Liquidity, Sensitivity toward market risk ("CAMELS") rating system for national banks and substantially higher core capital requirements for lower rated national banks. Most national banks are required to maintain core capital of 4% to 5% under this regulation. Because HOLA generally requires that the capital standards applicable to savings institutions be "no less stringent" than those applicable to national banks, there is a high likelihood that the OTS will impose substantially equivalent requirements, and in April 1991, the OTS proposed to modify the 3% of adjusted total assets core capital requirement in the same manner. Under the OTS proposal, only savings associations rated composite CAMELS 1 will be permitted to operate at the regulatory minimum core capital ratio of 3%. For all other savings associations, the minimum core capital ratio will be 3% plus at least an additional 100 to 200 basis points, which thus will increase the core capital ratio requirement to 4% to 5% (or more) of adjusted total assets. In determining the amount of additional core capital any savings institution will be required to maintain, the OTS will assess both the quality of risk management systems and the level of overall risk in each individual savings association through the supervisory process on a case-by-case basis. The OTS has not yet issued a final rule. The OTS capital regulations already permit the OTS to impose a higher individual minimum capital requirement on a case-by-case basis. The Bank is not currently subject to any such requirement. The Bank's core capital ratio at December 31, 1996 was 10.53%.

     A savings association must maintain "tangible capital" in an amount not less than 1.5% of adjusted total assets. "Tangible capital" means core capital less any intangible assets (including supervisory goodwill), plus MSRs and PCCRs to the extent includable in core capital as described above. At December 31, 1996, the Bank's tangible capital was 10.53%.

     A savings institution's investments in, and extensions of credit to, a subsidiary engaged in any activities not permissible for national banks ("nonincludable subsidiaries") generally are deducted from the institution's core capital and tangible capital in determining compliance with capital standards. This deduction is not required for investments in, and extensions of credit to, a subsidiary engaged solely in mortgage banking, to certain subsidiaries which are themselves insured depository institutions or, unless the FDIC determines otherwise in the interests of safety and soundness, to a subsidiary which engages in such impermissible activities solely as agent for its customers. Effective July 1, 1996, the Bank is required to deduct from its core and tangible capital its investments in WCS (both equity and extensions of credit), as WCS is engaged in residential real estate activities not permitted by national banks. At December 31, 1996, the amount excluded from the Bank's core and tangible capital was $13.1 million.

     As of December 31, 1996, the Bank's core capital was $349 million, exceeding the Bank's regulatory requirement by $250 million. The Bank's tangible capital at December 31, 1996 was $349 million, exceeding the applicable regulatory requirement by $299 million.

     The risk-based component of the capital standards requires that an association have total capital equal to 8.0% of risk-weighted assets. The OTS risk-based capital regulation provides that for assets sold as to which any recourse liability is retained (including on balance sheet assets related to the assets sold which are at risk) a savings association must hold capital as a part of its risk-based capital requirement equal to the lesser of (i) the amount of that recourse liability or (ii) the risk-weighted capital requirement for assets sold off balance sheet as though the assets had not been sold. In addition, in the former instance, when calculating the Bank's risk-based capital ratio (a) the value of those on balance sheet assets which are subject to recourse, to the extent of that recourse liability ("fully-capitalized assets"), is deducted from the Bank's total capital and (b) neither the risk-weighted value of the asset sold off balance sheet nor the amount of the fully capitalized assets is included in the Bank's total risk-weighted assets. The Bank's risk-based capital requirement at December 31, 1996 included $306 million due to its recourse liability relating to grantor and owner trust financings, including fully capitalized assets.

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

     Also in response to the RCDA, the federal banking agencies, including the OTS, have adopted regulations pertaining to the amount of risk-based capital which must be held upon the sale, with recourse, of qualifying small business loans. Under these regulations, a well capitalized institution, such as the Bank, upon the sale of loans which meet the criteria for loans to small business, as defined by the Small Business Administration, needs to maintain capital only against the amount of recourse retained, provided a reserve is established, under GAAP, for that recourse liability. In addition, the maximum amount of recourse retained under this regulation may not exceed 15% of the Bank's total capital. The effect of this regulation is to substantially reduce the amount of risk-based capital which must be maintained upon the sale of qualifying small business loans.

     The Bank's total risk-weighted assets are determined by taking the sum of the products obtained by multiplying each of the Bank's assets and certain off balance sheet items by a designated risk-weight. Before an off balance sheet item can be assigned a risk-weight, it must be converted to an on balance sheet credit equivalent amount.

     Four risk-weight categories exist for on balance sheet assets. The four risk-weighted categories are zero percent (generally cash and securities issued by or backed by the full faith and credit of the United States), twenty percent (generally US government backed mortgage securities), fifty percent (generally qualifying mortgage loans and mortgage backed securities not within lower categories) and one hundred percent (all other assets).

     Before a risk-weight category can be applied to a consolidated off balance sheet item, such item must be converted into a credit-equivalent amount by multiplying its face amount by whichever of four credit conversion factors is appropriate. There is a one hundred percent conversion of direct credit substitutes, and net assets sold under an agreement to repurchase; a fifty percent conversion factor for transaction-related contingencies and the unused portions of nonexempt loan commitments; a twenty percent conversion for trade-related contingencies, such as commercial letters of credit; and a zero percent conversion for the unused portion of exempt loan commitments and unused, unconditionally cancellable retail credit card lines. Interest rate contracts have special credit equivalent amounts equal to the sum of their current credit exposure plus their potential credit exposure. The risk-weight category to be applied to such amounts in determining the credit risk component would depend on the obligor, but in no event would be higher than fifty percent risk-weight. As of December 31, 1996 the Bank's total risk-weighted assets equaled $4.3 billion.

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

     Total capital, as defined by OTS regulations, is core capital plus supplementary capital (supplementary capital cannot exceed 100% of core capital) less direct equity investments not permissible to national banks (subject to a phase-in schedule), reciprocal holdings of depository institution capital investments, and that portion of land loans and nonresidential construction loans in excess of 80% loan-to-value ratio. Supplementary capital is comprised of three elements: (i) permanent capital instruments not included in core capital; (ii) maturing capital instruments; and (iii) general valuation loan and lease loss allowance.

     The Bank currently has $107 million (excluding discount) of its 8.5% Debentures outstanding. Pursuant to the approval from the OTS to treat those debentures as supplementary capital, subsequent to September 30, 1995 the amount of those debentures which may be included as supplementary capital may not exceed one-third of the Bank's total capital. At December 31, 1996, the 8.5% Debentures then outstanding represented 22.8% of the Bank's total capital. Consistent with the OTS capital regulations, the amount of the 8.5% Debentures which may be included as supplementary capital will decrease at the rate of 20% of the amount originally outstanding per year (net of redemptions), commencing on July 1, 1998. The Bank's total capital at December 31, 1996 was $468 million and its risk-based capital ratio was 10.91%.

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

     Specifically, the rule provides that a savings association's IRR is to be determined by the decline in that association's Net Portfolio Value ("NPV") (i.e., the value of the association's assets as determined in accordance with the provisions of the rule) resulting from a 200 basis point change in market interest rates (increase or decrease, whichever results in a lower NPV) divided by the NPV prior to that change. If that result is a decrease of greater than 2%, the association must deduct from its total capital an amount equal to one-half of the decline in its NPV in excess of 2% of its NPV prior to the interest rate change (the "IRR component"). The reduction of an association's total risk-based capital is effective on the first day of the third quarter following the reporting date of the information used to make the required calculations. The rule also contains provisions (i) reducing the IRR component if the association reduces its IRR by the end of the quarter following the reporting date and (ii) permitting the OTS to waive or defer the IRR component on a showing that the association has made meaningful steps to reduce or control its interest rate risk. The OTS has postponed the effective date as of which an IRR component will be required to be deducted from a savings association's capital to permit the OTS to review the interest rate risk regulations currently being promulgated by the other federal banking agencies for their respective institutions. Even were the rule currently being applied, the Bank would not be required to reduce its total capital by an IRR component, and does not anticipate being required to do so during 1997.

     Any savings association that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on an association's operations and the appointment of a conservator or receiver. The OTS's capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions. The OTS must prohibit asset growth by any institution that is in violation of the foregoing minimum capital requirements, and must require any such institution to comply with a capital directive issued by the OTS. See "Prompt Corrective Regulatory Action."

     In summary, the Bank exceeded the current minimum requirements for core capital, tangible capital and risk-weighted capital as of December 31, 1996.

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

     FDICIA prohibits any insured institution (regardless of its capitalization category) from making capital distributions to anyone or paying management fees to any persons having control of the institution if, after such transaction, the institution would be undercapitalized. Any undercapitalized institution must submit an acceptable capital restoration plan to the appropriate agency within 45 days of becoming undercapitalized.

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

     The OTS, in conjunction with the other federal financial institution regulatory agencies, adopted regulations defining the five categories of capitalization and implementing a framework of supervisory actions, including those described above, applicable to savings institutions in each category. The regulations provide that a savings association will be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 (i.e., core) risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater and is not subject to any OTS order or directive to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater; has a Tier 1 risk-based capital ratio of 4% or greater and has either (a) a leverage ratio of 4% or greater or (b) a leverage ratio of 3% or greater and is rated composite 1 under the CAMELS rating system in the most recent examination of the institution; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, has a Tier 1 risk-based capital ratio that is less than 4%, has a leverage ratio that is less than 4% or, if rated composite 1 under the CAMELS rating system in the most recent examination of the institution, has a leverage ratio that is less than 3%; (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%. At December 31, 1996, the Bank met the capital requirements of a "well capitalized" institution, as its total risk-based capital ratio was 10.91%, its Tier 1 risk-based capital ratio was 8.14% and its leverage ratio was 10.46%.

  Loans to One Borrower

     Under the HOLA as amended by FIRREA, the loans to one borrower limitations for national banks apply to all savings associations in the same manner and to the same extent as they do to national banks. Thus, savings associations generally are not permitted to make loans to a single borrower in excess of 15% to 25% of the savings associations' unimpaired capital and unimpaired surplus (depending upon the type of loan and the collateral provided therefore), except that a savings association may make loans to one borrower in excess of such limits under one of the following circumstances: (i) for any purpose, in any amount not to exceed $500,000; (ii) to develop domestic residential housing units, in an amount not to exceed the lesser of $30.0 million or 30% of the savings association's unimpaired capital and unimpaired surplus, provided that the association receives the written approval of the OTS to do so (which approval the Bank has not sought) and certain other conditions are satisfied; or
(iii) to finance the sale of real property which it owns as a result of foreclosure, providing that no new funds are advanced. In addition, further restrictions on a savings association's loans to one borrower authority may be imposed by the OTS if necessary to protect the safety and soundness of the savings association. At December 31, 1996, 15% of the Bank's unimpaired capital and unimpaired surplus for loans to one borrower purposes was $61.2 million. The largest amount outstanding at December 31, 1996 to one borrower (and related entities) was $11.8 million.

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

     The Bank's aggregate investment in service corporation subsidiaries was $16.8 million and its equity investments in operating subsidiaries was $158 million as of December 31, 1996.

  Qualified Thrift Lender Test

     A Qualified Thrift Lender ("QTL") test was enacted as a part of FIRREA, and was modified by FDICIA and the Economic Growth and Regulatory Paperwork Reduction Act ("EGRPRA"). An association that fails to become or remain a QTL must either (i) convert to a bank subject to the banking regulations or (ii) be subject to severe restrictions, including being forbidden to invest in or conduct any activity that is not permissible to both a savings association and a national bank, and certain other restrictions on branching, advances from its Federal Home Loan Bank, and dividends. For a three year period after an association fails to meet its QTL requirements, the association is forbidden from retaining any investment or continuing any activity not permitted for a national bank and must repay promptly all FHLB advances. In addition, companies that control savings associations that fail the QTL test must, within one year of such failure, become a bank holding company subject to the Bank Holding Company Act.

     Under the existing QTL requirements, a savings association's "qualified thrift investments" must equal not less than 65% of the association's "portfolio assets" measured on a monthly basis, in 9 of every 12 consecutive months. Savings associations have the option of substituting compliance with the IRC "domestic building and loan association"
(DBLA) test for compliance with the amended QTL requirements. Qualified thrift investments include: (i) all loans or mortgage-backed securities held by an association which are secured or relate to domestic residential or manufactured housing; (ii) investments in educational, small business, credit card, and credit card account loans; and (iii) FHLB stock and certain obligations of the FDIC and related entities. Certain other investments are included as qualified thrift investments, but are limited to 20% of an association's portfolio assets, including (i) 50% of residential mortgage loans sold by an association within 90 days of their origination, (ii) investments in subsidiaries which derive at least 80% of their revenue from domestic residential or manufactured housing,
(iii) subject to certain limitations, 200% of investments relating to "starter homes" or housing and community facilities in "credit-needy areas," (iv) consumer loans in the aggregate of not more than 20% of portfolio assets, and
(v) FHLMC and FNMA stock. Portfolio assets are total assets less goodwill and other intangible assets, the value of the association's facilities and the association's liquid assets maintained to meet its liquidity requirements (but not over 20% of its total assets).

     At December 31, 1996 the Bank's percentage of qualified thrift investments to portfolio assets was 87%. Westcorp anticipates that the Bank will continue to remain a QTL.

  Dividend Regulations

     The OTS has adopted regulations limiting the amount of capital distributions a savings association may make. The regulation divides savings associations into three tiers; those which meet all of the fully phased-in capital requirements of the OTS both before and after the proposed distribution (Tier 1 Associations), those which meet all of the current capital requirements both before and after the proposed distribution (Tier 2 Associations), and those which fail to meet one or more of the current capital requirements (Tier 3 Associations). A Tier 1 Association may make capital distributions in an amount equal to the greater of (i) 100% of its net income for the current calendar year to the date of capital distribution, plus the amount that would reduce by one-half its "surplus capital ratio" (the amount by which the association's total capital-to-risk-weighted assets ratio exceeds its fully phased-in requirement of 8%) at the beginning of the current calendar year (i.e., at the end of the preceding calendar year), or (ii) 75% of its net income over the most recent four-quarter period preceding the quarter in which the capital distribution is to be made. A Tier 2 Association may make capital distributions of up to 75% of its net income over the past four-quarter period. A Tier 3 Association may not make any capital distribution without the prior authorization of the OTS. Although Tier 1 and Tier 2 Associations do not need to obtain prior approval to make a capital distribution which complies with the requirements of the OTS regulation, the savings association must file a notice with the OTS at least 30 days in advance of the date on which the distribution is to be made. The OTS has proposed that savings associations which are not subsidiaries of holding companies and which are rated CAMELS 1 or CAMELS 2 may make distributions without advance notice to the OTS. The OTS has the authority, under the regulation, to preclude a savings association from making capital distributions, notwithstanding its qualification to do so on the above tests, if the OTS determines that the savings association is in need of more than normal supervision, or if the proposed distribution will constitute an unsafe or unsound practice given the condition of the savings association. In addition, a Tier 1 Association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 Association as a result of such determination. A savings association may also apply to the OTS for approval to make a capital distribution even though it does not meet the above tests, or for an amount which exceeds the amount permitted by the express terms of the regulation.

     In addition, another OTS regulation pertaining to holding companies requires that the OTS be given a 30 day advance notice before a savings association subsidiary pays a dividend to its holding company. The notice described above can also constitute the notice for this purpose, if so designated.

     The Bank is a Tier 1 Association. As of the date hereof, under the limitations of the OTS capital distributions regulation, the Bank may pay dividends up to the greater of 100% of its net income since

January 1, 1997 plus 50% of its surplus capital or 75% of its net income over the four-quarter period ending December 31, 1996. However, the Bank is also subject to certain limitations on the payment of dividends by the terms of the indenture for its 8.5% Debentures, which limitations are more severe than the OTS capital distribution regulations. Under the most restrictive of those limitations, the greatest capital distribution which the Bank could currently make is $51.0 million for the fourth quarter of 1996. During 1996, Westcorp made an additional investment to the Bank of $60.0 million which increased the availability of a capital distribution. In 1995, the available capital distribution was $8.3 million. Westcorp received dividends from the Bank during 1996 in the aggregate amount of $5.0 million.

  Community Reinvestment Act

     The Community Reinvestment Act ("CRA") requires financial institutions regulated by the federal financial supervisory agencies to ascertain and help meet the credit needs of their delineated communities, including low and moderate income neighborhoods within those communities, consistent with safe and sound banking practices. The CRA was amended by FIRREA. The FIRREA amendments require that the federal financial supervisory agencies evaluate an institution's CRA performance based on a four tiered descriptive rating system, and that these ratings and written evaluations be made public. The four possible ratings are: (i) Outstanding record of meeting community credit needs; (ii) Satisfactory record of meeting community credit needs; (iii) Needs to improve record of meeting community credit needs; and (iv) Substantial noncompliance in meeting community credit needs.

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

     The Bank received a CRA audit in 1996, which was made public in 1996. The Bank's rating was "satisfactory." An institution in this group has a satisfactory record of ascertaining and helping to meet the credit needs of its entire delineated community, including low and moderate income neighborhoods, in a manner consistent with its resources and capabilities.

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

     The OTS, concurrently with the other federal banking regulatory agencies, revised the CRA regulations in 1995. The procedures contained in the revised regulations are designed to focus on performance rather than process, to promote consistency in assessments, to permit more effective enforcement against institutions with poor performance, and to reduce unnecessary compliance burden while stimulating improved performance. Specifically, the regulations replace the current process-based assessment system with a new evaluation system that will rate institutions based on actual performance in meeting community credit needs. The new system will evaluate the degree to which an institution is providing (i) loans, (ii) branches and other services, and (iii) investments to low and moderate income areas. Under the regulations, an association may seek to be assessed on its CRA performance under a strategic plan prepared by the association and approved by the OTS. The regulations also emphasize the importance of an institution's CRA performance in the corporate application process, and seek to make the regulations more enforceable. The Bank does not believe that its performance, as might be measured by the regulations as adopted, will differ materially from its performance under the previously existing CRA regulations.

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

     The OTS has revised its asset classification scheme. The OTS removed the specific description of assets classified as "substandard," "doubtful" and "loss" from the regulatory text, and is now providing such descriptions in guidance, as is the practice of the federal banking regulatory agencies. As of December 31, 1996 the Bank had established allowances for loan and real estate losses of $41 million.

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

     The EGRPRA expanded the small business and agricultural lending authority of federal associations. Federal associations can make loans secured by business or agricultural real estate in amounts up to 400% of capital, and can make additional secured and unsecured loans to businesses and farms in amounts up to 20% of total assets, provided that amounts in excess of 10% of assets may only be used for "small business loans." The OTS also no longer aggregates commercial loans made by a savings association's service corporation with commercial loans made by the savings association itself for purposes of the statutory 10% of assets limitation.

     In addition, the EGRPRA amended section 5 of the HOLA to conform and clarify that federal savings associations may engage in credit card lending without a percentage of assets investment limitation, as OTS has maintained. The EGRPRA also amended HOLA section 5 to permit federal associations to make education loans without investment restriction, as opposed to the previous limit of 5% of total assets.

  Pass-Through Investments

     A federal savings association may invest in entities, such as limited partnerships and mutual funds, that hold only assets, and engage only in activities, permissible for federal savings associations. A savings association does not have to give advance notice to the OTS if the pass-through investment satisfies the following: (1) The savings association does not invest more than 15% of its total capital in one company; (2) The book value of the association's aggregate pass-through investment does not exceed 50% of its total capital after making the investment; (3) Its investment would not give it direct or indirect control of the company; (4) Its liability is limited to the amount of its investment; and (5) The company falls into one of the following categories: (i) A limited partnership; (ii) An open-end mutual fund; (iii) A closed-end investment trust; (iv) A limited liability company; or (v) An entity which is invested in primarily to use the company's services (e.g. data processing). A savings association must provide 30 day's advance written notice to OTS before making any pass-through investment that does not meet these standards. Loans that a savings association makes to an entity in which it has made a pass-through equity investment will be subject to the loans to one borrower rule in the same manner as loans by a savings association to any third party. A thrift's investment in its operating subsidiaries is not subject to these restrictions. The Bank does not currently have any pass-through investments.

  Accounting Requirements

     The OTS has a statement of policy which provides guidance regarding the proper classification of, and accounting for, securities held for investment, sale and trading. Securities held for investment, sale or trading may be differentiated based upon an institution's desire to earn an interest yield (held for investment), to realize a holding gain from assets held for indefinite periods of time (held for sale), or to earn a dealer's spread between the bid and asked prices (held for trading). Critical to the proper classification of accounting for securities as investments is the intent and ability of an institution to hold the securities until maturity. A positive intent to hold to maturity, not just a current lack of intent to dispose, is necessary for securities acquired to be considered to be held for investment purposes. Securities held for investment purposes may be accounted for at amortized cost while securities held for sale are to be accounted for at the lower of cost or market and securities held for trading are to be accounted for at market. The Bank believes that its investment activities have been and will continue to be conducted in accordance with the requirements of OTS policies and generally accepted accounting principles.

     The Federal Financial Institutions Examination Council determined in August of 1993 that all federal financial institution regulatory agencies must adopt SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," for fiscal years commencing on or after January 1, 1994.

Under SFAS 115, savings associations will be required to recognize unrealized gains and losses on "available for sale" securities when measuring shareholder's equity. The OTS has determined that SFAS 115 will not be used as a component in core capital or as a part of supplementary capital. The Bank recognized an increase in shareholder's equity of approximately $186 thousand at December 31, 1995 as a result of SFAS 115. For additional information see the Consolidated Financial Statements.

     SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125") was issued by the Financial Accounting Standards Board in June 1996. SFAS 125 established standards for the recognition and measurement of transactions involving transfers of financial assets. SFAS 125 adopts a financial components approach which, after a transfer of financial assets, requires recognition of assets which continue to be controlled by the transferor and derecognition of assets for which control has been surrendered. SFAS 125 is to be applied prospectively to transactions occurring after January 1, 1997. Transactions prior to adoption are not affected. The adoption of SFAS 125 is not expected to have a material impact on the financial condition or results of operations of Westcorp arising from the securitization activities of WFS.

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

  Financial Reporting

     FDICIA requires insured institutions to submit independently audited annual reports to the FDIC and the other appropriate regulated agencies. These publicly available reports must include: (i) annual financial statements prepared in accordance with generally accepted accounting principles and such other disclosure requirements as required by the FDIC or the appropriate agencies; and
(ii) a report, signed by the chief executive officer and the chief financial officer or chief accounting officer of the institution which contains statements, attested to by independent auditors, about the adequacy of internal controls and compliance with laws and regulations. Insured institutions such as the Bank are required to monitor these activities through an independent audit committee.

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

     The OTS, in conjunction with the federal banking regulatory agencies, has adopted a final regulation and Interagency Guidelines Prescribing Standards for Safety and Soundness to meet the amended FDICIA requirements. In general, the guidelines are designed to identify emerging safety and soundness problems and ensure that such action is taken to address those concerns before they pose a risk to the deposit insurance fund. The guidelines call for each insured institution to have policies, procedures and systems appropriate to its size and the nature of its assets and liabilities which address the specific criteria identified in the guidelines for each of the six items identified above. The guidelines do not set any specific numerical targets or minimum requirements.

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

  OTS Prohibitions

     The OTS prohibits directors, officers, and natural persons having the power to control the management or policies of savings associations from receiving, directly, or indirectly, any commission, fee or other compensation in connection with the procurement of any loan by the savings association or a subsidiary of the savings association. This regulation does not apply to holding companies and holding company affiliates of savings associations. Therefore, this regulation does not apply to Westcorp, but does apply to the Bank.

     Furthermore, the OTS prohibits directors, officers, employees, persons having the power to control management or policies of savings associations, and other persons who perform fiduciary duties for savings associations, from advancing their own personal or business interests, or those of others with whom they have a personal business relationship, at the expense of the institutions they serve. Generally, a person will not be deemed to be advancing his, her or its interests at the expense of the institution if the transaction complies with sections 23A and 23B of the Federal Reserve Act ("FRA"), Regulation O, or the OTS' safe harbor provision. Likewise, the rule does not prohibit an executive officer, director or principal shareholder from receiving a loan from the association which they serve under certain circumstances.

     The OTS also prohibits directors or officers of savings associations, persons having the power to control the management or policies of savings associations and other persons who owe a fiduciary duty to savings associations from taking advantage of corporate opportunities belonging to their savings association or its subsidiaries. A corporate opportunity will be deemed to belong to the savings association if: (i) it is within the corporate powers of the savings association or its subsidiary; and (ii) the opportunity is of present or potential practical advantage to the savings association, directly or through its subsidiary. The OTS will not deem a person to have taken advantage of a corporate opportunity belonging to the savings association if a disinterested and independent majority of the savings association's board of directors, after receiving a full and fair presentation of the matter, rejected the opportunity as a matter of sound business judgement.

WFS

     WFS is an operating subsidiary of the Bank. WFS purchases retail installment sales contracts from new and used motor vehicle dealers and makes installment loans to individual consumers secured, in both instances, by automobiles and light duty trucks (collectively, "contracts"). WFS maintained 136 offices in 31 states at December 31, 1996. WFS is licensed in each state in which it operates as a consumer finance lender by a state licensing agency in each such state. As such, it is subject to audit and examination by the applicable state agencies for these states, as well as being subject to examination and supervision by the OTS and the FDIC. WFS engages local counsel familiar with the applicable consumer finance and auto finance, licensing and titling laws and regulations of each of the states in which it has offices and from which it purchases contracts to the extent it purchases contracts from states in which it has no office. WFS will continue to do so as to each of the states into which WFS intends to expand. At December 31, 1996, and as of the date hereof, WFS is in compliance with the licensing and operating laws and regulations applicable to each of its offices in these states.

     Numerous federal and state consumer protection laws and regulations impose requirements applicable to the contracts purchased and serviced by WFS. Among these enactments are the federal Truth-in-Lending Act, the Federal Trade Commission Act, the Fair Credit Billing Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Fair Debt Collection Practices Act and the California Rees-Levering Act and similar retail installment sales laws and similar laws of other states in which WFS originates contract. Most of the states in which WFS is originating contracts have statutes or regulations pertaining to the repossession and sale process WFS must follow when seeking to recover on a defaulted contracts. Generally, WFS must follow those requirements with precision to ensure its ability to maximize its recovery on a defaulted contract. In addition, some states, such as Texas, have consumer protection laws which limit the assets WFS may reach in order to recover on any deficiency following repossession and sale of the vehicle which secures a defaulted contract.

     As an operating subsidiary of the Bank, WFS is precluded by regulations of the OTS from engaging in any business activity which the Bank could not itself undertake. All of its current business activities are permitted activities for the Bank. Also, as an operating subsidiary of the Bank, the Bank is required to retain ownership of at least a majority of the voting stock of WFS. WFS may not engage in any new business activity nor may it acquire a business from a third party, even if such business activities are permitted to the Bank and thereby to WFS, until the Bank has first given notice thereof to the FDIC and to the OTS.

EMPLOYEES

     At December 31, 1996, Westcorp had 2,602 full-time and 104 part-time employees. None of these employees is represented by a collective bargaining unit or union and Westcorp and its subsidiaries believe they have good relations with their respective personnel.

FORWARD-LOOKING STATEMENTS

     The preceding Business section contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a new "safe harbor" for certain forward-looking statements. This Annual Report on Form 10-K contains forward-looking statements which reflect Westcorp's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The forward-looking terminology such as "believe", "expect", "anticipate", "intend", "may", "will", "should", "estimate", "continue", and/or the negative thereof or other comparable expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. Westcorp undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for consumer, mortgage and commercial loans, which is affected by such external factors as the level of interest rates, the strength of the various segments of the economy, debt burden held by the consumer and demographics of Westcorp's lending markets;
(2) the direction of interest rates; (3) fluctuations between interest rates and the cost of funds; (4) federal and state regulation of Westcorp's operations;
(5) competition within the financial services industry; (6) the availability and cost of securitization transactions and (7) continued dealer and broker relationships.

ITEM 2. PROPERTIES

     At December 31, 1996, Westcorp owned 20 properties in California and leases additional properties at various locations in other states.

     The executive offices are located at 23 Pasteur Road, Irvine, California. The remaining owned and leased properties are used as branch offices, finance company offices, dealer centers, and mortgage banking offices. At December 31, 1996, the net book value of property and leasehold improvements was approximately $54.7 million. Westcorp leases space at five locations from companies controlled by a major shareholder. For further information see "Item 13 -- Certain Relationships and Related Transactions".

ITEM 3. LEGAL PROCEEDINGS

     Westcorp is involved as a party to certain legal proceedings incidental to its business. Management believes that the outcome of such proceedings will not have a material effect upon Westcorp's financial condition, results of operations and cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE BY QUARTER

     The common stock of Westcorp has been publicly traded since 1986 and is currently traded on the New York Stock Exchange ("NYSE"), identified by the symbol, WES. The following table (1995 prices are adjusted for 5% stock dividend in 1996) illustrates the high and low prices by quarter in 1996 and 1995, as reported by NYSE, which prices are believed to represent actual transactions:

                                                            1996                     1995
                                                   ---------------------    ----------------------
                                                      HIGH        LOW          HIGH         LOW
                                                   ----------   --------    ----------   ---------
First Quarter...................................   $ 18 11/16   $16 3/16    $ 10 51/54   $ 7 31/54
Second Quarter..................................     19 17/32    17 5/8       15 19/32    10 19/32
Third Quarter...................................     21 7/8      17           21 29/32    14 17/32
Fourth Quarter..................................     23 7/8      20 1/4       21 35/64    14 41/54

     There were approximately 1,300 shareholders of Westcorp common stock at December 31, 1996. The number of shareholders was determined by the number of record holders, including the number of individual participants, in security position listings.

DIVIDENDS

     Westcorp paid a $0.10 per share quarterly cash dividend and a 5% stock dividend during 1996. Westcorp paid a $0.086 per share quarterly cash dividend and a 5% stock dividend during 1995. The 1995 dividends and earnings per share and share amount have been retroactively adjusted to give effect of the 1996 and 1995 5% stock dividends. On February 5, 1997, Westcorp declared a quarterly cash dividend of $0.10 per share for shareholders of record as of February 18, 1997, and paid on March 4, 1997.

     Westcorp is not restricted by regulation or agreement in its ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          1996         1995         1994         1993         1992
                                       ----------   ----------   ----------   ----------   ----------
                                                (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Interest income......................  $  242,388   $  222,093   $  143,639   $  157,946   $  212,354
Interest expense.....................     139,194      139,279       88,766      101,203      137,955
                                       -----------  -----------  -----------  -----------  -----------
  Net interest income................     103,194       82,814       54,873       56,743       74,399
Provision for loan losses............      13,571       11,470       13,033       22,584       34,270
                                       -----------  -----------  -----------  -----------  -----------
  Net interest income after provision
     for loan losses.................      89,623       71,344       41,840       34,159       40,129
Noninterest income...................     181,264      105,660       85,932       73,839       32,864
Noninterest expenses.................     203,646      115,433       95,133       83,625       69,354
                                       -----------  -----------  -----------  -----------  -----------
Income before income taxes and
  extraordinary loss.................      67,241       61,571       32,639       24,373        3,639
Income taxes.........................      28,095       25,235       13,819       10,386        1,384
                                       -----------  -----------  -----------  -----------  -----------
Income before minority interest......      39,146       36,336       18,820       13,987        2,255
Minority interest in earnings of
  subsidiaries.......................       7,349        2,908
                                       -----------  -----------  -----------  -----------  -----------
Income before extraordinary loss.....      31,797       33,428       18,820       13,987        2,255
Extraordinary loss, net of applicable
  income tax benefit of $811(1)......                                             (1,113)
                                       -----------  -----------  -----------  -----------  -----------
Net income...........................  $   31,797   $   33,428   $   18,820   $   12,874   $    2,255
                                       ===========  ===========  ===========  ===========  ===========
Book value per share at December
  31(2)..............................  $    12.23   $    11.54   $     8.32   $     8.09   $     7.89
Weighted average number of shares and
  common share equivalents(2)........  26,199,537   25,917,018   25,531,182   22,966,693   20,471,963
Income before extraordinary item.....  $     1.21   $     1.29   $     0.74   $     0.61   $     0.11
Extraordinary loss due to redemption
  of subordinated debentures.........                                              (0.05)
                                       -----------  -----------  -----------  -----------  -----------
Net income per share (2).............  $     1.21   $     1.29   $     0.74   $     0.56   $     0.11
                                       ===========  ===========  ===========  ===========  ===========
Dividends............................  $     0.39   $     0.34   $     0.27   $     0.17   $     0.16
Dividend payout ratio................        32.2%        26.4%        36.5%        30.4%       145.5%

---------------

(1) During the third quarter of 1993, the Bank redeemed its 11% Subordinated Capital Debentures due 1999 at a loss.

(2) Gives effect to the issuance of 4.3 million shares of common stock in 1993 and 5% stock dividends in 1994, 1995 and 1996.

                                                                DECEMBER 31,
                                       --------------------------------------------------------------
                                          1996         1995         1994         1993         1992
                                       ----------   ----------   ----------   ----------   ----------
                                                (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
FINANCIAL SUMMARY
Assets:
  Cash and other assets..............  $  513,090   $  333,232   $  234,936   $  247,018   $  266,541
  Loans:
     Consumer(1).....................     284,858      335,625      430,708      230,351      354,201
     Mortgage(2).....................   1,446,759    1,409,964    1,320,784    1,326,797    1,571,628
  Mortgage-backed securities.........     849,548      852,552      470,669       94,567      107,757
  Investments and time deposits......     240,790      291,564      285,192      273,526      219,368
                                       -----------  -----------  -----------  -----------  -----------
  Total assets.......................  $3,335,045   $3,222,937   $2,742,289   $2,172,259   $2,519,495
                                       ===========  ===========  ===========  ===========  ===========
Liabilities:
  Deposits...........................  $1,873,942   $1,753,475   $1,632,782   $1,357,058   $1,682,897
  Public debt offerings..............     160,862      216,690      314,429      271,318      326,763
  FHLB advances and other
     borrowings......................     513,412      546,024      335,074      126,000      184,500
  Other liabilities..................     440,507      387,044      247,692      212,768      164,637
                                       -----------  -----------  -----------  -----------  -----------
     Total liabilities...............   2,988,723    2,903,233    2,529,977    1,967,144    2,358,797
  Minority interest in equity of
     subsidiaries....................      28,392       21,965
  Shareholders' equity...............     317,930      297,739      212,312      205,115      160,698
                                       -----------  -----------  -----------  -----------  -----------
     Total liabilities and
       shareholders' equity..........  $3,335,045   $3,222,937   $2,742,289   $2,172,259   $2,519,495
                                       ===========  ===========  ===========  ===========  ===========
OTHER SELECTED FINANCIAL DATA
Average assets.......................  $3,233,713   $2,837,292   $2,162,141   $2,279,393   $2,568,899
Return on average assets.............        0.98%        1.18%        0.87%        0.56%        0.09%
Average shareholders' equity.........  $  308,305   $  213,311   $  208,178   $  182,999   $  167,494
Return on average shareholders'
  equity.............................       10.31%       13.51%        9.04%        7.04%        1.35%
Equity-to-assets ratio...............        9.53         9.24         7.74         9.44         6.38
Originations:
  Consumer loans.....................  $2,128,152   $1,533,989   $1,183,188   $  829,181   $  673,473
  Mortgage loans.....................   1,297,752      513,581      684,333      913,103      597,809
                                       -----------  -----------  -----------  -----------  -----------
     Total originations..............  $3,425,904   $2,047,570   $1,867,521   $1,742,284   $1,271,282
                                       ===========  ===========  ===========  ===========  ===========
Interest rate spread.................        2.86%        2.44%        2.18%        2.48%        2.91%

---------------

(1) Net of unearned discount.

(2) Net of undisbursed loan proceeds.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto.

OVERVIEW

     Westcorp continued to focus on automobile, mortgage, equity and commercial lending during 1996. Westcorp originated (including loans purchased from dealers) record levels of automobile loans in 1996 totalling $2.1 billion compared to $1.5 billion in 1995. The 39% increase in production was due to increased production within existing offices, expansion into new markets and a strong automobile lending market in general.

     Westcorp continues to expand its automobile operations and at year end operated in 31 states. Mortgage loan production during 1996 increased to $1.3 billion compared to $487 million during 1995. The increase in real estate originations was the result of a more favorable market environment in California, utilization of THCMB for the entire 1996 year and a better utilization of Westcorp's expanding origination capacity.

     During 1996, sales and securitizations of loans in the secondary market totalled $3.1 billion compared to $1.8 billion in 1995. This included sales or securitizations of $2.1 billion of consumer loans compared to $1.5 billion in 1995 and sales or securitizations of $993 million of mortgage loans compared to $304 million in 1995. Loans serviced for the benefit of others increased 30% to $7.2 billion at December 31, 1996 compared to $5.6 billion at December 31, 1995 and consisted of $2.8 billion of consumer loans and $4.4 billion of mortgage loans. Secondary market activity is primarily a function of origination levels and market conditions.

     At December 31, 1996, nonperforming assets totalled $33.0 million, or 1.0% of total assets, compared to $29.2 million, or 0.9% of total assets, at December 31, 1995. At December 31, 1996, loans past due 60 days or more as a percentage of total loans in Westcorp's consumer and real estate loan portfolios were 0.9% and 1.2%, respectively, compared to 0.6% and 1.3% at December 31, 1995.

     Westcorp currently exceeds all regulatory capital requirements. At December 31, 1996, the Bank's FDICIA regulatory capital ratios for Tier 1, risk-based, and leverage capital were 8.14%, 10.91% and 10.46%, respectively. The Bank's FIRREA regulatory capital ratios for tangible, core and risk-based were 10.53%, 10.53% and 10.91%, respectively.

RESULTS OF OPERATIONS

GENERAL

     The primary sources of income for Westcorp are net interest income and noninterest income which are generated through the effective management of its interest rate sensitive assets and liabilities and loan sales. Other significant factors that affect Westcorp's income are asset quality, automobile lending, mortgage banking, other miscellaneous income, noninterest expenses and income taxes.

     Westcorp's net income was $31.8 million for the year ended December 31, 1996, compared to $33.4 million for the year ended December 31, 1995 and $18.8 million for the year ended December 31, 1994. The increases in net income for the years ended December 31, 1996 and 1995 compared to 1994 are attributable to continued sales and securitizations in the secondary market, expanded automobile, mortgage and equity lending operations, an improving real estate market and improved asset quality. These activities have resulted in increased net interest income, noninterest income, and lower provisions for loan losses.

     Net income was primarily affected by the following factors:

- Net interest income increased as Westcorp increased its purchases of mortgage-backed securities and as originations of mortgage loans increased.

- Automobile lending income increased primarily due to an increase in loan origination volume, the amounts securitized, wider interest rate spreads and an increase in the overall servicing portfolio.

- Mortgage banking income increased as a result of the adoption of SFAS 122 which recognizes the value of originated mortgage servicing rights.

- Insurance expense increased as a result of a one-time pre-tax charge of $11.6 million for the special assessment to recapitalize SAIF.

- Several noninterest expense categories increased primarily as a result of expansion of operations in the automobile lending, mortgage banking and commercial banking businesses.

ASSET/LIABILITY MANAGEMENT

     Asset/liability management is the process of measuring and controlling interest rate risk through matching the maturity and repricing characteristics of interest earning assets with those of interest bearing liabilities. Westcorp's approach to asset/liability management includes originating adjustable rate loans, securitizing loans with liabilities that have similar repricing and maturity characteristics, matching fixed rate loans held in the portfolio with advances from the FHLB and using other financial instrument agreements. Net interest income in 1996 was $103 million compared with $82.8 million in 1995 and $54.8 million in 1994. Net interest income has been affected over the last two years by changes in interest rates and changes in average interest earning assets and interest bearing liabilities.

     Interest rates on Westcorp's interest earning assets, particularly its consumer and mortgage loan portfolios, have increased since 1994 corresponding with the direction of overall market interest rates. The average yield on interest earning assets increased to 8.6% for the year ended December 31, 1996, from 8.5% and 7.3%, for the years ended 1995 and 1994, respectively. Mortgage loans and mortgage-backed securities comprise the majority of Westcorp's assets and are principally adjustable rate products. Furthermore, these assets are primarily indexed to the COFI. COFI was 4.8% in December 1996, compared to 5.1% in December 1995 and 4.6% in December 1994. As COFI decreased, the yield on Westcorp's real estate loan portfolio, which represents the majority of Westcorp's interest earning assets, also increased to 7.7% for the year ended December 31, 1996, compared to 7.6% and 6.5% for the years ended December 31, 1995 and 1994, respectively. Consumer loan rates, which are less sensitive to market conditions, were 16.0% for the year ended December 31, 1996 compared to 14.6% and 13.1% for the years ended December 31, 1995 and 1994, respectively. The increase in consumer loan yields is primarily the result of Westcorp shifting a larger percentage of its product mix to higher yielding consumer loans.

     Interest costs on Westcorp's interest bearing liabilities decreased to 5.8% for the year ended December 31, 1996, compared with 6.0% for the year ended December 31, 1995 and increased compared to 5.1% for the year ended December 31, 1994. However, the rate of increase for interest bearing liabilities has been less dramatic than that for interest earning assets principally due to the lagging of deposit repricing compared to that of Westcorp's interest earning assets. The cost of deposits for the year ended December 31, 1996 was 5.6% compared to 5.8% and 4.7% for the years ended December 31, 1995 and 1994, respectively.

     During 1996, average interest earning assets were $2.8 billion compared to $2.6 billion in 1995 and $2.0 billion in 1994. The increase in average interest earning assets is primarily attributable to increases in Westcorp's mortgage-backed securities portfolio. Westcorp invests in mortgage-backed securities to generate additional net interest income as well as to manage the average interest rate risk characteristics of its balance sheet. The average automobile finance, mortgage loan and equity portfolio increased $22.7 million and $201 million for 1996 and 1995, respectively. These increases were attributable to increased originations of consumer loans and decreased sales of mortgage loans.

     Average interest bearing liabilities totalled $2.4 billion during 1996 compared to $2.3 billion in 1995 and $1.7 billion in 1994. These increases are due primarily to increasing the deposit base commensurate with the higher asset base. Average deposits, which represent over 60% of Westcorp's average liabilities, have remained constant at $1.8 billion in 1996 compared with 1995 and increased compared to $1.5 billion in 1994. Average interest bearing liabilities as a percentage of average interest earning assets totalled 85.8% in 1996 compared to 88.1% in 1995 and 88.2% in 1994.

     On a limited basis, Westcorp also manages interest rate risk through financial instrument agreements. Westcorp uses interest rate swaps, options, caps, floors and forward agreements as part of its hedging strategy to reduce the sensitivity of certain assets to changes in interest rates. These instruments are carried at, and included as part of, the basis of the underlying assets.

     Westcorp's interest rate swaps consist of agreements to pay fixed-rate interest and receive floating-rate interest at specified intervals based on an agreed notional amount, a specified index and settled on a net basis. Westcorp minimizes the effect of changes in interest rates on loans held for sale by entering into forward agreements that protect the hedged assets from changes in interest rates. Westcorp has entered into or committed to interest rate caps and swaps as hedges against market value changes in designated portions of its MBS portfolio. At December 31, 1996, caps with notional amounts totalling $150 million and a swap of $50 million were outstanding. The cap agreements have strike rates from 7.5% to 8.0% with expiration dates ranging from 1999 and 2003. The swap has a pay rate of 5.9% and expires in December 2002. Westcorp uses only counterparties with high credit ratings and further reduces its risk by avoiding any material concentration with a single counterparty. Credit exposure is limited to those agreements with a positive fair value and only to the extent of that fair value.

     Master netting agreements are arranged or collateral is obtained through physical delivery of, or rights to, securities to minimize Westcorp's exposure to credit losses in the event of nonperformance by counterparties to financial instruments.

     The overall interest rate spread for Westcorp was 2.9% during 1996 compared to 2.4% and 2.2% during 1995 and 1994, respectively. The net yield on average interest earning assets was 3.7% for the year ended December 31, 1996 and 3.2% and 2.8% for the years ended December 31, 1995 and 1994, respectively. For additional information on Westcorp's interest sensitive assets, see
"Business -- Lending -- General."

ASSET QUALITY

     Nonperforming assets and loan delinquency are considered key measures of asset quality at Westcorp. Asset quality, in turn, affects the determination of the allowance for loan losses. In addition to nonperforming assets and loan delinquency levels, valuation allowances for estimated losses on loans and real estate are also determined by taking into consideration general economic conditions in the markets Westcorp serves, historical loss experience, individual loan reviews and the level of assets relative to reserves.

     Westcorp's total nonperforming assets ("NPA") increased $3.8 million, or 13%, to $33.0 million at December 31, 1996 compared to $29.2 million at December 31, 1995. At December 31, 1996, NPAs represented 1.0% of total assets compared to 0.9% at December 31, 1995. See "Business -- Asset Quality -- Nonperforming Assets." During 1992 and 1993, the national economy was adversely affected by negative or low rates of economic growth and high unemployment. The effect in California, Westcorp's predominant real estate market, was especially severe. Since 1994, real estate markets have stabilized, although weaknesses still exist in certain sectors of the market.

     NPAs consist of nonperforming loans ("NPL") and real estate acquired through foreclosure and real estate acquired for investment or development ("REO"). REOs are carried at lower of cost or market. NPLs are defined as all loans on nonaccrual, which include mortgage loans 90 days or more past due or performing loans where full collection of principal and interest is not reasonably assured. NPLs include loans categorized as impaired. When a loan is designated as nonaccrual, all previously accrued interest is reversed. Interest on nonperforming loans excluded from interest income was $1.0 million at December 31, 1996 compared to $0.8 million at December 31, 1995.

     As defined in SFAS No. 114, a loan is considered impaired when, based on current information and events, it is probable that Westcorp will be unable to collect all amounts due according to the contractual terms of the loan agreement. Westcorp measures impairment based on, among other factors, the fair value of the loan's collateral. Changes in the fair value of loans are recorded through the allowance for loan losses. At December 31, 1996 and December 31, 1995, impaired loans were $6.9 million and $7.5 million, respectively.

     The percentage of owned loans 60 days or more delinquent decreased to 1.1% at December 31, 1996 compared to 1.2% at December 31, 1995. Mortgage loans past due 60 days or more at December 31, 1996 totalled $17.0 million, or 1.0% of total real estate loans. Automobile loans past due 60 days or more at December 31, 1996 totalled $2.1 million, or 0.9% of total consumer loans. Equity loans past due 60 days or more at December 31, 1996 totalled $2.9 million or 1.9% of total equity loans. Mortgage loans past due 60 days or more at December 31, 1995, totalled $18.2 million, or 1.3% of total real estate loans, compared to $15.9 million, or 1.2% at December 31, 1994. Equity loans past due 60 days or more totalled $2.4 million and $2.6 million at December 31, 1995 and 1994, representing 1.8% of total equity loans at the respective dates. See
"Business -- Asset Quality -- Real Estate Loan Quality." Automobile loans past due 60 days or more totalled $2.1 million and $0.8 million at December 31, 1995 and 1994, representing 0.6% and 0.2% of total consumer loans at the respective dates. See "Business -- The Business of WFS -- Automobile Lending -- Automobile Loan Quality."

     Westcorp's allowance for loan losses is $40.2 million at December 31, 1996 compared to $39.3 million at December 31, 1995 and $41.2 million at December 31, 1994. The allowance for loan losses is reduced by net chargeoffs and increased by the provision for loan losses. For the year ended December 31, 1996, the provision for loan losses totalled $13.6 million compared to $11.5 million and $13.0 million for the years ended December 31, 1995 and 1994, respectively. Net chargeoffs for the years ended December 31, 1996, 1995 and 1994 were $14.1 million, $14.4 million and $11.4 million, respectively. See "Business -- Asset Quality -- Allowance for Loan Losses." Westcorp believes that the allowance for loan losses is currently adequate to absorb potential losses in the portfolio. While Westcorp's portfolio consists primarily of single family loans, no single loan, borrower or series of such loans comprise a significant portion of the total portfolio. The provision and allowance for loan losses are indicative of loan volumes, loss trends and management's analysis of market conditions.

     The allowance for real estate losses remained constant at $0.8 million at December 31, 1996 and 1995. The allowance for real estate losses is charged with writedowns of foreclosed assets for changes in estimated fair value occurring subsequent to foreclosure. At the time of foreclosure, individual properties are written down to estimated fair value and the allowance for loan losses is charged. Management believes that the allowance for real estate losses is currently adequate to absorb potential losses in the foreclosed portfolio. The following table presents summarized data relative to the allowances for loan and real estate losses.

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1996           1995
                                                              ----------     ----------
                                                               (DOLLARS IN THOUSANDS)
        Total loans.........................................  $1,731,617     $1,745,589
        Allowance for loan losses...........................      40,211         39,260
        Allowance for real estate losses....................         784            784
        Loans past due 60 days or more......................      19,546         20,255
        Nonperforming loans.................................      20,939         18,400
        Nonperforming assets(1).............................      33,002         29,228
        Allowance for loan losses as a percent of:
          Total loans(2)....................................         2.4%           2.2%
          Loans past due 60 days or more....................       205.7          193.8
          Nonperforming loans...............................       192.0          213.4
        Total allowance as a percent of nonperforming
          assets............................................       124.2          137.0
        Nonperforming loans as a percent of total loans.....         1.2            1.1
        Nonperforming assets as a percent of total assets...         1.0            0.9

---------------

(1) Nonperforming loans and real estate owned.

(2) Loans, net of unearned discounts and undisbursed loan proceeds.

NET INTEREST INCOME

     Net interest income is the difference between the rate earned on loans held on balance sheet and the interest costs associated with Westcorp's borrowings. Net interest income totalled $103 million in 1996 compared to $82.8 million and $54.9 million in 1995 and 1994, respectively. The increase in net interest income for the year ended December 31, 1996 compared to 1995 and 1994 was attributable to the increase in investment and mortgage-backed securities as well as the increase in loans held on balance sheet and wider interest margins.

     As Westcorp sells or securitizes its on-balance sheet loans, revenue previously recognized as net interest income will, upon sale or securitization, be recognized as noninterest income. Noninterest income from automobile loans is recorded as a component of automobile lending income and servicing income from single family residential loans is recorded as a component of mortgage banking income.

     The total interest rate spread increased 42 basis points for 1996, compared to 1995 due to an increase of 17 basis points in the yield on interest earning assets while the cost of funds decreased by 25 basis points.

     The increase in income on interest earning assets for 1996, compared to 1995 was affected by a 139 basis point increase in the yield on the consumer loan portfolio, which is due to a shift in product mix to higher yielding loans and a 14 basis point increase in the yield on mortgage loans due to both increased yields and volume.

     The decrease in the cost of funds was affected by a 31 basis point decrease in public debt offerings, a 60 basis point decrease in the rate paid on repurchase agreements and a 235 basis point decrease in the rate paid on FHLB advances and other borrowings for 1996 compared to 1995 due to lower borrowing rates.

NONINTEREST INCOME

AUTOMOBILE LENDING

     Westcorp originates and sells automobile loans with servicing rights retained in the asset-backed market. Westcorp originated $2.1 billion of automobile loans in 1996 compared to $1.5 billion in 1995. Income from automobile lending includes gains from the sale of loans, loan servicing income net of amortization of capitalized servicing, and other related income such as document fees and late charges. For the year ended December 31, 1996, automobile lending generated income of $153.1 million compared to $91.4 million and $70.2 million for the years ended December 31, 1995 and 1994, respectively.

     Automobile lending is summarized as follows:

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                       --------------------------------
                                                         1996        1995        1994
                                                       --------     -------     -------
                                                            (DOLLARS IN THOUSANDS)
        Gains on sale of automobile loans............  $ 42,120     $19,367     $ 1,321
        Loan servicing income........................    79,623      50,713      55,182
        Other fee income.............................    31,355      21,354      13,664
                                                       --------     -------     -------
                                                       $153,098     $91,434     $70,167
                                                       ========     =======     =======

     Gains on the sale of automobile loans totalled $42.1 million for the year ended December 31, 1996, compared to $19.4 million and $1.3 million for 1995 and 1994, respectively. Gains on loans sold are primarily a function of loan rates, market pricing and interest rates. The increase in gains on sale of automobile loans reported during 1996 is the result of the increase in the amount of securitized loans as well as higher gross interest rate spreads for securitization transactions completed in 1996 compared to securitization transactions completed in 1995 and 1994. Automobile loans sold during 1996 totalled $2.1 billion compared to $1.5 billion during 1995. Automobile loans held for sale at December 31, 1996 totalled $186 million compared to $220 million at December 31, 1995.

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

     Loan servicing income increased to $79.6 million for the year ended December 31, 1996 compared to $50.7 million and $55.2 million for 1995 and 1994, respectively. The increase in loan servicing income is the result of increased loans serviced by Westcorp. Westcorp serviced automobile loans owned and those sold and serviced for the benefit of others, of $3.1 billion at December 31, 1996, $2.2 billion at December 31, 1995 and $1.6 billion at December 31, 1994.

     Other fee income, consisting primarily of documentation fees, late charges and deferment fees, increased to $31.4 million during 1996 compared to $21.4 million and $13.7 million in 1995 and 1994, respectively, representing increases of 47% and 56%, respectively. These increases in other fee income are related to the increase in the number of automobile loans purchased or originated.

MORTGAGE BANKING

     Westcorp originates first trust deed loans secured by single family residences primarily for sale in the secondary market. During 1996, Westcorp originated $1.3 billion of mortgage loans of which $882 million was generated through the wholesale distribution channel and $369 million was generated through the retail channel. This compares to $447 million in wholesale and $40.0 million in retail (one month of activity from THCMB) totalling $487 million in 1995. Income from mortgage banking includes gains on the sale of loans, loan servicing income net of amortization of capitalized servicing, and other income which primarily consists of late charges.

     As shown in the following table, total mortgage banking income was $18.0 million, $3.2 million and $2.1 million, for the years ended December 31, 1996, 1995 and 1994, respectively.

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                        -------------------------------
                                                         1996        1995        1994
                                                        -------     -------     -------
                                                            (DOLLARS IN THOUSANDS)
        Net gains (losses) from sale of mortgage
          loans.......................................  $10,095     $(2,021)    $(2,525)
        Loan servicing income.........................    5,988       3,925       3,751
        Other.........................................    1,963       1,255         902
                                                        -------     -------     -------
                                                        $18,046     $ 3,159     $ 2,128
                                                        =======     =======     =======

     Gains on sales of mortgage loans for 1996 totalled $10.1 million compared to losses of $2.0 million and $2.5 million for the years ended December 31, 1995 and 1994, respectively. The increase in gain on sale of mortgage loans is a result of the adoption of SFAS 122 which recognizes the value of originated servicing rights. Mortgage loans sold during 1996 totalled $993 million compared to $304 million and $542 million for 1995 and 1994, respectively. The significant increase in 1996 is largely due to the increase in origination volume which creates the availability of loans available for sale. Mortgage loans held for sale increased from $149 million at December 31, 1995 to $273 million at December 31, 1996.

     Net loan servicing income totalled $6.0 million, $3.9 million and $3.8 million for the years ended December 31, 1996, 1995 and 1994, respectively. The increase in servicing income was principally from a larger servicing portfolio. At December 31, 1996, Westcorp serviced, including loans owned and those serviced for the benefit of others, mortgage loans of $5.9 billion compared to $5.1 billion and $3.0 billion at December 31, 1995 and 1994, respectively.

OTHER NONINTEREST INCOME

     Noninterest income includes primarily insurance income and real estate operations. Insurance income, which totalled $12.9 million, $8.8 million and $9.0 million for the years ended December 31, 1996, 1995 and 1994, includes premiums and commissions earned on insurance and insurance-related products, including credit life and collateral protection insurance. Sales of mutual funds and annuities totalled $1.4 million in 1996 and $0.9 million in 1995.

     Real estate operations include the costs of managing and disposing of foreclosed real estate as well as the gains and losses realized upon disposition. In addition, real estate operations include the gains and losses relative to the operation of joint ventures. Total real estate operations losses for 1996 were $2.4 million compared to a loss of $267 thousand and income of $4.5 million for 1995 and 1994, respectively. The income generated in 1994 is primarily the result of sales of foreclosed assets at prices in excess of their carrying values.

NONINTEREST EXPENSES

     Noninterest expenses, which consist of salaries and employee benefits, occupancy, data processing, insurance and other miscellaneous expenses increased to $204 million in 1996 compared to $115 million in 1995 and $95.1 million in 1994. As discussed in the summary section, the 1996 increase relates in part to the one-time charge for the SAIF insurance fund recapitalization. On November 27, 1996, Westcorp paid a special assessment of $11.6 million with respect to the SAIF insurance fund recapitalization. SAIF-insured institutions will benefit from a reduction in insurance premiums beginning January 1, 1997. Other miscellaneous expenses include primarily marketing, telephone, supplies, legal and professional fees. The increase in expenses is related to increased loan servicing portfolios and the cost of the aggressive nationwide expansion of WFS during 1996. The ratio of other expenses to average serviced assets was 2.2% in 1996 compared to 1.8% in 1995 and 2.0% in 1994.

INCOME TAXES

     Westcorp's effective tax rate was 42% for the year ended December 31, 1996 compared to 41% and 42% for the years ended December 31, 1995 and 1994, respectively.

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

     Other sources of funds include a commercial paper facility totalling $400 million, repurchase agreements and FHLB advances. At December 31, 1996, Westcorp had $25 million of commercial paper outstanding with $375 million still available from this source. FHLB advances outstanding at December 31, 1996 totalled $226 million. Westcorp's unused line of credit at December 31, 1996 totalled $378 million. Dollar reverse repurchase agreements outstanding at December 31, 1996 totalled $287 million and currently represent an inexpensive source of short-term liquidity.

     During 1996, Westcorp purchased $301 million of mortgage-backed securities to generate additional net interest income. These securities have been segregated, on an individual security basis, into the available for sale portfolio and the held to maturity portfolio in the financial statements in accordance with management's intent and ability to hold the securities to maturity. These purchases included both fixed and adjustable rate mortgage-backed securities.

     Westcorp uses its funds to meet its business needs, which include funding maturing certificates of deposit, savings, money market and demand deposit withdrawals, repaying borrowings, funding loan and investment commitments, meeting operating expenses, and maintaining minimum regulatory liquidity and capital levels. OTS regulations require Westcorp, as a savings association, to maintain a specified level of liquid assets such as cash, short term U.S. government and other qualifying securities. Such liquid assets must not be less than 5.0% of Westcorp's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, with short term liquid assets (which generally have a term of less than one year) consisting of not less than 1.0% of that average daily balance amount. At December 31, 1996 and 1995, such ratios were 7.4% and 6.9%, respectively.

     The Bank is a federally chartered savings bank. As such, it is subject to certain minimum capital requirements. The FDICIA separates all financial institutions into one of five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." In order to be considered "well capitalized," an institution must have a total risk-based capital ratio of 10% or greater, a Tier 1 (i.e., core) risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater and not be subject to any OTS order or directive to meet and maintain a specific capital level for any capital measure. At December 31, 1996, the Bank had a Tier 1 risk-based capital ratio of 8.14%, a total risk-based capital ratio of 10.91% and a leverage ratio of 10.46%. The Bank currently meets all the requirements of a "well capitalized" institution. Its regulatory capital position at December 31, 1996, for this purpose, was as follows:

                                                                             TIER 1
                                                                             RISK-        RISK-
                                                  TANGIBLE       CORE        BASED        BASED
                                                  CAPITAL      CAPITAL      CAPITAL      CAPITAL
                                                  --------     --------     --------     --------
                                                              (DOLLARS IN THOUSANDS)
DECEMBER 31, 1996
Actual Capital:
  Amount........................................  $348,938     $348,938     $348,938     $467,563
  Capital ratio.................................     10.53%       10.53%        8.14%       10.91%
FIRREA minimum required capital:
  Amount........................................  $ 49,707     $ 99,414          N/A     $342,915
  Capital ratio.................................      1.50%        3.00%         N/A         8.00%
  Excess........................................  $299,231     $249,524          N/A     $124,648
FDICIA well capitalized required capital:
  Amount........................................       N/A     $166,838     $257,187     $428,644
  Capital ratio.................................       N/A         5.00%        6.00%       10.00%
  Excess........................................       N/A     $182,100     $ 91,751     $ 38,919
DECEMBER 31, 1995
Actual Capital:
  Amount........................................  $267,894     $267,894     $267,894     $391,252
  Capital ratio.................................      8.32%        8.32%        7.82%       11.15%
FIRREA minimum required capital:
  Amount........................................  $ 48,290     $ 96,579          N/A     $274,173
  Capital ratio.................................      1.50%        3.00%         N/A         8.00%
  Excess........................................  $219,604     $171,315          N/A     $117,079
FDICIA well capitalized required capital:
  Amount........................................       N/A     $161,350     $205,630     $342,716
  Capital ratio.................................       N/A         5.00%        6.00%       10.00%
  Excess........................................       N/A     $106,544     $ 62,264     $ 48,536

     The following table reconciles the Bank's capital in accordance with generally accepted accounting principles ("GAAP") to the Bank's tangible, core and risk-based capital as of December 31, 1996 and 1995:

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
                                                                              (DOLLARS IN
                                                                              THOUSANDS)
Bank shareholder's equity-GAAP basis...................................  $337,958     $253,442
Adjustment: Unrealized gains under SFAS 115............................    (1,083)        (186)
  Less: Non-permissible activities at required phase-in (1)............   (13,135)      (6,044)
  Add: Minority interest in equity of subsidiaries.....................    28,061       21,965
  Less: Excess qualifying PMSRs........................................    (2,863)      (1,283)
                                                                         --------     --------
Total tangible and core capital........................................   348,938      267,894
Adjustments for risk-based capital:
  Subordinated debentures (2)..........................................   106,559      106,466
  General loan valuation allowance (3).................................    36,298       37,438
  Less: Fully capitalized assets.......................................   (24,232)     (14,858)
  Equity investments...................................................                 (5,688)
                                                                         --------     --------
  Risk-based capital...................................................  $467,563     $391,252
                                                                         ========     ========

---------------

(1) Non-permissible activities phase-in (60%) applicable to 1995 only.

(2) Excludes capitalized discounts and issue costs

(3) Limited to 1.25% of risk-weighted asset

     As a member of the FHLB, the Bank is required to maintain a specified ratio of cash, short-term United States government and other qualifying securities to net withdrawable accounts and borrowings payable in a year or less. The required liquidity ratio is currently 5%. The Bank has maintained liquidity in excess of the required amount in 1996.

EFFECT OF INFLATION AND CHANGING PRICES

     Unlike many industrial companies, substantially all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a more significant effect on the Bank's performance than the general level of inflation. See "Management's Discussion and Analyses of Financial Condition and Results of Operations -- Results of Operations -- Asset/Liability Management."

CURRENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), was issued by the Financial Accounting Standards Board in October 1995 and is effective for fiscal years beginning after December 15, 1995. SFAS 123 provides for companies to recognize compensation expense associated with stock-based compensation plan over the anticipated service period based on the fair value of the award on the date of the grant. As allowed by SFAS 123, however, Westcorp has elected to continue to measure compensation costs as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" "APB 25"), with pro forma disclosures of net income and earnings per share, if material.

     Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), was issued by the Financial Accounting Standards Board in June 1996. SFAS 125 establishes standards for the recognition and measurement of transactions involving transfers of financial assets. SFAS 125 adopts a financial components approach which, after a transfer of financial assets, requires recognition of assets which continue to be controlled by the transferor and derecognition of assets for which control has been surrendered. SFAS 125 is to be applied prospectively to transactions occurring after January 1, 1997. Transactions prior to adoption are not affected. The adoption of SFAS 125 is not expected to have a material impact on the financial condition or results of operations of Westcorp.

FORWARD-LOOKING STATEMENTS

     The preceding Management Discussion and Analysis of Financial Condition and Results of Operation section contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a new "safe harbor" for certain forward-looking statements. This Annual Report on Form 10-K contains forward-looking statements which reflect Westcorp's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The forward-looking terminology such as "believe", "expect", "anticipate", "intend", "may", "will", "should", "estimate", "continue", and/or the negative or other comparable expressions thereof which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. Westcorp undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for consumer, mortgage and commercial loans, which is affected by such external factors as the level of interest rates, the strength of the various segments of the economy, debt burden held by the consumer and demographics of Westcorp's lending markets;
(2) the direction of interest rates; (3) fluctuations between interest rates and the cost of funds; (4) federal and state regulation of Westcorp's operations;
(5) competition within the financial services industry; (6) the availability and cost of securitization transactions and (7) continued dealer and broker relationships.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Westcorp's Consolidated Financial Statements begin on page F-3 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

     Certain information required by Part III is omitted from this report, as Westcorp will file a definitive proxy statement (the "Proxy Statement") within 120 days after the end of its fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its Annual Meeting of Stockholders to be held April 29, 1997 and the information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors appears under the caption "Election of Directors" in the Proxy Statement and is incorporated herein by reference. Information regarding executive officers appears under the caption "Executive Officers Who Are Not Directors" in the Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation appears under the caption "Compensation of Executive Officers" in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management appears under the caption "Security Ownership of Management Directors and Nominees " in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions appears under the caption "Certain Transactions Between Management and the Company or its Subsidiaries" in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

        (1) FINANCIAL STATEMENTS

            The following consolidated financial statements and report of independent auditors of Westcorp and subsidiaries are included in this Report commencing on page F-2.

            Report of Independent Auditors

            Consolidated Statements of Financial Condition at December 31, 1996 and 1995

            Consolidated Statements of Income for the years ended December 31, 1996, 1995, and 1994.

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1996, 1995, and 1994.

Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994.

Notes to Consolidated Financial Statements.

        (2) FINANCIAL STATEMENT SCHEDULES

            Schedules to the consolidated financial statements are omitted because the required information is inapplicable or the information is presented in Westcorp's consolidated financial statements or related notes.

        (3) EXHIBITS

            EXHIBIT NO.                                   EXHIBIT
            ------------   ---------------------------------------------------------------------
                 3.1       Certificate of Incorporation(a)
                 3.2       Bylaws(a)
                 4.1       Indenture dated as of June 17, 1993 issued by Western Financial Bank,
                           F.S.B., with respect to $125,000,000 in aggregate principal amount of
                           8.5% Subordinated Capital Debentures due 2003(b)
                10.1       Westcorp Incentive Stock Option Plan(c)
                10.2       Westcorp Employee Stock Ownership and Salary Savings Plan(a)
                10.3       Westcorp 1991 Stock Option Plan(d)
                10.4       WFS Financial Inc ("WFS")1996 Incentive Stock Option Plan(e)
                10.5       Westcorp Employee Stock Ownership and Salary Saving Plan(f)
                10.6       Employment Agreement(g)
                11.1       Statement Regarding Computation of Earnings Per Share
                22.1       Subsidiaries of Westcorp
                23.1       Consent of Independent Auditors
                  27       Financial Data Schedule

---------------

(a) Exhibits previously filed with Westcorp Registration Statement on Form S-4 (File No. 33-34286), filed April 11, 1990, incorporated herein by reference under Exhibit Numbers indicated.

(b) Exhibit previously filed with Western Financial Bank, F.S.B., formerly Western Financial Savings Bank, F.S.B. Offering Circular with the OTS, dated June 17, 1993 (will be provided to the SEC upon request).

(c) Exhibit previously filed with Westcorp Registration Statement on Form S-1 (File No. 33-04295), filed May 2, 1986, incorporated herein by reference under Exhibit Number indicated.

(d) Exhibit previously filed with Westcorp Registration Statement on Form S-8 (File No. 33-43898), filed December 11, 1991, incorporated herein by reference under the Exhibit Number indicated.

(e) Exhibit previously filed with WFS Registration Statement on Form S-8 (File No. 333-07485), filed July 3, 1996, incorporated herein by reference under the Exhibit Number indicated.

    Amendment No.1 dated as of July 26, 1996 to the WFS Registration Statement on Form S-8 (File No. 333-07485) incorporated herein by reference under Exhibit Number indicated.

(f) Exhibit previously filed with Westcorp Registration Statement on Form S-8 (File No. 333-11039) and the related Form 11K (File No. 001-09910), filed August 29, 1996 and June 28, 1996, respectively, incorporated herein by reference under the Exhibit Number indicated.

(g) Employment Agreement, in letter form, dated January 11, 1996 between the registrant and Donald H. Kasle (will be provided to the SEC upon request).

     (B) REPORT ON FORM 8-K

          A report of Form 8-K was filed December 4, 1996 announcing that Richard A. Palmer was elected Senior Vice President and Chief Financial Officer of the Bank.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WESTCORP

Dated: March 17, 1997                     By:        /s/ JOY SCHAEFER
                                            ------------------------------------
                                                        Joy Schaefer
                                            Senior Executive Vice President and
                                                  Chief Operating Officer;
                                               President and Chief Operating
                                                           Officer
                                                     WFS Financial Inc

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the registrant in the capacities and on the dates indicated.

                   SIGNATURE                                TITLE                   DATE
-----------------------------------------------  ----------------------------  ---------------

              /s/ ERNEST S. RADY                 Chairman of the Board,         March 17, 1997
-----------------------------------------------  President and Chief
                Ernest S. Rady                   Executive Officer

               /s/ JOY SCHAEFER                  Senior Executive Vice          March 17, 1997
-----------------------------------------------  President and Chief
                 Joy Schaefer                    Operating Officer; President
                                                 and Chief Operating Officer
                                                 WFS Financial Inc

              /s/ DONALD H. KASLE                Senior Executive Vice          March 17, 1997
-----------------------------------------------  President and Chief
                Donald H. Kasle                  Administrative Officer;
                                                 President and Chief
                                                 Executive Officer
                                                 Western Financial Bank,
                                                 F.S.B.
-----------------------------------------------  Director                       March 17, 1997
              Judith M. Bardwick

            /s/ WILLIAM J. CRAWFORD              Director                       March 17, 1997
-----------------------------------------------
              William J. Crawford

                                                 Director                       March 17, 1997
-----------------------------------------------
               Stanley E. Foster

                                                 Director                       March 17, 1997
-----------------------------------------------
               Alan L. Milligan

              /s/ HOWARD C. REESE                Director                       March 17, 1997
-----------------------------------------------
                Howard C. Reese

              /s/ LEE A. WHATCOTT                Senior Vice President          March 17, 1997
-----------------------------------------------  (Principal Financial and
                Lee A. Whatcott                  Accounting Officer) and
                                                 Chief Financial Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                    WESTCORP

                       CONSOLIDATED FINANCIAL STATEMENTS
                       AND REPORT OF INDEPENDENT AUDITORS

                                                                                        PAGE
                                                                                        ----
REPORT OF INDEPENDENT AUDITORS........................................................  F-2
CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Statements of Financial Condition at the years ended December 31, 1996 and 1995............................................................................  F-3
Consolidated Statements of Income for the years ended December 31, 1996, 1995 and
  1994................................................................................  F-4
Consolidated Statements of Changes in Shareholders' Equity for the years ended
  December 31, 1996, 1995 and 1994....................................................  F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and
  1994................................................................................  F-6
Notes to Consolidated Financial Statements............................................  F-7

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

     In our opinion, the financial statements listed in the accompanying Index to Consolidated Financial Statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of Westcorp and Subsidiaries at December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Los Angeles, California
January 28, 1997

                           WESTCORP AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                            DECEMBER 31,
                                                                      -------------------------
                                                                         1996           1995
                                                                      ----------     ----------
                                                                       (DOLLARS IN THOUSANDS,
                                                                        EXCEPT SHARE AMOUNTS)
ASSETS
Cash................................................................  $   75,115     $   35,969
Interest bearing deposits with other financial institutions.........         510            689
Other short-term investments........................................      62,798        126,227
Investment securities held to maturity (fair value: 1996, $3,160;
  1995, $1,493).....................................................       3,171          1,506
Investment securities available for sale............................     142,344        133,518
Mortgage-backed securities held to maturity (fair value: 1996,
  $442,229; 1995, $522,529).........................................     438,662        512,218
Mortgage-backed securities available for sale.......................     410,886        340,334
Loans receivable, net of allowance for loan losses (1996: $40,211;
  1995: $39,260)....................................................   1,232,267      1,339,423
Loans held for sale.................................................     458,941        368,533
Capitalized servicing...............................................     150,237         96,948
Premises and equipment, net.........................................      82,137         70,052
Real estate owned, net..............................................      11,279         10,044
Interest receivable.................................................      15,794         17,476
Excess of purchase cost over net assets acquired....................         930          1,015
Federal Home Loan Bank stock........................................      31,967         29,624
Other assets........................................................     218,007        139,361
                                                                      ----------     ----------
                                                                      $3,335,045     $3,222,937
                                                                      ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits............................................................  $1,873,942     $1,753,475
Securities sold under agreements to repurchase......................     287,412        354,024
Short-term borrowings...............................................      55,945        112,330
Federal Home Loan Bank advances.....................................     226,000        192,000
Amounts held on behalf of trustee...................................     393,449        341,693
Unearned insurance premiums and insurance reserves..................       2,614          5,102
Other liabilities...................................................      44,444         40,249
                                                                      ----------     ----------
                                                                       2,883,806      2,798,873
SUBORDINATED DEBENTURES.............................................     104,917        104,360
MINORITY INTEREST IN EQUITY OF SUBSIDIARIES.........................      28,392         21,965
SHAREHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 45,000,000 shares; issued and outstanding 25,996,618 shares in 1996 and
  24,563,419 shares in 1995.........................................      25,997         24,563
Paid-in capital.....................................................     185,742        167,039
Retained earnings...................................................     105,108        105,951
Unrealized gains on securities available for sale, net of tax.......       1,083            186
                                                                      ----------     ----------
                                                                         317,930        297,739
                                                                      ----------     ----------
                                                                      $3,335,045     $3,222,937
                                                                      ==========     ==========

          See accompanying notes to consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                         1996            1995            1994
                                                      -----------     -----------     -----------
                                                                (DOLLARS IN THOUSANDS,
                                                                 EXCEPT SHARE AMOUNTS)
Interest income:
  Loans, including fees.............................  $   171,328     $   162,394     $   119,649
  Mortgage-backed securities........................       57,471          47,486          13,879
  Investment securities.............................        7,620           6,551           5,768
  Other.............................................        5,969           5,662           4,343
                                                      -----------     -----------     -----------
TOTAL INTEREST INCOME...............................      242,388         222,093         143,639
Interest expense:
  Deposits..........................................       99,091         101,364          68,295
  Federal Home Loan Bank advances and other
     borrowings.....................................       24,612          19,081          18,603
  Securities sold under agreements to repurchase....       15,491          18,834           1,868
                                                      -----------     -----------     -----------
TOTAL INTEREST EXPENSE..............................      139,194         139,279          88,766
                                                      -----------     -----------     -----------
NET INTEREST INCOME.................................      103,194          82,814          54,873
Provision for loan losses...........................       13,571          11,470          13,033
                                                      -----------     -----------     -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN
  LOSSES............................................       89,623          71,344          41,840
Noninterest income:
  Automobile lending................................      153,099          91,200          70,108
  Mortgage banking..................................       18,046           3,159           2,128
  Investment and mortgage-backed securities (losses)
     gains..........................................       (1,620)          1,829             336
  Insurance income..................................       12,905           8,837           8,957
  Real estate operations............................       (2,428)           (267)          4,497
  Rental operations.................................         (378)           (307)           (607)
  Miscellaneous.....................................        1,640           1,209             513
                                                      -----------     -----------     -----------
TOTAL NONINTEREST INCOME............................      181,264         105,660          85,932
Noninterest expenses:
  Salaries and employee benefits....................      110,494          64,844          51,116
  Occupancy.........................................       11,605           7,107           5,959
  Insurance.........................................       16,382           5,766           5,033
  Miscellaneous.....................................       65,165          37,716          33,025
                                                      -----------     -----------     -----------
TOTAL NONINTEREST EXPENSES..........................      203,646         115,433          95,133
                                                      -----------     -----------     -----------
INCOME BEFORE INCOME TAXES..........................       67,241          61,571          32,639
Income taxes........................................       28,095          25,235          13,819
                                                      -----------     -----------     -----------
INCOME BEFORE MINORITY INTEREST.....................       39,146          36,336          18,820
Minority interest in earnings of subsidiaries.......        7,349           2,908
                                                      -----------     -----------     -----------
NET INCOME..........................................  $    31,797     $    33,428     $    18,820
                                                      ===========     ===========     ===========
NET INCOME PER COMMON SHARE AND COMMON SHARE
  EQUIVALENTS.......................................  $      1.21     $      1.29     $      0.74
                                                      ===========     ===========     ===========
Weighted average number of common shares and common
  share equivalents.................................   26,199,537      25,917,018      25,531,182
                                                      ===========     ===========     ===========

          See accompanying notes to consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                  UNREALIZED
                                                                                    GAINS
                                                                                   (LOSSES)
                                                                                      ON
                                                    COMMON STOCK                  SECURITIES
                                                --------------------              AVAILABLE
                                                            PAID-IN    RETAINED   FOR SALE,
                                     SHARES     PAR VALUE   CAPITAL    EARNINGS   NET OF TAX    TOTAL
                                   -----------  ---------   --------   --------   ----------   --------
                                               (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE JANUARY 1, 1994..........   21,894,805   $21,895    $ 92,393   $ 90,827                $205,115
  Adjustment to beginning balance
     for change in accounting
     method, net of tax..........                                                   $  995          995
  Stock options exercised........      153,292       153       1,066                              1,219
  Stock dividend.................    1,097,543     1,098       8,917    (10,015)
  Cash dividends.................                                        (6,844)                 (6,844)
  Net income.....................                                        18,820                  18,820
  Change in unrealized gains
     (losses) on securities
     available for sale, net of
     tax.........................                                                   (6,993)      (6,993)
                                    ----------   -------    --------   --------    -------      -------
BALANCE DECEMBER 31, 1994........   23,145,640    23,146     102,376     92,788     (5,998)     212,312
  Stock options exercised........      260,485       260       1,906                              2,166
  Stock dividend.................    1,157,294     1,157      10,416    (11,573)
  Cash dividends.................                                        (8,692)                 (8,692)
  Issuance of subsidiary common
     stock.......................                             52,341                             52,341
  Net income.....................                                        33,428                  33,428
  Change in unrealized gains
     (losses) on securities
     available for sale, net of
     tax.........................                                                    6,184        6,184
                                    ----------   -------    --------   --------    -------      -------
BALANCE DECEMBER 31, 1995........   24,563,419    24,563     167,039    105,951        186      297,739
  Stock options exercised........      134,017       134         923                              1,057
  Stock dividend.................    1,233,742     1,234      21,285    (22,519)
  Employee Stock Ownership and
     Salary Savings Plan stock
     contribution................       65,440        66       1,115                              1,181
  Cash dividends.................                                       (10,121)                (10,121)
  Repurchase of subsidiary
     stock.......................                             (4,620)                            (4,620)
  Net income.....................                                        31,797                  31,797
  Change in unrealized gains
     (losses) on securities
     available for sale, net of
     tax.........................                                                      897          897
                                    ----------   -------    --------   --------    -------      -------
BALANCE DECEMBER 31, 1996........   25,996,618   $25,997    $185,742   $105,108     $1,083     $317,930
                                    ==========   =======    ========   ========    =======      =======

          See accompanying notes to consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------------
                                                                                   1996          1995          1994
                                                                                 ---------     ---------     ---------
                                                                                        (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income.....................................................................  $  31,797     $  33,428     $  18,820
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for losses.........................................................     13,571        11,370        11,327
  Depreciation and amortization................................................     10,145         7,681         7,119
  Amortization of deferred fees................................................        101         2,221           688
  Amortization of capitalized servicing........................................     68,297        47,700        36,587
  Amortization of bond issuance costs and discount.............................        557           509           562
  Decrease (increase) in interest receivable...................................      1,682        (4,167)       (1,705)
  Losses (gains) on sales of investment securities and mortgage-backed
    securities.................................................................      1,620        (1,829)         (336)
  (Gains) losses on sales of loans.............................................    (32,025)      (17,346)        1,204
  Gains on sales of real estate owned..........................................     (2,116)       (3,719)       (7,750)
  Increase (decrease) in interest payable......................................        794          (285)        1,004
  Deferred income taxes expense (benefit)......................................     13,465        (6,474)        7,837
  (Decrease) increase in unearned insurance premiums and insurance reserves....     (2,488)            6          (877)
  Stock Contribution to Employee Stock Ownership and Salary Savings Plans......      1,181
Net change in loans held for sale..............................................    122,433       (46,680)       (4,978)
Other, net.....................................................................     (8,138)       18,052         3,968
                                                                                  --------      --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES......................................    220,876        40,467        73,470
INVESTING ACTIVITIES
Investment securities held to maturity:
  Purchases....................................................................     (1,667)
Investment securities available for sale:
  Purchases....................................................................    (42,809)      (37,271)      (24,508)
  Proceeds from sale...........................................................      1,915
  Proceeds from maturities.....................................................     33,000        26,000        20,000
Mortgage-backed securities held to maturity:
  Purchases....................................................................     (1,336)     (241,518)     (203,992)
Mortgage-backed securities available for sale:
  Purchases....................................................................   (299,683)     (397,935)     (196,485)
  Proceeds from sales..........................................................    197,531       202,970       119,117
Payments received on mortgage-backed securities................................    104,799        58,414         9,907
Net change in loans receivable.................................................   (108,351)       57,925      (334,726)
Increase in capitalized servicing..............................................   (105,902)      (84,388)      (32,938)
Purchases of mortgage servicing rights.........................................    (15,684)      (14,383)       (2,328)
Additions to premises and equipment............................................    (22,156)      (11,182)       (5,984)
Dispositions of real estate owned..............................................     22,617        17,583        51,694
Purchases of FHLB stock........................................................     (4,114)       (6,842)       (9,440)
Proceeds from sales of FHLB stock..............................................      1,771         1,692         2,532
Net increase in trust receivable...............................................    (81,238)      (41,604)      (17,819)
Net increase in trustee accounts...............................................     51,756       125,489        33,299
                                                                                  --------      --------      --------
NET CASH USED IN INVESTING ACTIVITIES..........................................   (269,551)     (345,050)     (591,671)
FINANCING ACTIVITIES
Increase in deposits...........................................................    120,467       120,693       275,724
(Decrease) increase in securities sold under agreements to repurchase..........    (66,612)      107,950       246,074
Increase (decrease) in FHLB advances...........................................     34,000       103,000       (37,000)
(Decrease) increase in short-term borrowings...................................    (56,385)      (98,248)       59,682
Repurchase of subsidiary stock.................................................     (4,620)
Retirement of subordinated debentures..........................................                                (16,918)
Proceeds from issuance of common stock.........................................      1,057         2,166         1,219
Increase in minority interest..................................................      6,427        21,965
Issuance of subsidiary common stock............................................                   52,341
Cash dividends.................................................................    (10,121)       (8,692)       (6,844)
                                                                                  --------      --------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES......................................     24,213       301,175       521,937
                                                                                  --------      --------      --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...............................    (24,462)       (3,408)        3,736
Cash and equivalents at beginning of period....................................    162,885       166,293       162,557
                                                                                  --------      --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.....................................  $ 138,423     $ 162,885     $ 166,293
                                                                                  ========      ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest.......................................................................  $ 138,400     $ 139,563     $  87,761
Income taxes...................................................................     18,322        28,050        10,100
SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:
Acquisition of real estate acquired through foreclosure........................  $  26,889     $  32,200     $  39,569
Securitization of mortgage loans...............................................                                108,033

          See accompanying notes to consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation: The accompanying consolidated financial statements include the accounts of Westcorp ("Westcorp"), its wholly-owned subsidiaries, Westran Services Corp., Westcorp Investments, Inc. and Western Financial Bank, F.S.B. formerly Western Financial Savings Bank, F.S.B. ("the Bank") and the Bank's subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. Certain prior year amounts have been reclassified to conform with the current year's presentation.

     WFS Financial Inc ("WFS") was created in 1995 by the combination of the Bank's consumer finance division and the Bank's subsidiaries, Westcorp Financial Services, Inc., WFS Financial Auto Loans, Inc. and WFS Financial Auto Loans 2, Inc. On August 8, 1995, WFS sold to the public 5.1 million shares of common stock at a price of $15.00 per share raising $70.1 million in additional capital. The Bank retained an ownership interest in WFS of 81%.

     On December 21, 1995, the Bank acquired an 80% ownership interest in The Hammond Company ("THC") and its subsidiaries. On June 19, 1996, the Bank acquired the remaining 20% of THC. On August 13, 1996, THC was merged into its subsidiary The Hammond Company, The Mortgage Bankers ("THCMB"). In addition, in December 1996, the two subsidiaries of THCMB, Sunstate Insurance and Hammond Service Corporation, were dissolved.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Nature of Operations: Westcorp is a financial services holding company which specializes in automobile lending, retail banking, equity lending, mortgage banking, commercial banking and other related services. At December 31, 1996, Westcorp performed these functions through 193 offices located in 31 states.

     Cash and Cash Equivalents: Cash and cash equivalents include cash, interest-bearing deposits with other financial institutions and other short-term investments which have no material restrictions as to withdrawal or usage.

     Investment Securities and Mortgage-Backed Securities Held to
Maturity: Westcorp holds certain investment securities and mortgage-backed securities which management has both the intent and the ability to hold until maturity. Accordingly, these securities are carried at their amortized cost. Unrealized holding gains and losses are not recognized in the financial statements until realized or until a decline in fair value below cost is deemed to be other than temporary. The method used in determining the cost of investments sold is specific identification.

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

     Investment Securities and Mortgage-Backed Securities Available for
Sale: Investments and mortgage-backed securities intended to be held for an indefinite period of time but which may be sold in response to events reasonably expected in the foreseeable future are classified as available for sale and carried at fair value. Unrealized holding gains and losses on such investments are recorded as a separate component of shareholders' equity, net of income taxes. Any decline in the fair value of the

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1996

investments which is deemed to be other than temporary is charged against current earnings. The method used in determining the cost of investments sold is specific identification.

     Westcorp enters into various off-balance sheet transactions, primarily interest rate cap agreements to manage interest rate risk exposure on its available for sale portfolios. These financial instruments are also recorded at fair value and are included in the basis of the designated available for sale securities. The interest rate differential to be paid or received is accrued and included as part of interest income, thereby adjusting the overall yield on securities for which management is attempting to reduce its exposure to interest rate risk.

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

     Sales of Loans and Capitalized Servicing: Certain mortgage and consumer receivables are originated and sold to investors with servicing rights retained by Westcorp. Gains and losses on sales of loans are determined by the difference between sales proceeds and the cost of the loans, adjusted for the present value of the difference, if any, between the estimated future servicing revenues and normal servicing revenues for those loans where servicing is retained by Westcorp. The resulting excess servicing is included as a component of capitalized servicing.

     Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"), which amended Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities" was adopted by Westcorp as of January 1, 1996. SFAS 122 requires allocation of the cost of originated and purchased loans between the mortgage servicing rights and the loans (without the mortgage servicing rights) based upon their relative fair values at the date the loans are purchased or originated. The allocated cost of mortgage servicing rights is included as a component of capitalized servicing.

     Retention of servicing rights entitles Westcorp to servicing income which is included in noninterest income. Capitalized servicing assets are amortized against noninterest income over the period of, and in proportion to, the expected repayment term of the underlying loans.

     The carrying value of capitalized servicing assets is based upon the fair value of such assets. Fair value is determined based upon the present value of estimated cash flows. Significant assumptions used in determining the present value of estimated cash flows are based upon loan type, coupon and term and market assumptions as to prepayments, credit losses, defaults, servicing costs and market discount rates. On a quarterly basis, Westcorp evaluates the carrying value of capitalized servicing assets in light of the actual repayment experience of the underlying loans, adjusting the assumptions and reducing the carrying value, if appropriate.

     As servicer of securitized automobile loans, Westcorp holds and remits funds collected from the borrowers on behalf of the trustee. These amounts are reported as amounts held on behalf of the trustee. Servicing income earned by Westcorp for which Westcorp has not yet received repayment from the trust is included in other assets.

     Nonaccrual Loans: Nonaccrual loans are loans on which accrual of interest has been suspended. Interest is suspended on all real estate loans when, in management's judgement, the interest will not be collectible in the normal course of business or when the loan is 90 days or more past due or full collection of principal is not assured. When a loan is placed on nonaccrual, interest accrued is reversed

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1996

against interest income. Interest income is suspended on all loans, except consumer loans. On these loans, interest continues to accrue until the loan is charged off, which occurs automatically after the loan is past due 120 days, whereupon all accrued interest is also charged off.

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

     Premises and Equipment: Premises and equipment are recorded at cost and are depreciated over their estimated useful lives principally using the straight-line method for financial reporting and accelerated methods for tax purposes. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

     Real Estate Owned: Real estate acquired through foreclosure is recorded at the lower of cost or fair value less estimated costs to sell. Costs of holding this real estate, and related gains and losses on disposition, are credited or charged to real estate operations as incurred. These values are periodically reviewed and write-downs are recorded, if appropriate.

     Real estate owned is carried net of an allowance for potential losses which is maintained at a level believed by management to be adequate to absorb any potential losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the past loss experience, current economic conditions, selling costs and other relevant factors.

     Excess of Purchase Cost over Net Assets Acquired: The excess of amounts paid over the fair value of assets acquired of a business purchased in 1982 is being amortized over twenty-five years, using the straight-line method.

     Interest Income and Fee Income: Interest income on real estate and some consumer loans is earned using the effective yield method and classified on the balance sheets as interest receivable to the extent not collected. Certain consumer loans use the sum of the months digits method, which approximates the interest method.

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

     Income Taxes: Westcorp files consolidated federal and state tax returns with all of its subsidiaries except for Westhrift, which files separate tax returns.

     Net Income Per Common Share: Net income per common share is based on average shares outstanding during each year plus the net effect of dilutive stock options.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1996

     Current Accounting Pronouncements: Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), was issued by the Financial Accounting Standards Board in October 1995 and is effective for fiscal years beginning after December 15, 1995. SFAS 123 provides for companies to recognize compensation expense associated with a stock-based compensation plan over the anticipated service period based on the fair value of the award on the date of the grant. As allowed by SFAS 123, however, Westcorp has elected to continue to measure compensation costs as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), with pro forma disclosures of net income and earnings per share, if material.

     Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), was issued by the Financial Accounting Standards Board in June 1996. SFAS 125 establishes standards for the recognition and measurement of transactions involving transfers of financial assets. SFAS 125 adopts a financial components approach which, after a transfer of financial assets, requires recognition of assets which continue to be controlled by the transferor and derecognition of assets for which control has been surrendered. SFAS 125 is to be applied prospectively to transactions occurring after January 1, 1997. Transactions prior to adoption are not affected. The adoption of SFAS 125 is not expected to have a material impact on the financial condition or results of operations of Westcorp.

NOTE 2 -- INVESTMENT SECURITIES HELD TO MATURITY

     Investment securities held to maturity all mature within one to five years and consisted of the following at December 31:

                                                                     1996
                                             -----------------------------------------------------
                                                             GROSS          GROSS
                                             AMORTIZED     UNREALIZED     UNREALIZED       FAIR
                                               COST          GAINS          LOSSES         VALUE
                                             ---------     ----------     ----------     ---------
                                                            (DOLLARS IN THOUSANDS)
    U.S. Treasury securities and
      obligations of other U.S. Government
      agencies and corporations............  $  1,504                       $   11       $  1,493
    Other..................................     1,667                                       1,667
                                             --------         ----          ------       --------
                                             $  3,171                       $   11       $  3,160
                                             ========         ====          ======       ========

                                                                     1995
                                             -----------------------------------------------------
                                                             GROSS          GROSS
                                             AMORTIZED     UNREALIZED     UNREALIZED       FAIR
                                               COST          GAINS          LOSSES         VALUE
                                             ---------     ----------     ----------     ---------
                                                            (DOLLARS IN THOUSANDS)
    U.S. Treasury securities and
      obligations of other U.S. Government
      agencies and corporations............  $  1,506                       $   13       $  1,493
                                             --------         ----          ------       --------
                                             $  1,506                       $   13       $  1,493
                                             ========         ====          ======       ========

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1996

NOTE 3 -- INVESTMENT SECURITIES AVAILABLE FOR SALE

     Investment securities available for sale consisted of the following at December 31:

                                                                     1996
                                             -----------------------------------------------------
                                                             GROSS          GROSS
                                             AMORTIZED     UNREALIZED     UNREALIZED       FAIR
                                               COST          GAINS          LOSSES         VALUE
                                             ---------     ----------     ----------     ---------
                                                            (DOLLARS IN THOUSANDS)
    U.S. Treasury securities and
      obligations of other U.S. Government
      agencies and corporations............  $141,981                       $1,175       $140,806
    Obligations of states and political
      subdivisions.........................     1,512         $  1                          1,513
    Other..................................        79                           54             25
                                             --------         ----          ------       --------
                                             $143,572         $  1          $1,229       $142,344
                                             ========         ====          ======       ========

                                                                     1995
                                             -----------------------------------------------------
                                                             GROSS          GROSS
                                             AMORTIZED     UNREALIZED     UNREALIZED       FAIR
                                               COST          GAINS          LOSSES         VALUE
                                             ---------     ----------     ----------     ---------
                                                            (DOLLARS IN THOUSANDS)
    U.S. Treasury securities and
      obligations of other U.S. Government
      agencies and corporations............  $130,306         $265          $  519       $130,052
    Obligations of states and political
      subdivisions.........................     3,521                           80          3,441
    Other..................................        25                                          25
                                             --------         ----          ------       --------
                                             $133,852         $265          $  599       $133,518
                                             ========         ====          ======       ========

     At December 31, 1996, the stated maturities of investment securities available for sale were as follows:

                                                                 ONE YEAR TO           FIVE YEARS           TEN YEARS
                                         UP TO ONE YEAR          FIVE YEARS           TO TEN YEARS           OR MORE
                                       -------------------   -------------------   ------------------   -----------------
                                       AMORTIZED    FAIR     AMORTIZED    FAIR     AMORTIZED    FAIR    AMORTIZED   FAIR
                                         COST       VALUE      COST       VALUE      COST      VALUE      COST      VALUE
                                       ---------   -------   ---------   -------   ---------   ------   ---------   -----
                                                                     (DOLLARS IN THOUSANDS)
U.S. Treasury securities and
  obligations of other U.S.
  Government agencies and
  corporations.......................   $51,744    $51,603    $90,237    $89,203
Obligations of states and political
  subdivisions.......................                           1,002        996                          $ 510     $517
Other................................                              25         25                             54
                                        -------    -------    -------    -------     ------    ------      ----     ----
                                        $51,744    $51,603    $91,264    $90,224                          $ 564     $517
                                        =======    =======    =======    =======     ======    ======      ====     ====

     Proceeds from the sale of investment securities available for sale totalled approximately $1.9 million in 1996. Westcorp had gross realized gains of $139 thousand in 1996 and had no gross realized losses.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1996

NOTE 4 -- MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     Mortgage-backed securities held to maturity consisted of the following at December 31:

                                                                        1996
                                                   ----------------------------------------------
                                                                 GROSS        GROSS
                                                   AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                     COST        GAINS        LOSSES      VALUE
                                                   ---------   ----------   ----------   --------
                                                               (DOLLARS IN THOUSANDS)
    GNMA certificates............................  $346,098      $5,447       $2,497     $349,048
    FNMA participation certificates..............    84,005         394                    84,399
    FHLMC participation certificates.............     7,358         223                     7,581
    Other participation certificates.............     1,201                                 1,201
                                                   --------      ------       ------     --------
                                                   $438,662      $6,064       $2,497     $442,229
                                                   ========      ======       ======     ========

                                                                        1995
                                                   ----------------------------------------------
                                                                 GROSS        GROSS
                                                   AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                     COST        GAINS        LOSSES      VALUE
                                                   ---------   ----------   ----------   --------
                                                               (DOLLARS IN THOUSANDS)
    GNMA certificates............................  $405,582     $ 10,943      $2,246     $414,279
    FNMA participation certificates..............    97,352        1,460                   98,812
    FHLMC participation certificates.............     9,120          154                    9,274
    Other participation certificates.............       164                                   164
                                                   --------       ------      ------     --------
                                                   $512,218     $ 12,557      $2,246     $522,529
                                                   ========       ======      ======     ========

     Westcorp's mortgage-backed securities held to maturity had maturities at December 31, 1996 of ten years or more, although payments are generally received monthly throughout the life of these securities.

NOTE 5 -- MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

     Mortgage-backed securities available for sale consisted of the following at December 31:

                                                                        1996
                                                   ----------------------------------------------
                                                                 GROSS        GROSS
                                                   AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                     COST        GAINS        LOSSES      VALUE
                                                   ---------   ----------   ----------   --------
                                                               (DOLLARS IN THOUSANDS)
    GNMA certificates............................  $318,505      $5,206       $1,935     $321,776
    FNMA participation certificates..............    72,214          61          292       71,983
    FHLMC participation certificates.............    17,092         118           83       17,127
                                                   --------      ------       ------     --------
                                                   $407,811      $5,385       $2,310     $410,886
                                                   ========      ======       ======     ========

                                                                        1995
                                                   ----------------------------------------------
                                                                 GROSS        GROSS
                                                   AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                     COST        GAINS        LOSSES      VALUE
                                                   ---------   ----------   ----------   --------
                                                               (DOLLARS IN THOUSANDS)
    GNMA certificates............................  $138,175      $2,017       $4,291     $135,901
    FNMA participation certificates..............    99,859       1,485                   101,344
    FHLMC participation certificates.............   101,639       2,121          671      103,089
                                                   --------      ------       ------     --------
                                                   $339,673      $5,623       $4,962     $340,334
                                                   ========      ======       ======     ========

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1996

     Proceeds from the sale of mortgage-backed securities available for sale totalled approximately $198 million and $203 million in 1996 and 1995, respectively. Westcorp had gross realized gains of $1.6 million and $2.1 million in 1996 and 1995, respectively, and gross realized losses of $3.1 million and $319 thousand in 1996 and 1995, respectively.

     Westcorp's mortgage-backed securities available for sale all had maturities at December 31, 1996 of ten years or more, although payments are generally received monthly throughout the life of these securities.

     Westcorp has issued certain mortgage-backed securities that include recourse provisions. Subject to certain limitations, Westcorp is required, for the life of the loans, to repurchase the buyer's interest in individual loans on which foreclosure proceedings have been completed. Securities with recourse issued by Westcorp had a total outstanding balance of $151 million and $198 million at December 31, 1996 and 1995, respectively.

     Westcorp has provided for possible losses that may occur as a result of its recourse obligations. The maximum remaining exposure under these recourse provisions at December 31, 1996 and 1995 was $114 million and $127 million, respectively. Westcorp has pledged $15.2 million and $32.5 million of securities as collateral under these recourse provisions at December 31, 1996 and 1995, respectively.

NOTE 6 -- NET LOANS RECEIVABLE

     Net loans receivable consisted of the following at December 31:

                                                                       1996         1995
                                                                    ----------   ----------
                                                                    (DOLLARS IN THOUSANDS)
    Real Estate:
      Mortgage....................................................  $1,435,789   $1,406,167
      Commercial..................................................       7,867
      Construction................................................       5,501        8,469
                                                                    ----------   ----------
                                                                     1,449,157    1,414,636
    Less: Undisbursed loan proceeds...............................       2,398        4,672
                                                                    ----------   ----------
                                                                     1,446,759    1,409,964
    Consumer:
      Sales contracts.............................................     267,715      353,345
      Other.......................................................      50,911       20,908
      Unearned discounts..........................................     (33,768)     (38,628)
                                                                    ----------   ----------
                                                                       284,858      335,625
                                                                    ----------   ----------
                                                                     1,731,617    1,745,589
    Allowance for loan losses.....................................     (40,211)     (39,260)
    Net deferred loan (fees) costs................................        (198)       1,627
                                                                    ----------   ----------
                                                                     1,691,208    1,707,956
    Less: Loans held for sale
      Mortgage....................................................     272,638      148,616
      Consumer....................................................     186,303      219,917
                                                                    ----------   ----------
                                                                       458,941      368,533
                                                                    ----------   ----------
                                                                    $1,232,267   $1,339,423
                                                                    ==========   ==========

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1996

     Loans serviced by Westcorp for the benefit of others totalled approximately $7.2 billion, $5.6 billion and $2.9 billion at December 31, 1996, 1995, and 1994, respectively. These amounts are not included in the Consolidated Statements of Financial Condition.

     Changes in the allowance for loan losses were as follows:

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1996        1995        1994
                                                            -------     -------     -------
                                                                (DOLLARS IN THOUSANDS)
    Balance at beginning of year..........................  $39,260     $41,323     $39,677
    Provision for loan losses.............................   13,571      11,470      13,033
    Chargeoffs............................................  (21,258)    (19,187)    (19,219)
    Recoveries............................................    7,168       4,754       7,832
    Transfers from the allowance for real estate losses...                  800
    Business acquisition adjustment.......................    1,470         100
                                                            -------     -------     -------
    Balance at end of year................................  $40,211     $39,260     $41,323
                                                            =======     =======     =======

NOTE 7 -- CAPITALIZED SERVICING

     Capitalized servicing consisted of the following at December 31:

                                                                        1996        1995
                                                                      --------     -------
                                                                          (DOLLARS IN
                                                                           THOUSANDS)
    Excess consumer servicing........................................ $121,597     $78,045
    Excess mortgage servicing........................................      195       1,843
    Purchased mortgage servicing rights..............................   20,799      12,843
    Originated mortgage servicing rights.............................    7,646       4,217
                                                                      --------     -------
                                                                      $150,237     $96,948
                                                                      ========     =======

  Excess Consumer Servicing

     Excess consumer servicing included as part of capitalized servicing consists of the present value of estimated future cash flows to be received by Westcorp from the excess spread created in securitizations. The estimated future cash flows are determined by taking into account certain assumptions principally regarding prepayments, credit losses and servicing costs. These cash flows are then discounted at a rate management believes to be at market. The balance of the excess consumer servicing is then amortized against automobile lending in noninterest income on a monthly basis. The assumptions used are evaluated each quarter and adjusted, if appropriate, to reflect performance of the contracts. The following table presents the balances and activity for excess consumer servicing:

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1996         1995         1994
                                                         --------     --------     --------
                                                               (DOLLARS IN THOUSANDS)
    Beginning balance................................... $ 78,045     $ 43,426     $ 46,241
    Additions...........................................  104,071       78,505       32,938
    Amortization........................................  (60,519)     (43,886)     (35,753)
                                                         --------     --------     --------
    Ending balance...................................... $121,597     $ 78,045     $ 43,426
                                                         ========     ========     ========

     Additions to excess consumer servicing result from new securitizations and reflect the initial estimate of the present value of the future cash flows of the contracts securitized. The amortization of

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1996

excess consumer servicing represents the decline in the excess consumer servicing for the respective periods based upon the present value of the remaining estimated future cash flows at the end of the period.

     In initially valuing its excess consumer servicing, Westcorp establishes an off balance sheet allowance for expected losses under the spread account provisions of the securitization transactions and this allowance is included as a component in calculating the excess consumer servicing. The allowance is based upon historical experience and management's estimate of future performance regarding primarily prepayments, credit losses, and servicing costs. The amount is reviewed periodically and adjustments are made if actual experience or other factors indicate that future performance may differ from management's prior expectations.

     The following table presents the estimated future undiscounted cash flows to be received from securitizations, net of estimated costs to service and after giving effect to estimated prepayments. To arrive at the excess consumer servicing, this amount is reduced by the off balance sheet allowance established for future losses and by discounting these cash flows to present value.

                                                                              DECEMBER 31,
                                                                                  1996
                                                                              ------------
                                                                              (DOLLARS IN
                                                                              THOUSANDS)
    Estimated net undiscounted cash flows....................................  $  288,733
    Off balance sheet allowance for losses...................................    (152,797)
    Discount to present value................................................     (14,339)
                                                                                ---------
    Excess consumer servicing................................................  $  121,597
                                                                                =========
    Outstanding balance of contracts sold through securitizations............  $2,812,637

    Allowance for losses as a percent of contracts sold through
      securitizations........................................................       5.43%

  Mortgage Servicing Rights

     Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"), which amended Statement of Financial Accounting Standards No. 65 "Accounting for Certain Mortgage Banking Activities" ("SFAS 65"), was adopted by Westcorp as of January 1, 1996. SFAS 122 requires allocation of the cost of originated or purchased mortgage loans between the servicing rights and the loans based upon their relative fair values at the date the loans are purchased or originated.

     For the year ended December 31, 1996, Westcorp capitalized $22.3 million compared to $20.3 million for the year ended December 31, 1995 in connection with originating or purchasing the right to service mortgage loans. The mortgage servicing rights are included in capitalized servicing and the amortization is included as a component of mortgage banking in noninterest income. The amortized cost basis of mortgage servicing rights capitalized in accordance with SFAS 122 at December 31, 1996 and 1995 was $28.6 million and $18.9 million, respectively. The fair value at December 31, 1996 and 1995 was $38.3 million and $20.3 million, respectively. Fair value was determined based on the present value of estimated future cash flows. Significant assumptions were based upon loan type, loan coupon, loan term as well as market assumptions regarding prepayment, default, servicing cost and discount rate.

     Amortization of mortgage servicing rights is reflected as a component of mortgage banking in noninterest income. Amortization expense for the years ended December 31, 1996, 1995 and 1994 was $7.8 million, $3.8 million and $0.8 million, respectively.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1996

NOTE 8 -- PREMISES AND EQUIPMENT

     Premises and equipment consisted of the following at December 31:

                                                                        1996        1995
                                                                      --------     -------
                                                                          (DOLLARS IN
                                                                           THOUSANDS)
    Land............................................................  $ 20,468     $20,443
    Buildings and improvements......................................    57,662      50,354
    Furniture and equipment.........................................    35,132      25,330
    Automobiles and airplanes.......................................     2,049       1,995
                                                                      --------     -------
                                                                       115,311      98,122
    Less: Accumulated depreciation and amortization.................    33,174      28,070
                                                                      --------     -------
                                                                      $ 82,137     $70,052
                                                                      ========     =======

NOTE 9 -- NONPERFORMING ASSETS

     Nonperforming loans consisted of the following at December 31:

                                                                        1996        1995
                                                                       -------     -------
                                                                           (DOLLARS IN
                                                                           THOUSANDS)
    Loans 90 days or more past due...................................  $14,052     $10,950
    Impaired loans...................................................    6,887       7,450
                                                                       -------     -------
                                                                       $20,939     $18,400
                                                                       =======     =======

     Interest forgone on nonaccrual loans was $1.0 million, $0.8 million and $0.9 million for the years ended December 31, 1996, 1995 and 1994, respectively.

     The following table presents a breakdown of impaired loans and the impairment allowance related to impaired loans at December 31:

                                                                        1996        1995
                                                                       -------     -------
                                                                           (DOLLARS IN
                                                                           THOUSANDS)
    Recorded investment with allowance...............................  $ 7,090     $ 3,057
    Less: Impairment allowance.......................................    1,678       1,097
                                                                       -------     -------
                                                                         5,412       1,960
    Recorded investment without allowance............................    1,475       5,490
                                                                       -------     -------
                                                                       $ 6,887     $ 7,450
                                                                       =======     =======

     For the years ended December 31, 1996 and 1995, average impaired loans were $9.1 and $5.8 million, respectively. For the years ended December 31, 1996 and 1995, Westcorp recognized $1.0 and $0.8 million, respectively, of interest income on impaired loans, all of which was recognized on a cash basis.

     Real estate owned consisted of the following at December 31:

                                                                        1996        1995
                                                                       -------     -------
                                                                           (DOLLARS IN
                                                                           THOUSANDS)
    Real estate acquired through foreclosure.........................  $12,063     $10,828
    Less: Allowance for losses.......................................      784         784
                                                                       -------     -------
                                                                       $11,279     $10,044
                                                                       =======     =======

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1996

     Changes in the allowance for real estate losses were as follows:

                                                                FOR THE YEAR ENDED DECEMBER
                                                                            31,
                                                                ---------------------------
                                                                1996      1995       1994
                                                                ----     ------     -------
                                                                  (DOLLARS IN THOUSANDS)
    Balance at beginning of year..............................  $784     $1,684     $ 3,508
    Provision for real estate losses..........................             (100)     (2,106)
    Chargeoffs, net...........................................                          282
    Transfers to the allowance for loan losses................             (800)
                                                                -----
                                                                  --
                                                                         -------    -------
    Balance at end of year....................................  $784     $  784     $ 1,684
                                                                =======  =======    =======

NOTE 10 -- ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable consisted of the following at December 31:

                                                                        1996        1995
                                                                       -------     -------
                                                                           (DOLLARS IN
                                                                           THOUSANDS)
    Interest on loans receivable.....................................  $ 8,665     $ 9,817
    Interest on securities...........................................    7,125       7,604
    Interest on other................................................        4          55
                                                                       -------     -------
                                                                       $15,794     $17,476
                                                                       =======     =======

NOTE 11 -- DEPOSITS

     Deposits consisted of the following at December 31:

                                                      WEIGHTED
                                                    AVERAGE RATE
                                                    FOR THE YEAR
                                                       ENDED
                                                        1996            1996           1995
                                                    ------------     ----------     ----------
                                                                      (DOLLARS IN THOUSANDS)
    Demand deposit accounts.......................       0.2%        $   30,069
    Passbook accounts.............................       2.6             42,532     $   65,293
    Money market deposit accounts.................       3.1                438            602
    Certificate accounts..........................       5.8          1,713,382      1,687,580
    Brokered certificate accounts.................       4.3             48,489
    Noninterest bearing deposits..................                       39,032
                                                                     ----------     ----------
                                                                     $1,873,942     $1,753,475
                                                                     ==========     ==========

     The aggregate amount of certificate accounts in denominations greater than or equal to $100,000 at December 31, 1996 and 1995 was $439 million and $383 million, respectively.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1996

     Scheduled maturities of certificate accounts as of December 31, 1996 are as follows:

                                                                                    AMOUNT
                                                                   WEIGHTED       ----------
                                                                 AVERAGE RATE      (DOLLARS
                                                                 ------------         IN
                                                                                  THOUSANDS)
    Six months or less.........................................       5.8%        $  806,970
    More than six months through one year......................       5.9            489,383
    More than one year through three years.....................       6.0            386,104
    More than three years through five years...................       6.8             30,925
                                                                                  ----------
                                                                                  $1,713,382
                                                                                  ==========

     Interest expense on deposits consisted of the following for the year ended December 31:

                                                            1996         1995        1994
                                                           -------     --------     -------
                                                                (DOLLARS IN THOUSANDS)
    Demand deposit accounts..............................  $   335
    Passbook accounts....................................    1,414     $  2,367     $ 3,895
    Money market deposit accounts........................       14           20          33
    Certificate accounts.................................   97,180       98,977      64,367
    Brokered certificate accounts........................      148
                                                           -------     --------     -------
                                                           $99,091     $101,364     $68,295
                                                           =======     ========     =======

     Accrued interest payable on deposits at December 31, 1996 and 1995 was $445 thousand and $372 thousand, respectively, which is included in other liabilities in the Consolidated Statements of Financial Condition.

     The following table summarizes certificate accounts by interest rate within maturity categories at December 31:

                                                               1996
                           -----------------------------------------------------------------------------
                              1997        1998      1999      2000      2001     THEREAFTER     TOTAL
                           ----------   --------   -------   -------   -------   ----------   ----------
                                                      (DOLLARS IN THOUSANDS)
   0% - 3.99%............  $    1,407              $    15                                    $    1,422
4.00% - 5.99%............     988,275   $248,597    11,366   $ 2,446   $   745      $ 62       1,251,491
6.00% - 7.99%............     306,473    118,237     7,865    27,673                             460,248
8.00% - 9.99%............         197         24                                                     221
                           ----------   --------   -------   -------   -------   -------      ----------
                           $1,296,352   $366,858   $19,246   $30,119   $   745      $ 62      $1,713,382
                           ==========   ========   =======   =======   =======   =======      ==========

                                                               1995
                           -----------------------------------------------------------------------------
                              1996        1997      1998      1999      2000     THEREAFTER     TOTAL
                           ----------   --------   -------   -------   -------   ----------   ----------
                                                      (DOLLARS IN THOUSANDS)
   0% - 3.99%............  $    6,547   $     36   $    36                                    $    6,619
4.00% - 5.99%............     885,686     72,021    24,053   $ 1,847   $ 2,834      $  5         986,446
6.00% - 7.99%............     383,148    241,558    36,757     5,842    26,811                   694,116
8.00% - 9.99%............         216        161        22                                           399
                           ----------   --------   -------   -------   -------   -------      ----------
                           $1,275,597   $313,776   $60,868   $ 7,689   $29,645      $  5      $1,687,580
                           ==========   ========   =======   =======   =======   =======      ==========

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1996

NOTE 12 -- SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Securities sold under agreements to repurchase are summarized as follows:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1996         1995
                                                                     --------     --------
                                                                          (DOLLARS IN
                                                                          THOUSANDS)
    Balance at end of period.......................................  $287,412     $354,024
    Balance at end of period, including accrued interest...........   287,991      355,188
    Estimated fair value at end of period..........................   287,933      354,091
    Average amount outstanding during the period...................   299,211      325,926
    Maximum amount outstanding at any given month-end during the
      period.......................................................   403,871      411,218
    Weighted average interest rate during the period...............       5.2%         5.8%
    Weighted average interest rate at end of period................       5.5          5.8

     Mortgage-backed securities available for sale sold under dollar reverse repurchase agreements were delivered to dealers who arranged the transactions. The dealers may have sold, loaned, or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to Westcorp substantially identical securities at the maturities of the agreements. The agreements at December 31, 1996 mature within 30 days. The agreements at December 31, 1995 mature with terms between 30 to 90 days. Average amounts are computed based upon daily ending balances.

NOTE 13 -- SHORT-TERM BORROWINGS

     Short-term borrowings at December 31, 1996 consisted of a commercial paper line with the Federal Home Loan Bank ("FHLB") and a line of credit with a bank. At December 31, 1995, short-term borrowings consisted of a commercial paper line with the FHLB and a revolving line of credit with two banks.

     The FHLB commercial paper line totalled $25.0 million and $67.9 million at December 31, 1996 and 1995, respectively, net of discount (1996, $41.7 thousand; 1995, $66.1 thousand). The line is collateralized by eligible mortgage loans with an approved line of up to $400 million in 1996 and 1995, and a weighted average interest rate of 6.0% at December 31, 1996 and 1995. The maximum amount of commercial paper outstanding at any month-end during 1996 and 1995 was $398 million and $240 million, respectively. The average amount of commercial paper outstanding during 1996 and 1995 was $163 million and $124 million, respectively, with a weighted average fixed interest rate of 5.4% and 6.0% for December 31, 1996 and 1995, respectively. The FHLB commercial paper line generally matures within 30 days from the issuance date.

     At December 31, 1996, Westcorp had a $25.0 million line of credit with a bank which was the maximum available and outstanding, maturing in June 30, 1997 with an interest rate tied to the FHLB Reference Rate plus 0.5%.

     At December 31, 1995 Westcorp had a $40.0 million revolving line of credit (warehouse line), which was the maximum available and outstanding, with two banks under an agreement to finance certain mortgage loans. This was paid off during 1996. The weighted average interest rate at December 31, 1995 was 6.6%.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1996

NOTE 14 -- FEDERAL HOME LOAN BANK ADVANCES

     Advances from the FHLB are collateralized with mortgages and mortgage-backed securities. The FHLB commercial paper line disclosed in Note 13 -- Short-Term Borrowings is also pledged by the same collateral. The FHLB advances and the FHLB commercial paper line are collateralized with mortgages totalling $454 million and $496 million at December 31, 1996 and 1995, respectively, and mortgage-backed securities totalling $178 million and $119 million at December 31, 1996 and 1995, respectively.

     Information as to interest rates and maturities on the advances from the FHLB as of December 31 are as follows:

                                                                   1996            1995
                                                                -----------     -----------
                                                                  (DOLLARS IN THOUSANDS)
    Range of interest rates.................................    5.7% - 8.2%     5.4% - 8.5%
    Weighted average interest rate..........................       6.3%            6.3%
    Year due:
      1996..................................................                       $147,000
      1997..................................................       $142,000          32,000
      1998..................................................         70,000
      1999..................................................          6,500           6,500
      2000..................................................
      Thereafter............................................          7,500           6,500
                                                                   --------        --------
                                                                   $226,000        $192,000
                                                                   ========        ========

     Westcorp had an unused line of credit with the FHLB at December 31, 1996 of approximately $378 million.

NOTE 15 -- SUBORDINATED DEBENTURES

     Subordinated capital debentures of the Bank ("subordinated debentures") totalled $105 million at December 31, 1996 and $104 million at December 31, 1995, net of discount (1996, $2.4 million; 1995, $3.0 million). The subordinated debentures are unsecured with an interest rate of 8.5% due in 2003. They are redeemable, in whole or in part, at the option of the Bank, on or after July 1, 2000 at 100% of the principal amount being redeemed plus accrued interest as of the date of redemption. For regulatory purposes, the subordinated debentures, which are subject to certain limitations, are included as part of the Bank's supplementary capital.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1996

NOTE 16 -- COMMITMENTS AND CONTINGENCIES

     Future minimum payments under noncancellable operating leases on premises and equipment with terms of one year or more were as follows at December 31:

                                                                            1996
                                                                   ----------------------
                                                                   (DOLLARS IN THOUSANDS)
        1997...................................................           $  6,282
        1998...................................................              5,758
        1999...................................................              4,643
        2000...................................................              3,541
        2001...................................................              2,037
        Thereafter.............................................              2,335
                                                                           -------
                                                                          $ 24,596
                                                                           =======

     These agreements include, in certain cases, various renewal options and contingent rental agreements. Rental expense for premises and equipment amounted to $5.5 million, $3.2 million and $2.5 million in 1996, 1995 and 1994, respectively.

     Westcorp's outstanding commercial, mortgage loan commitments and mortgage loans sold with recourse were as follows at December 31:

                                                                       1996         1995
                                                                     --------     --------
                                                                          (DOLLARS IN
                                                                          THOUSANDS)
    Commercial letter of credit and unused lines of credit
      provided.....................................................  $ 40,293     $ 34,339
                                                                     ========     ========
    Commitments to fund mortgage loans:
      Fixed rate loans.............................................  $ 89,477     $158,305
      Variable rate loans..........................................    32,106       53,137
                                                                     --------     --------
                                                                     $121,583     $211,442
                                                                     ========     ========
    Commitments to sell mortgage loans.............................  $320,794     $158,724
                                                                     ========     ========
    Mortgage loans sold with recourse..............................  $ 72,475     $167,324
                                                                     ========     ========

     Westcorp has pledged certain assets relative to amounts held on behalf of trustees as follows at December 31:

                                                                       1996         1995
                                                                     --------     --------
                                                                          (DOLLARS IN
                                                                          THOUSANDS)
    FNMA participation certificates................................  $115,959     $ 85,038
    FHLMC participation certificates...............................    14,596       33,510
    GNMA certificates..............................................   175,376       73,582
    Residential second mortgages...................................    55,521       67,644
    Multifamily first mortgages....................................    75,478       83,462
                                                                     --------     --------
                                                                     $436,930     $343,236
                                                                     ========     ========

     Westcorp is also involved as a party to certain legal proceedings incidental to its business. Management of Westcorp believes that the outcome of such proceedings will not have a material effect upon its business or financial condition.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1996

NOTE 17 -- STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

     In 1991, Westcorp reserved 3,150,000 shares of common stock for future issuance to certain employees under the 1991 Westcorp Stock Option Plan. Reserved, unissued shares totalled 2,126,973 and 2,592,062 shares at December 31, 1996 and 1995, respectively. The options may be exercised, when vested, at prices ranging from $6.58 to $22.75 per share, in whole or in part, within five years after the date of grant. Additionally, the weighted average life of the options at December 31, 1996 and 1995 were 4.5 years and 2.8 years, respectively, and the weighted average price of the options at December 31, 1996 and 1995 were $17.30 per share and $8.69 per share, respectively.

     At December 31, 1996, there were 894,206 exercisable stock options under the 1991 plan. Stock option activity is summarized as follows:

                                                                                PRICE PER
                                                                  SHARES          SHARE
                                                                 --------     -------------
    Outstanding at January 1, 1994.............................   770,639     $6.58 - 10.28
      Issued...................................................   335,614      6.58 - 10.32
      Exercised................................................  (169,005)     6.58 -  7.99
      Cancelled................................................   (94,060)     6.58 -  9.42
                                                                 --------      ------------
    Outstanding at December 31, 1994...........................   843,188      6.58 - 10.32
      Issued...................................................    30,975      6.58 - 12.38
      Exercised................................................  (274,724)     6.58 - 10.32
      Cancelled................................................   (30,611)     6.58 - 10.32
                                                                 --------      ------------
    Outstanding at December 31, 1995...........................   568,828      6.58 - 12.38
      Issued...................................................   470,958     17.13 - 22.75
      Exercised................................................  (139,711)     6.58 - 18.45
      Cancelled................................................    (5,869)     7.37 - 17.13
                                                                 --------      ------------
    Outstanding at December 31, 1996...........................   894,206     $6.58 - 22.75
                                                                 ========      ============

     In June 1996, Westcorp replaced the Stock Appreciation Rights Plan for WFS with the WFS 1996 Incentive Stock Option Plan ("WFS 1996 Plan"). The new plan was implemented to eliminate the quarterly volatility in earnings per share caused by the Stock Appreciation Rights Plan.

     In 1996, Westcorp reserved 550,000 shares of WFS Common Stock for future issuance to certain employees under the WFS 1996 Plan. Reserved, unissued shares totalled 30,431 at December 31, 1996. The options may be exercised at a price of $18.00 per share after the first year, in whole or in part, within five years after the date of grant. Additionally, the weighted average life of the options at December 31, 1996 was 4.6 years and the weighted average price of the options is $18.00 per share.

     At December 31, 1996, there were no exercisable stock options under the WFS 1996 plan. Stock option activity is summarized as follows:

                                                                                PRICE PER
                                                                  SHARES          SHARE
                                                                 --------     -------------
    Outstanding at January 1, 1996
      Issued...................................................   519,569     $       18.00
      Exercised................................................
      Cancelled................................................
                                                                 --------      ------------
    Outstanding at December 31, 1996...........................   519,569     $       18.00
                                                                 ========      ============

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1996

     Effective January 1, 1996 Westcorp adopted Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 provides for companies to recognize compensation expense associated with stock-based compensation plans over the anticipated service period based on the fair value of the award on the date of grant. However, SFAS 123 allows companies to continue to measure compensation costs prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Companies electing to continue accounting for stock-based compensation plans under APB 25 must make pro forma disclosures of net income and earnings per share as if SFAS 123 has been adopted if the fair value of the options has material impact on earnings. Westcorp has continued to account for stock-based compensation plans under APB 25.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Westcorp's and WFS' stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The fair value for the Westcorp and WFS options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1995 and 1996: risk-free interest rate of 6.2%; a dividend yield in the range of 8.8% through 19.6% for Westcorp; volatility factor of the expected market price of common stock of .30 and an expected life of the option of 5 years.

     The impact of applying SFAS 123 in 1996 and 1995 is immaterial to the financial statements to Westcorp.

NOTE 18 -- REGULATORY CAPITAL

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the regulations promulgated thereunder established certain minimum levels of regulatory capital for savings institutions supervised by the Office of Thrift Supervision ("OTS"). The Bank must follow specific capital guidelines stipulated by the OTS which involve quantitative measures of the Bank's assets, liabilities and certain off balance sheet items as calculated under regulatory accounting practices. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations which could have a direct material effect on the Bank's financial statements.

     At December 31, 1996 and 1995, the Bank's most recent notification from the OTS categorized the Bank as "well capitalized" under the prompt corrective action ("PCA") regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To be categorized as "well capitalized", the Bank must maintain minimum capital ratios as set forth in the table below. The Bank's capital is subject to review by federal regulators for the components, amounts, risk weighting classifications and other factors. There are no conditions or events since December 31, 1996 that management believes have changed the Bank's category.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1996

     The following table summarizes the Bank's actual capital and required capital as of December 31, 1996 and 1995:

                                                                                TIER 1
                                                TANGIBLE                      RISK-BASED     RISK-BASED
DECEMBER 31, 1996                               CAPITAL      CORE CAPITAL      CAPITAL        CAPITAL
----------------------------------------------- --------     ------------     ----------     ----------
                                                                (DOLLARS IN THOUSANDS)
Actual Capital:
  Amount....................................... $348,938       $348,938        $348,938       $467,563
  Capital ratio................................    10.53%         10.53%           8.14%         10.91%
FIRREA minimum required capital:
  Amount....................................... $ 49,707       $ 99,414             N/A       $342,915
  Capital ratio................................     1.50%          3.00%            N/A           8.00%
  Excess....................................... $299,231       $249,524             N/A       $124,648
FDICIA well capitalized required capital:
  Amount.......................................      N/A       $166,838        $257,187       $428,644
  Capital ratio................................      N/A           5.00%           6.00%         10.00%
  Excess.......................................      N/A       $182,100        $ 91,751       $ 38,919
DECEMBER 31, 1995
Actual Capital:
  Amount....................................... $267,894       $267,894        $267,894       $391,252
  Capital ratio................................     8.32%          8.32%           7.82%         11.15%
FIRREA minimum required capital:
  Amount....................................... $ 48,290       $ 96,579             N/A       $274,173
  Capital ratio................................     1.50%          3.00%            N/A           8.00%
  Excess....................................... $219,604       $171,315             N/A       $117,079
FDICIA well capitalized required capital:
  Amount.......................................      N/A       $161,350        $205,630       $342,716
  Capital ratio................................      N/A           5.00%           6.00%         10.00%
  Excess.......................................      N/A       $106,544        $ 62,264       $ 48,536

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1996

     The following table reconciles the Bank's capital in accordance with generally accepted accounting principles ("GAAP") to the Bank's tangible, core and risk-based capital as of December 31, 1996 and 1995:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1996         1995
                                                                     --------     --------
                                                                          (DOLLARS IN
                                                                     THOUSANDS)
    Bank shareholder's equity -- GAAP basis......................... $337,958     $253,442
    Adjustment: Unrealized gains under SFAS 115.....................   (1,083)        (186)
      Less: Non-permissible activities at required phase-in(1)......  (13,135)      (6,044)
      Add: Minority interest in equity of subsidiaries..............   28,061       21,965
      Less: Excess qualifying PMSRs.................................   (2,863)      (1,283)
                                                                     --------     --------
    Total tangible and core capital.................................  348,938      267,894
    Adjustments for risk-based capital:
      Subordinated debentures (2)...................................  106,559      106,466
      General loan valuation allowance(3)...........................   36,298       37,438
      Less: Fully capitalized assets................................  (24,232)     (14,858)
      Equity investments............................................                (5,688)
                                                                     --------     --------
      Risk-based capital............................................ $467,563     $391,252
                                                                     ========     ========

---------------

(1) Non-permissible activities phase-in (60%) applicable to 1995 only.

(2) Excludes capitalized discounts and issue costs.

(3) Limited to 1.25% of risk-weighted assets.

NOTE 19 -- DIVIDENDS

     Westcorp paid cash dividends of $0.39, $0.34 and $0.27 per share for the years ended December 31, 1996, 1995 and 1994, respectively. Westcorp declared a stock dividend of 5% in 1996, 1995 and 1994. The 1995 and 1994 dividends and earnings per share and share amounts have been retroactively adjusted to give effect of the 1996 and 1995 5% stock dividends.

NOTE 20 -- PENSION PLAN

     Westcorp has an Employee Stock Ownership and Salary Savings Plan ("Plan"), which covers essentially all full-time employees who have completed one year of service. Contributions to the Plan are discretionary and determined by the Board of Directors within limits set forth under the Employement Retirement Income Security Act of 1974. Contributions to the Plan are fully expensed in the year to which the contribution applies.

     Westcorp's contribution to the Plan amounted to $3.4 million, $2.4 million and $1.2 million in 1996, 1995 and 1994, respectively.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1996

NOTE 21 -- INCOME TAXES

     Income tax expense consisted of the following for the year ended December
31:

                                                             1996        1995        1994
                                                            -------     -------     -------
                                                                (DOLLARS IN THOUSANDS)
    Current:
      Federal.............................................  $11,290     $23,860     $ 4,271
      State...............................................    3,340       7,849       1,711
                                                             ------      ------      ------
                                                             14,630      31,709       5,982
    Deferred:
      Federal.............................................   10,273      (5,628)      5,994
      State...............................................    3,192        (846)      1,843
                                                             ------      ------      ------
                                                             13,465      (6,474)      7,837
                                                             ------      ------      ------
                                                            $28,095     $25,235     $13,819
                                                             ======      ======      ======

     A reconciliation of total tax provisions and the amounts computed by applying the statutory federal income tax rate of 35% to income before taxes is as follows for the year ended December 31:

                                                             1996        1995        1994
                                                            -------     -------     -------
                                                                (DOLLARS IN THOUSANDS)
    Tax at statutory rate.................................  $23,534     $21,550     $11,423
    State tax (net of Federal tax benefit)................    4,246       3,685       2,396
    Other.................................................      315
                                                             ------      ------      ------
                                                            $28,095     $25,235     $13,819
                                                             ======      ======      ======

     Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Amounts previously reported as current and deferred income tax expense have been restated. Such changes to the components of the expense occur because all tax alternatives available to Westcorp are not known for a number of months subsequent to year-end.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1996

     Significant components of Westcorp's deferred tax assets and liabilities are as follows at December 31:

                             DEFERRED TAX POSITION
                              ASSETS/(LIABILITIES)

                                                                        1996        1995
                                                                      --------     -------
                                                                          (DOLLARS IN
                                                                           THOUSANDS)
    Deferred tax assets:
      Loan loss reserves............................................  $  9,450     $ 9,957
      Joint venture losses and write-downs in excess of tax
         losses.....................................................         8       1,169
      Asset securitization income recognized for tax purposes.......                 1,679
      Deferred compensation accrual.................................     2,594       2,549
      Tax basis difference -- marketable securities.................     1,229         510
      Originated mortgage service rights............................       687
      Other, net....................................................     4,626       3,602
                                                                      --------     -------
                                                                        18,594      19,466
    Deferred tax liabilities:
      Loan fee income deferred for tax purposes.....................    (3,919)     (3,725)
      FHLB dividends................................................    (4,007)     (3,195)
      Accelerated depreciation for tax purposes.....................    (1,364)     (1,256)
      Loan costs....................................................    (1,185)     (1,419)
      SFAS 115 deferred taxes.......................................    (1,323)       (140)
      Asset securitization income recognized for book purposes......    (6,243)
      Other, net....................................................    (3,716)
                                                                      --------     -------
                                                                       (21,757)     (9,735)
                                                                      --------     -------
                                                                      $ (3,163)    $ 9,731
                                                                      ========     =======

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1996

NOTE 22 -- BUSINESS SEGMENT DATA

     In addition to its principal operations in banking, Westcorp conducts a significant amount of automobile lending as presented below at December 31:

                                                        1996           1995           1994
                                                     ----------     ----------     ----------
                                                              (DOLLARS IN THOUSANDS)
    Revenues:
      Automobile lending...........................  $  207,514     $  135,199     $   93,107
      Banking operations...........................      76,846         52,253         48,197
    Operating profit:
      Automobile lending...........................  $   86,932     $   62,645     $   43,251
      Banking operations...........................      11,662         20,227          9,818
      General corporate expenses...................     (31,353)       (21,301)       (20,430)
                                                     ----------     ----------     ----------
    Pretax income..................................  $   67,241     $   61,571     $   32,639
                                                     ==========     ==========     ==========
    Identifiable assets:
      Automobile lending...........................  $  675,572     $  583,588     $  542,962
      Banking operations...........................   2,632,172      2,614,708      2,164,852
      General corporate assets.....................      27,301         24,641         34,475
                                                     ----------     ----------     ----------
    Total assets...................................  $3,335,045     $3,222,937     $2,742,289
                                                     ==========     ==========     ==========

     The automobile lending operations involve the purchase, origination, sale and servicing of automobile loans and contracts. The banking operations include activities normally associated with retail banking, equity lending, mortgage banking, commercial banking and other ancillary services. The revenues for each segment are generated through lending and related activities from unaffiliated customers.

NOTE 23 -- FINANCIAL INSTRUMENT AGREEMENTS

     Westcorp uses interest rate swaps, purchased options, floors and caps to minimize its exposure to interest rate risk. The fair value of these agreements may vary substantially with changes in interest rates. At December 31, Westcorp's portfolio of such agreements consisted of the following:

                                                                              1996
                                                                      ---------------------
                                                                      NOTIONAL      CREDIT
                                                                       AMOUNT      EXPOSURE
                                                                      --------     --------
                                                                           (DOLLARS IN
                                                                           THOUSANDS)
    Interest rate swaps.............................................  $ 50,000     $ 1,490
    Interest rate caps..............................................   150,000       1,729
                                                                      --------     -------
                                                                      $200,000     $ 3,219
                                                                      ========     =======

                                                                              1995
                                                                      ---------------------
                                                                      NOTIONAL      CREDIT
                                                                       AMOUNT      EXPOSURE
                                                                      --------     --------
                                                                           (DOLLARS IN
                                                                           THOUSANDS)
    Interest rate swaps.............................................  $188,500     $ 7,945
    Interest rate caps, floors and options..........................   165,000       3,847
                                                                      --------      ------
                                                                      $353,500     $11,792
                                                                      ========      ======

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1996

     Notional amounts do not represent amounts exchanged by parties and, thus, are not a measure of Westcorp's exposure to loss through its use of these agreements. The amounts exchanged are determined by reference to the notional amounts and the other terms of the agreements.

     Westcorp's interest rate swaps consist of agreements with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional amount and a specified index. Westcorp pays a fixed interest rate and receives a floating interest rate on all of its interest rate swaps. At December 31, 1996 and 1995, the terms of Westcorp's interest rate swaps were to pay a weighted average fixed rate of 5.9% and 6.6%, respectively, and to receive a weighted average variable rate of 5.6% and 5.9%, respectively, maturing between 1998 and 2002 with collateral requirement of 1.0% to 4.0%. Variable interest rates may change in the future.

     Westcorp purchases interest rate caps, floors and options to effectively remove lifetime interest rate caps on mortgage-backed securities, to hedge interest rate fluctuations on assets available for sale and to limit the erosion of net interest income under increases in interest rates. The interest rate cap agreements have strike rates from 7.5% to 8.0% with expiration dates ranging from 1999 to 2003 for 1996 and 7.0% to 8.0% with expiration dates ranging from 1999 to 2002 for 1995. All option contracts previously outstanding expired in 1996. Westcorp purchases interest rate floors to limit the decline of net interest income under periods of decreasing interest rates. At December 31, 1996, there were no floor agreements outstanding. At December 31, 1995, the floor agreement has a strike rate of 5.75% expiring in October, 2000.

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

     Due to a lower than investment grade rating on its subordinated debentures, the Bank has been required to deliver securities with a market value at December 31, 1996 of approximately $437 thousand, as collateral on its interest rate swap positions.

NOTE 24 -- FAIR VALUES OF FINANCIAL INSTRUMENTS

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

     The following methods and assumptions were used by Westcorp in estimating its fair value disclosures for financial instruments:

          Cash and cash equivalents and other short-term investments: The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets' fair values.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1996

          Investment securities (including mortgage-backed securities): Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

          Loans receivable (including held for sale): For variable-rate loans that reprice frequently, fair values are based on carrying values. The fair values for fixed-rate mortgage loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

          Capitalized servicing: The fair values are estimated using discounted cash flows based on a current market interest rate. These cash flows generally include servicing fees, float income from payments and escrow accounts, servicing costs, foreclosure costs and interest expense for funds advanced.

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

          Loan Commitments (including fixed and variable): The fair values of the loan commitments are based on quoted market prices of similar loans sold in the secondary market.

          Deposits: The fair values disclosed for demand deposit accounts, passbook accounts, certificate accounts, brokered certificate accounts and certain types of money market accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposit to a schedule of aggregated expected monthly maturities on time deposits.

          Securities sold under agreements to repurchase: The fair value is estimated by using discounted cash flow analyses, based on Westcorp's current incremental borrowing rates for similar types of borrowing arrangements.

          Short-term borrowings: The carrying amounts of the commercial paper line with the FHLB and the line of credit with two banks approximate their fair values.

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

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1996

     The estimated fair values of Westcorp's financial instruments are as follows at December 31:

                                                      1996                          1995
                                            -------------------------     -------------------------
                                             CARRYING         FAIR         CARRYING         FAIR
                                             AMOUNTS         VALUE         AMOUNTS         VALUE
                                            ----------     ----------     ----------     ----------
                                                            (DOLLARS IN THOUSANDS)
Financial assets:
  Cash and cash equivalents...............  $   75,625     $   75,625     $   36,658     $   36,658
  Other short-term investments............      62,798         62,798        126,227        126,227
  Investment securities and
     mortgage-backed securities...........     989,777        995,125        978,097        990,519
  Loans receivable (including held for
     sale)................................   1,731,419      1,775,141      1,747,216      1,732,371
  Capitalized servicing...................     150,237        164,592         96,948         99,333
Financial instrument agreements held for
  purposes other than trading:
  Interest rate swaps.....................       1,490          1,490          5,633          5,633
  Interest rate options, floors and
     caps.................................       3,796          2,004          3,846          1,722
  Forward agreements......................                                                     (328)
  Fixed rate loan commitments.............      89,477         89,486        158,305        159,777
  Variable rate loan commitments..........      32,106         32,305         53,137         53,945
Financial liabilities:
  Deposits................................  $1,873,942     $1,873,898     $1,753,475     $1,765,657
  Securities sold under agreements to
     repurchase...........................     287,412        287,933        354,024        354,091
  Short-term borrowings...................      55,945         55,945        112,330        112,330
  Federal Home Loan Bank advances.........     226,000        226,410        192,000        192,036
  Subordinated debentures.................     104,917        112,154        104,360        112,479

NOTE 25 -- WESTCORP (PARENT COMPANY ONLY) FINANCIAL INFORMATION

                       STATEMENTS OF FINANCIAL CONDITION

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1996         1995
                                                                     --------     --------
                                                                          (DOLLARS IN
                                                                          THOUSANDS)
    Assets
      Cash.........................................................  $  9,155     $ 41,219
      Investment in subsidiaries...................................   343,374      255,372
      Other........................................................     1,675        1,325
                                                                     --------     --------
                                                                     $354,204     $297,916
                                                                     ========     ========
    Liabilities and shareholders' equity
      Other liabilities............................................  $ 36,274     $    177
                                                                     --------     --------
                                                                       36,274          177
    Shareholders' equity...........................................   317,930      297,739
                                                                     --------     --------
                                                                     $354,204     $297,916
                                                                     ========     ========

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1996

                              STATEMENTS OF INCOME

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1996        1995        1994
                                                            -------     -------     -------
                                                                (DOLLARS IN THOUSANDS)
    Income
      Interest............................................  $    20     $     9     $   127
      Dividends from subsidiaries.........................    5,000      21,500      24,600
      Other...............................................       (1)      1,128         129
                                                            --------    --------    --------
                                                              5,019      22,637      24,856
    Noninterest expenses..................................    1,816       1,016       1,350
                                                            --------    --------    --------
    Income before income taxes and equity in net income of
      subsidiaries........................................    3,203      21,621      23,506
    Income tax expense (benefit)..........................     (669)         49        (351)
                                                            --------    --------    --------
    Income before equity in net income of subsidiaries....    3,872      21,572      23,857
    Equity in undistributed net income (loss) of
      subsidiaries........................................   27,925      11,856      (5,037)
                                                            --------    --------    --------
    NET INCOME............................................  $31,797     $33,428     $18,820
                                                            ========    ========    ========

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1996

                            STATEMENTS OF CASH FLOWS

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1996         1995         1994
                                                         --------     --------     --------
                                                               (DOLLARS IN THOUSANDS)
    OPERATING ACTIVITIES
    Net income.........................................  $ 31,797     $ 33,428     $ 18,820
    Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
      Provision for loan losses........................                   (104)        (475)
      Depreciation and amortization....................     6,262
      Amortization of goodwill.........................                     84           85
      Write-down of investments........................                                 400
      Contribution to employee stock option plan.......     1,181
      Infusion of capital to subsidiary................   (60,400)      (2,000)
      Equity in undistributed net income of
         subsidiaries..................................   (27,925)     (11,856)       5,037
      Other, net.......................................    10,106          415          393
                                                         --------     --------     --------
    NET CASH (USED IN) PROVIDED BY OPERATING
      ACTIVITIES.......................................   (38,979)      19,967       24,260

    INVESTMENT ACTIVITIES
    Addition to premises and equipment.................    (9,021)
                                                         --------     --------     --------
    NET CASH USED IN INVESTING ACTIVITIES..............    (9,021)

    FINANCING ACTIVITIES
    Increase in short-term borrowings..................    25,000
    Dividends paid.....................................   (10,121)      (8,692)      (6,844)
    Proceeds from sale of common stock.................     1,057        2,166        1,219
                                                         --------     --------     --------
    NET CASH PROVIDED BY (USED IN) FINANCING
      ACTIVITIES.......................................    15,936       (6,526)      (5,625)
                                                         --------     --------     --------
    (DECREASE) INCREASE IN CASH........................   (32,064)      13,441       18,635
    Cash at beginning of year..........................    41,219       27,778        9,143
                                                         --------     --------     --------
    CASH AT END OF YEAR................................  $  9,155     $ 41,219     $ 27,778
                                                         ========     ========     ========

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1996

NOTE 26 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1996 and 1995. Certain quarterly amounts have been adjusted to conform with the year-end presentation.

                                                            FOR THE THREE MONTHS ENDED
                                               -----------------------------------------------------
                                               MARCH 31     JUNE 30     SEPTEMBER 30     DECEMBER 31
                                               --------     -------     ------------     -----------
                                                   (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
1996
Interest income............................    $59,081      $58,847       $ 61,231         $63,229
Interest expense                                36,224       32,634         34,082          36,254
                                               -------      -------        -------         -------
  Net interest income......................     22,857       26,213         27,149          26,975
Provision for loan losses..................      5,600        1,454          3,097           3,420
Noninterest income (expenses)..............      2,387       (3,101)       (14,349)         (7,319)
                                               -------      -------        -------         -------
  Income before income taxes...............     19,644       21,658          9,703          16,236
Income taxes...............................      8,074        9,090          4,237           6,694
                                               -------      -------        -------         -------
Income before minority interest............     11,570       12,568          5,466           9,542
Minority interest in earnings of
  subsidiaries.............................      1,722        1,894          1,987           1,746
                                               -------      -------        -------         -------
  Net income...............................    $ 9,848      $10,674       $  3,479         $ 7,796
                                               =======      =======        =======         =======
Net income per common share................    $  0.38      $  0.41       $   0.13         $  0.30
                                               =======      =======        =======         =======
1995
Interest income............................    $49,056      $54,935       $ 58,194         $59,908
Interest expense...........................     30,832       34,661         36,595          37,191
                                               -------      -------        -------         -------
  Net interest income......................     18,224       20,274         21,599          22,717
Provision for loan losses..................        638        4,094          3,641           3,097
Noninterest expenses.......................     (6,252)      (2,501)          (600)           (420)
                                               -------      -------        -------         -------
  Income before income taxes...............     11,334       13,679         17,358          19,200
Income taxes...............................      4,722        5,656          7,125           7,732
                                               -------      -------        -------         -------
Income before minority interest............      6,612        8,023         10,233          11,468
Minority interest in earnings of
  subsidiaries.............................                                  1,160           1,748
                                               -------      -------        -------         -------
  Net income...............................    $ 6,612      $ 8,023       $  9,073         $ 9,720
                                               =======      =======        =======         =======
Net income per common share................    $  0.24      $  0.31       $   0.35         $  0.37
                                               =======      =======        =======         =======

                                 EXHIBIT INDEX

EXHIBIT                                                                          PAGE
NUMBER                                                                          NUMBER
-------                                                                         -------
  3.1       Certificate of Incorporation(a)...................................
  3.2       Bylaws(a).........................................................
  4.1       Indenture dated as of June 17, 1993 issued by Western Financial
            Bank, F.S.B., with respect to $125,000,000 in aggregate principal amount of 8.50% Subordinated Capital Debentures due 2003(b).......
 10.1       Westcorp Incentive Stock Option Plan(c)...........................
 10.2       Westcorp Employee Stock Ownership and Salary Savings Plan(a)......
 10.3       Westcorp 1991 Incentive Stock Option Plan(d)......................
 10.4       WFS Financial Inc ("WFS") 1996 Incentive Stock Option Plan(e).....
 10.5       Westcorp Employee Stock Ownership and Salary Savings Plan(f)......
 10.6       Employment Agreement(g)...........................................
 11.1       Statement Regarding Computation of Earnings Per Share.............   F-36
 22.1       Subsidiaries of Westcorp..........................................   F-37
 23.1       Consent of Independent Auditors...................................   F-38
  27        Financial Data Schedule...........................................

---------------

(a) Exhibits previously filed with Westcorp Registration Statement on Form S-4 (File No. 33-34286), filed April 11, 1990 incorporated herein by reference under Exhibit Numbers indicated.

(b) Exhibit previously filed with Western Financial Bank, F.S.B., formerly Western Financial Savings Bank, F.S.B. Offering Circular with the OTS, dated June 17, 1993 (will be provided to the SEC upon request).

(c) Exhibit previously filed with Westcorp Registration Statement in Form S-1 (File No. 33-04295), filed May 2, 1986 incorporated herein by reference under Exhibit Number indicated.

(d) Exhibit previously filed with Westcorp Registration Statement on Form S-8 (File No. 33-43898), filed December 11, 1991 incorporated herein by reference under the Exhibit Number indicated.

(e) Exhibit previously filed with WFS Registration Statement on Form S-8 (File No. 333-07485), filed July 3, 1996, incorporated herein by reference under the Exhibit Number indicated.

    Amendment No.1 dated as of July 26, 1996 to the WFS Registration Statement on Form S-8 (File No. 333-07485) incorporated herein by reference under the Exhibit Number indicated.

(f) Exhibit previously filed with Westcorp Registration Statement on Form S-8 (File No. 333-11039) and the related Form 11-K (File No. 001-09910, filed August 29, 1996 and June 28, 1996, respectively, incorporated herein by reference under the Exhibit Number indicated.

(g) Employment Agreement, in letter form, dated January 11, 1996, between the registrant and Donald H. Kasle (will be provided to the SEC upon request).