Form 10-Q
period 1997-03-31
WESTCORP /CA/
filed 1997-05-15
CIK 813461

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
               (Mark One)

                  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                          COMMISSION FILE NUMBER 1-9910


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes /x/    No / /

As of March 31, 1997, the registrant had 26,013,956 outstanding shares of common stock, $1.00 par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 32.

                            WESTCORP AND SUBSIDIARIES

                                    FORM 10-Q

                                 MARCH 31, 1997

                                TABLE OF CONTENTS



                                                                      Page No.
                                                                      --------

PART I.    FINANCIAL INFORMATION

   Item 1. Financial Statements

           Consolidated Statements of Financial Condition at
           March 31, 1997 and December 31, 1996                          3

           Consolidated Statements of Income for the
           Three Months Ended March 31, 1997 and 1996                    4

           Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 1997 and 1996                    5

           Notes to Unaudited Consolidated Financial Statements          7

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          16

PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings                                            30

   Item 2. Changes in Securities                                        30

   Item 3. Defaults Upon Senior Securities                              30

   Item 4. Submission of Matters to a Vote of Security Holders          30

   Item 5. Other Information                                            30

   Item 6. Exhibits and Reports on Form 8-K                             30

SIGNATURES                                                              31

Exhibit 11 Computation of Earnings Per Share                            32

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            WESTCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                                                                  MARCH 31,       DECEMBER 31,
                                                                                                    1997             1996
                                                                                                 -----------      ------------
                                                                                                    (DOLLARS IN THOUSANDS)
ASSETS
    Cash, interest-bearing deposits with other financial institutions and
        other short-term investments                                                             $    93,671      $   138,423
    Investment securities held to maturity (fair value 1997: $3,533; 1996: $3,160)                     3,550            3,171
    Investment securities available for sale                                                         142,710          142,344
    Mortgage-backed securities held to maturity (fair value 1997: $423,959;
        1996: $442,229)                                                                              423,079          438,662
    Mortgage-backed securities available for sale                                                    402,915          410,886
    Loans receivable, net of allowance for loan losses (1997: $40,273;
      1996: $40,211)                                                                               1,191,785        1,232,267
    Loans held for sale                                                                              594,566          458,941
    Retained interests in securitized assets                                                         135,113          121,597
    Capitalized servicing rights                                                                      33,202           28,640
    Premises and equipment, net                                                                       86,399           82,137
    Real estate owned, net                                                                            10,642           11,279
    Interest receivable                                                                               16,195           15,794
    Excess of purchase cost over net assets acquired                                                     909              930
    Federal Home Loan Bank stock                                                                      31,324           31,967
    Other assets                                                                                     239,712          218,007
                                                                                                 -----------      -----------
                                                                                                 $ 3,405,772      $ 3,335,045
                                                                                                 ===========      ===========
LIABILITIES
    Deposits                                                                                     $ 1,908,977      $ 1,873,942
    Securities sold under agreements to repurchase                                                   289,529          287,412
    Short-term borrowings                                                                             28,445           55,945
    Federal Home Loan Bank advances                                                                  213,998          226,000
    Amounts held on behalf of trustee                                                                476,934          393,449
    Unearned insurance premiums and insurance reserves                                                 2,318            2,614
    Other liabilities                                                                                 33,168           44,444
                                                                                                 -----------      -----------
                                                                                                   2,953,369        2,883,806

SUBORDINATED DEBENTURES                                                                              105,066          104,917
MINORITY INTEREST                                                                                     27,558           28,392
SHAREHOLDERS' EQUITY:
        Common stock, par value $1.00 per share; authorized 45,000,000 shares;
           issued and outstanding 26,013,956 shares as of
           March 31, 1997 and 25,996,618 shares as of December 31, 1996                               26,014           25,997
        Paid-in capital                                                                              183,442          185,742
        Retained earnings                                                                            110,404          105,108
        Unrealized (losses) gains on securities available for sale and retained interests in
           securitized assets, net of tax                                                                (81)           1,083
                                                                                                 -----------      -----------
                                                                                                     319,779          317,930
                                                                                                 -----------      -----------
                                                                                                 $ 3,405,772      $ 3,335,045
                                                                                                 ===========      ===========

----------

See accompanying notes to unaudited consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                             ------------------------------
                                                                 1997              1996
                                                             ------------      ------------
                                                             (DOLLARS IN THOUSANDS, EXCEPT
                                                                     SHARE AMOUNTS)

Interest income:
    Loans, including fees                                    $     43,884      $     41,660
    Mortgage-backed securities                                     15,186            14,196
    Investment securities                                           1,977             1,795
    Other                                                           1,483             1,430
                                                             ------------      ------------
        TOTAL INTEREST INCOME                                      62,530            59,081

Interest expense:
    Deposits                                                       25,935            25,117
    Federal Home Loan Bank advances and other borrowings            7,043             6,033
    Securities sold under agreements to repurchase                  3,503             5,074
                                                             ------------      ------------
        TOTAL INTEREST EXPENSE                                     36,481            36,224
                                                             ------------      ------------

        NET INTEREST INCOME                                        26,049            22,857

Provision for loan losses                                           4,371             5,600
                                                             ------------      ------------
        NET INTEREST INCOME AFTER
          PROVISION FOR LOAN LOSSES                                21,678            17,257

Noninterest income:
    Automobile lending                                             45,634            36,448
    Mortgage banking                                                5,031             4,314
    Investment and mortgage-backed securities losses                                 (1,974)
    Insurance income                                                1,265             4,350
    Real estate operations                                           (259)           (1,560)
    Rental operations                                                (258)               90
    Miscellaneous                                                     347               616
                                                             ------------      ------------
        TOTAL NONINTEREST INCOME                                   51,760            42,284

Noninterest expense:
    Salaries and employee benefits                                 33,462            23,247
    Occupancy                                                       3,819             2,594
    Insurance                                                         160             1,206
    Miscellaneous                                                  19,776            12,850
                                                             ------------      ------------
        TOTAL NONINTEREST EXPENSE                                  57,217            39,897
                                                             ------------      ------------

        INCOME BEFORE INCOME TAXES                                 16,221            19,644
Income taxes                                                        6,814             8,074
                                                             ------------      ------------

        INCOME BEFORE MINORITY INTEREST                             9,407            11,570
Minority interest in earnings of subsidiaries                       1,511             1,722
                                                             ------------      ------------
        NET INCOME                                           $      7,896      $      9,848
                                                             ============      ============
NET INCOME PER COMMON SHARE
    AND COMMON SHARE EQUIVALENTS                             $       0.30      $       0.38
                                                             ============      ============
CASH DIVIDENDS DECLARED PER COMMON SHARE
    AND COMMON SHARE EQUIVALENTS                             $       0.10      $       0.10
                                                             ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    AND COMMON SHARE EQUIVALENTS                               26,274,339        26,070,903
                                                             ============      ============

-----------

See accompanying notes to unaudited consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                 ------------------------
                                                                                    1997           1996
                                                                                 ---------      ---------
                                                                                   (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES:
Net income                                                                       $   7,896      $   9,848
Adjustments to reconcile net income to net cash provided by
    operating activities:
        Provision for loan losses                                                    4,371          5,600
        Depreciation and amortization                                                3,067          2,699
        Amortization of retained interests in securitized assets                     7,202         16,030
        Amortization of capitalized servicing rights                                 1,896          1,177
        (Increase) decrease in interest receivable                                    (401)         2,909
        Loss on sale of investment securities and mortgage-backed securities                        2,080
        Gain on sale of loans                                                       (4,239)       (10,542)
        Gain on sale of real estate owned                                             (560)          (530)
        Decrease in interest payable                                                (1,079)        (1,490)
        Decrease in unearned insurance                                                (296)        (1,601)
Net change in loans held for sale                                                  139,866         33,582
Other, net                                                                          (5,400)       (13,212)
                                                                                 ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          152,323         46,550

INVESTING ACTIVITIES:
Investment securities held to maturity:
    Purchases                                                                         (450)
    Proceeds from maturities                                                            70
Investment securities available for sale:
    Purchases                                                                          (55)          (338)
    Proceeds from sales                                                                               449
Mortgage-backed securities held to maturity:
    Purchases                                                                         (391)
    Payments                                                                        15,515
Mortgage-backed securities available for sale:
    Purchases                                                                       (1,693)       (47,118)
    Proceeds from sales                                                                           151,601
    Payments                                                                         7,954         51,283
Net change in loans receivable                                                    (240,685)       (15,318)
Increase in retained interests in securitized assets                               (21,784)       (23,733)
Increase in capitalized servicing                                                   (5,621)          (223)
Additions to premises and equipment                                                 (7,164)        (3,603)
Disposition of real estate owned                                                     6,809          5,638
Purchase of FHLB stock                                                                (516)
Proceeds from sale of FHLB stock                                                     1,159
Net increase in trust receivable                                                   (25,641)       (15,101)
Net increase in trustee accounts                                                    83,485          9,669
                                                                                 ---------      ---------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                               (189,008)       113,206



See accompanying notes to unaudited consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                          ------------------------
                                                                            1997           1996
                                                                          ---------      ---------
                                                                            (DOLLARS IN THOUSANDS)
FINANCING ACTIVITIES:
Increase (decrease)  in deposits                                          $  35,035      $ (16,247)
Increase (decrease) in securities sold under agreements to repurchase         2,117        (18,150)
Decrease in FHLB advances, net                                              (12,002)       (12,000)
Decrease in short-term borrowings                                           (27,500)      (107,158)
(Decrease) increase in minority interest                                       (834)         1,798
Proceeds from issuance of common stock                                          140            312
Repurchase of subsidiary stock                                               (2,423)
Cash dividends                                                               (2,600)        (2,457)
                                                                          ---------      ---------

NET CASH USED IN FINANCING ACTIVITIES                                        (8,067)      (153,902)
                                                                          ---------      ---------

(Decrease) increase in cash and cash equivalents                            (44,752)         5,854
Cash and equivalents at beginning of period                                 138,423        162,885
                                                                          ---------      ---------
Cash and equivalents at end of period                                     $  93,671      $ 168,739
                                                                          =========      =========


Supplemental disclosure of cash flow information:
Cash paid for:
    Interest                                                              $  37,560      $  37,714
    Income taxes                                                                 32            108
Supplemental disclosures of noncash transactions:
    Acquisition of real estate acquired through foreclosure               $   6,000      $   4,866

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Westcorp's annual report on Form 10-K for the year ended December 31, 1996.

Certain amounts from the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation.

Effective January 1, 1997, Westcorp (the "Company") adopted Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". See "Note G - Securitized Assets" in the Company's unaudited Consolidated Financial Statements.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", which is required to be adopted on December 31, 1997. Earlier application of SFAS 128 is not permitted. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of SFAS 128 on the calculation of primary earnings per share and fully diluted earnings per share is not expected to be material.

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B - INVESTMENT SECURITIES HELD TO MATURITY

Investment securities held to maturity were as follows:


                                                                    MARCH 31, 1997
                                                 ----------------------------------------------------
                                                                 GROSS        GROSS
                                                 AMORTIZED     UNREALIZED   UNREALIZED          FAIR
                                                   COST           GAIN         LOSS            VALUE
                                                   ----           ----         ----            -----
                                                                (DOLLARS IN THOUSANDS)
U.S. Treasury securities and
   obligations of other U.S. Government
   agencies and corporations                      $1,503                      $   17           $1,486
Other                                              2,047                                        2,047
                                                  ------         ------       ------           ------
                                                  $3,550                      $   17           $3,533
                                                  ======         ======       ======           ======



                                                                  DECEMBER 31, 1996
                                                 ----------------------------------------------------
                                                                 GROSS        GROSS
                                                 AMORTIZED     UNREALIZED   UNREALIZED          FAIR
                                                   COST           GAIN         LOSS            VALUE
                                                   ----           ----         ----            -----
                                                                (DOLLARS IN THOUSANDS)
U.S. Treasury securities and
   obligations of other U.S. Government
   agencies and corporations                      $1,504                      $   11           $1,493
Other                                              1,667                                        1,667
                                                  ------         ------       ------           ------
                                                  $3,171                      $   11           $3,160
                                                  ======         ======       ======           ======


NOTE C - INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities available for sale were as follows:


                                                                    MARCH 31, 1997
                                                 -----------------------------------------------------
                                                                 GROSS        GROSS
                                                 AMORTIZED     UNREALIZED   UNREALIZED          FAIR
                                                   COST           GAIN         LOSS            VALUE
                                                   ----           ----         ----            -----
                                                                (DOLLARS IN THOUSANDS)
U.S. Treasury securities and
   obligations of other U.S. Government
   agencies and corporations                     $142,563                    $  1,432         $141,131
Obligations of states and political
   subdivisions                                     1,511                          11            1,500
Other                                                 133                          54               79
                                                 --------       --------     --------         --------
                                                 $144,207                    $  1,497         $142,710
                                                 ========       ========     ========         ========

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                                   DECEMBER 31, 1996
                                                 -----------------------------------------------------
                                                                 GROSS        GROSS
                                                 AMORTIZED     UNREALIZED   UNREALIZED          FAIR
                                                   COST           GAIN         LOSS            VALUE
                                                   ----           ----         ----            -----
                                                                (DOLLARS IN THOUSANDS)
U.S. Treasury securities and
   obligations of other U.S. Government
   agencies and corporations                     $141,981                    $  1,175         $140,806
Obligations of states and political
   subdivisions                                     1,512       $      1                         1,513
Other                                                  79                          54               25
                                                 --------       --------     --------         --------
                                                 $143,572       $      1     $  1,229         $142,344
                                                 ========       ========     ========         ========


NOTE D - MORTGAGE-BACKED SECURITIES HELD TO MATURITY

Mortgage-backed securities held to maturity consisted of the following:


                                                                    MARCH 31, 1997
                                                 -----------------------------------------------------
                                                                 GROSS        GROSS
                                                 AMORTIZED     UNREALIZED   UNREALIZED          FAIR
                                                   COST           GAIN         LOSS            VALUE
                                                   ----           ----         ----            -----
                                                                (DOLLARS IN THOUSANDS)
GNMA certificates                                $331,946      $   3,100     $  2,115         $332,931
FNMA participation certificates                    82,615                         116           82,499
FHLMC participation certificates                    6,956             11                         6,967
Other participation certificates                    1,562                                        1,562
                                                 --------       --------     --------         --------
                                                 $423,079       $  3,111     $  2,231         $423,959
                                                 ========       ========     ========         ========



                                                                   DECEMBER 31, 1996
                                                 -----------------------------------------------------
                                                                 GROSS        GROSS
                                                 AMORTIZED     UNREALIZED   UNREALIZED          FAIR
                                                   COST           GAIN         LOSS            VALUE
                                                   ----           ----         ----            -----
                                                                (DOLLARS IN THOUSANDS)
GNMA certificates                                $346,098       $  5,447     $  2,497         $349,048
FNMA participation certificates                    84,005            394                        84,399
FHLMC participation certificates                    7,358            223                         7,581
Other participation certificates                    1,201                                        1,201
                                                 --------       --------     --------         --------
                                                 $438,662       $  6,064     $  2,497         $442,229
                                                 ========       ========     ========         ========

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E - MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

Mortgage-backed securities available for sale were as follows:


                                                                    MARCH 31, 1997
                                                 -----------------------------------------------------
                                                                 GROSS        GROSS
                                                 AMORTIZED     UNREALIZED   UNREALIZED          FAIR
                                                   COST           GAIN         LOSS            VALUE
                                                   ----           ----         ----            -----
                                                                (DOLLARS IN THOUSANDS)
GNMA certificates                                $314,512       $  6,452     $  4,223         $316,741
FNMA participation certificates                    71,101             57          787           70,371
FHLMC participation certificates                   15,751            163          111           15,803
                                                 --------       --------     --------         --------
                                                 $401,364       $  6,672     $  5,121         $402,915
                                                 ========       ========     ========         ========



                                                                   DECEMBER 31, 1996
                                                 -----------------------------------------------------
                                                                 GROSS        GROSS
                                                 AMORTIZED     UNREALIZED   UNREALIZED          FAIR
                                                   COST           GAIN         LOSS            VALUE
                                                   ----           ----         ----            -----
                                                                (DOLLARS IN THOUSANDS)
GNMA certificates                                $318,505       $  5,206     $  1,935         $321,776
FNMA participation certificates                    72,214             61          292           71,983
FHLMC participation certificates                   17,092            118           83           17,127
                                                 --------       --------     --------         --------
                                                 $407,811       $  5,385     $  2,310         $410,886
                                                 ========       ========     ========         ========

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F - NET LOANS RECEIVABLE

Net loans receivable consisted of the following:


                                                  MARCH 31,         DECEMBER 31,
                                                    1997                1996
                                                 -----------        -----------
                                                     (DOLLARS IN THOUSANDS)
Real estate:
   Mortgage                                      $ 1,491,766        $ 1,435,789
   Construction                                        6,804              5,501
                                                 -----------        -----------
      Total real estate loans                      1,498,570          1,441,290
Less:  Undisbursed loan proceeds                       3,710              2,398
                                                 -----------        -----------
      Net real estate loans                        1,494,860          1,438,892

Consumer:
   Sales contracts                                   300,316            267,715
   Other                                              55,975             50,911
Less:  Unearned discounts                            (37,429)           (33,768)
                                                 -----------        -----------
      Net consumer loans                             318,862            284,858
Commercial                                            13,257              7,867
                                                 -----------        -----------
Total loans                                        1,826,979          1,731,617

Allowance for loan losses                            (40,273)           (40,211)
Net deferred loan fees                                  (355)              (198)
                                                 -----------        -----------
      Total                                        1,786,351          1,691,208
Less:  Loans held for sale
   Mortgage                                          371,610            272,638
   Consumer                                          222,956            186,303
                                                 -----------        -----------
      Total loans held for sale                      594,566            458,941
                                                 -----------        -----------
Net loans receivable                             $ 1,191,785        $ 1,232,267
                                                 ===========        ===========


Loans serviced by the Company for the benefit of others totalled approximately $7.5 billion and $7.2 billion at March 31, 1997 and December 31, 1996, respectively. These amounts are not reflected in the accompanying unaudited consolidated statements of financial condition.

NOTE G - SECURITIZED ASSETS

SFAS 125 requires that following a transfer of financial assets, an entity must recognize the assets it controls and the liabilities it has incurred, and derecognize assets for which control has been surrendered and liabilities that have been extinguished. SFAS 125 defines two separate financial assets retained at the time of securitization or sale, retained interests in securitized assets ("RISA"), which represents the excess spread created from securitization or sale, and capitalized servicing rights ("CSR") which represents the benefit derived from retaining the rights to service loans securitized or sold. Previous accounting guidance did not separately distinguish these rights.

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RETAINED INTERESTS IN SECURITIZED ASSETS

RISA capitalized upon securitization of automobile loans represents the present value of the estimated future earnings to be received by the Company from the excess spread created in securitization transactions. Excess spread is calculated by taking the difference between the coupon rate of the automobile loans sold and the certificate rate paid to the investors less contractually specified servicing and guarantor fees.

Prepayment and credit loss assumptions are utilized to project future earnings and are based upon historical experience. Credit losses are estimated using a cumulative loss rate estimated by management to reduce the likelihood of asset impairment. All assumptions used are evaluated each quarter and adjusted, if appropriate, to reflect actual performance of the automobile loans.

Future earnings are discounted at a rate management believes to be representative of market at the time of securitization. The balance of the RISA is amortized against actual excess spread income earned on a monthly basis over the expected repayment life of the underlying automobile loans. RISAs are classified in a manner similar to available for sale securities and as such are marked to market each quarter. Market value changes are calculated by discounting the excess spread using a current market discount rate. Any changes in the market value of the RISA is reported as a separate component of shareholders' equity as an unrealized gain or loss, net of applicable taxes.

The following table presents the activity of the RISA.


                                                                    THREE MONTHS
                                                                        ENDED
                                                                      MARCH 31,
                                                                        1997
                                                                    ------------
                                                                    (DOLLARS IN
                                                                     THOUSANDS)
         Beginning balance                                           $ 121,597
         Additions                                                      21,784
         Amortization                                                   (7,202)
         Change in unrealized loss on RISA                              (1,066)
                                                                     ---------
         Ending Balance                                              $ 135,113
                                                                     =========

When initially valuing the RISA, the Company established an off balance sheet allowance for expected future credit losses. The allowance is based upon historical experience and management's estimate of future performance regarding credit losses and includes an unallocated amount to reduce the likelihood of impairment of the RISA. The amount is reviewed periodically and adjustments are made if actual experience or other factors indicate that future performance may differ from management's prior expectations.

The following table presents the estimated future undiscounted retained interest earnings to be received from securitizations. Estimated future undiscounted RISA earnings are calculated by taking the difference between the coupon rate of the

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

automobile loans sold and the certificate rate paid to the investors, less the contractually specified servicing fee of 1.0% and guarantor fees, after giving effect to estimated prepayments and assuming no losses. To arrive at the RISA, this amount is reduced by the off balance sheet allowance established for potential future losses and by discounting to present value. Prior to the adoption of SFAS 125, the Company reduced excess spread by the actual cost to service automobile loans instead of the contractually specified servicing fee. The actual cost to service automobile loans is now included in the computation of the CSR.


                                                                                    MARCH 31,
                                                                                      1997
                                                                                      ----
                                                                                  (DOLLARS IN
                                                                                   THOUSANDS)
         Estimated net undiscounted RISA earnings                                 $   380,114
         Off balance sheet allowance for losses                                      (231,666)
         Discount to present value                                                    (13,335)
                                                                                  -----------
         Retained interest in securitized assets                                  $   135,113
                                                                                  ===========

         Outstanding balance of automobile loans sold through securitizations     $ 2,952,244

         Off balance sheet allowance for losses as a percent of automobile
            loans sold through securitizations                                           7.85%

The Company believes that the off balance sheet allowance for losses is currently adequate to absorb potential losses in the sold portfolio. Had SFAS 125 been in effect at December 31, 1996, the off balance sheet allowance for losses as a percent of automobile loans sold through securitizations would have been 8.03%.

CAPITALIZED SERVICING RIGHTS

Capitalized servicing rights consisted of the following:


                                                       MARCH 31,    DECEMBER 31,
                                                         1997          1996
                                                       --------      --------
                                                       (DOLLARS IN THOUSANDS)
Purchased mortgage servicing rights                    $ 21,426      $ 20,994
Originated mortgage servicing rights                     13,632         9,051
Impairment allowance for mortgage servicing rights       (1,856)       (1,405)
                                                       --------      --------
                                                       $ 33,202      $ 28,640
                                                       ========      ========

The Company retains the rights to service most loans securitized or sold. Capitalized CSR assets represent the present value of the estimated future earnings to be received from servicing securitized or sold loans. These earnings are calculated by estimating future servicing revenues, including contractually specified servicing fees, late charges, other ancillary income, and float benefit and netting them against the actual cost to service loans. During the three months ended March 31, 1997, Westcorp capitalized $7.2 million compared to $8.6 million for the comparable period of 1996. The mortgage servicing rights are included in capitalized servicing and the amortization is a component of mortgage banking in noninterest income.

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value was $44.4 million and $38.3 million at March 31, 1997 and December 31, 1996, respectively. Fair value was determined based on the present value of estimated future earnings. Significant assumptions were based upon prepayment, default, servicing cost and discount rate. For the purpose of estimated fair value, CSRs are stratified on the basis of loan type, loan coupon and loan term.

SFAS 125 also requires that all CSRs be evaluated for impairment based on the excess of the carrying amount of the CSRs over their fair value. For purposes of measuring impairment, CSRs are stratified on the basis of loan type, loan coupon and loan term.

Amortization of mortgage servicing rights are reflected as a component of mortgage banking in noninterest income. Amortization expense of the three months ended March 31, 1997 was $1.9 million compared to $1.2 million for the comparable period of 1996.

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE H - DIVIDENDS

The Company paid a cash dividend of $0.10 per share on March 4, 1997 for shareholders of record as of February 18, 1997. On April 29, 1997, the Company announced a cash dividend of $0.10 per share for shareholders of record as of May 14, 1997, payable May 28, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               FINANCIAL CONDITION

Total assets increased $70.7 million or 2.1% to $3.41 billion at March 31, 1997 from $3.34 billion at December 31, 1996. This increase is primarily the result of an increase in loans held for sale.

LOANS

Loans (including loans held for sale), net of unearned discounts and undisbursed loan proceeds, increased $95 million or 5.6% from December 31, 1996 to March 31, 1997. The increase is the result of the differential between loans originated and loans sold, as well as principal reductions during the three month period ended March 31, 1997. The Company has retained the servicing on substantially all loans sold and receives a servicing fee therefrom. Included in the portfolio are loans held for sale of which $372 million are mortgage loans secured primarily by single family residences and $223 million which are consumer loans secured by automobiles.

Consumer loan originations increased by $48 million to $554 million for the three months ended March 31, 1997 from $506 million for the same period in 1996, which represents a 10% increase in production. The Company securitized $500 million of automobile loans for the three months ended March 31, 1997 compared with $485 million for the same period in 1996. The Company currently conducts its consumer finance operations through 141 offices in 32 states compared to 136 offices in 31 states at December 31, 1996.

Real estate originations increased $132 million to $441 million for the three months ended March 31, 1997 from $309 million for the same period in 1996. The increase in real estate originations is the result of a more favorable market environment in California and a better utilization of our expanding origination capacity. The following table sets forth the loan origination, purchase and sale activity of the Company for the periods indicated, excluding net deferred loan fees:


                                    FOR THE THREE MONTHS ENDED MARCH 31,
                             ---------------------------------------------------
                                      1997                        1996
                             -----------------------     -----------------------
                              MORTGAGE      CONSUMER      MORTGAGE      CONSUMER
                             ----------     --------     ----------     --------
                                           (DOLLARS IN THOUSANDS)
Beginning balance            $1,438,892     $284,858     $1,409,964     $335,625
Originations (1)                441,470      554,159        308,799      505,736
Purchases                            54                          80
Sales (2)                       326,026      500,000        275,316      485,000
Principal reductions (3)         59,530       20,155         49,271       19,938
                             ----------     --------     ----------     --------
Ending balance               $1,494,860     $318,862     $1,394,256     $336,423
                             ==========     ========     ==========     ========

------------------------

(1)      Includes sales contracts purchased from automobile dealers.

(2) Loans sold or securitized for which the Company generally retains servicing.

(3)      Includes scheduled payments, prepayments and chargeoffs.

The real estate loan portfolio (including those classified as held for sale and excluding net deferred loan costs) consisted of the following:


                                         MARCH 31, 1997           DECEMBER 31, 1996
                                     ---------------------      ---------------------
                                       AMOUNT          %          AMOUNT          %
                                     ----------      -----      ----------      -----
                                                  (DOLLARS IN THOUSANDS)
Single family residential loans:
   First trust deeds                 $  980,524       65.6%     $  925,353       64.3%
   Second trust deeds                    54,392        3.6          55,778        3.9
                                     ----------      -----      ----------      -----
                                      1,034,916       69.2         981,131       68.2
Multifamily residential loans           449,695       30.0         453,425       31.5
Construction loans                        6,804        0.5           5,501        0.4
Nonresidential loans                      7,155        0.5           1,233        0.1
                                     ----------      -----      ----------      -----
                                      1,498,570      100.2       1,441,290      100.2
Less:  Undisbursed loan proceeds          3,710        0.2           2,398        0.2
                                     ----------      -----      ----------      -----
                                     $1,494,860      100.0%     $1,438,892      100.0%
                                     ==========      =====      ==========      =====


The Company's real estate portfolio consisted primarily of adjustable rate mortgage loans (excluding net deferred loan costs) as shown below:


                                         MARCH 31, 1997           DECEMBER 31, 1996
                                     ---------------------      ---------------------
                                       AMOUNT          %          AMOUNT          %
                                     ----------      -----      ----------      -----
                                                  (DOLLARS IN THOUSANDS)
Fixed rate loans                     $  297,634       19.9%     $  290,814       20.2%
Adjustable rate loans:
   Negative amortization                819,280       54.8         831,701       57.8
   Without negative amortization        377,946       25.3         316,377       22.0
                                     ----------      -----      ----------      -----
                                     $1,494,860      100.0%     $1,438,892      100.0%
                                     ==========      =====      ==========      =====


The composition of the consumer loan portfolio, all of which is fixed rate, was as follows:


                                         MARCH 31, 1997           DECEMBER 31, 1996
                                     ---------------------      ---------------------
                                       AMOUNT          %          AMOUNT          %
                                     ----------      -----      ----------      -----
                                                  (DOLLARS IN THOUSANDS)
Automobile loans, net                 $262,887        82.4%      $233,947        82.1%
Other                                   55,975        17.6         50,911        17.9
                                      --------       -----       --------       -----
                                      $318,862       100.0%      $284,858       100.0%
                                      ========       =====       ========       =====

MORTGAGE-BACKED SECURITIES

During the first three months of 1997, the Company purchased $2.1 million of mortgage-backed securities ("MBS"). This is part of the Company's continuing strategy to increase net interest income.

ASSET QUALITY

DELINQUENCY

The percent of loans 60 days or more delinquent remained constant at 1.1% comparing March 31, 1997 with December 31, 1996. Delinquent loans by type of loan and as a percentage of loans by type are summarized as follows at March 31, 1997 and December 31, 1996:


                                                          MARCH 31, 1997
                                                     NUMBER OF DAYS DELINQUENT
                                    -----------------------------------------------------------
                                         60-89              90 OR MORE              TOTAL
                                    ---------------      ----------------      ----------------
                                    AMOUNT       %       AMOUNT        %       AMOUNT        %
                                    ------      ---      -------      ---      -------      ---
                                                       (DOLLARS IN THOUSANDS)
Single family residential loans     $2,282      0.2%     $14,243      1.3%     $16,525      1.6%
Multifamily residential loans          119      0.0        1,271      0.3        1,390      0.3
Consumer                             1,500      0.5        1,235      0.4        2,735      0.9
                                    ------      ---      -------      ---      -------      ---
                                    $3,901      0.2%     $16,749      0.9%     $20,650      1.1%
                                    ======      ===      =======      ===      =======      ===



                                                         DECEMBER 31, 1996
                                                     NUMBER OF DAYS DELINQUENT
                                    -----------------------------------------------------------
                                         60-89              90 OR MORE              TOTAL
                                    ---------------      ----------------      ----------------
                                    AMOUNT       %       AMOUNT        %       AMOUNT        %
                                    ------      ---      -------      ---      -------      ---
                                                       (DOLLARS IN THOUSANDS)
Single family residential loans     $1,738      0.2%     $13,528      1.4%     $15,266      1.6%
Multifamily residential loans          358      0.1        1,398      0.3        1,756      0.4
Consumer                             1,560      0.5          964      0.3        2,524      0.9
                                    ------      ---      -------      ---      -------      ---
                                    $3,656      0.2%     $15,890      0.9%     $19,546      1.1%
                                    ======      ===      =======      ===      =======      ===


NONPERFORMING ASSETS

Total nonperforming assets ("NPA") increased $1.9 million or 5.8% to $34.9 million at March 31, 1997 compared to $33.0 million at December 31, 1996. At March 31, 1997, NPAs as a percentage of total assets remained constant at 1.0% compared with December 31, 1996.

NPAs consist of nonperforming loans ("NPL") and real estate acquired through foreclosure ("REO"). REOs are carried at lower of cost or fair value less estimated disposition cost. NPLs are defined as all loans (other than consumer loans which are charged off at 120 days) on nonaccrual, which include all mortgage loans 90 days or more past due or impaired loans. When a loan is designated as nonaccrual, all previously accrued interest is reversed. Interest on nonperforming loans excluded from interest income was $1.2 million at March 31, 1997 compared to $1.1 million at March 31, 1996.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment based on, among other factors, the fair value of the loan's collateral. Changes in the fair value of loans are recorded through the allowance for loan losses.

At March 31, 1997 and December 31, 1996, impaired loans were $7.5 million and $6.9 million, respectively.

Nonperforming loans consisted of the following:


                                                      MARCH 31,     DECEMBER 31,
                                                        1997            1996
                                                       -------         -------
                                                       (DOLLARS IN THOUSANDS)
Unimpaired loans placed on nonaccrual                  $16,018         $14,052
Impaired loans                                           7,466           6,887
                                                       -------         -------
                                                       $23,484         $20,939
                                                       =======         =======

Nonperforming loans by loan type consisted of the following:


                                                     MARCH 31,      DECEMBER 31,
                                                       1997             1996
                                                      -------          -------
                                                       (DOLLARS IN THOUSANDS)
Single family residential loans                       $15,522          $13,639
Multifamily 5-36 units                                  2,836            3,327
Multifamily 37+ units                                   5,126            3,973
                                                      -------          -------
                                                      $23,484          $20,939
                                                      =======          =======

The migration of nonperforming loans and real estate owned from December 31, 1996 to March 31, 1997 is shown below:

NONPERFORMING LOANS


                                              SINGLE
                                              FAMILY     MULTIFAMILY      MULTIFAMILY
                                 TOTAL      1 - 4 UNITS  5 - 36 UNITS      37+ UNITS     CONSTRUCTION
                                 -----      -----------  ------------      ---------     ------------
                                                       (DOLLARS IN THOUSANDS)
Balance, December 31, 1996     $ 20,939      $ 13,639      $ 3,327          $ 3,973      $         --
New nonperforming loans           8,823         7,132          511            1,180
REO                              (4,853)       (3,860)        (993)
Cures and payoffs                (1,338)       (1,302)          (9)             (27)
Chargeoffs                          (35)          (35)
Transfers                           (52)          (52)
                               --------      --------      -------          -------      ------------
Balance, March 31, 1997        $ 23,484      $ 15,522      $ 2,836          $ 5,126      $         --
                               ========      ========      =======          =======      ============

REAL ESTATE ACQUIRED THROUGH FORECLOSURE

                                              SINGLE
                                              FAMILY     MULTIFAMILY      MULTIFAMILY
                                 TOTAL      1 - 4 UNITS  5 - 36 UNITS      37+ UNITS     CONSTRUCTION
                                 -----      -----------  ------------      ---------     ------------
                                                       (DOLLARS IN THOUSANDS)
Balance, December 31, 1996     $ 12,063      $ 9,178       $ 2,515        $        --        $370
New REO                           6,000        4,320         1,680
Sales                            (6,249)      (4,579)       (1,670)
Writedowns                         (388)         (59)         (329)
                               --------      -------       -------        -----------        ----
Balance, March 31, 1997        $ 11,426      $ 8,860       $ 2,196        $        --        $370
                               ========      =======       =======        ===========        ====

Assets secured by single family residential properties comprised the largest portion of nonperforming assets. As of March 31, 1997, $15.5 million or 66.1% of NPLs and $8.9 million or 77.5% of REOs were secured by single family residential properties.

ALLOWANCE FOR LOAN AND REAL ESTATE LOSSES

Consistent with loan volume, loan sales, losses, nonaccrual loans and other relevant factors, the Company increased its allowance for loan losses to $40.3 million for March 31, 1997 compared to $40.2 million for December 31, 1996. While the Company's portfolio consists primarily of single family loans, no single loan, borrower or series of loans comprise a significant portion of the total portfolio. The provision and allowance for loan losses are indicative of loan volumes, loss trends and management's analysis of market conditions. The allowance for loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the loan portfolio.

The following table presents summarized data relative to the allowance for loan losses:


                                                                MARCH 31,            DECEMBER 31,
                                                                  1997                   1996
                                                              ------------           ------------
                                                                     (DOLLARS IN THOUSANDS)
Total loans                                                   $  1,826,979           $  1,731,617
Allowance for loan losses                                           40,273                 40,211
Allowance for real estate losses                                       784                    784
Loans past due 60 days or more                                      20,650                 19,546
Nonperforming  loans                                                23,484                 20,939
Nonperforming assets (1)                                            34,910                 33,002
Allowance for loan losses as a percent of:
   Total loans (2)                                                     2.2%                   2.3%
   Loans past due 60 days or more                                    195.0%                 205.7%
   Nonperforming loans                                               171.5%                 192.0%
Total allowance as a percent of nonperforming assets                 117.6%                 124.2%
Nonperforming loans as a percent of total loans                        1.3%                   1.2%
Nonperforming assets as a percent of total assets                      1.0%                   1.0%

------------------------
(1)      Nonperforming loans and real estate owned.

(2)      Loans, net of unearned discounts and undisbursed loan proceeds.

The table below provides the activity of the allowance for loan losses:

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                             ----------------------------
                                                               1997                1996
                                                             --------            --------
                                                                (DOLLARS IN THOUSANDS)
Balance at beginning of period                               $ 40,211            $ 39,260
Chargeoffs:
   Mortgage loans                                                (939)               (632)
   Consumer loans                                              (3,786)             (4,694)
                                                             --------            --------
                                                               (4,725)             (5,326)
Recoveries:
   Mortgage loans                                                   8                  54
   Consumer loans                                               1,094               1,451
                                                             --------            --------
                                                                1,102               1,505
                                                             --------            --------
Net chargeoffs                                                 (3,623)             (3,821)
Reclassifications                                                (686)
Provision for loan losses                                       4,371               5,600
                                                             --------            --------
Balance at end of period                                     $ 40,273            $ 41,039
                                                             ========            ========

Ratio of net chargeoffs during period to average
   loans outstanding during the period (annualized)              0.77%               0.77%
                                                             ========            ========


Changes in the allowance for real estate losses were as follows:


                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                           --------------------
                                                           1997            1996
                                                           ----            ----
                                                          (DOLLARS IN THOUSANDS)
Balance at beginning of period                             $784            $784
Provision for real estate losses
                                                           ----            ----
Balance at end of period                                   $784            $784
                                                           ====            ====

                              RESULTS OF OPERATIONS


SUMMARY

The Company reported net income of $7.9 million for the three months ended March 31, 1997, compared to $9.8 million for the comparable period of 1996. Return on average assets was 0.94% for the three months ended March 31, 1997, compared to 1.11% for the same period of 1996. Return on average equity was 9.96% for the three months ended March 31, 1997, compared to 13.11% for the comparable period of 1996. Net income was primarily affected by the following factors:

     - Net interest income increased primarily due to a larger net interest rate spread.

     - The automobile lending income increase is primarily due to wider interest rate spreads and an increase in the overall servicing portfolio which was offset by a decrease in gain on sale of automobile loans.

     - Salaries and employee benefits increased primarily due to the increase in the number of employees as a result of expansion of operations in both the automobile lending and mortgage banking businesses.

     - Miscellaneous expense increased primarily as a result of expansion of operations.

NET INTEREST INCOME

Net interest income for the three months ended March 31, 1997 was $26.0 million. For the same period of 1996, net interest income totalled $22.9 million.

The total interest rate spread increased 19 basis points for the three months ended March 31, 1997, compared to the same period of 1996 due to an increase of 13 basis points in the yield on interest earning assets while the cost of funds decreased by 6 basis points.

The 13 basis point increase in yield on interest earning assets for the three months ended March 31, 1997, compared to the same period of 1996 was affected by a 131 basis point increase in the yield on the consumer loan portfolio, which is due to a shift in product mix to higher yielding loans.

Interest rates for interest earning assets and liabilities for the three months ended March 31, 1997 and 1996 are summarized as follows:


                                                      FOR THE THREE MONTHS ENDED
                                                               MARCH 31,
                                                      --------------------------
                                                         1997            1996
                                                        ------          ------
                                                        YIELD/          YIELD/
                                                         RATE            RATE
                                                        ------          ------
Interest earning assets:

   Investment securities (1)                             5.48%           5.46%
   Mortgage-backed securities (1)                        7.32            7.03
   Other investments                                     5.65            5.23

   Loans:
      Consumer                                          16.11           14.80
      Mortgage (2)                                       7.66            7.78
      Commercial                                         8.58
                                                        -----           -----
Total interest earning assets                            8.47            8.34

Interest bearing liabilities:
   Deposits                                              5.58            5.76
   Subordinated debt                                     8.81            8.81
   Repurchase agreements                                 5.46            5.19
   FHLB advances and other borrowings                    6.55            6.48
                                                        -----           -----
Total interest bearing liabilities                       5.81            5.87
                                                        -----           -----
Interest rate spread                                     2.66%           2.47%
                                                        =====           =====

Net yield on average interest
   earning assets                                        3.47%           3.20%
                                                        =====           =====

------------------------
(1)      Includes both securities available for sale and held to maturity.

(2) For the purposes of these computations, nonaccruing loans are included in the average loan amounts outstanding.

ASSET/LIABILITY MANAGEMENT

One of the key components to the Company's ongoing profitability is, among other factors, the extent to which the effect of changes in interest rates on its earnings are minimized. Thus, a major objective of the Company's asset/liability management program has been to control interest rate risk through matching the maturity and repricing characteristics of its interest-earning assets with those of its interest-bearing liabilities.

The Company originates both adjustable-rate mortgages ("ARM") and fixed-rate mortgages. To minimize the interest rate risk associated with its real estate loan portfolio, the Company generally retains the ARMs in its own loan portfolio and sells its fixed-rate loans in the secondary market with servicing rights retained. At March 31, 1997, the Company serviced $4.6 billion in mortgage real estate loans for others. ARMs and adjustable-rate mortgage-backed securities ("MBS") amounted to 61% of the total mortgage loans and MBS held by the Company at March 31, 1997. Interest rates generally adjust on a monthly, semi-annual or annual basis with 87% of the Company's adjustable mortgage loans adjusting monthly.

The Company also originates fixed-rate consumer loans. To minimize interest rate risk associated with its consumer loan portfolio, the Company has sold substantially all of its consumer loan production in securitization transactions in which it has retained the servicing rights. The interest rate passed through to the purchasers of those consumer loans is fixed, which provides off balance sheet matched funding for the majority of the Company's consumer loans. At March 31, 1997, the Company serviced $3.0 billion in consumer loans for others.

Approximately 30% of the Company's other borrowed funds at March 31, 1997 had fixed rates and maturities greater than one year. Of that amount, 56% were subordinated debentures redeemable in four years and mature in seven years.

The Company has entered into or committed to interest rate caps and swaps as hedges against market value changes in designated portions of its MBS portfolio. At March 31, 1997, caps with notional amounts totalling $200 million and a swap of $50 million were outstanding. The cap agreements have strike rates of 8.0%,6.0% and 7.5% and expire in September, 1999, April, 2001 and July, 2003, respectively. The swap has a pay rate of 5.9% and expires in December, 2002. The Company uses only counterparties with high credit ratings and further reduces its risk by avoiding any material concentration with a single counterparty. Credit exposure is limited to those agreements with a positive fair value and only to the extent of that fair value.

The sensitivity of earnings to interest rate changes may be measured by the difference, or gap, between the amount of assets and liabilities scheduled to reprice, based on certain assumptions, within the same period expressed as a percentage of interest-earning assets. Conceptually, the lower the amount of this gap, the less sensitive earnings are to interest rate changes. A positive gap means an excess of assets over liabilities repricing during the same period. However, this method of measuring interest rate sensitivity does not take into account the differing repricing characteristics of various types of assets and liabilities. Thus, certain assets and liabilities that have similar maturities or periods to reprice may react differently to changes in market interest rates. For instance, the Company's ARMs are mainly tied to the Eleventh District Cost of Funds which typically lags the market, and also generally have restrictions on the maximum amounts of periodic and/or total changes in interest rates and payments. On the other hand, maturing borrowings have no such restrictions and may reprice at current market rates.

The following table illustrates the projected interest rate maturities, based upon certain assumptions, regarding the major asset and liability categories of the Company at March 31, 1997. The interest rate sensitivity of the Company's assets and liabilities illustrated in the following table could vary substantially if different assumptions were used or actual experience differs from the assumptions set forth.

                       INTEREST RATE SENSITIVITY ANALYSIS
                                AT MARCH 31, 1997


                                                                                             3 YEARS
                                        WITHIN           3 MONTHS          1 YEAR TO            TO           AFTER 5
                                       3 MONTHS          TO 1 YEAR          3 YEARS          5 YEARS          YEARS         TOTAL
                                       --------          ---------          -------          -------          -----         -----
                                                                          (DOLLARS IN THOUSANDS)
Interest earning assets:
Investment securities                 $   27,687        $   28,400         $  90,172                                     $  146,259
Other investments                         71,751               510                                                           72,261
Mortgage-backed  securities              217,066            25,862           146,150         $132,898       $304,018        825,994
Consumer loans (1)                        24,242            73,892           136,314           59,123         25,291        318,862
Mortgage loans:
   Adjustable rate (2)                   887,977           268,135             9,062            8,385         16,863      1,190,422
   Fixed rate (2)                          3,025             8,549            25,369           15,075        245,616        297,634
   Construction (2)                        6,804                                                                              6,804
Commercial                                13,257                                                                             13,257
                                      ----------        ----------         ---------         --------       --------     ----------
Total interest earning assets          1,251,809           405,348           407,067          215,481        591,788      2,871,493

Interest bearing liabilities:
Deposits:
   Passbook/statement accounts(3)          2,080             5,586            30,665                                         38,331
   Money market deposit
     accounts (3)                          1,456             3,955            24,547                                         29,958
   Certificate accounts (4)              308,508         1,148,059           306,783              194                     1,763,544
FHLB advances (4)                         20,000           110,000            76,500            6,500            998        213,998
Subordinated borrowings                                                                                      105,066        105,066
Other borrowings (4)                     314,529             3,445                                                          317,974
                                      ----------        ----------         ---------         --------       --------     ----------

Total interest bearing liabilities       646,573         1,271,045           438,495            6,694        106,064      2,468,871
                                      ----------        ----------         ---------         --------       --------     ----------
Excess interest earning assets
   (liabilities)                         605,236          (865,697)          (31,428)         208,787        485,724        402,622
Effect of hedging activities              50,000                                                             (50,000)
                                      ----------        ----------         ---------         --------       --------     ----------
Hedged excess                         $  655,236        $ (865,697)        $ (31,428)        $208,787       $435,724     $  402,622
                                      ==========        ==========         =========         ========       ========     ==========

Cumulative excess                     $  655,236        $ (210,461)        $(241,889)        $(33,102)      $402,622     $  402,622
                                      ==========        ==========         =========         ========       ========     ==========

Cumulative excess as a percentage
   of total interest earning assets        22.82%            (7.33)%           (8.42)%          (1.15)%        14.02%         14.02%

------------------------

(1) Based on contractual maturities adjusted by the Company's historical prepayment rate.

(2)      Based on interest rate repricing adjusted for projected prepayments.

(3)      Based on assumptions established by the Office of Thrift Supervision
         ("OTS").

(4)      Based on contractual maturity.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended March 31, 1997 was $4.4 million compared to $5.6 million during the comparable period of 1996. The Company recorded a lower provision for loan losses for the first quarter of 1997 compared to 1996 as a result of improved loan loss experience.

NONINTEREST INCOME

Total noninterest income for the three months ended March 31, 1997 was $51.8 million compared to $42.3 million during the comparable period of 1996. Noninterest income is generated from automobile lending activities, mortgage banking activities, and other ancillary sources.

AUTOMOBILE LENDING

The Company originates and subsequently sells automobile loans in the secondary market with servicing rights retained. Income from automobile lending includes gain from the sale of loans, as well as loan servicing income net of amortization of RISA and other related income such as document fees and late charges. For the three months ended March 31, 1997, automobile lending generated income of $45.6 million compared to $36.4 million for the same period of 1996.

During the three months ended March 31, 1997, net gain from sale of automobile loans totalled $7.3 million compared to $12.9 million for the same period of 1996. The decrease in the gain on sale reported in 1997 is primarily the result of a narrowing interest rate spread for automobile loans sold which was slightly offset by the increase in the amount of automobile loans sold. Automobile loans sold totalled $500 million for the three months ended March 31, 1997 compared to $485 million during the same period of 1996.

Gain on sale of automobile loans has fluctuated as a result of changes in the gross interest rate spread of automobile loans securitized. The gross interest rate spread is affected by general market conditions and overall market interest rates. The risks inherent in interest rate fluctuations are substantially reduced through hedging activities.

Net loan servicing income totalled $29.4 million for the three months ended March 31, 1997, compared to $16.4 million for the comparable period of 1996. The Company serviced $3.0 billion of consumer loans for others at March 31, 1997 compared to $2.1 billion at March 31, 1996.

Automobile lending income for the three months ended March 31, 1997 and 1996 is summarized as follows:


                                                         FOR THE THREE MONTHS
                                                            ENDED MARCH 31,
                                                       -------------------------
                                                         1997              1996
                                                       -------           -------
                                                        (DOLLARS IN THOUSANDS)
         Gain on sale of automobile loans              $ 7,344           $12,890
         Loan servicing income                          29,449            16,437
         Other fee income                                8,841             7,121
                                                       -------           -------
                                                       $45,634           $36,448
                                                       =======           =======


MORTGAGE BANKING

The Company originates mortgage loans for sale in the secondary market. Mortgage banking operations include gains and losses on the sale of loans, loan servicing income net of amortization of capitalized servicing rights and other income (primarily late charges). During the three months ended March 31, 1997, mortgage banking generated income of $5.0 million compared to $4.3 million for the comparable period of 1996.

Gains on sale of mortgage loans for the three months ended March 31, 1997 totalled $3.1 million compared to $2.3 million during the comparable period of 1996. The increase in gain on sale of mortgage loans is primarily the result of loan sales of $326 million for the three months ended March 31, 1997 compared to $275 million for the same period of 1996. Mortgage loans held for sale increased from $273 million at December 31, 1996 to $372 million at March 31, 1997.

Net loan servicing income was $1.4 million for the three months ended March 31, 1997, relatively constant with the comparable period of 1996. At March 31, 1997, the Company serviced $4.6 billion of mortgage loans for others compared to $3.4 billion at March 31, 1996. Net loan servicing income did not increase proportionately with the servicing portfolio, due to the amortization of originated and purchased mortgage servicing rights which amounted to $1.8 million for the three months ended March 31, 1997 compared to $1.2 million for the comparable period of 1996.

Mortgage banking income for the three months ended March 31, 1997 and 1996 is summarized as follows:


                                                            FOR THE THREE MONTHS
                                                              ENDED MARCH 31,
                                                           ---------------------
                                                            1997           1996
                                                           ------         ------
                                                           (DOLLARS IN THOUSANDS)
         Net gain (loss) on sale of mortgage loans         $3,105         $2,348
         Loan servicing income                              1,404          1,417
         Other                                                522            549
                                                           ------         ------
                                                           $5,031         $4,314
                                                           ======         ======



MISCELLANEOUS

Other sources of income include insurance income and real estate operations. Insurance income is generated primarily from commissions earned on the sale of loan-related insurance products as well as insurance-related investment products. Insurance income for the three months ended March 31, 1997 totalled $1.3 million compared to $4.4 million for the same period in 1996.

Real estate operations include the ongoing costs of operation and disposition associated with the Company's REOs. Real estate operations had losses of $0.3 million for the three months ended March 31, 1997 compared to losses of $1.6 million for the same period in 1996.

NONINTEREST EXPENSE

Noninterest expense consists of salaries and employee benefits, occupancy expense, insurance and other operating expenses. Noninterest expense increased to $57.2 million for the three months ended March 31, 1997 compared to $39.9 million for the same period in 1996. Compensation and benefits increased primarily due to expansion of operations in both the automobile lending and mortgage banking businesses. The ratio of annualized operating expense to average serviced loans was 2.52% for the three months ended March 31, 1997 compared to 2.28% for the three months ended March 31, 1996.

INCOME TAXES

The effective tax rates for the three months ended March 31, 1997 and 1996 were 42.0% and 41.1%, respectively.


                         CAPITAL RESOURCES AND LIQUIDITY

The Company has diversified sources of funds generated through its operations. The primary sources include deposits, loan principal and interest payments received, sale of mortgage loans and consumer loans, and the maturity or sale of investment securities and MBS. Other sources include commercial paper, Federal Home Loan Bank advances and repurchase agreements. Prepayments on loans and mortgage-backed securities and deposit inflows and outflows are affected significantly by interest rates, real estate sales activity and general economic conditions.

The Company uses these sources to meet its business needs which include funding maturing certificates of deposits and savings withdrawals, repayment of borrowings, funding loan and investment commitments and real estate operations, meeting operating expenses and maintaining minimum regulatory liquidity and capital levels.

During the first three months of 1997, the Company purchased $2.1 million of MBS to increase interest spreads. These securities have been segregated, on an individual security basis, into the available for sale portfolio and the held to maturity portfolio in the financial statements in accordance with management's intent and ability to hold the securities to maturity. These purchases included both fixed and adjustable rate MBS.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the regulations promulgated thereunder established certain minimum levels of regulatory capital for savings institutions supervised by the Office of Thrift Supervision ("OTS"). Westcorp's wholly-owned subsidiary, Western Financial Bank, F.S.B. ("the Bank") is a federally chartered savings bank. As such, it must follow specific capital guidelines stipulated by the OTS which involve quantitative measures of the Bank's assets, liabilities and certain off balance sheet items as calculated under regulatory accounting practices. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations which could have a direct material effect on the Company's financial statements.

At March 31, 1997 and December 31, 1996 , the Company's most recent notification from the OTS categorized the Company as "well capitalized" under the prompt corrective action ("PCA") regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To be categorized as "well capitalized", the Company must maintain minimum capital ratios as set forth in the table below. The Bank's capital is subject to review by federal regulators for the components, amounts, risk weighting classifications and other factors. There are no conditions or events since March 31, 1997 that management believes have changed the Company's category.

The following table summarizes the Company's actual capital and required capital as of March 31, 1997 and December 31, 1996:



                                                         TANGIBLE           CORE         RISK-BASED
                                                          CAPITAL         CAPITAL         CAPITAL
                                                          -------         -------         -------
         MARCH 31, 1997                                           (DOLLARS IN THOUSANDS)
         --------------
         Actual Capital:
            Amount                                       $355,608        $355,608        $479,883
            Capital ratio                                   10.36%          10.36%          10.29%
         FIRREA minimum required capital:
            Amount                                       $ 51,485        $102,971        $373,038
            Capital ratio                                    1.50%           3.00%           8.00%
            Excess                                       $304,123        $252,637        $106,845
         FDICIA well capitalized required capital:
            Amount                                            N/A        $172,366        $466,298
            Capital ratio                                     N/A            5.00%          10.00%
            Excess                                            N/A        $183,242        $ 13,585

         DECEMBER 31, 1996
         -----------------
         Actual Capital:
            Amount                                       $348,938        $348,938        $467,563
            Capital ratio                                   10.53%          10.53%          10.91%
         FIRREA minimum required capital:
            Amount                                       $ 49,707        $ 99,414        $342,915
            Capital ratio                                    1.50%           3.00%           8.00%
            Excess                                       $299,231        $249,524        $124,648
         FDICIA well capitalized required capital:
            Amount                                            N/A        $166,838        $428,644
            Capital ratio                                     N/A            5.00%          10.00%
            Excess                                            N/A        $182,100        $ 38,919

                           PART II. OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

                  The Company or its subsidiaries are involved as parties to certain legal proceedings incidental to their businesses. The Company believes that the outcome of such proceedings will not have a material effect upon the Company's financial condition, results of operations and cash flows.

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

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  Exhibit 11   Computation of Earnings Per Share
                  Exhibit 27   Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

                  A report on form 8-K was filed May 6, 1997 announcing the departure of Lee Thyer, Senior Executive Vice President-Branch Division, and Director of WFS Financial Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    WESTCORP
--------------------------------------------------------------------------------
                                  (Registrant)






Date: May 15, 1997                      By: /s/ JOY SCHAEFER
      -----------------------------         ------------------------------------
                                                Joy Schaefer
                                                Senior Executive Vice President
                                                and Chief Operating Officer

Date: May 15, 1997                      By: /s/ LEE A. WHATCOTT
      -----------------------------         ------------------------------------
                                                Lee A. Whatcott
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)