Form 10-Q
period 1997-06-30
WESTCORP /CA/
filed 1997-08-12
CIK 813461

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)
  [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

  [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                         COMMISSION FILE NUMBER 1-9910


                                    WESTCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                      51-0308535
-------------------------------                       ----------------
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


As of June 30, 1997, the registrant had 26,195,099 outstanding shares of common stock, $1.00 par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 36.

                           WESTCORP AND SUBSIDIARIES

                                   FORM 10-Q

                                 JUNE 30, 1997

                               TABLE OF CONTENTS

                                 --------------

                                                                                                      Page No.
                                                                                                     ----------
PART I.        FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Consolidated Statements of Financial Condition at
               June 30, 1997 and December 31, 1996                                                        3

               Consolidated Statements of Income for the
               Three and Six Months Ended June 30, 1997 and 1996                                          4

               Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 1997 and 1996                                                    5

               Notes to Unaudited Consolidated Financial Statements                                       7

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                       16

PART II.   OTHER INFORMATION

    Item 1.    Legal Proceedings                                                                         32

    Item 2.    Changes in Securities                                                                     32

    Item 3.    Defaults Upon Senior Securities                                                           32

    Item 4.    Submission of Matters to a Vote of Security Holders                                       32

    Item 5.    Other Information                                                                         32

    Item 6.    Exhibits and Reports on Form 8-K                                                          32

SIGNATURES                                                                                               33

Exhibit 11     Computation of Earnings Per Share                                                         35

                         PART I. FINANCIAL INFORMATION
                         -----------------------------
                         ITEM 1.  FINANCIAL STATEMENTS

                           WESTCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)

                                                                                           JUNE 30,        DECEMBER 31,
                                                                                             1997              1996
                                                                                          ----------        ----------
                                                                                              (DOLLARS IN THOUSANDS)
ASSETS
  Cash, interest-bearing deposits with other financial institutions and
    other short-term investments                                                          $   76,060        $  138,423
  Investment securities held to maturity (fair value 1997: $4,124; 1996: $3,160)               4,139             3,171
  Investment securities available for sale                                                   125,934           142,344
  Mortgage-backed securities held to maturity (fair value 1997: $414,003;
    1996: $442,229)                                                                          409,330           438,662
  Mortgage-backed securities available for sale                                              600,085           410,886
  Loans receivable, net of allowance for loan losses (1997: $36,616;
      1996: $40,211)                                                                       1,219,542         1,232,235
  Loans held for sale                                                                        620,959           458,973
  Amounts due from trusts                                                                    255,125           191,469
  Retained interests in securitized assets                                                   159,487           121,597
  Capitalized servicing rights                                                                31,933            28,640
  Premises and equipment, net                                                                 88,239            82,137
  Real estate owned, net                                                                       7,680            11,279
  Interest receivable                                                                         18,818            15,794
  Excess of purchase cost over net assets acquired                                               888               930
  Federal Home Loan Bank stock                                                                34,174            31,967
  Other assets                                                                                25,800            26,538
                                                                                          ----------        ----------
                                                                                          $3,678,193        $3,335,045
                                                                                          ==========        ==========
LIABILITIES
  Deposits                                                                                $1,997,051        $1,873,942
  Securities sold under agreements to repurchase                                             370,424           287,412
  Short-term borrowings                                                                       43,406            55,945
  Federal Home Loan Bank advances                                                            282,995           226,000
  Amounts held on behalf of trustee                                                          471,030           393,449
  Other liabilities                                                                           45,796            47,058
                                                                                          ----------        ----------
                                                                                           3,210,702         2,883,806

SUBORDINATED DEBENTURES                                                                      105,214           104,917
MINORITY INTEREST                                                                             29,408            28,392
SHAREHOLDERS' EQUITY:
    Common stock, par value $1.00 per share; authorized
      45,000,000 shares; issued and outstanding 26,195,099 shares as of
      June 30, 1997 and 25,996,618 shares as of December 31, 1996                             26,195            25,997
    Paid-in capital                                                                          186,152           185,742
    Retained earnings                                                                        117,670           105,108
    Unrealized gains on securities available for sale and retained interests in
      securitized assets, net of tax                                                           2,852             1,083
                                                                                          ----------        ----------
                                                                                             332,869           317,930
                                                                                          ----------        ----------
                                                                                          $3,678,193        $3,335,045
                                                                                          ==========        ==========

----------

     See accompanying notes to unaudited consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                   JUNE 30,                     JUNE 30,
                                                             ---------------------       ---------------------
                                                              1997          1996          1997          1996
                                                             -------       -------       -------       -------
                                                                (DOLLARS IN THOUSANDS, EXCEPT  SHARE AMOUNTS)
Interest income:
  Loans, including fees                                      $47,142       $42,917       $91,026       $84,576
  Mortgage-backed securities                                  17,897        12,411        33,083        26,606
  Investment securities                                        1,878         1,829         3,855         3,623
  Other                                                        1,641         1,690         3,124         3,122
                                                             -------       -------       -------       -------
    TOTAL INTEREST INCOME                                     68,558        58,847       131,088       117,927

Interest expense:
  Deposits                                                    26,480        24,579        52,415        49,696
  Federal Home Loan Bank advances and
    other borrowings                                           8,699         5,155        15,742        11,188
  Securities sold under agreements to repurchase               4,854         2,900         8,357         7,974
                                                             -------       -------       -------       -------
    TOTAL INTEREST EXPENSE                                    40,033        32,634        76,514        68,858
                                                             -------       -------       -------       -------
    NET INTEREST INCOME                                       28,525        26,213        54,574        49,069
Provision  for loan losses                                     2,602         1,454         6,973         7,053
                                                             -------       -------       -------       -------
    NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                              25,923        24,759        47,601        42,016

Noninterest income:
  Automobile lending                                          48,713        36,073        94,347        72,521
  Mortgage banking                                             7,125         5,427        12,156         9,741
  Investment and mortgage-backed securities gains
    (losses)                                                     837            90           837        (1,883)
  Insurance income                                             1,315         1,336         2,580         5,686
  Real estate operations                                        (367)          209          (626)       (1,351)
  Rental operations                                             (355)         (174)         (613)          (84)
  Miscellaneous                                                 (358)          526           705         1,141
                                                             -------       -------       -------       -------
    TOTAL NONINTEREST INCOME                                  57,626        43,487       109,386        85,771

Noninterest expense:

  Salaries and employee benefits                              36,855        28,084        70,317        51,331
  Occupancy                                                    3,850         2,483         7,669         4,954
  Insurance                                                      589         1,193           749         2,399
  Miscellaneous                                               22,050        14,828        41,826        27,802
                                                             -------       -------       -------       -------
    TOTAL NONINTEREST EXPENSE                                 63,344        46,588       120,561        86,486
                                                             -------       -------       -------       -------
    INCOME BEFORE INCOME TAXES                                20,205        21,658        36,426        41,301
Income taxes                                                   8,573         9,090        15,387        17,163
                                                             -------       -------       -------       -------
    INCOME BEFORE MINORITY INTEREST                           11,632        12,568        21,039        24,138
Minority interest in earnings of subsidiaries                  1,747         1,894         3,258         3,616
                                                             -------       -------       -------       -------
    NET INCOME                                               $ 9,885       $10,674       $17,781       $20,522
                                                             =======       =======       =======       =======
NET INCOME PER COMMON SHARE
  AND COMMON SHARE EQUIVALENTS                               $  0.38       $  0.41       $  0.68       $  0.79
                                                             =======       =======       =======       =======
CASH DIVIDENDS DECLARED PER COMMON
  SHARE AND COMMON SHARE EQUIVALENTS                         $  0.10       $  0.10       $  0.20       $  0.20
                                                             =======       =======       =======       =======
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES AND COMMON SHARE EQUIVALENTS                     26,283,343    26,196,613    26,273,447    26,135,111
                                                          ==========    ==========    ==========    ==========

----------

     See accompanying notes to unaudited consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                               --------------------------
                                                                                 1997             1996
                                                                               ---------        ---------
                                                                                 (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES:
Net income                                                                     $  17,781        $  20,522
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Provision for loan losses                                                      6,973            7,053
    Depreciation and amortization                                                  6,962            5,099
    Amortization of retained interests in securitized assets                      13,431           32,274
    Amortization of capitalized servicing rights                                   3,589            2,576
    (Increase) decrease in interest receivable                                    (3,024)           2,480
    (Gain) loss on sale of investment securities and
      mortgage-backed securities                                                    (477)           1,971
    Gain on sale of loans                                                        (21,792)         (28,785)
    Gain on sale of real estate owned                                             (1,220)          (1,147)
    Increase (decrease) in interest payable                                          550           (1,132)
Net change in loans receivable                                                     3,062          105,710
Net change in loans held for sale                                               (140,194)          19,960
Other, net                                                                           497          (11,781)
                                                                               ---------        ---------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                             (113,862)         154,800
INVESTING ACTIVITIES:
Investment securities held to maturity:
  Purchases                                                                       (1,040)            (757)
  Proceeds from maturities                                                            70
Investment securities available for sale:
  Purchases                                                                      (10,015)         (23,912)
  Proceeds from sales                                                                                 449
  Proceeds from maturities                                                        28,000           13,000
Mortgage-backed securities held to maturity:
  Purchases                                                                         (934)             (42)
  Payments                                                                        29,372           50,360
Mortgage-backed securities available for sale:
  Purchases                                                                     (259,447)         (76,145)
  Proceeds from sales                                                             56,789          171,578
  Payments                                                                        15,977           14,848
Increase in retained interests in securitized assets                             (51,382)         (47,994)
Increase in capitalized servicing                                                 (6,882)          (9,762)
Additions to premises and equipment                                              (12,461)          (8,480)
Disposition of real estate owned                                                   7,645           10,054
Purchase of FHLB stock                                                           (11,261)            (732)
Proceeds from sale of FHLB stock                                                   9,054            1,332
Increase in trust receivable                                                     (63,656)         (38,541)
Increase in amounts held on behalf of trustee                                     77,581           25,375
                                                                               ---------        ---------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                             (192,590)          80,631

----------

     See accompanying notes to unaudited consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                        --------------------------
                                                                                           1997            1996
                                                                                        ---------        ---------
                                                                                          (DOLLARS IN THOUSANDS)
FINANCING ACTIVITIES:
Increase in deposits                                                                    $ 123,109        $  36,081
Increase (decrease) in securities sold under agreements to repurchase                      83,012         (208,123)
Decrease in short-term borrowings                                                         (12,539)         (51,885)
Increase (decrease) in FHLB advances, net                                                  56,995          (16,000)
Increase in minority interest                                                                 886            2,454
Proceeds from issuance of common stock                                                        307              891
Repurchase of subsidiary stock                                                             (2,462)
Cash dividends                                                                             (5,219)          (4,925)
                                                                                        ---------        ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                       244,089         (241,507)
                                                                                        ---------        ---------
Decrease in cash and cash equivalents                                                     (62,363)          (6,076)
Cash and cash equivalents at beginning of period                                          138,423          162,885
                                                                                        ---------        ---------
Cash and cash equivalents at end of period                                              $  76,060        $ 156,809
                                                                                        =========        =========
Supplemental disclosure of cash flow information:
Cash paid for:
  Interest                                                                              $  75,964        $  69,989
  Income taxes                                                                              5,034           12,293
Supplemental disclosures of noncash transactions:
  Acquisition of real estate acquired through foreclosure                               $   5,959        $  11,647
Unrealized gains (losses) on securities available for sale and retained interests
  in securitized assets, net of tax                                                         1,769           (2,575)
Change in subsidiary's equity due to unrealized gains on retained interests
  in securitized assets                                                                       522

----------

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Westcorp's annual report on Form 10-K for the year ended December 31, 1996.

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

                           WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B - INVESTMENT SECURITIES HELD TO MATURITY
Investment securities held to maturity were as follows:

                                                   JUNE 30, 1997
                                    --------------------------------------------
                                                  GROSS        GROSS
                                    AMORTIZED  UNREALIZED   UNREALIZED     FAIR
                                      COST        GAIN         LOSS        VALUE
                                     ------      -------      ------      ------
                                               (DOLLARS IN THOUSANDS)
U.S. Treasury securities and
  obligations of other U.S.
  Government agencies and
  corporations                       $1,503                   $   15      $1,488
Other                                 2,636                                2,636
                                     ------       -------     ------      ------
                                     $4,139                   $   15      $4,124
                                     ======       =======     ======      ======


                                               DECEMBER 31, 1996
                                    --------------------------------------------
                                                  GROSS        GROSS
                                    AMORTIZED  UNREALIZED   UNREALIZED     FAIR
                                      COST        GAIN         LOSS        VALUE
                                     ------      -------      ------      ------
                                               (DOLLARS IN THOUSANDS)
U.S. Treasury securities and
  obligations of other U.S.
  Government agencies and
  corporations                       $1,504                   $   11      $1,493
Other                                 1,667                                1,667
                                     ------      -------      ------      ------
                                     $3,171                   $   11      $3,160
                                     ======      =======      ======      ======


NOTE C - INVESTMENT SECURITIES AVAILABLE FOR SALE
Investment securities available for sale were as follows:

                                                               JUNE 30, 1997
                                            -------------------------------------------------
                                                           GROSS        GROSS
                                             AMORTIZED   UNREALIZED   UNREALIZED      FAIR
                                               COST        GAIN          LOSS         VALUE
                                            --------      -------      --------      --------
                                                           (DOLLARS IN THOUSANDS)
U.S. Treasury securities and
  obligations of other U.S. Government
  agencies and
  corporations                              $125,014                   $    653      $124,361
Obligations of states and political
  subdivisions                                 1,511                         19         1,492
Other                                            134                         53            81
                                            --------      -------      --------      --------
                                            $126,659                   $    725      $125,934
                                            ========      =======      ========      ========

                           WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                               DECEMBER 31, 1996
                                    --------------------------------------------
                                                  GROSS        GROSS
                                    AMORTIZED  UNREALIZED   UNREALIZED     FAIR
                                      COST        GAIN         LOSS        VALUE
                                     ------      -------      ------      ------
                                               (DOLLARS IN THOUSANDS)
U.S. Treasury securities and
  obligations of other
  U.S. Government agencies and
  corporations                      $141,981                  $1,175     $140,806
Obligations of states and
  political subdivisions               1,512     $      1                   1,513
Other                                     79                      54           25
                                    --------     --------     ------     --------
                                    $143,572     $      1     $1,229     $142,344
                                    ========     ========     ======     ========


NOTE D - MORTGAGE-BACKED SECURITIES HELD TO MATURITY
Mortgage-backed securities held to maturity consisted of the following:


                                                   JUNE 30, 1997
                                    --------------------------------------------
                                                  GROSS        GROSS
                                    AMORTIZED  UNREALIZED   UNREALIZED     FAIR
                                      COST        GAIN         LOSS        VALUE
                                     ------      -------      ------      ------
                                               (DOLLARS IN THOUSANDS)
GNMA certificates                   $319,312       $5,754     $1,535     $323,531
FNMA participation certificates       81,359          200                  81,559
FHLMC participation certificates       6,661          254                   6,915
Other participation certificates       1,998                                1,998
                                    --------       ------     ------     --------
                                    $409,330       $6,208     $1,535     $414,003
                                    ========       ======     ======     ========


                                               DECEMBER 31, 1996
                                    --------------------------------------------
                                                  GROSS        GROSS
                                    AMORTIZED  UNREALIZED   UNREALIZED     FAIR
                                      COST        GAIN         LOSS        VALUE
                                     ------      -------      ------      ------
                                               (DOLLARS IN THOUSANDS)
GNMA certificates                   $346,098     $5,447       $2,497     $349,048
FNMA participation certificates       84,005        394                    84,399
FHLMC participation certificates       7,358        223                     7,581
Other participation certificates       1,201                                1,201
                                    --------     ------       ------     --------
                                    $438,662     $6,064       $2,497     $442,229
                                    ========     ======       ======     ========

                           WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E - MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE
Mortgage-backed securities available for sale were as follows:

                                                       JUNE 30, 1997
                                    -----------------------------------------------
                                                  GROSS          GROSS
                                    AMORTIZED   UNREALIZED     UNREALIZED    FAIR
                                      COST        GAIN           LOSS        VALUE
                                    --------    ----------     ----------  --------
                                                 (DOLLARS IN THOUSANDS)
GNMA certificates                   $516,806      $9,163         $2,949    $523,020
FNMA participation certificates       69,471          28            458      69,041
FHLMC participation certificates       8,072          17             65       8,024
                                    --------      ------         ------    --------
                                    $594,349      $9,208         $3,472    $600,085
                                    ========      ======         ======    ========


                                                    DECEMBER 31, 1996
                                    -----------------------------------------------
                                                  GROSS          GROSS
                                    AMORTIZED   UNREALIZED     UNREALIZED    FAIR
                                      COST        GAIN           LOSS        VALUE
                                    --------    ----------     ----------  --------
                                                 (DOLLARS IN THOUSANDS)
GNMA certificates                   $318,505      $5,206        $1,935     $321,776
FNMA participation certificates       72,214          61           292       71,983
FHLMC participation certificates      17,092         118            83       17,127
                                    --------      ------        ------     --------
                                    $407,811      $5,385        $2,310     $410,886
                                    ========      ======        ======     ========

                           WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F - NET LOANS RECEIVABLE
Net loans receivable consisted of the following:

                                        JUNE 30,       DECEMBER 31,
                                          1997             1996
                                      -----------       -----------
                                         (DOLLARS IN THOUSANDS)
Real estate:
  Mortgage                            $ 1,529,186       $ 1,435,789
  Construction                              7,901             5,501
                                      -----------       -----------
    Total real estate loans             1,537,087         1,441,290
Less:  Undisbursed loan proceeds            3,814             2,398
                                      -----------       -----------
    Net real estate loans               1,533,273         1,438,892
Consumer:
  Sales contracts                         295,893           267,715
  Other                                    59,675            50,911
Less:  Unearned discounts                 (34,674)          (33,768)
                                      -----------       -----------
    Total consumer loans                  320,894           284,858
Commercial                                 17,983             7,867
                                      -----------       -----------
Total loans                             1,872,150         1,731,617

Allowance for loan losses                 (36,616)          (40,211)
Net deferred loan costs (fees)              4,967              (198)
                                      -----------       -----------
    Total                               1,840,501         1,691,208
Less:  Loans held for sale
  Mortgage                                390,940           272,670
  Consumer                                230,019           186,303
                                      -----------       -----------
    Total loans held for sale             620,959           458,973
                                      -----------       -----------
Net loans receivable                  $ 1,219,542       $ 1,232,235
                                      ===========       ===========


Loans serviced by the Company for the benefit of others totalled approximately $8.0 billion and $7.2 billion at June 30, 1997 and December 31, 1996, respectively. These amounts are not reflected in the accompanying unaudited consolidated statements of financial condition.

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

                                                    THREE MONTHS     SIX MONTHS
                                                       ENDED            ENDED
                                                      JUNE 30,         JUNE 30,
                                                        1997             1997
                                                      ---------       ---------
                                                       (DOLLARS IN THOUSANDS)
     Beginning balance                                $ 135,113       $ 121,597
     Additions                                           29,597          51,382
     Amortization                                        (6,229)        (13,431)
     Change in unrealized gains (losses) on RISA          1,006             (61)
                                                      ---------       ---------
     Ending balance                                   $ 159,487       $ 159,487
                                                      =========       =========

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

The following table presents the estimated future undiscounted retained interest earnings to be received from securitizations. Estimated future undiscounted RISA earnings are calculated by taking the difference

                           WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

between the coupon rate of the automobile loans sold and the certificate rate paid to the investors, less the contractually specified servicing fee of 1.0% and guarantor fees, after giving effect to estimated prepayments and assuming no losses. To arrive at the RISA, this amount is reduced by the off balance sheet allowance established for potential future losses and by discounting to present value. Prior to the adoption of SFAS 125, the Company reduced excess spread by the actual cost to service automobile loans instead of the contractually specified servicing fee. The actual cost to service automobile loans is now included in the computation of the CSR.

                                                                                         JUNE 30,
                                                                                           1997
                                                                                       -----------
                                                                                       (DOLLARS IN
                                                                                        THOUSANDS)
         Estimated net undiscounted RISA earnings                                      $   407,953
         Off balance sheet allowance for losses                                           (231,845)
         Discount to present value                                                         (16,621)
                                                                                       -----------
         Retained interests in securitized assets                                      $   159,487
                                                                                       ===========

         Outstanding balance of automobile loans sold
           through securitizations                                                     $ 3,160,005

         Off balance sheet allowance for losses as a percent of
           automobile loans sold through securitizations                                     7.34%

The Company believes that the off balance sheet allowance for losses is currently adequate to absorb potential losses in the sold portfolio. Had SFAS 125 been in effect at December 31, 1996, the off balance sheet allowance for losses as a percent of automobile loans sold through securitizations would have been 8.03%.

CAPITALIZED SERVICING RIGHTS

Capitalized servicing rights consisted of the following:

                                                                   JUNE 30,        DECEMBER 31,
                                                                     1997              1996
                                                                   -------            -------
                                                                     (DOLLARS IN THOUSANDS)
Purchased mortgage servicing rights                                $19,255            $20,994
Originated mortgage servicing rights                                14,595              9,051
Impairment allowance for mortgage servicing rights                  (1,917)            (1,405)
                                                                   -------            -------
                                                                   $31,933            $28,640
                                                                   =======            =======

The Company retains the rights to service most loans securitized or sold. CSR assets represent the present value of the estimated future earnings to be received from servicing securitized or sold loans. These earnings are calculated by estimating future servicing revenues, including servicing fees, late charges, other ancillary income, and float benefit and netting them against the actual cost to service loans.

                           WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


During the three and six months ended June 30, 1997, Westcorp capitalized $4.5 million and $6.9 million, respectively, compared to $9.5 million and $9.8 million for the comparable periods of 1996. The mortgage servicing rights are included in capitalized servicing and the amortization is a component of mortgage banking in noninterest income.

The fair value was $45.3 million and $38.3 million at June 30, 1997 and December 31, 1996, respectively. Fair value was determined based on the present value of estimated future earnings. Significant assumptions were based upon prepayment, default, servicing cost and discount rate. For the purpose of estimated fair value, CSRs are stratified on the basis of loan type, loan coupon and loan term.

SFAS 125 also requires that all CSRs be evaluated for impairment based on the excess of the carrying amount of the CSRs over their fair value. For the purpose of estimating fair value, CSRs are stratified on the basis of loan type, loan coupon and loan term.

Amortization of mortgage servicing rights are reflected as a component of mortgage banking in noninterest income. Amortization expense for the three and six months ended June 30, 1997 was $1.7 million and $3.6 million, respectively, compared to $1.4 million and $2.6 million for the comparable periods of 1996.

                           WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE H - DIVIDENDS
The Company paid a cash dividend of $0.10 per share on March 4, 1997 and May
28, 1997.   On August 7, 1997, the Company announced a cash dividend of $0.10 per share for shareholders of record as of August 18, 1997, payable August 27, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

Western Financial Bank, a wholly-owned subsidiary of the Company issued $150 million of 8.875% subordinated capital debentures due 2007 on July 25, 1997. Proceeds will be used to (1) fund the operations of WFS Financial Inc, a consumer lending subsidiary, (2) pay a dividend to the Company and (3) use the balance for general corporate purposes.

Total assets increased $343 million or 10.3% to $3.68 billion at June 30, 1997 from $3.34 billion at December 31, 1996. This increase is primarily the result of an increase in mortgage-backed securities available for sale and loans held for sale.

LOANS

Loans (including loans held for sale), net of unearned discounts and undisbursed loan proceeds, increased $149 million or 8.8% from December 31, 1996 to June 30, 1997. The increase is the result of the differential between loans originated and loans sold, as well as principal reductions during the six month period ended June 30, 1997. The Company has retained the servicing on substantially all loans sold and receives a servicing fee therefrom. Included in the portfolio are loans held for sale of which $391 million are mortgage loans secured primarily by single family residences and $230 million which are consumer loans secured by automobiles.

Consumer loan originations increased $90.7 million and $139 million to $616 million and $1.2 billion for the three and six months ended June 30, 1997 from $526 million and $1.0 billion for the same periods in 1996, which represent 17.3% and 13.5% increases in production. The Company securitized $590 million and $1.1 billion of automobile loans for the three and six months ended June 30, 1997 compared with $525 million and $1.0 billion for the same periods in 1996. The Company currently conducts its consumer finance operations through 143 offices in 35 states compared to 103 offices in 21 states at June 30, 1996.

Real estate originations increased $292 million and $424 million to $543 million and $985 million for the three and six months ended June 30, 1997 from $251 million and $560 million for the same periods in 1996, which represent 116% and 76% increases in production. The increase in real estate originations is the result of a more favorable market environment in California and a better utilization of the Company's expanding origination capacity. The following table sets forth the loan origination, purchase and sale activity of the Company for the periods indicated, excluding net deferred loan fees:

                                              FOR THE THREE MONTHS ENDED JUNE 30,
                              -----------------------------------------------------------------
                                           1997                                1996
                              -----------------------------       -----------------------------
                                MORTGAGE          CONSUMER          MORTGAGE         CONSUMER
                              -----------       -----------       -----------       -----------
                                                   (DOLLARS IN THOUSANDS)
Beginning balance             $ 1,494,860       $   318,862       $ 1,394,256       $   336,423
Originations (1)                  543,105           616,299           251,438           525,596
Purchases                             212                                  59
Sales (2)                        (450,037)         (590,000)         (246,594)         (525,000)
Principal reductions (3)          (54,867)          (24,267)          (69,790)          (30,300)
                              -----------       -----------       -----------       -----------
Ending balance                $ 1,533,273       $   320,894       $ 1,329,369       $   306,719
                              ===========       ===========       ===========       ===========


                                              FOR THE SIX MONTHS ENDED JUNE 30,
                              -----------------------------------------------------------------
                                           1997                                1996
                              -----------------------------       -----------------------------
                                MORTGAGE          CONSUMER          MORTGAGE         CONSUMER
                              -----------       -----------       -----------       -----------
                                                   (DOLLARS IN THOUSANDS)
Beginning balance             $ 1,438,892       $   284,858       $ 1,409,964       $   335,625
Originations (1)                  984,574         1,170,459           560,237         1,031,332
Purchases                             266                                 139
Sales (2)                        (776,063)       (1,090,000)         (521,910)       (1,010,000)
Principal reductions (3)         (114,396)          (44,423)         (119,061)          (50,238)
                              -----------       -----------       -----------       -----------
Ending balance                $ 1,533,273       $   320,894       $ 1,329,369       $   306,719
                              ===========       ===========       ===========       ===========

(1)   Includes sales contracts purchased from automobile dealers.
(2) Loans sold or securitized for which the Company generally retains servicing.
(3)   Includes scheduled payments, prepayments and chargeoffs.

The real estate loan portfolio (including those classified as held for sale and excluding net deferred loan costs) consisted of the following:

                                          JUNE 30, 1997              DECEMBER 31, 1996
                                      ----------------------       ----------------------
                                        AMOUNT           %           AMOUNT           %
                                      ----------       -----       ----------       -----
                                                    (DOLLARS IN THOUSANDS)
Single family residential loans:
  First trust deeds                   $  998,321        65.1%      $  925,353        64.3%
  Second trust deeds                      77,086         5.0           55,778         3.9
                                      ----------       -----       ----------       -----
                                       1,075,407        70.1          981,131        68.2
Multifamily residential loans            446,654        29.1          453,425        31.5
Construction loans                         7,901         0.5            5,501         0.4
Nonresidential loans                       7,125         0.5            1,233         0.1
                                      ----------       -----       ----------       -----
                                       1,537,087       100.2        1,441,290       100.2
Less:  Undisbursed loan proceeds           3,814         0.2            2,398         0.2
                                      ----------       -----       ----------       -----
                                      $1,533,273       100.0%      $1,438,892       100.0%
                                      ==========       =====       ==========       =====

The Company's real estate portfolio consisted primarily of adjustable rate mortgage loans (excluding net deferred loan costs) as shown below:

                                         JUNE 30, 1997              DECEMBER 31, 1996
                                     ----------------------       ----------------------
                                       AMOUNT           %           AMOUNT           %
                                     ----------       -----       ----------       -----
                                                   (DOLLARS IN THOUSANDS)
Fixed rate loans                     $  324,371        21.2%      $  290,814        20.2%
Adjustable rate loans:
  Negative amortization                 800,700        52.2          831,701        57.8
  Without negative amortization         408,202        26.6          316,377        22.0
                                     ----------       -----       ----------       -----
                                     $1,533,273       100.0%      $1,438,892       100.0%
                                     ==========       =====       ==========       =====

The composition of the consumer loan portfolio, all of which is fixed rate, was as follows:

                               JUNE 30, 1997           DECEMBER 31, 1996
                           --------------------       --------------------
                            AMOUNT          %          AMOUNT          %
                           --------       -----       --------       -----
                                       (DOLLARS IN THOUSANDS)
Automobile loans, net      $261,219        81.4%      $233,947        82.1%
Other                        59,675        18.6         50,911        17.9
                           --------       -----       --------       -----
                           $320,894       100.0%      $284,858       100.0%
                           ========       =====       ========       =====

MORTGAGE-BACKED SECURITIES

During the first six months of 1997, the Company purchased $260 million and sold $56.8 million of mortgage-backed securities ("MBS"). This is part of the Company's continuing strategy to increase net interest income.

ASSET QUALITY

DELINQUENCY
The percent of loans 60 days or more delinquent decreased to 1.0% of total loans at June 30, 1997 down from 1.1% at December 31, 1996. Delinquent loans by type of loan and as a percentage of loans by type are summarized as follows at June 30, 1997 and December 31, 1996:

                                                               JUNE 30, 1997
                                                         NUMBER OF DAYS DELINQUENT
                                     -----------------------------------------------------------------
                                            60-89                90 OR MORE                TOTAL
                                     -----------------       -----------------       -----------------
                                      AMOUNT        %        AMOUNT         %         AMOUNT        %
                                     -------       ---       -------       ---       -------       ---
                                                         (DOLLARS IN THOUSANDS)
Single family residential loans      $ 3,532       0.3%      $ 9,872       0.9%      $13,404       1.2%
Multifamily residential loans            330       0.1         1,453       0.3         1,783       0.4
Consumer                               1,351       0.4           849       0.3         2,200       0.7
Construction                              41       0.8           366       7.4           407       8.2
                                     -------       ---       -------       ---       -------       ---
                                     $ 5,254       0.3%      $12,540       0.7%      $17,794       1.0%
                                     =======       ===       =======       ===       =======       ===

                                                             DECEMBER 31, 1996
                                                         NUMBER OF DAYS DELINQUENT
                                     -----------------------------------------------------------------
                                            60-89                90 OR MORE                TOTAL
                                     -----------------       -----------------       -----------------
                                      AMOUNT        %        AMOUNT         %         AMOUNT        %
                                     -------       ---       -------       ---       -------       ---
                                                         (DOLLARS IN THOUSANDS)
Single family residential loans      $ 1,738       0.2%      $13,528       1.4%      $15,266       1.6%
Multifamily residential loans            358       0.1         1,398       0.3         1,756       0.4
Consumer                               1,560       0.5           964       0.3         2,524       0.8
                                     -------       ---       -------       ---       -------       ---
                                     $ 3,656       0.2%      $15,890       0.9%      $19,546       1.1%
                                     =======       ===       =======       ===       =======       ===

NONPERFORMING ASSETS
Total nonperforming assets ("NPA") decreased $4.9 million or 15.0% to $28.1 million at June 30, 1997 compared to $33.0 million at December 31, 1996. At June 30, 1997, NPAs as a percentage of total assets decreased to 0.8% compared to 1.0% at December 31, 1996.

NPAs consist of nonperforming loans ("NPL") and real estate acquired through foreclosure ("REO"). REOs are carried at lower of cost or fair value less estimated disposition costs. NPLs are defined as all loans (other than consumer loans which are charged off at 120 days) on nonaccrual, which include all mortgage loans 90 days or more past due or impaired loans. When a loan is designated as nonaccrual, all previously accrued interest is reversed. Interest on nonperforming loans excluded from interest income decreased to $0.7 million at June 30, 1997 from $1.0 million at June 30, 1996.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment based on, among other factors, the fair value of the loan's collateral. Changes in the fair value of loans are recorded through the allowance for loan losses. At June 30, 1997 and December 31, 1996, impaired loans decreased to $6.4 million from $6.9 million, respectively.

NONPERFORMING LOANS

Nonperforming loans consisted of the following:

                                          JUNE 30,    DECEMBER 31,
                                            1997         1996
                                           -------      -------
                                          (DOLLARS IN THOUSANDS)
Unimpaired loans placed on nonaccrual      $13,238      $14,052
Impaired loans                               6,356        6,887
                                           -------      -------
                                           $19,594      $20,939
                                           =======      =======

Nonperforming loans by loan type consisted of the following:

                                                  JUNE 30,          DECEMBER 31,
                                                   1997                1996
                                                  -------             -------
                                                   (DOLLARS IN THOUSANDS)
Single family residential loans                   $12,126             $13,639
Multifamily 5-36 units                              3,550               3,327
Multifamily 37+ units                               3,918               3,973
                                                  -------             -------
                                                  $19,594             $20,939
                                                  =======             =======


The migration of nonperforming loans and real estate owned from December 31, 1996 to June 30, 1997 is shown below:

                                                SINGLE
                                                FAMILY       MULTIFAMILY     MULTIFAMILY
                                   TOTAL      1 - 4 UNITS   5 - 36 UNITS      37+ UNITS  CONSTRUCTION
                                   -----      -----------   ------------      ---------  ------------
                                                   (DOLLARS IN THOUSANDS)
Balance, December 31, 1996      $ 20,939       $ 13,639       $  3,327       $  3,973     $     --
New nonperforming loans           12,273         10,390            703          1,180
REO                               (8,835)        (6,321)        (1,333)        (1,181)
Cures and payoffs                 (3,793)        (3,699)           (40)           (54)
Chargeoffs                          (938)          (938)
Transfers                            (52)          (945)           893
                                --------       --------       --------       --------     --------
Balance, June 30, 1997          $ 19,594       $ 12,126       $  3,550       $  3,918     $     --
                                ========       ========       ========       ========     ========


REAL ESTATE ACQUIRED THROUGH FORECLOSURE

                                                SINGLE
                                                FAMILY       MULTIFAMILY     MULTIFAMILY
                                   TOTAL      1 - 4 UNITS   5 - 36 UNITS      37+ UNITS  CONSTRUCTION
                                   -----      -----------   ------------      ---------  ------------
                                                        (DOLLARS IN THOUSANDS)
Balance, December 31, 1996      $ 12,063       $  9,178         $2,515          $  --      $    370
New REO                            5,956          3,387          2,569
Sales                             (6,424)        (3,779)        (2,645)
Writedowns                        (3,131)        (1,722)        (1,409)
                                --------       --------         ------          -----      --------
Balance, June 30, 1997          $  8,464       $  7,064         $1,030          $  --      $    370
                                ========       ========         ======          =====      ========


Assets secured by single family residential properties comprised the largest portion of nonperforming assets. As of June 30, 1997, $12.1 million or 61.9% of NPLs and $7.1 million or 83.5% of REOs were secured by single family residential properties.

ALLOWANCE FOR LOAN AND REAL ESTATE LOSSES

Consistent with loan volume, loan sales, losses, nonaccrual loans and other relevant factors, the Company decreased its allowance for loan losses to $36.6 million for June 30, 1997 compared to $40.2 million for December 31, 1996. While the Company's portfolio consists primarily of single family loans, no single loan, borrower or series of loans comprise a significant portion of the total portfolio. The provision and allowance for loan losses are indicative of loan volumes, loss trends and management's analysis of market conditions. The allowance for loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the loan portfolio.

The following table presents summarized data relative to the allowance for loan losses:

                                                                             JUNE 30,       DECEMBER 31,
                                                                               1997             1996
                                                                            ----------      ------------
                                                                               (DOLLARS IN THOUSANDS)
Total loans(2)                                                              $1,872,150      $  1,731,617
Allowance for loan losses                                                       36,616            40,211
Allowance for real estate losses                                                   784               784
Loans past due 60 days or more                                                  17,794            19,546
Nonperforming  loans                                                            19,594            20,939
Nonperforming assets (1)                                                        28,058            33,002
Allowance for loan losses as a percent of:
  Total loans (2)                                                                  2.0%              2.4%
  Loans past due 60 days or more                                                 205.8%            205.7%
  Nonperforming loans                                                            186.9%            192.0%
Total allowance for loan losses and real estate losses as a percent of
  nonperforming assets                                                           133.3%            124.2%
Nonperforming loans as a percent of total loans                                    1.0%              1.2%
Nonperforming assets as a percent of total assets                                  0.8%              1.0%


----------
(1)   Nonperforming loans and real estate owned.
(2)   Loans, net of unearned discounts and undisbursed loan proceeds.

The table below provides the activity of the allowance for loan losses:

                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                JUNE 30,                          JUNE 30,
                                                        ------------------------          ------------------------
                                                          1997             1996             1997            1996
                                                        --------        --------          --------        --------
                                                                           (DOLLARS IN THOUSANDS)
Balance at beginning of period                          $ 40,273        $ 41,039          $ 40,211        $ 39,260
Chargeoffs:
  Mortgage loans                                          (4,300)         (1,804)           (5,239)         (2,436)
  Consumer loans                                          (3,023)         (3,335)           (6,809)         (8,029)
                                                        --------        --------          --------        --------
                                                          (7,323)         (5,139)          (12,048)        (10,465)
Recoveries:
  Mortgage loans                                               6           1,898                15           1,953
  Consumer loans                                           1,042           1,344             2,136           2,795
                                                        --------        --------          --------        --------
                                                           1,048           3,242             2,151           4,748
                                                        --------        --------          --------        --------
Net chargeoffs                                            (6,275)         (1,897)           (9,897)         (5,717)
Adjustments                                                   16           1,470(1)           (671)          1,470(1)
Provision for loan losses                                  2,602           1,454             6,973           7,053
                                                        --------        --------          --------        --------
Balance at end of period                                $ 36,616        $ 42,066          $ 36,616        $ 42,066
                                                        ========        ========          ========        ========

Ratio of net chargeoffs during period to average
  loans outstanding during the period (annualized)          1.27%           0.42%             1.03%           0.64%
                                                        ========        ========          ========        ========


----------
(1) Reclassification adjustments related to the acquisition of The Hammond Company and its subsidiaries.


Allowance for real estate losses of $784 thousand remained constant at June 30, 1997 and December 31, 1996.

RESULTS OF OPERATIONS

SUMMARY

The Company reported net income of $9.9 million and $17.8 million for the three and six months ended June 30, 1997, compared to $10.7 million and $20.5 million
for the comparable periods of 1996.   Return on average assets was 1.07% and
1.01% for the three and six months ended June 30, 1997, compared to 1.43% and 1.25% for the same periods of 1996. Return on average equity was 12.19% and 11.09% for the three and six months ended June 30, 1997, compared to 13.90% and 13.51% for the comparable periods of 1996. Net income was primarily affected by the following factors:

     - Net interest income increased primarily due to an increase in the average MBS.

     - The automobile lending income increase is primarily due to an increase in the overall servicing portfolio which was offset by a decrease in gain on sale of automobile loans.

     - Salaries and employee benefits increased primarily due to the increase in the number of employees as a result of expansion of operations in both the automobile lending and mortgage and commercial banking businesses.

     - Miscellaneous expense increased primarily as a result of expansion of operations.

NET INTEREST INCOME

Net interest income for the three and six months ended June 30, 1997 was $28.5 million and $54.6 million. For the same periods of 1996, net interest income totalled $26.2 million and $49.1 million.

The total interest rate spread has remained relatively constant at 2.71% for the six months ended June 30, 1997, compared to 2.70% for the same period of 1996. Yield on interest earning assets was 8.50% for the six months ended June 30, 1997 compared to 8.49% for the same period of 1996 and cost of funds was at 5.79% for the six months ended June 30, 1997 and 1996.

Interest rates for interest earning assets and liabilities for the three and six months ended June 30, 1997 and 1996 are summarized as follows:

                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                JUNE 30,                JUNE 30,
                                           ------------------      ------------------
                                            1997        1996        1997        1996
                                           ------      ------      ------      ------
                                           YIELD/      YIELD/      YIELD/      YIELD/
                                            RATE        RATE        RATE        RATE
                                           ------      ------      ------      ------
Interest earning assets:
  Investment securities (1)                 5.50%       5.44%       5.49%       5.45%
  Mortgage-backed securities (1)            7.34        7.34        7.33        7.17
  Other investments                         5.43        5.29        5.53        5.38

  Loans:
    Consumer                               15.91       16.01       16.00       15.42
    Mortgage (2)                            7.73        7.63        7.70        7.70
    Commercial                              8.50                    8.61
                                           -----       -----       -----       -----
Total interest earning assets               8.54        8.64        8.50        8.49

Interest bearing liabilities:
  Deposits                                  5.52        5.62        5.55        5.69
  Subordinated debt                         8.80        8.80        8.81        8.81
  Repurchase agreements                     5.46        4.63        5.46        4.97
  FHLB advances and other
    borrowings                              6.48        6.09        6.50        6.35
                                           -----       -----       -----       -----
Total interest bearing liabilities          5.78        5.71        5.79        5.79
                                           -----       -----       -----       -----

Interest rate spread                        2.76%       2.93%       2.71%       2.70%
                                           =====       =====       =====       =====
Net yield on average interest
  earning assets                            3.50%       3.81%       3.48%       3.50%
                                           =====       =====       =====       =====

----------

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

The Company's approach to asset/liability management includes originating adjustable rate loans, securitizing loans with liabilities that have similar repricing and maturity characteristics, matching fixed rate loans held in the portfolio with advances from the FHLB, selling fixed rate loans and using other financial instrument agreements.

The Company also originates fixed-rate consumer loans. To minimize interest rate risk associated with its consumer loan portfolio, the Company has sold substantially all of its consumer loan production in securitization transactions in which it has retained the servicing rights. The interest rate passed through to the purchasers of those consumer loans is fixed, which provides off balance sheet matched funding for the majority of the Company's consumer loans. At June 30, 1997, the Company serviced $3.2 billion in consumer loans for others.

Approximately 24% of the Company's other borrowed funds at June 30, 1997 had fixed rates and maturities greater than one year. Of that amount, 56% were subordinated debentures redeemable in three years and maturing in six years.

The Company has entered into or committed to interest rate caps, swaps and two-year Treasury securities forward agreements as hedges against market value changes in designated portions of its MBS and consumer loan portfolios. At June 30, 1997, caps with notional amounts totalling $315 million, a swap of $50 million and forward agreements totalling $180 million were outstanding. The cap agreements have strike rates that range from 6.0% to 8.0% and expire between September, 1999 and September, 2003. The swap has a pay rate of 5.9% and expires in December, 2002. The Company uses only counterparties with high credit ratings and further reduces its risk by avoiding any material concentration with a single counterparty. Credit exposure is limited to those agreements with a positive fair value and only to the extent of that fair value.

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

The following table illustrates the projected interest rate maturities, based upon certain assumptions, regarding the major asset and liability categories of the Company at June 30, 1997. The interest rate sensitivity of the Company's assets and liabilities illustrated in the following table could vary substantially if different assumptions were used or actual experience differs from the assumptions set forth.

                       INTEREST RATE SENSITIVITY ANALYSIS
                                AT JUNE 30, 1997

                                        WITHIN         3 MONTHS       1 YEAR TO      3 YEARS TO       AFTER 5
                                       3 MONTHS       TO 1 YEAR        3 YEARS         5 YEARS         YEARS           TOTAL
                                     -----------    -----------     -----------     -----------     -----------    -----------
                                                                      (DOLLARS IN THOUSANDS)
Interest earning assets:
Investment securities                $    19,888    $     9,940     $    90,300     $     9,945                    $   130,073
Other investments                         55,860                                                                        55,860
Mortgage-backed  securities              194,743         31,898         189,516         176,536     $   416,722      1,009,415
Consumer loans (1)                        24,309         71,912         135,034          64,000          25,639        320,894
Mortgage loans:
  Adjustable rate (2)                    809,762        395,053                                                      1,204,815
  Fixed rate (2)                          14,528         24,130          58,953          51,128         175,632        324,371
  Construction (2)                         4,087                                                                         4,087
  Commercial                              17,983                                                                        17,983
                                     -----------    -----------     -----------     -----------     -----------    -----------
Total interest earning assets          1,141,160        532,933         473,803         301,609         617,993      3,067,498

Interest bearing liabilities:
Savings deposits:
  Passbook/statement
    accounts (3)                           2,159          5,618          23,331                                         31,108
  Money market deposit
    accounts (3)                           1,602          4,361          27,748                                         33,711
  Certificate accounts (4)               265,939      1,112,336         479,060           4,309              10      1,861,654
FHLB advances (4)                        149,000         50,000          76,500           6,500             995        282,995
Subordinated debentures                                                                                 105,214        105,214
Other borrowings (4)                     410,391          3,439                                                        413,830
                                     -----------    -----------     -----------     -----------     -----------    -----------


Total interest bearing liabilities       829,091      1,175,754         606,639          10,809         106,219      2,728,512
Excess interest earning assets
  (liabilities)                          312,069       (642,821)       (132,836)        290,800         511,774        338,986
Effect of hedging activities             365,000                       (100,000)       (165,000)       (100,000)
                                     -----------    -----------     -----------     -----------     -----------    -----------
Hedged excess (deficit)              $   677,069    $  (642,821)    $  (232,836)    $   125,800     $   411,774    $   338,986
                                     ===========    ===========     ===========     ===========     ===========    ===========

Cumulative excess (deficit)          $   677,069    $    34,248     $  (198,588)    $   (72,788)    $   338,986    $   338,986
                                     ===========    ===========     ===========     ===========     ===========    ===========

Cumulative excess (deficit) as a
percentage of total interest
  earning assets                           22.07%          1.12%          (6.47)%         (2.37)%         11.05%         11.05%


----------

(1) Based on contractual maturities adjusted by the Company's historical prepayment rate.
(2)   Based on interest rate repricing adjusted for projected prepayments.
(3)   Based on assumptions established by the Office of Thrift Supervision
      ("OTS").
(4)   Based on contractual maturity.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three and six months ended June 30, 1997 was $2.6 million and $7.0 million compared to $1.5 million and $7.1 million during the comparable periods of 1996. The Company recorded a higher provision for loan losses for the second quarter of 1997 compared to 1996 even though provision has remained relatively flat on a year to date basis as a result of a change in product mix. The Company added AMPs ("Alternative Mortgage Products") which targets the top tier of the sub-prime market.

NONINTEREST INCOME

Total noninterest income for the three and six months ended June 30, 1997 was $57.6 million and $109 million compared to $43.5 million and $85.8 million during the comparable periods of 1996. Noninterest income is generated from automobile lending activities, mortgage banking activities, and other ancillary sources.

AUTOMOBILE LENDING
The Company originates and subsequently sells automobile loans in the secondary
market with servicing rights retained.   Income from automobile lending
includes gain from the sale of loans, as well as loan servicing income net of amortization of RISA and other related income such as document fees and late charges. For the three and six months ended June 30, 1997, automobile lending generated income of $48.7 million and $94.3 million compared to $36.1 million and $72.5 million for the same periods of 1996.

During the three and six months ended June 30, 1997, net gain from sale of automobile loans totalled $6.5 million and $13.8 million compared to $9.4 million and $22.3 million for the same periods of 1996. The decrease in the gain on sale reported in 1997 is primarily the result of a narrowing interest rate spread for automobile loans sold which was slightly offset by the increase in the amount of automobile loans sold. Automobile loans sold totalled $590 million and $1.1 billion for the three and six months ended June 30, 1997 compared to $525 million and $1.0 billion during the same periods of 1996.
The gross interest rate spread is affected by general market conditions and overall market interest rates. The risks inherent in interest rate fluctuations are substantially reduced through hedging activities.

Net loan servicing income totalled $33.4 million and $62.8 million for the three and six months ended June 30, 1997, compared to $19.3 million and $35.7 million for the comparable periods of 1996. The Company serviced $3.2 billion of consumer loans for others at June 30, 1997 compared to $2.6 billion at June 30, 1996.

Automobile lending income for the three and six months ended June 30, 1997 and 1996 is summarized as follows:

                                      FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                         ENDED JUNE 30,            ENDED JUNE 30,
                                      --------------------      --------------------
                                       1997          1996        1997          1996
                                      -------      -------      -------      -------
                                                   (DOLLARS IN THOUSANDS)
Gain on sale of automobile loans      $ 6,491      $ 9,417      $13,835      $22,307
Loan servicing income                  33,396       19,295       62,845       35,732
Other fee income                        8,826        7,361       17,667       14,482
                                      -------      -------      -------      -------
                                      $48,713      $36,073      $94,347      $72,521
                                      =======      =======      =======      =======

MORTGAGE BANKING
The Company originates mortgage loans for sale in the secondary market. Mortgage banking operations include gains and losses on the sale of loans, loan servicing income net of amortization of capitalized servicing rights and other income (primarily late charges). During the three and six months ended June 30, 1997, mortgage banking generated income of $7.1 million and $12.2 million compared to $5.4 million and $9.7 million for the comparable periods of 1996.

Gains on sale of mortgage loans for the three and six months ended June 30, 1997 totalled $4.9 million and $8.0 million compared to $4.1 million and $6.5 million during the comparable periods of 1996. The increase in gain on sale of mortgage loans is primarily the result of an increase in the volume of loan sales which rose to $450 million and $776 million for the three and six months ended June 30, 1997 compared to $247 million and $522 million for the same periods of 1996. Mortgage loans held for sale increased from $273 million at December 31, 1996 to $391 million at June 30, 1997.

Net loan servicing income was $1.7 million and $3.1 million for the three and six months ended June 30, 1997 compared to $0.8 million and $2.3 million for the comparable periods of 1996. At June 30, 1997, the Company serviced $4.8 billion of mortgage loans for others compared to $4.3 billion at June 30, 1996.

Mortgage banking income for the three and six months ended June 30, 1997 and 1996 is summarized as follows:

                                       FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                          ENDED JUNE 30,            ENDED JUNE 30,
                                      --------------------      ----------------------
                                        1997          1996         1997         1996
                                       -------      -------     --------      --------
                                                    (DOLLARS IN THOUSANDS)
Net gain on sale of mortgage loans      $ 4,852      $ 4,130      $ 7,957      $ 6,478
Loan servicing income                     1,719          839        3,123        2,256
Other fee income                            554          458        1,076        1,007
                                        -------      -------      -------      -------
                                        $ 7,125      $ 5,427      $12,156      $ 9,741
                                        =======      =======      =======      =======

MISCELLANEOUS
Other sources of income include insurance income and real estate operations. Insurance income is generated primarily from commissions earned on the sale of loan-related insurance products as well as insurance-related investment products. Insurance income for the three and six months ended June 30, 1997 totalled $1.3 million and $2.6 million compared to $1.3 million and $5.7 million for the same periods in 1996.

Real estate operations include the ongoing costs of operation and disposition associated with the Company's REOs. Real estate operations had losses of $0.4 million and $0.6 million for the three and six months ended June 30, 1997 compared to earnings of $0.2 million and losses of $1.4 million for the same periods in 1996.

NONINTEREST EXPENSE

Noninterest expense consists of salaries and employee benefits, occupancy expense, insurance and other operating expenses. Noninterest expense increased to $63.3 million and $121 million for the three and six months ended June 30, 1997 compared to $46.6 million and $86.5 million for the same periods in 1996. Compensation and benefits increased primarily due to expansion of operations in both the automobile lending and mortgage banking businesses (which were substantially completed in 1996). The ratio of annualized operating expense to average serviced loans was 2.6% for the three and six months ended June 30, 1997 compared to 2.6% and 2.5% for the comparable periods in 1996.

INCOME TAXES

The effective tax rates for the six months ended June 30, 1997 and 1996 were 42.2% and 41.6%, respectively.

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

During the first six months of 1997, the Company purchased $260 million of MBS to increase interest spreads. These securities have been segregated, on an individual security basis, into the available for sale portfolio and the held to maturity portfolio in the financial statements in accordance with management's intent and ability to hold the securities to maturity. These purchases included both fixed and adjustable rate MBS.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the regulations promulgated thereunder established certain minimum levels of regulatory capital for savings institutions supervised by the Office of Thrift Supervision ("OTS"). The Company's wholly-owned subsidiary, Western Financial Bank, ("the Bank") is a federally chartered savings bank. As such, it must follow specific capital guidelines stipulated by the OTS which involve quantitative measures of the Bank's assets, liabilities and certain off balance sheet items as calculated under regulatory accounting practices. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations which could have a direct material effect on the Company's financial statements.

At June 30, 1997 and December 31, 1996, according to the OTS, the Bank is categorized as "well capitalized" under the prompt corrective action ("PCA") regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To be categorized as "well capitalized", the Bank must maintain minimum capital ratios as set forth in the table below. The Bank's capital is subject to review by federal regulators for the components, amounts, risk weighting classifications and other factors. There are no conditions or events since June 30, 1997 that management believes have changed the Bank's category.

The following table summarizes the Bank's actual capital and required capital as of June 30, 1997 and December 31, 1996:


                                                           TANGIBLE         CORE        RISK-BASED
                                                            CAPITAL        CAPITAL        CAPITAL
                                                            -------        -------        -------
   JUNE 30, 1997                                                  (DOLLARS IN THOUSANDS)
   -------------
   Actual Capital:
      Amount                                                $383,596       $383,596       $521,962
      Capital ratio                                            10.43%         10.43%         10.65%
   FIRREA minimum required capital:
      Amount                                                 $55,148       $110,296       $392,041
      Capital ratio                                             1.50%          3.00%          8.00%
      Excess                                                $328,448       $273,300       $129,921
   FDICIA well capitalized required capital:
      Amount                                                 N/A           $184,853       $490,051
      Capital ratio                                          N/A               5.00%         10.00%
      Excess                                                 N/A           $198,743        $31,911

   DECEMBER 31, 1996
   -----------------
   Actual Capital:
      Amount                                               $348,938       $348,938       $467,563
      Capital ratio                                           10.53%         10.53%         10.91%
   FIRREA minimum required capital:
      Amount                                                $49,707        $99,414       $342,915
      Capital ratio                                            1.50%          3.00%          8.00%
      Excess                                               $299,231       $249,524       $124,648
   FDICIA well capitalized required capital:
      Amount                                                 N/A          $166,838       $428,644
      Capital ratio                                          N/A              5.00%         10.00%
      Excess                                                 N/A          $182,100        $38,919

The following table reconciles the Bank's capital in accordance with generally accepted accounting principles ("GAAP") to the Bank's tangible, core and risk-based capital as of June 30, 1997 and December 31, 1996.

                                                              JUNE 30,      DECEMBER 31,
                                                                1997            1996
                                                              ---------     -----------
                                                                 (DOLLARS IN THOUSANDS)
Bank shareholder's equity-GAAP basis                          $ 370,835       $ 337,958
Adjustment: Unrealized gains under SFAS 115, net of tax          (2,852)         (1,083)
  Less:  Non-permissible activities at required phase-in        (10,286)        (13,135)
  Add:  Minority interest in equity of subsidiaries              29,092          28,061
  Less:  Excess qualifying PMSRs                                 (3,193)         (2,863)
                                                              ---------       ---------
Total tangible and core capital                                 383,596         348,938
Adjustments for risk-based capital:
Subordinated Debentures(1)                                      106,624         106,559

  General loan valuation allowance (2)                           34,119          36,298

  Less:  Fully capitalized assets                                (2,377)        (24,232)
                                                              ---------       ---------
  Risk-based capital                                          $ 521,962       $ 467,563
                                                              =========       =========

----------
(1) Excludes capitalized discounts and issue costs.
(2) Limited to 1.25% of risk-weighted assets.

                           FORWARD-LOOKING STATEMENTS

The preceding Management Discussion and Analysis of Financial Condition and Results of Operations section contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a new "safe harbor" for certain forward- looking statements.
The 10Q contains forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The forward-looking terminology such as "believe", "expect", "anticipate", "intend", "may", "will", "should", "estimate", "continue" and/or the negative or other comparable expressions thereof which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for consumer, mortgage and commercial loans, which is affected by such external factors as the level of interest rates, the strength of the various segments of the economy, debt burden held by the consumer and demographics of the Company's lending markets; (2) the direction of interest rates; (3) fluctuations between interest rates and the cost of funds; (4) the effect of federal and state regulation on the Company's operations; (5) competition within the financial services industry; (6) the availability and cost of securitization transactions and (7) continued dealer and broker relationships.

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

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   EXHIBITS

         Exhibit 11  Computation of Earnings Per Share

         Exhibit 27  Financial Data Schedule

   (b)   REPORTS ON FORM 8-K

         A report on form 8-K was filed July 15, 1997 announcing the results for its second quarter and six months ended June 30, 1997, and reported that Western Financial Bank had filed a registration statement with the Office of Thrift Supervision with the intent of issuing $150 million of subordinated debentures.

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

                                    WESTCORP
--------------------------------------------------------------------------------
                                  (Registrant)





 Date: August 11, 1997                 By:  /s/ JOY SCHAEFER
                                           ------------------------------------
                                           Joy Schaefer
                                           Senior Executive Vice President and
                                           Chief Operating Officer

 Date: August 11, 1997                 By:  /s/ LEE WHATCOTT
                                           ------------------------------------
                                           Lee A. Whatcott
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                                 EXHIBIT INDEX


                                                                  SEQUENTIALLY
   Exhibit                                                          NUMBERED
     No.        Description                                          PAGES
   -------      -----------                                       ------------
     11         Computation of Earnings Per Share                      35

     27         Financial Data Schedule                                36