Form 10-Q
period 1997-09-30
WESTCORP /CA/
filed 1997-11-14
CIK 813461

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                          COMMISSION FILE NUMBER 1-9910
                          -----------------------------


                                    WESTCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                                      51-0308535
        ------------------------------                     -------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]

As of September 30, 1997, the registrant had 26,255,925 outstanding shares of common stock, $1.00 par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 37.

                            WESTCORP AND SUBSIDIARIES

                                    FORM 10-Q

                               SEPTEMBER 30, 1997

                                TABLE OF CONTENTS
                                 --------------

                                                                                Page No.
                                                                                --------

PART I. FINANCIAL INFORMATION

   Item 1.     Financial Statements

               Consolidated Statements of Financial Condition at
               September 30, 1997 and December 31, 1996                             3

               Consolidated Statements of  Income for  the
               Three and Nine Months Ended September 30, 1997 and 1996              4

               Consolidated Statements of Cash Flows for the
               Nine Months Ended September 30, 1997 and 1996                        5

               Notes to Unaudited Consolidated Financial Statements                 7

   Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                  16

PART II.       OTHER INFORMATION

   Item 1.     Legal Proceedings                                                    33

   Item 2.     Changes in Securities                                                33

   Item 3.     Defaults Upon Senior Securities                                      33

   Item 4.     Submission of Matters to a Vote of Security Holders                  33

   Item 5.     Other Information                                                    33

   Item 6.     Exhibits and Reports on Form 8-K                                     33

SIGNATURES                                                                          34

Exhibit Index                                                                       35

Exhibit 11     Computation of Earnings Per Share                                    36

Exhibit 27     Financial Data Schedule                                              37

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            WESTCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                                                          SEPTEMBER 30,         DECEMBER 31,
                                                                                              1997                  1996
                                                                                          ------------          ------------
                                                                                                (DOLLARS IN THOUSANDS)
 ASSETS
  Cash, interest-bearing deposits with other financial institutions and
     other short-term investments                                                         $     75,875          $    138,378
  Investment securities held to maturity (fair value 1997: $4,697; 1996: $3,160)                 4,706                 3,171
  Investment securities available for sale                                                     126,626               142,344
  Mortgage-backed securities held to maturity (fair value 1997: $397,722;
     1996: $442,229)                                                                           390,705               438,662
  Mortgage-backed securities available for sale                                                593,551               410,886
  Loans receivable, net of allowance for loan losses (1997: $34,517;
     1996: $40,211)                                                                          1,182,042             1,232,235
  Loans held for sale                                                                          722,302               458,973
  Amounts due from trusts                                                                      259,099               191,469
  Retained interests in securitized assets                                                     172,335               121,597
  Capitalized servicing rights                                                                  36,530                28,640
  Premises and equipment, net                                                                   91,997                82,137
  Real estate owned, net                                                                         6,697                11,279
  Interest receivable                                                                           18,595                15,794
  Excess of purchase cost over net assets acquired                                                 867                   930
  Federal Home Loan Bank stock                                                                  41,084                31,967
  Other assets                                                                                  34,351                26,583
                                                                                          ------------          ------------
                                                                                          $  3,757,362          $  3,335,045
                                                                                          ============          ============
LIABILITIES
  Deposits                                                                                $  1,937,816          $  1,873,942
  Securities sold under agreements to repurchase                                               303,088               287,412
  Short-term borrowings                                                                        119,770                55,945
  Federal Home Loan Bank advances                                                              204,573               226,000
  Amounts held on behalf of trustee                                                            513,868               393,449
  Other liabilities                                                                             54,345                47,058
                                                                                          ------------          ------------
                                                                                             3,133,460             2,883,806

SUBORDINATED DEBENTURES                                                                        251,800               104,917

MINORITY INTERESTS                                                                              30,650                28,392

SHAREHOLDERS' EQUITY:
  Common stock, par value $1.00 per share; authorized 45,000,000 shares; issued and outstanding 26,255,925 shares as of September 30, 1997 and
     25,996,618 shares as of December 31, 1996                                                  26,256                25,997
  Paid-in capital                                                                              186,854               185,742
  Retained earnings                                                                            123,976               105,108
  Unrealized gains on securities available for sale and retained interests
     in securitized assets, net of tax                                                           4,366                 1,083
                                                                                          ------------          ------------
                                                                                               341,452               317,930
                                                                                          ------------          ------------
                                                                                          $  3,757,362          $  3,335,045
                                                                                          ============          ============


----------
See accompanying notes to unaudited consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                    Three Months Ended                    Nine Months Ended
                                                                       September 30,                         September 30,
                                                             -------------------------------       -------------------------------
                                                                 1997               1996               1997                1996
                                                             ------------       ------------       ------------       ------------
Interest income:                                                           (Dollars in thousands, except share amounts)
  Loans, including fees                                      $     49,452       $     42,861       $    140,478       $    127,437
  Mortgage-backed securities                                       17,976             15,055             51,059             41,662
  Investment securities                                             1,768              2,056              5,623              5,680
  Other                                                             2,104              1,259              5,228              4,380
                                                             ------------       ------------       ------------       ------------
    TOTAL INTEREST INCOME                                          71,300             61,231            202,388            179,159
Interest expense:
  Deposits                                                         27,585             24,447             80,000             74,143
  Federal Home Loan Bank advances and other borrowings              9,672              6,048             25,414             17,236
  Securities sold under agreements to repurchase                    4,919              3,587             13,276             11,561
                                                             ------------       ------------       ------------       ------------
    TOTAL INTEREST EXPENSE                                         42,176             34,082            118,690            102,940
                                                             ------------       ------------       ------------       ------------
    NET INTEREST INCOME                                            29,124             27,149             83,698             76,219
Provision for loan losses                                           2,223              3,097              9,196             10,150
                                                             ------------       ------------       ------------       ------------
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                                    26,901             24,052             74,502             66,069
Noninterest income:
  Automobile lending                                               40,753             38,677            135,100            111,198
  Mortgage banking                                                  6,194              4,629             18,350             14,370
  Investment and mortgage-backed
   securities gains (losses)                                        1,266               (146)             2,103             (2,029)
  Insurance income                                                  1,856              4,935              4,436             10,621
  Real estate operations                                              587               (905)               (39)            (2,256)
  Rental operations                                                  (336)              (128)              (949)              (212)
  Miscellaneous                                                     1,100                267              1,805              1,410
                                                             ------------       ------------       ------------       ------------
    TOTAL NONINTEREST INCOME                                       51,420             47,329            160,806            133,102
Noninterest expense:
  Salaries and employee benefits                                   36,010             27,564            106,327             78,895
  Occupancy                                                         3,941              2,766             11,611              7,719
  Insurance*                                                          485             13,197              1,234             15,596
  Miscellaneous                                                    20,568             18,151             62,394             45,954
                                                             ------------       ------------       ------------       ------------
    TOTAL NONINTEREST EXPENSE                                      61,004             61,678            181,566            148,164
                                                             ------------       ------------       ------------       ------------
    INCOME BEFORE INCOME TAXES                                     17,317              9,703             53,742             51,007
Income taxes                                                        7,268              4,237             22,655             21,401
                                                             ------------       ------------       ------------       ------------
    INCOME BEFORE MINORITY INTEREST                                10,049              5,466             31,087             29,606
Minority interest in earnings of subsidiaries                       1,121              1,987              4,378              5,603
                                                             ------------       ------------       ------------       ------------
    NET INCOME                                               $      8,928       $      3,479       $     26,709       $     24,003
                                                             ============       ============       ============       ============
NET INCOME PER COMMON SHARE
  AND COMMON SHARE EQUIVALENTS                               $       0.34       $       0.13       $       1.01       $       0.92
                                                             ============       ============       ============       ============
CASH DIVIDENDS DECLARED PER COMMON SHARE
  AND COMMON SHARE EQUIVALENTS                               $       0.10       $       0.10       $       0.30       $       0.30
                                                             ============       ============       ============       ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  AND COMMON SHARE EQUIVALENTS                                 26,488,219         26,265,693         26,331,254         26,186,500
                                                             ============       ============       ============       ============


*Includes the $12.0 million one-time assessment to recapitalize the Savings Association Insurance Fund in the third quarter of 1996.


----------
See accompanying notes to unaudited consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                               NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                          -----------------------------
                                                                                             1997                1996
                                                                                          ---------           ---------
                                                                                              (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES:
Net income                                                                                $  26,709           $  24,003
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Provision for loan losses                                                                9,196              10,150
     Depreciation and amortization                                                           11,672               7,392
     Amortization of retained interests in securitized assets                                33,165              50,783
     Amortization of capitalized servicing rights                                             6,398               3,956
     (Increase) decrease in interest receivable                                              (2,801)              2,010
     (Gain) loss on sale of investment securities and mortgage-backed securities             (1,744)              2,116
     Gain on sale of loans                                                                  (38,755)            (40,263)
     Gain on sale of capitalized servicing                                                   (1,451)
     Gain on sale of real estate owned                                                       (2,259)             (1,458)
     Increase (decrease) in interest payable                                                    610              (1,208)
Net change in loans held for sale                                                          (224,574)             62,019
Other, net                                                                                      145             (13,714)
                                                                                          ---------           ---------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                        (183,689)            105,786

INVESTING ACTIVITIES:
Investment securities held to maturity:
   Purchases                                                                                 (1,640)             (1,175)
   Proceeds from maturities                                                                     103
Investment securities available for sale:
   Purchases                                                                                (29,937)            (42,774)
   Proceeds from sale                                                                                             1,915
   Proceeds from maturities                                                                  48,000              33,000
Mortgage-backed securities held to maturity:
   Purchases                                                                                   (934)               (336)
   Payments                                                                                  47,502              61,399
Mortgage-backed securities available for sale:
   Purchases                                                                               (298,289)           (299,311)
   Proceeds from sale                                                                        94,776             197,137
   Payments                                                                                  25,624              25,903
Net change in loans receivable                                                               26,757              44,729
Increase in retained interests in securitized assets                                        (83,359)            (75,191)
Increase in capitalized servicing rights                                                    (17,488)            (12,149)
Proceeds from sale of capitalized servicing rights                                            4,651
Additions to premises and equipment                                                         (20,749)            (13,479)
Disposition of real estate owned                                                             21,288              14,806
Purchase of FHLB stock                                                                      (18,171)             (3,621)
Proceeds from sale of FHLB stock                                                              9,054               1,771
Increase in amounts due from trusts                                                         (67,630)            (60,230)
                                                                                          ---------           ---------
NET CASH USED IN INVESTING ACTIVITIES                                                      (260,442)           (127,606)


----------
See accompanying notes to unaudited consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                       -----------------------------
                                                                                          1997                1996
                                                                                       ---------           ---------
                                                                                           (DOLLARS IN THOUSANDS)
FINANCING ACTIVITIES:
Increase (decrease) in deposits                                                        $  63,874           $ (32,025)
Increase (decrease) in securities sold under agreements to repurchase                     15,676            (165,394)
Increase in short-term borrowings                                                         63,825              42,589
(Decrease) increase in FHLB advances, net                                                (21,427)             33,000
Increase in amounts held on behalf of trustee                                            120,419              52,577
Increase in subordinated debentures                                                      146,366
Increase in minority interest                                                              2,354               4,441
Proceeds from issuance of common stock                                                       845                 962
Repurchase of subsidiary stock                                                            (2,462)
Cash dividends                                                                            (7,842)             (7,523)
                                                                                       ---------           ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                      381,628             (71,373)
                                                                                       ---------           ---------

Decrease in cash and cash equivalents                                                    (62,503)            (93,193)
Cash and cash equivalents at beginning of period                                         138,378             162,880
                                                                                       ---------           ---------
Cash and cash equivalents at end of period                                             $  75,875           $  69,687
                                                                                       =========           =========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
   Interest                                                                            $ 118,080           $ 104,146
   Income taxes                                                                            5,051              17,884

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:
  Acquisition of real estate acquired through foreclosure                              $  14,447           $  19,088
  Unrealized gains (losses) on securities available for sale and retained
     interests in securitized assets, net of tax                                           3,283                (594)
  Change in subsidiary's equity due to unrealized gains on retained interests
     in securitized assets                                                                    75


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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Westcorp's annual report on Form 10-K for the year ended December 31, 1996.

Certain amounts from the 1996 Consolidated Financial Statements have been reclassified to conform to the 1997 presentation.

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1997, Westcorp (the "Company") adopted Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". See "Note G - Securitized Assets" in the Company's Unaudited Consolidated Financial Statements.

In February 1997, the Financial Accounting Standards Board ("FASB") issued "SFAS No. 128, Earnings per Share", which is required to be adopted on December 31, 1997. Earlier application of SFAS 128 is not permitted. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of SFAS 128 on the calculation of primary earnings per share and fully diluted earnings per share is not expected to be material.

In June 1997, the FASB issued "SFAS No. 130, Reporting Comprehensive Income". This statement is effective with the year-end 1998 financial statements; however, a total for comprehensive income is required in the financial statements of interim periods beginning with the first quarter of 1998. Reclassification of financial statements for earlier periods provided for comparative purposes is required. This Statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It requires that a company classify items of other comprehensive income, as defined by accounting standards, by their nature (e.g., unrealized gains or losses on securities available for sale and retained interests in securitized assets) in a financial statement with the same prominence as other financial statements, but does not require a specific format for that statement. The Company is in the process of determining its preferred format. The accumulated balance of other comprehensive income is to be displayed separately from retained earnings and additional paid-in capital in the equity section of the consolidated statements of financial condition.

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In June 1997, the FASB issued "SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information." This Statement provides guidance for the way public enterprises report information about operating segments in annual financial statements and requires selected information about operating segments in annual financial statements and in interim financial reports. It also requires certain related disclosures about products and services, geographic areas and major customers. The segment and other information disclosure are required for the year ended December 31, 1998. In the initial year of application, comparative information for earlier years is to be restated.

DERIVATIVES

The Company has entered into or committed to interest rate caps, swaps and two-year Treasury securities forward agreements as hedges against market value changes in designated portions of its mortgage backed securities and loans held for sale portfolios. Recognition of unrealized gains and losses on these contracts are deferred until the sale of mortgage-backed securities or loans. When the related mortgage-backed securities or loans are sold, the deferred gains or losses from these contracts are recognized in the Statements of Income as a component of mortgage banking and investment and mortgage-backed securities gains and losses.

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B - INVESTMENT SECURITIES HELD TO MATURITY
Investment securities held to maturity were as follows:


                                                                     SEPTEMBER 30, 1997
                                             ------------------------------------------------------------------
                                                                   GROSS            GROSS
                                               AMORTIZED        UNREALIZED        UNREALIZED           FAIR
                                                 COST              GAIN              LOSS              VALUE
                                             ------------      ------------      ------------      ------------
                                                                   (DOLLARS IN THOUSANDS)
U.S. Treasury securities and
   obligations of other U.S. Government
   agencies and corporations                 $      1,502                        $          9      $      1,493
Other                                               3,204                                                 3,204
                                             ------------      ------------      ------------      ------------
                                             $      4,706                        $          9      $      4,697
                                             ============      ============      ============      ============


                                                                    DECEMBER 31, 1996
                                             ------------------------------------------------------------------
                                                                 GROSS             GROSS
                                              AMORTIZED        UNREALIZED        UNREALIZED            FAIR
                                                 COST             GAIN              LOSS              VALUE
                                             -------------    -------------     -------------     -------------
                                                                 (DOLLARS IN THOUSANDS)
U.S. Treasury securities and
   obligations of other U.S. Government
   agencies and corporations                $       1,504                       $          11     $       1,493
Other                                               1,667                                                 1,667
                                            -------------     -------------     -------------     -------------
                                            $       3,171                       $          11     $       3,160
                                            =============     =============     =============     =============


NOTE C - INVESTMENT SECURITIES AVAILABLE FOR SALE
Investment securities available for sale were as follows:


                                                                    SEPTEMBER 30, 1997
                                            ------------------------------------------------------------------
                                                                GROSS              GROSS
                                              AMORTIZED       UNREALIZED         UNREALIZED           FAIR
                                                 COST            GAIN               LOSS             VALUE
                                            -------------    -------------      -------------    -------------
                                                                  (DOLLARS IN THOUSANDS)
U.S. Treasury securities and
   obligations of other U.S. Government
   agencies and corporations                $     125,173     $         360     $         546     $     124,987
Obligations of states and political
   subdivisions                                     1,511                11                 6             1,516
Other                                                 176                                  53               123
                                            -------------     -------------     -------------     -------------
                                            $     126,860     $         371     $         605     $     126,626
                                            =============     =============     =============     =============

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                  DECEMBER 31, 1996
                                               --------------------------------------------------------
                                                                GROSS          GROSS
                                                AMORTIZED     UNREALIZED     UNREALIZED       FAIR
                                                   COST          GAIN           LOSS         VALUE
                                               ------------- -------------  ------------- -------------
                                                               (DOLLARS IN THOUSANDS)
U.S. Treasury securities and
   obligations of other U.S. Government
   agencies and corporations                   $     141,981                $       1,175 $     140,806
Obligations of states and political
   subdivisions                                        1,512 $           1                        1,513
Other                                                     79                           54            25
                                               ------------- -------------  ------------- -------------
                                               $     143,572 $           1  $       1,229 $     142,344
                                               ============= =============  ============= =============


NOTE D - MORTGAGE-BACKED SECURITIES HELD TO MATURITY
Mortgage-backed securities held to maturity consisted of the following:


                                                                 SEPTEMBER 30, 1997
                                               --------------------------------------------------------
                                                                GROSS          GROSS
                                                AMORTIZED     UNREALIZED     UNREALIZED       FAIR
                                                   COST          GAIN           LOSS         VALUE
                                               ------------- -------------  ------------- -------------
                                                               (DOLLARS IN THOUSANDS)
GNMA certificates                              $     304,045 $       7,700  $       1,422 $     310,323
FNMA participation certificates                       78,332           454                       78,786
FHLMC participation certificates                       6,359           285                        6,644
Other participation certificates                       1,969                                      1,969
                                               ------------- -------------  ------------- -------------
                                               $     390,705 $       8,439  $       1,422 $     397,722
                                               ============= =============  ============= =============


                                                                   DECEMBER 31, 1996
                                               --------------------------------------------------------
                                                                GROSS          GROSS
                                                AMORTIZED     UNREALIZED     UNREALIZED       FAIR
                                                   COST          GAIN           LOSS         VALUE
                                               ------------- -------------  ------------- -------------
                                                                (DOLLARS IN THOUSANDS)
GNMA certificates                              $     346,098 $       5,447  $       2,497 $     349,048
FNMA participation certificates                       84,005           394                       84,399
FHLMC participation certificates                       7,358           223                        7,581
Other participation certificates                       1,201                                      1,201
                                               ------------- -------------  ------------- -------------
                                               $     438,662 $       6,064  $       2,497 $     442,229
                                               ============= =============  ============= =============

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E - MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE
Mortgage-backed securities available for sale were as follows:


                                                                      SEPTEMBER 30, 1997
                                                    -------------------------------------------------------
                                                                      GROSS        GROSS
                                                      AMORTIZED    UNREALIZED   UNREALIZED       FAIR
                                                        COST          GAIN         LOSS          VALUE
                                                    -------------- ------------ ------------ --------------
                                                                    (DOLLARS IN THOUSANDS)
GNMA certificates                                   $      510,380 $     10,731 $      3,185 $      517,926
FNMA participation certificates                             68,323            9          269         68,063
FHLMC participation certificates                             7,562           30           30          7,562
                                                    -------------- ------------ ------------ --------------
                                                    $      586,265 $     10,770 $      3,484 $      593,551
                                                    ============== ============ ============ ==============


                                                                    December 31, 1996
                                                    ------------------------------------------------------
                                                                      GROSS        GROSS
                                                      AMORTIZED    UNREALIZED   UNREALIZED       FAIR
                                                        COST          GAIN         LOSS         VALUE
                                                    -------------- ------------ ------------ -------------
                                                                   (DOLLARS IN THOUSANDS)
GNMA certificates                                   $      318,505 $      5,206 $      1,935 $     321,776
FNMA participation certificates                             72,214           61          292        71,983
FHLMC participation certificates                            17,092          118           83        17,127
                                                    -------------- ------------ ------------ -------------
                                                    $      407,811 $      5,385 $      2,310 $     410,886
                                                    ============== ============ ============ =============

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F - NET LOANS RECEIVABLE
Net loans receivable consisted of the following:


                                       SEPTEMBER 30,       DECEMBER 31,
                                            1997               1996
                                       -------------       -------------
                                             (DOLLARS IN THOUSANDS)
Real Estate:
   Mortgage                            $   1,600,811       $   1,435,789
   Construction                               11,264               5,501
                                       -------------       -------------
       Total real estate loans             1,612,075           1,441,290
Less:  Undisbursed loan proceeds               4,202               2,398
                                       -------------       -------------
       Net real estate loans               1,607,873           1,438,892
  Consumer:
       Sales contracts                       256,832             267,715
       Other                                  78,442              50,911
Less: Unearned discounts                     (27,636)            (33,768)
                                       -------------       -------------
        Total consumer loans                 307,638             284,858
  Commercial                                  22,257               7,867
                                       -------------       -------------
   Total loans                             1,937,768           1,731,617

Allowance for loan losses                    (34,517)            (40,211)
Net deferred loan costs (fees)                 1,093                (198)
                                       -------------       -------------
        Total                              1,904,344           1,691,208
Less:  Loans held for sale
   Mortgage                                  538,857             272,670
   Consumer                                  183,445             186,303
                                       -------------       -------------
        Total loans held for sale            722,302             458,973
                                       -------------       -------------
Net loans receivable                   $   1,182,042       $   1,232,235
                                       =============       =============


Loans serviced by the Company for the benefit of others totalled approximately $8.0 billion and $7.2 billion at September 30, 1997 and December 31, 1996, respectively. These amounts are not reflected in the accompanying Unaudited Consolidated Statements of Financial Condition.

NOTE G - SECURITIZED ASSETS

SFAS 125 requires that, following a transfer of financial assets, an entity must recognize the assets it controls and the liabilities it has incurred, and derecognize assets for which control has been surrendered and liabilities that have been extinguished. SFAS 125 defines two separate financial assets retained at the time of securitization or sale, retained interests in securitized assets ("RISA"), which represents the excess spread created from securitization or sale, and capitalized servicing rights ("CSR") which represents the benefit derived from retaining the rights to service loans securitized or sold. Previous accounting guidance did not separately distinguish these rights.

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

The following table presents the activity of the RISA:


                                                      THREE MONTHS     NINE MONTHS
                                                         ENDED             ENDED
                                                     SEPTEMBER 30,     SEPTEMBER 30,
                                                          1997              1997
                                                    ---------------   ---------------
                                                         (DOLLARS IN THOUSANDS)

Beginning balance                                   $       159,487   $       121,597
Additions                                                    31,977            83,359
Amortization                                                (19,734)          (33,165)
Change in unrealized gains on RISA                              605               544
                                                    ---------------   ---------------
Ending balance                                      $       172,335   $       172,335
                                                    ===============   ===============


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

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the estimated future undiscounted retained interest earnings to be received from securitizations. Estimated future undiscounted RISA earnings are calculated by taking the difference between the coupon rate of the automobile loans sold and the certificate rate paid to the investors, less the contractually specified servicing fee of 1.0% and guarantor fees, after giving effect to estimated prepayments and assuming no losses. To arrive at the RISA, this amount is reduced by the off balance sheet allowance established for potential future losses and by discounting to present value. Prior to the adoption of SFAS 125, the Company reduced excess spread by the actual cost to service automobile loans instead of the contractually specified servicing fee. The actual cost to service automobile loans is now included in the computation of the CSR.


                                                                                SEPTEMBER 30,
                                                                                     1997
                                                                               --------------
                                                                                 (DOLLARS IN
                                                                                  THOUSANDS)

Estimated net undiscounted RISA earnings                                       $      429,432
Off balance sheet allowance for losses                                               (240,280)
Discount to present value                                                             (16,817)
                                                                               --------------
Retained interests in securitized assets                                       $      172,335
                                                                               ==============
Outstanding balance of automobile loans sold through securitizations           $    3,359,467

Off balance sheet allowance for losses as a percent of automobile
    loans sold through securitizations                                                   7.15%


The Company believes that the off balance sheet allowance for losses is currently adequate to absorb potential losses in the sold portfolio. Had SFAS 125 been in effect at December 31, 1996, the off balance sheet allowance for losses as a percent of automobile loans sold through securitizations would have been 8.03%.

CAPITALIZED SERVICING RIGHTS

Capitalized servicing rights consisted of the following:


                                                        SEPTEMBER 30,   DECEMBER 31,
                                                            1997            1996
                                                        -------------  -------------
                                                           (DOLLARS IN THOUSANDS)
Purchased mortgage servicing rights                     $      16,828       $ 20,994
Originated mortgage servicing rights                           22,389          9,051
Impairment allowance for mortgage servicing rights             (2,687)        (1,405)
                                                        -------------  -------------
                                                        $      36,530       $ 28,640
                                                        =============  =============


The Company retains the rights to service most loans securitized or sold. CSR assets represent the present value of the estimated future earnings to be received from servicing securitized or sold loans. These earnings are calculated by estimating future servicing revenues, including servicing fees, late charges, other ancillary income, and float benefit, less the actual cost to service loans.

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the three and nine months ended September 30, 1997, the Company capitalized servicing rights totalling $7.0 million and $17.5 million, respectively, compared to $2.7 million and $17.1 million for the comparable periods of 1996. The mortgage servicing rights are included in capitalized servicing rights and the amortization is a component of mortgage banking in noninterest income.

The fair value of the CSRs was $47.0 million and $38.3 million at September 30, 1997 and December 31, 1996, respectively. Fair value was determined based on the present value of estimated future earnings. Significant assumptions were based upon prepayment, default, servicing cost and discount rate. For the purpose of estimated fair value, CSRs are stratified on the basis of loan type, loan coupon and loan term.

SFAS 125 also requires that all CSRs be evaluated for impairment based on the excess of the carrying amount of the CSRs over their fair value.

Amortization of capitalized servicing rights are reflected as a component of mortgage banking in noninterest income. Amortization expense for the three and nine months ended September 30, 1997 was $2.8 million and $6.4 million, respectively, compared to $1.4 million and $4.0 million for the comparable periods of 1996.

NOTE H - DIVIDENDS

The Company paid a cash dividend of $0.10 per share on March 4, May 28 and August 27, 1997. On October 29, 1997, the Company announced a cash dividend of $0.10 per share for shareholders of record as of November 13, payable November 24, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               FINANCIAL CONDITION

Western Financial Bank, a wholly-owned subsidiary of the Company issued $150 million of 8.875% subordinated capital debentures due 2007 on July 25, 1997. Proceeds were used to (1) fund the operations of WFS Financial Inc, a consumer lending subsidiary, (2) pay a dividend to the Company and (3) use the balance for general corporate purposes.

Total assets increased $422 million or 12.7% to $3.8 billion at September 30, 1997 from $3.3 billion at December 31, 1996. This increase is primarily the result of an increase in mortgage-backed securities available for sale and loans held for sale.

LOANS

Loans (including loans held for sale), net of unearned discounts and undisbursed loan proceeds, increased $213 million or 12.6% from $1.7 billion at December 31, 1996 to $1.9 billion at September 30, 1997. The increase is due to an increase in the volume of origination. The Company has retained the servicing on substantially all loans sold and receives a servicing fee therefrom. Included in the portfolio are loans held for sale of which $539 million are mortgage loans secured primarily by single family residences and $183 million which are consumer loans secured by automobiles.

Consumer loan originations increased by $53.0 million and $207 million to $614 million and $1.8 billion for the three and nine months ended September 30, 1997 from $560 million and $1.6 billion for the same periods in 1996, which represent 9.5% and 13.0% increases in production. The Company securitized $600 million and $1.7 billion of automobile loans for the three and nine months ended September 30, 1997 compared with $535 million and $1.5 billion for the same periods in 1996. At September 30, 1997 the Company conducts its automobile lending operations through 143 offices in 36 states compared to 125 offices in 27 states at September 30, 1996.

Real estate originations increased $406 million and $816 million to $700 million and $1.7 billion for the three and nine months ended September 30, 1997 from $294 million and $854 million for the same periods in 1996, which represent 138% and 95% increases in production. The increase in real estate originations is the result of a more favorable market environment in California and a better utilization of the Company's expanding origination capacity. The following table sets forth the loan origination, purchase and sale activity of the Company for the periods indicated, excluding net deferred loan fees:

                                             Three Months Ended September 30,
                              -----------------------------------------------------------------
                                          1997                               1996
                              ------------------------------  ---------------------------------
                                MORTGAGE          CONSUMER          MORTGAGE          CONSUMER
                              -----------       -----------       -----------       -----------
                                                   (DOLLARS IN THOUSANDS)
Beginning balance             $ 1,533,273       $   320,894       $ 1,329,369       $   306,719
Originations (1)                  700,496           613,769           294,086           560,732
Sales (2)                        (520,245)         (600,000)         (225,296)         (535,000)
Principal reductions (3)         (105,651)          (27,025)          (56,733)          (16,235)
                              -----------       -----------       -----------       -----------
Ending balance                $ 1,607,873       $   307,638       $ 1,341,426       $   316,216
                              ===========       ===========       ===========       ===========



                                                Nine Months Ended September 30,
                              -----------------------------------------------------------------
                                          1997                               1996
                              -----------------------------       -----------------------------
                                MORTGAGE          CONSUMER          MORTGAGE          CONSUMER
                              -----------       -----------       -----------       -----------
                                                   (DOLLARS IN THOUSANDS)
Beginning balance             $ 1,438,892       $   284,858       $ 1,409,964       $   335,625
Originations (1)                1,670,380         1,799,184           854,462         1,592,064
Sales (2)                      (1,296,308)       (1,690,000)         (747,206)       (1,545,000)
Principal reductions (3)         (205,091)          (86,404)         (175,794)          (66,473)
                              -----------       -----------       -----------       -----------
Ending balance                $ 1,607,873       $   307,638       $ 1,341,426       $   316,216
                              ===========       ===========       ===========       ===========

-------------
(1)   Includes sales contracts purchased from automobile dealers.

(2) Loans sold or securitized for which the Company generally retains servicing.

(3)   Includes scheduled payments, prepayments and chargeoffs.

The real estate loan portfolio (including those classified as held for sale and excluding net deferred loan costs) consisted of the following:


                                         SEPTEMBER 30, 1997           DECEMBER 31, 1996
                                      ------------------------     ------------------------
                                        AMOUNT            %          AMOUNT            %
                                      ----------       -------     ----------       -------
                                                              (DOLLARS IN THOUSANDS)
Single family residential loans:
    First trust deeds                 $1,076,680          67.0%    $  925,353          64.3%
    Second trust deeds                    82,497           5.1         55,778           3.9
                                      ----------       -------     ----------       -------
                                       1,159,177          72.1        981,131          68.2
Multifamily residential loans            434,026          27.0        453,425          31.5
Construction loans                        11,264           0.7          5,501           0.4
Nonresidential loans                       7,608           0.5          1,233           0.1
                                      ----------       -------     ----------       -------
                                       1,612,075         100.3      1,441,290         100.2
Less:  Undisbursed loan proceeds           4,202           0.3          2,398           0.2
                                      ----------       -------     ----------       -------
                                      $1,607,873         100.0%    $1,438,892         100.0%
                                      ==========       =======     ==========       =======

The Company's real estate portfolio consisted primarily of adjustable rate mortgage loans (excluding net deferred loan costs) as shown below:


                                          SEPTEMBER 30, 1997            DECEMBER 31, 1996
                                       ------------------------     ------------------------
                                         AMOUNT            %          AMOUNT            %
                                       ----------       -------     ----------       -------
                                                        (DOLLARS IN THOUSANDS)
Fixed rate loans                       $  355,667          22.1%    $  290,814          20.2%
Adjustable rate loans:
    Negative amortization                 762,744          47.5        831,701          57.8
    Without negative amortization         489,462          30.4        316,377          22.0
                                       ----------       -------     ----------       -------
                                       $1,607,873         100.0%    $1,438,892         100.0%
                                       ==========       =======     ==========       =======


The composition of the consumer loan portfolio, all of which is fixed rate, was as follows:



                                          SEPTEMBER 30, 1997            DECEMBER 31, 1996
                                       ------------------------     ------------------------
                                         AMOUNT            %          AMOUNT            %
                                       ----------       -------     ----------       -------
                                                        (DOLLARS IN THOUSANDS)
Automobile loans, net                  $  229,196          74.5%    $  233,947          82.1%
Other                                      78,442          25.5         50,911          17.9
                                       ----------       -------     ----------       -------
                                       $  307,638         100.0%    $  284,858         100.0%
                                       ==========       =======     ==========       =======


MORTGAGE-BACKED SECURITIES

During the first nine months of 1997, the Company purchased $299 million and sold $94.8 million of mortgage-backed securities ("MBS"). This is part of the Company's continuing strategy to increase net interest income.

ASSET QUALITY

DELINQUENCY
The percent of loans 60 days or more delinquent remained constant at 1.1% at September 30, 1997 and December 31, 1996. Delinquent loans by type of loan and as a percentage of loans by type are summarized as follows at September 30, 1997 and December 31, 1996:


                                                            SEPTEMBER 30, 1997
                                                         NUMBER OF DAYS DELINQUENT
                                     -------------------------------------------------------------------
                                             60-89                90 OR MORE                TOTAL
                                     -------------------     -------------------     -------------------
                                     AMOUNT          %       AMOUNT          %       AMOUNT          %
                                     -------       -----     -------       -----     -------       -----
                                                          (DOLLARS IN THOUSANDS)

Single family residential loans      $ 3,174         0.3%    $10,494         0.9%    $13,668         1.2%
Multifamily residential loans            623         0.1       3,129         0.7       3,752         0.8
Consumer                               1,948         0.7         830         0.3       2,778         1.0
Construction                                                     395         5.6         395         5.6
                                     -------       -----     -------       -----     -------       -----
                                     $ 5,745         0.3%    $14,848         0.8%    $20,593         1.1%
                                     =======       =====     =======       =====     =======       =====

                                                              December 31, 1996
                                                          NUMBER OF DAYS DELINQUENT
                                     -------------------------------------------------------------------
                                            60-89                 90 OR MORE                TOTAL
                                     -------------------     -------------------     -------------------
                                     AMOUNT          %       AMOUNT          %       AMOUNT          %
                                     -------       -----     -------       -----     -------       -----
                                                          (DOLLARS IN THOUSANDS)

Single family residential loans      $ 1,738         0.2%    $13,528         1.4%    $15,266         1.6%
Multifamily residential loans            358         0.1       1,398         0.3       1,756         0.4
Consumer                               1,560         0.5         964         0.3       2,524         0.8
                                     -------       -----     -------       -----     -------       -----
                                     $ 3,656         0.2%    $15,890         0.9%    $19,546         1.1%
                                     =======       =====     =======       =====     =======       =====


NONPERFORMING ASSETS

Total nonperforming assets ("NPA") decreased $4.6 million or 13.9% to $28.4 million at September 30, 1997 compared to $33.0 million at December 31, 1996. At September 30, 1997, NPAs as a percentage of total assets decreased to 0.8% compared to 1.0% at December 31, 1996.

NPAs consist of nonperforming loans ("NPL") and real estate acquired through foreclosure ("REO"). REOs are carried at lower of cost or fair value less estimated disposition costs. NPLs are defined as all loans (other than consumer loans which are charged off at 120 days) on nonaccrual, which include all mortgage and commercial loans 90 days or more past due or impaired loans. When a loan is designated as nonaccrual, all previously accrued interest is reversed. Interest on nonperforming loans excluded from interest income decreased to $0.7 million at September 30, 1997 from $1.1 million at September 30, 1996.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment based on, among other factors, the fair value of the loan's collateral. At September 30, 1997, impaired loans increased to $7.7 million from $6.9 million at December 31, 1996.

NONPERFORMING LOANS
Nonperforming loans consisted of the following:


                                           SEPTEMBER 30,     DECEMBER 31,
                                               1997              1996
                                           ------------      ------------
                                               (DOLLARS IN THOUSANDS)

Unimpaired loans placed on nonaccrual      $     13,998      $     14,052
Impaired loans                                    7,688             6,887
                                           ------------      ------------
                                           $     21,686      $     20,939
                                           ============      ============

Nonperforming loans by loan type consisted of the following:


                                     SEPTEMBER 30,     DECEMBER 31,
                                         1997               1996
                                     ------------      ------------
                                         (DOLLARS IN THOUSANDS)

Single family residential loans      $     12,897      $     13,639
Multifamily 5-36 units                      4,628             3,327
Multifamily 37+ units                       3,891             3,973
Other                                         270
                                     ------------      ------------
                                     $     21,686      $     20,939
                                     ============      ============


The migration of nonperforming loans and real estate owned from December 31, 1996 to September 30, 1997 is shown below:


                                                    SINGLE
                                                    FAMILY      MULTIFAMILY   MULTIFAMILY
                                     TOTAL        1-4 UNITS    5 - 36 UNITS    37+ UNITS        OTHER
                                 ------------   ------------   ------------   ------------   ------------
                                                            (DOLLARS IN THOUSANDS)

Balance, December 31, 1996       $     20,939   $     13,639   $      3,327   $      3,973
New nonperforming loans                19,685         15,372          2,863          1,180   $        270
REO                                   (11,859)        (9,153)        (1,525)        (1,181)
Cures and payoffs                      (6,038)        (5,027)          (930)           (81)
Chargeoffs                               (989)          (989)
Transfers                                 (52)          (945)           893
                                 ------------   ------------   ------------   ------------   ------------
Balance, September 30, 1997      $     21,686   $     12,897   $      4,628   $      3,891   $        270
                                 ============   ============   ============   ============   ============


REAL ESTATE OWNED


                                                    SINGLE
                                                    FAMILY      MULTIFAMILY   MULTIFAMILY
                                     TOTAL        1-4 UNITS    5 - 36 UNITS    37+ UNITS        OTHER
                                 ------------   ------------   ------------   ------------   ------------
                                                            (DOLLARS IN THOUSANDS)

Balance, December 31, 1996       $     12,063   $      9,178   $      2,515                  $        370
New REO                                19,016         11,583          6,252   $      1,181
Sales                                 (20,210)       (13,502)        (5,527)        (1,181)
Writedowns                             (3,388)        (1,332)        (1,946)                         (110)
                                 ------------   ------------   ------------   ------------   ------------
Balance, September 30, 1997      $      7,481   $      5,927   $      1,294   $          -   $        260
                                 ============   ============   ============   ============   ============


Assets secured by single family residential properties comprised the largest portion of nonperforming assets. As of September 30, 1997, $12.9 million or 59.5% of NPLs and $5.9 million or 79.2% of REOs were secured by single family residential properties.

ALLOWANCE FOR LOAN AND REAL ESTATE LOSSES

Consistent with loan volume, loan sales, losses, nonaccrual loans and other relevant factors, the Company decreased its allowance for loan losses to $34.5 million for September 30, 1997 compared to $40.2 million for December 31, 1996. While the Company's portfolio consists primarily of single family loans, no single loan, borrower or series of loans comprise a significant portion of the total portfolio. The provision and allowance for loan losses are indicative of loan volumes, loss trends and management's analysis of market conditions. The allowance for loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the loan portfolio.

The following table presents summarized data relative to the allowance for loan losses:


                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                      1997               1996
                                                                 --------------     --------------
                                                                        (DOLLARS IN THOUSANDS)

Total loans (2)                                                  $    1,937,768     $    1,731,617
Allowance for loan losses                                                34,517             40,211
Allowance for real estate losses                                            784                784
Loans past due 60 days or more                                           20,593             19,546
Nonperforming loans                                                      21,686             20,939
Nonperforming assets (1)                                                 28,383             33,002
Allowance for loan losses as a percent of:
    Total loans (2)                                                         1.8%               2.4%
    Loans past due 60 days or more                                        167.6%             205.7%
    Nonperforming loans                                                   159.2%             192.0%
Total allowance for loan losses and real estate losses as a
  percent of nonperforming assets                                         124.4%             124.2%
Nonperforming loans as a percent of total loans                             1.1%               1.2%
Nonperforming assets as a percent of total assets                           0.8%               1.0%


----------
(1) Nonperforming loans and real estate owned.
(2) Loans, net of unearned discounts and undisbursed loan proceeds.

The table below provides the activity of the allowance for loan losses:


                                                               THREE MONTHS ENDED                  NINE MONTHS ENDED,
                                                                  SEPTEMBER 30,                       SEPTEMBER 30,
                                                            --------------------------          --------------------------
                                                              1997              1996              1997              1996
                                                            --------          --------          --------          --------
                                                                                 (DOLLARS IN THOUSANDS)

Balance at beginning of period                              $ 36,616          $ 42,066          $ 40,211          $ 39,260
Chargeoffs:
    Mortgage loans                                            (1,250)           (1,888)           (5,762)           (4,324)
    Consumer loans                                            (4,075)           (3,293)          (11,611)          (11,322)
                                                            --------          --------          --------          --------
                                                              (5,325)           (5,181)          (17,373)          (15,646)

Recoveries:
    Mortgage loans                                                 1                55                16             2,008
    Consumer loans                                             1,018             1,187             3,154             3,982
                                                            --------          --------          --------          --------
                                                               1,019             1,242             3,170             5,990
                                                            --------          --------          --------          --------
Net chargeoffs                                                (4,306)           (3,939)          (14,203)           (9,656)
Adjustments (1)                                                  (16)                               (687)            1,470
Provision for loan losses                                      2,223             3,097             9,196            10,150
                                                            --------          --------          --------          --------
Balance at end of period                                    $ 34,517          $ 41,224          $ 34,517          $ 41,224
                                                            ========          ========          ========          ========


Ratio of net chargeoffs during period to average
    loans outstanding during the period (annualized)            0.84%             0.90%             0.96%             0.73%
                                                            ========          ========          ========          ========


----------
(1) Reclassification adjustments related to the acquisition of The Hammond Company and its subsidiaries.


The allowance for real estate losses of $784 thousand remained constant at September 30, 1997 and December 31, 1996.

                              RESULTS OF OPERATIONS

SUMMARY

The Company reported net income of $8.9 million and $26.7 million for the three and nine months ended September 30, 1997, compared to $3.5 million and $24.0 million for the comparable periods of 1996. The September 30, 1996 quarter's results included a one-time pre-tax charge of $12.0 million for the special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"). Return on average assets was 0.94% and 0.98% for the three and nine months ended September 30, 1997, compared to 0.44% and 0.99% for the same periods of 1996. Return on average equity was 10.62% and 10.93% for the three and nine months ended September 30, 1997, compared to 4.45% and 10.44% for the comparable periods of 1996. Net income was primarily affected by the following factors:

    - Net interest income increased resulting from an increase in mortgage-backed securities and real estate loans.

    - Automobile lending income increased at a slower rate than the automobile portfolio due to increasing credit losses.

    - Salaries and employee benefits increased primarily due to the increase in the number of employees as a result of expansion of operations in the automobile lending, mortgage and commercial banking businesses.

    - As mentioned above, insurance expense decreased as a result of a one-time $12.0 million assessment to recapitalize SAIF in the third quarter of 1996.

    - Miscellaneous expense increased primarily as a result of expansion of operations.

NET INTEREST INCOME

Net interest income for the three and nine months ended September 30, 1997 was $29.1 million and $83.7 million. For the same periods of 1996, net interest income totalled $27.1 million and $76.2 million.

The total interest rate spread decreased 34 basis points for the three months ended September 30, 1997, compared to the same period of 1996 due to a decrease of 17 basis points in the yield on interest earning assets while the cost of funds increased by 17 basis points.

The decrease in yield on interest earning assets for the three months ended September 30, 1997, compared to the same period of 1996 was affected by a 74 basis point decrease in the yield on the consumer loan portfolio, which is due to a decrease in the weighted average coupon rate.

The increase in cost of funds for the three months ended September 30, 1997, compared to the same period of 1996 was affected by a 12 basis point increase in subordinated debentures, a 36 basis point increase in securities sold under agreements to repurchase and an 18 basis point decrease in Federal Home Loan Bank advances.

Interest rates for interest earning assets and liabilities for the three and nine months ended September 30, 1997 and 1996 are summarized as follows:


                                                    THREE MONTHS ENDED          NINE MONTHS ENDED,
                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                   --------------------        --------------------
                                                    1997          1996          1997          1996
                                                   ------        ------        ------        ------
                                                   YIELD/        YIELD/        YIELD/        YIELD/
                                                    RATE          RATE          RATE          RATE
                                                   ------        ------        ------        ------

Interest  earning assets:
    Investment securities (1)                        5.41%         5.68%         5.47%         5.51%
    Mortgage-backed securities(1)                    7.26          7.42          7.31          7.26
    Other investments                                6.36          5.28          5.83          5.50

Loans:
    Consumer                                        15.90         16.64         15.97         15.83
    Mortgage (2)                                     7.82          7.75          7.76          7.72
    Commercial                                       8.79                        8.65
                                                   ------        ------        ------        ------
Total interest earning assets                        8.61          8.78          8.55          8.56

Interest bearing liabilities:
    Deposits                                         5.50          5.53          5.53          5.64
    Subordinated debentures                          8.93          8.81          8.87          8.81
    Securities sold under agreements
       to repurchase                                 5.53          5.17          5.49          5.03
    FHLB advances and other borrowings               6.36          6.52          6.34          6.16
                                                   ------        ------        ------        ------
Total interest bearing liabilities                   5.84          5.67          5.79          5.75
                                                   ------        ------        ------        ------

Interest rate spread                                 2.77%         3.11%         2.76%         2.81%
                                                   ======        ======        ======        ======

Net yield on average interest earning assets         3.56%         3.91%         3.53%         3.65%
                                                   ======        ======        ======        ======


----------
(1) Includes both securities available for sale and held to maturity.
(2) For the purposes of these computations, nonaccruing loans are included in the average loan amounts.

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

The Company also originates fixed-rate consumer loans. To minimize interest rate risk associated with its consumer loan portfolio, the Company has sold substantially all of its consumer loan production in securitization transactions in which it has retained the servicing rights. The interest rate passed through to the purchasers of those consumer loans is fixed, which provides off balance sheet matched funding for the majority of the Company's consumer loans. At September 30, 1997, the Company serviced $3.4 billion in consumer loans for others.

Approximately 38% of the Company's other borrowed funds at September 30, 1997 had fixed rates and maturities greater than one year. Of that amount, 75% were subordinated debentures redeemable in three and seven years and maturing in six and ten years.

The Company has entered into or committed to interest rate caps, swaps and two-year Treasury securities forward agreements as hedges against market value changes in designated portions of its MBS and mortgage and consumer loan portfolios. At September 30, 1997, caps with notional amounts totalling $315 million, a swap of $50 million and forward agreements totalling $70 million were outstanding. The cap agreements have strike rates that range from 6.0% to 8.0% and expire between September, 1999 and September, 2003. The swap has a pay rate of 5.9% and expires in December, 2002. The Company uses only counterparties with high credit ratings and further reduces its risk by avoiding any material concentration with a single counterparty. Credit exposure is limited to those agreements with a positive fair value and only to the extent of that fair value.

The sensitivity of earnings to interest rate changes may be measured by the difference, or gap, between the amount of assets and liabilities scheduled to reprice, based on certain assumptions, within the same period expressed as a percentage of interest-earning assets. Conceptually, the lower the amount of this gap, the less sensitive earnings are to interest rate changes. A positive gap means an excess of assets over liabilities repricing during the same period. However, this method of measuring interest rate sensitivity does not take into account the differing repricing characteristics of various types of assets and liabilities. Thus, certain assets and liabilities that have similar maturities or periods to reprice may react differently to changes in market interest rates. For instance, the Company's adjustable rate mortgages are mainly tied to the Eleventh District Cost of Funds which typically lags the market, and also generally have restrictions on the maximum amounts of periodic and/or total changes in interest rates and payments. On the other hand, maturing borrowings have no such restrictions and may reprice at current market rates.

The following table illustrates the projected interest rate maturities, based upon certain assumptions, regarding the major asset and liability categories of the Company at September 30, 1997. The interest rate sensitivity of the Company's assets and liabilities illustrated in the following table could vary substantially if different assumptions were used or actual experience differs from the assumptions set forth.

                       INTEREST RATE SENSITIVITY ANALYSIS
                              AT SEPTEMBER 30, 1997


                                                                                     3 YEARS
                                       WITHIN        3 MONTHS       1 YEAR TO          TO           AFTER 5
                                      3 MONTHS      TO 1 YEAR        3 YEARS         5 YEARS          YEARS         TOTAL
                                    -----------    -----------     -----------     -----------     -----------    -----------
                                                                    (DOLLARS IN THOUSANDS)
Interest earning assets:
Investment securities               $     4,984    $    81,239     $     3,292     $    40,318     $     1,499    $   131,332
Other investments                        41,549            410                                                         41,959
Mortgage-backed securities              189,320        157,025         223,214         145,297         269,400        984,256
Consumer loans (1)                       85,364         61,191         105,873          48,731           6,479        307,638
Mortgage loans:
  Adjustable rate (2)                   981,593        263,551                                                      1,245,144
  Fixed rate (2)                         11,942         45,884          94,178          64,290         139,373        355,667
Construction (2)                          7,062                                                                         7,062
Commercial                               22,257                                                                        22,257
                                    -----------    -----------     -----------     -----------     -----------    -----------
Total interest earning assets         1,344,071        609,300         426,557         298,636         416,751      3,095,315

Interest bearing liabilities:
Deposits:
  Savings accounts (3)                    2,887         11,216          11,891                                         25,994
  Money market deposit
    accounts (3)                         62,621          1,454          17,710           2,051                         83,836
  Certificate of deposit accounts(4)    300,781      1,014,113         397,296          36,260           2,295      1,750,745
Securities sold under agreements
  to repurchase                         303,088                                                                       303,088
FHLB advances (4)                       120,584             19          76,556           6,565             849        204,573
Subordinated debentures                                                                                251,800        251,800
Other borrowings (4)                    114,802                          4,968                                        119,770
                                    -----------    -----------     -----------     -----------     -----------    -----------
Total interest bearing
liabilities                             904,763      1,026,802         508,421          44,876         254,944      2,739,806
                                    -----------    -----------     -----------     -----------     -----------    -----------
Excess interest earning assets
  (liabilities)                         439,308       (417,502)        (81,864)        253,760         161,807        355,509
Effect of hedging activities            365,000                       (100,000)       (165,000)       (100,000)
                                    -----------    -----------     -----------     -----------     -----------    -----------
Hedged excess (deficit)             $   804,308    $  (417,502)    $  (181,864)    $    88,760     $    61,807    $   355,509
                                    ===========    ===========     ===========     ===========     ===========    ===========

Cumulative excess                   $   804,308    $   386,806     $   204,942     $   293,702     $   355,509    $   355,509
                                    ===========    ===========     ===========     ===========     ===========    ===========

Cumulative excess as a
  percentage of total interest
  earning assets                          25.98%         12.50%           6.62%           9.49%          11.49%         11.49%

-----------
(1) Based on contractual maturities adjusted by the Company's historical prepayment rate.
(2) Based on interest rate repricing adjusted for projected prepayments.
(3) Based on assumptions established by the Office of Thrift Supervision
    ("OTS").
(4) Based on contractual maturity.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three and nine months ended September 30, 1997 was $2.2 million and $9.2 million compared to $3.1 million and $10.2 million during the comparable periods of 1996. The Company recorded a lower provision for loan losses for the third quarter of 1997 compared to 1996 as a result of a decline in automobile loan loss experience. The allowance for loan losses as percent of total on balance sheet automobile loans decreased to 2.9% from 3.1% a year earlier.

NONINTEREST INCOME

Total noninterest income for the three and nine months ended September 30, 1997 was $51.4 million and $161 million compared to $47.3 million and $133 million during the comparable periods of 1996. Noninterest income is generated from automobile lending activities, mortgage banking activities, and other ancillary sources.

AUTOMOBILE LENDING
The Company originates and subsequently sells automobile loans in the secondary market with servicing rights retained. Income from automobile lending includes gain from the sale of loans, as well as loan servicing income and other related income such as document fees and late charges. Servicing income represents excess spread earned on securitized automobile loans less any losses not absorbed by the off balance sheet allowance for losses. For the three and nine months ended September 30, 1997, automobile lending generated income of $40.8 million and $135 million compared to $38.7 million and $111 million for the same periods of 1996.

During the three and nine months ended September 30, 1997, net gain from sale of automobile loans totalled $11.6 million and $25.4 million compared to $9.4 million and $31.7 million for the same periods of 1996. The decrease in the gain on sale reported for the nine months ended September 30, 1997 is primarily the result of a narrowing interest rate spread for automobile loans sold which was slightly offset by the increase in the amount of automobile loans sold. Automobile loans sold totalled $600 million and $1.7 billion for the three and nine months ended September 30, 1997 compared to $535 million and $1.5 billion during the same periods of 1996. The gross interest rate spread is affected by general market conditions and overall market interest rates. The risks inherent in interest rate fluctuations are substantially reduced through hedging activities.

Net loan servicing income totalled $19.5 million and $82.4 million for the three and nine months ended September 30, 1997, compared to $21.0 million and $56.7 million for the comparable periods of 1996. Servicing income declined in the third quarter of 1997 compared with the same quarter a year earlier due to increased losses which impacted the amount of servicing income realized. The Company serviced $3.4 billion of consumer loans for others at September 30, 1997 compared to $2.6 billion at September 30, 1996.

Automobile lending income for the three and nine months ended September 30, 1997 and 1996 is summarized as follows:


                                              THREE MONTHS                    NINE MONTHS
                                           ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                        ------------------------        ------------------------
                                          1997            1996            1997            1996
                                        --------        --------        --------        --------
                                                         (DOLLARS IN THOUSANDS)

Gain on sale of automobile loans        $ 11,594        $  9,421        $ 25,429        $ 31,728
Loan servicing income                     19,547          20,960          82,392          56,692
Other fee income                           9,612           8,296          27,279          22,778
                                        --------        --------        --------        --------
                                        $ 40,753        $ 38,677        $135,100        $111,198
                                        ========        ========        ========        ========


MORTGAGE BANKING
The Company originates mortgage loans for sale in the secondary market. Mortgage banking operations include gains and losses on the sale of loans, loan servicing income net of amortization of capitalized servicing rights and other income (primarily late charges). During the three and nine months ended September 30, 1997, mortgage banking generated income of $6.2 million and $18.4 million compared to $4.6 million and $14.4 million for the comparable periods of 1996.

Gains on sale of mortgage loans for the three and nine months ended September 30, 1997 totalled $5.4 million and $13.3 million compared to $2.1 million and $8.5 million during the comparable periods of 1996. The increase in gain on sale of mortgage loans is primarily the result of an increase in the volume of loan sales which rose to $520 million and $1.3 billion for the three and nine months ended September 30, 1997 compared to $225 million and $747 million for the same periods of 1996. Mortgage loans held for sale increased from $273 million at December 31, 1996 to $539 million at September 30, 1997.

Net loan servicing income was $0.2 million and $3.3 million for the three and nine months ended September 30, 1997 compared to $2.1 million and $4.4 million for the comparable periods of 1996. The decrease in loan servicing income is due to increased capitalized servicing rights amortization. At September 30, 1997, the Company serviced $4.6 billion of mortgage loans for others compared to $4.4 billion at September 30, 1996.

Mortgage banking income for the three and nine months ended September 30, 1997 and 1996 is summarized as follows:


                                              THREE MONTHS                   NINE MONTHS
                                           ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                         ----------------------        ----------------------
                                           1997           1996           1997           1996
                                         -------        -------        -------        -------
                                                        (DOLLARS IN THOUSANDS)

Gain on sale of mortgage loans           $ 5,369        $ 2,057        $13,326        $ 8,535
Loan servicing income                        212          2,094          3,335          4,350
Other                                        613            478          1,689          1,485
                                         -------        -------        -------        -------
                                         $ 6,194        $ 4,629        $18,350        $14,370
                                         =======        =======        =======        =======

MISCELLANEOUS
Other sources of income include insurance income and real estate operations. Insurance income is generated primarily from commissions earned on the sale of loan-related insurance products as well as insurance-related investment products. Insurance income for the three and nine months ended September 30, 1997 totalled $1.9 million and $4.4 million compared to $4.9 million and $10.6 million for the same periods in 1996.

Real estate operations include the ongoing costs of operation and disposition associated with the Company's REOs. Real estate operations had income of $0.6 million and losses of $0.04 million for the three and nine months ended September 30, 1997 compared to losses of $0.9 million and $2.3 million for the same periods in 1996.

NONINTEREST EXPENSE

Noninterest expense consists of salaries and employee benefits, occupancy expense, insurance and other operating expenses. Noninterest expense decreased to $61.0 million and increased to $182 million for the three and nine months ended September 30, 1997 compared to $61.7 million and $148 million for the same periods in 1996. Salaries and employee benefits increased primarily due to expansion of operations in both the automobile lending (which were substantially completed in 1996) and mortgage and commercial banking businesses. The increase in miscellaneous expenses is primarily attributable to an increase in the number of loans serviced, automation and centralization programs and expansion into additional states. In addition, insurance expense for the nine months ended September 30, 1996 includes a $12.0 million charge related to the accrual for the SAIF insurance fund recapitalization as discussed in the summary section previously. The ratio of annualized operating expense to average serviced loans was 2.1% and 2.5% for the three and nine months ended September 30, 1997 compared to 2.9% and 2.6% for the comparable periods in 1996.

INCOME TAXES

The effective tax rates for the nine months ended September 30, 1997 and 1996 were 42.2% and 42.0%, respectively.

                         CAPITAL RESOURCES AND LIQUIDITY

The Company has diversified sources of funds generated through its operations. The primary sources include deposits, loan principal and interest payments received, sale of mortgage loans and consumer loans, and the maturity or sale of investment securities and MBS. The Company's wholly-owned subsidiary, Western Financial Bank ("the Bank"), a federally chartered savings bank, issued $150 million of 8.875% subordinated capital debentures due 2007 on July 25, 1997. Other sources include commercial paper, Federal Home Loan Bank advances and repurchase agreements. Prepayments on loans and mortgage-backed securities and deposit inflows and outflows are affected significantly by interest rates, real estate sales activity and general economic conditions.

The Company uses these sources to meet its business needs which include funding maturing certificates of deposits and savings withdrawals, repayment of borrowings, funding loan and investment commitments and real estate operations, meeting operating expenses and maintaining minimum regulatory liquidity and capital levels.

During the first nine months of 1997, the Company purchased $299 million of MBS to increase interest spreads. These securities have been segregated, on an individual security basis, into the available for sale portfolio and the held to maturity portfolio in the Consolidated Financial Statements in accordance with management's intent and ability to hold the securities to maturity. These purchases included both fixed and adjustable rate MBS.

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

At September 30, 1997 and December 31, 1996, according to the OTS, the Bank is categorized as "well capitalized" under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To be categorized as "well capitalized", the Bank must maintain minimum capital ratios as set forth in the table below. The Bank's capital is subject to review by federal regulators for the components, amounts, risk weighting classifications and other factors. There are no conditions or events since September 30, 1997 that management believes have changed the Bank's category.

The following table summarizes the Bank's actual capital and required capital as of September 30, 1997 and December 31, 1996:


                                                 TANGIBLE           CORE          RISK-BASED
                                                  CAPITAL          CAPITAL         CAPITAL
                                                 --------         --------        ----------
                                                           (DOLLARS IN THOUSANDS)
SEPTEMBER 30, 1997
Actual Capital:
  Amount                                         $354,265         $354,265         $639,024
  Capital ratio                                      9.39%            9.39%           12.47%
FIRREA minimum required capital:
  Amount                                         $ 56,586         $113,171         $410,079
  Capital ratio                                      1.50%            3.00%            8.00%
  Excess                                         $297,679         $241,094         $228,945
FDICIA well capitalized required capital:
  Amount                                           N/A            $189,662         $512,598
  Capital ratio                                    N/A                5.00%           10.00%
  Excess                                           N/A            $164,603         $126,426

DECEMBER 31, 1996
Actual Capital:
  Amount                                         $348,938         $348,938         $467,563
  Capital ratio                                     10.53%           10.53%           10.91%
FIRREA minimum required capital:
  Amount                                         $ 49,707         $ 99,414         $342,915
  Capital ratio                                      1.50%            3.00%            8.00%
  Excess                                         $299,231         $249,524         $124,648
FDICIA well capitalized required capital:
  Amount                                           N/A            $166,838         $428,644
  Capital ratio                                    N/A                5.00%           10.00%
  Excess                                           N/A            $182,100         $ 38,919

The following table reconciles the Bank's capital in accordance with generally accepted accounting principles ("GAAP") to the Bank's tangible, core and risk-based capital as of September 30, 1997 and December 31, 1996.


                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                     1997             1996
                                                                ------------      ------------
                                                                     (DOLLARS IN THOUSANDS)
Bank shareholder's equity-GAAP basis                            $    341,150      $    337,958
Adjustment: Unrealized gains under SFAS 115, net of tax               (4,366)           (1,083)
  Less:  Non-permissible activities at required phase-in              (9,516)          (13,135)
  Add:  Minority interest in equity of subsidiaries                   30,650            28,061
  Less:  Disallowed capitalized servicing rights                      (3,653)           (2,863)
                                                                ------------      ------------
Total tangible and core capital                                      354,265           348,938
Adjustments for risk-based capital:
  Subordinated debentures (1)                                        256,301           106,559
  General loan valuation allowance (2)                                31,435            36,298
  Less:  Fully capitalized assets                                     (2,977)          (24,232)
                                                                ------------      ------------
  Risk-based capital                                            $    639,024      $    467,563
                                                                ============      ============


----------
(1) Excludes capitalized issue costs.
(2) Limited to 1.25% of risk-weighted assets.


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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         The Board of Directors of WFS Financial Inc ("WFS"), an 82.5% owned subsidiary of the Company has elected Joy Schaefer to Chief Executive Officer; this is in addition to her title of Vice Chairman, President and Chief Operating Officer.

         The Board of Directors of WFS adopted a resolution amending and restating the WFS 1996 Incentive Stock Option Plan ("WFS 1996 Plan") to provide for an additional 550,000 shares of WFS common stock to be made available for issuance upon exercise of options granted under the WFS 1996 Plan. The Amended and Restated WFS 1996 Plan will be submitted for the vote of the shareholders at the next WFS annual meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS

         Exhibit 11 Computation of Earnings Per Share

         Exhibit 27 Financial Data Schedule

    (b)  REPORTS ON FORM 8-K

         A report on form 8-K was filed July 15, 1997 announcing the results for the Company's second quarter and six months ended June 30, 1997, and reported that Western Financial Bank had filed a registration statement with the Office of Thrift Supervision with the intent of issuing $150 million of subordinated debentures.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WESTCORP
--------------------------------------------------------------------------------
                                  (Registrant)





 Date: November 14, 1997        By:/s/ JOY SCHAEFER
       ----------------------      ---------------------------------------------
                                   Joy Schaefer
                                   Senior Executive Vice President and
                                   Chief Operating Officer

 Date: November 14, 1997        By:/s/ LEE A. WHATCOTT
       ----------------------      ---------------------------------------------
                                   Lee A. Whatcott
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT                                                    SEQUENTIALLY
NUMBER         DESCRIPTION                                 NUMBERED PAGE
-------        -----------                                 -------------

  11           Computation of Earnings Per share                36

  27           Financial Data Schedule                          37