Form 10-K405
period 1997-12-31
WESTCORP /CA/
filed 1998-03-18
CIK 813461

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

       REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (714) 727-1000

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
          COMMON STOCK $1 PAR VALUE                       NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 27, 1998:

                 COMMON STOCK, $1.00 PAR VALUE -- $174,199,867

     The number of shares outstanding of the issuer's class of common stock as of February 27, 1998:

                  COMMON STOCK, $1.00 PAR VALUE -- 26,282,949

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the 1997 Annual Meeting of Shareholders to be held April 30, 1998, are incorporated by reference into Part III.

================================================================================

                           WESTCORP AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                     PART I

                                                                          PAGE
                                                                          ----
Item 1.     Business....................................................    1
Item 2.     Properties..................................................   44
Item 3.     Legal Proceedings...........................................   44
Item 4.     Submission of Matters to a Vote of Security Holders.........   44

                                   PART II

Item 5.     Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................   44
Item 6.     Selected Financial Data.....................................   45
Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................   46
Item 7A.    Quantitative and Qualitative Disclosure about Market Risk...   57
Item 8.     Financial Statements and Supplementary Data.................   60
Item 9.     Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure..................................   60

                                   PART III

Item 10.    Directors and Executive Officers of the Registrant..........   60
Item 11.    Executive Compensation......................................   60
Item 12.    Security Ownership of Certain Beneficial Owners and
              Management................................................   60
Item 13.    Certain Relationships and Related Transactions..............   60

                                   PART IV

Item 14.    Financial Statement Schedules, Exhibits, and Reports on Form
              8-K.......................................................   60

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Westcorp (the "Company"), a California corporation, is a diversified financial services holding company providing automobile ("consumer") lending programs through WFS Financial Inc ("WFS") and residential real estate lending, retail banking and commercial banking through Western Financial Bank, formerly Western Financial Bank, F.S.B. (the "Bank"). The Company owns all the capital stock of the Bank, its principal subsidiary. The Bank owns 83.7% of the capital stock of WFS. See Subsidiaries.

     In 1982, the Company acquired Evergreen Savings and Loan Association ("Evergreen"), a California-licensed savings and loan association, which became a wholly-owned subsidiary of the Company. Evergreen's name was ultimately changed to Western Financial Savings Bank. In 1992, Western Financial Savings Bank converted to a federal charter and added F.S.B. to its name. In 1996, Western Financial Savings Bank, F.S.B. changed its name to Western Financial Bank, F.S.B. to more accurately reflect the addition of a broad array of new products and services. In 1997, Western Financial Bank, F.S.B. changed its name to Western Financial Bank.

     The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). It is further subject to certain regulations of the Board of Governors of the Federal Reserve System ("FRS") which governs reserves required to be maintained against deposits and other matters. The Bank is also a member of the Federal Home Loan Bank of San Francisco ("FHLB"), one of twelve regional banks for federally insured savings and loan associations and banks comprising the FHLB System. The FHLB System is under the supervision of the Federal Housing Finance Board. WFS and certain other subsidiaries of the Bank are further regulated by various departments or commissions of the states in which it does business.

     The types of loans which the Company may originate are primarily defined by federal statutes and regulations. The Company's strategy has been to focus on and expand its two principal lines of business -- consumer lending and mortgage lending. The Company expanded its consumer lending operations to 40 states at February 28, 1998. Additionally, the Company continued its transition to becoming a full-service financial institution, which included the expansion of the products and services offered by the mortgage banking, commercial banking and retail banking divisions of the Company.

     The Company competes in the prime and non-prime auto finance industry. Its strategy is to purchase automobile loans from new and used car dealers, securitize those loans through underwritten public sales of securities and retain the right to service them. In order to achieve this strategy, the Company focuses on developing and maintaining strong relationships with its dealers through frequent and substantial personal interaction.

     The Company's business plan for mortgage lending is to originate or purchase loans, and to sell or securitize them in the secondary market and retain the servicing rights thereon. While maintaining its traditional focus on traditional mortgage lending, the Company has concentrated on developing and offering additional products to meet the special needs of customers who do not qualify for conventional mortgages. The Company originated and purchased loans secured by residential real estate through its mortgage offices in 7 states at February 28, 1998.

     In addition to its two principal lines of business, the Company continues to focus on retail banking. In its retail banking operations, the Company serves the needs of individuals and small businesses by establishing "relationship banking" and offering a range of products, such as demand deposits and money market accounts and by expanding its alternative delivery channels, such as automated teller machines ("ATMs").

     The Company has continued expansion of its commercial banking operations which commenced operations in 1996. The Company targets small and medium-sized businesses in southern California, offering loans, lines of credit and trade finance services, as well as account analysis, cash management and other commercial depository services.

     Management believes that the Company and its clients are best served by strengthening the Company's focus on its ability to cross-sell products and services to its current client base. This focus includes developing a common identity, while maximizing point of sale and cross-selling opportunities. The Company also solicits additional potential customers through strategic direct mail programs. The Company's target markets are the individual consumer and small and medium-sized businesses, to which the Company intends to offer "relationship banking," focused on proactive customer service.

     The following table sets forth the loan origination, purchase and sale activity of the Company for the periods indicated.

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          1997         1996         1995         1994         1993
                                       ----------   ----------   ----------   ----------   ----------
                                                           (DOLLARS IN THOUSANDS)
Loans originated:
  Consumer loans
     Automobile(1)...................  $2,285,279   $2,121,689   $1,527,649   $1,177,031   $  820,218
     Other...........................      52,074       35,867       28,647       14,529       16,538
                                       ----------   ----------   ----------   ----------   ----------
     Total consumer loans............   2,337,353    2,157,556    1,556,296    1,191,560      836,756
  Mortgage loans:
     Existing property...............   2,303,331    1,240,652      481,441      621,416      795,154
     Construction....................      17,078       10,207        5,697       18,853       33,511
     Equity..........................       8,177        8,857        4,136       35,692       76,863
                                       ----------   ----------   ----------   ----------   ----------
     Total mortgage loans............   2,328,586    1,259,716      491,274      675,961      905,528
  Commercial.........................      74,325        8,632
                                       ----------   ----------   ----------   ----------   ----------
Total loans originated...............   4,740,264    3,425,904    2,047,570    1,867,521    1,742,284
Loans purchased:
  Mortgage loans on existing
     property........................       6,166          213          252       45,373          210
                                       ----------   ----------   ----------   ----------   ----------
Total loans purchased................       6,166          213          252       45,373          210
Loans sold or securitized:
  Automobile loans...................   2,190,000    2,090,000    1,480,000      842,000      777,500
  Mortgage loans.....................   1,974,423      992,582      304,242      541,923      803,992
                                       ----------   ----------   ----------   ----------   ----------
Total loans sold or securitized......   4,164,423    3,082,582    1,784,242    1,383,923    1,581,492
Principal reductions(2)..............     444,080      357,507      269,483      334,627      529,683
                                       ----------   ----------   ----------   ----------   ----------
Increase (decrease) in total loans...  $  137,927   $  (13,972)  $   (5,903)  $  194,344   $ (368,681)
                                       ==========   ==========   ==========   ==========   ==========

---------------
(1) Includes automobile loans purchased from automobile dealers.

(2) Includes scheduled payments, prepayments and chargeoffs.

     At December 31, 1997, the Company's loan portfolio totalled $1.9 billion, of which 13% were automobile loans, 82% were loans secured by real property used primarily for residential purposes, 2% were commercial loans and 3% were other consumer loans. The Company's loan portfolio totalled $1.7 billion at December 31, 1996, of which 13% were automobile loans, 82% were loans secured by real property used primarily for residential purposes, 1% were commercial loans and 4% were other consumer loans. At December 31, 1997, the Company serviced $3.5 billion of consumer loans and $4.9 billion of mortgage loans for the benefit of others. At December 31, 1996, the Company serviced $2.8 billion of consumer loans and $4.4 billion of mortgage loans for the benefit of others. The Company's revenues are derived primarily from interest earned on loans and from servicing income. Interest on deposits and borrowings, provisions for loan losses, and general and administrative expenses are the Company's major expense items.

     The following table sets forth the composition of the Company's loan portfolio by type of loan, including loans held for sale, as of the dates indicated.

                                                             DECEMBER 31,
                            -------------------------------------------------------------------------------
                                    1997                   1996                   1995              1994
                            --------------------   --------------------   --------------------   ----------
                              AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT
                            ----------   -------   ----------   -------   ----------   -------   ----------
                                                        (DOLLARS IN THOUSANDS)
Consumer loans:
  Automobile..............  $  253,455     13.6%   $  267,715     15.4%   $  353,345     20.2%   $  507,772
  Other...................      57,758      3.1        67,484      3.9        33,092      1.9        16,246
                            ----------    -----    ----------    -----    ----------    -----    ----------
                               311,213     16.7       335,199     19.3       386,437     22.1       524,018
Less: unearned
  discounts...............      22,225      1.2        33,768      2.0        38,628      2.2        82,762
                            ----------    -----    ----------    -----    ----------    -----    ----------
    Total consumer
      loans...............     288,988     15.5       301,431     17.3       347,809     19.9       441,256
Mortgage loans:
  Loans on existing
    property..............   1,529,764     81.9     1,419,177     82.0     1,393,983     79.9     1,298,037
  Construction loans......      15,835      0.8         5,501      0.3         8,469      0.5        19,813
                            ----------    -----    ----------    -----    ----------    -----    ----------
    Total mortgage
      loans...............   1,545,599     82.7     1,424,678     82.3     1,402,452     80.4     1,317,850
Less: undisbursed loan
  proceeds................       6,711      0.4         2,359      0.1         4,672      0.3         7,614
                            ----------    -----    ----------    -----    ----------    -----    ----------
    Total mortgage
      loans...............   1,538,888     82.3     1,422,319     82.2     1,397,780     80.1     1,310,236
                            ----------    -----    ----------    -----    ----------    -----    ----------
Commercial loans..........      41,668      2.2         7,867      0.5
                            ----------    -----    ----------    -----    ----------    -----    ----------
    Total loans...........  $1,869,544    100.0%   $1,731,617    100.0%   $1,745,589    100.0%   $1,751,492
                            ==========    =====    ==========    =====    ==========    =====    ==========
Loan serviced for the
  benefit of others:
  Consumer loans..........  $3,459,272     41.3%   $2,812,637     38.8%   $1,894,944     33.9%   $1,208,674
  Mortgage loans..........   4,917,712     58.7     4,436,789     61.2     3,688,730     66.1     1,656,811
                            ----------    -----    ----------    -----    ----------    -----    ----------
    Total loans serviced
      for the benefit of
      others..............  $8,376,984    100.0%   $7,249,426    100.0%   $5,583,674    100.0%   $2,865,485
                            ==========    =====    ==========    =====    ==========    =====    ==========

                                     DECEMBER 31,
                            ------------------------------
                             1994             1993
                            -------   --------------------
                            PERCENT     AMOUNT     PERCENT
                            -------   ----------   -------
                                (DOLLARS IN THOUSANDS)
Consumer loans:
  Automobile..............    29.0%   $  251,751     16.2%
  Other...................     0.9        55,905      3.6
                             -----    ----------    -----
                              29.9       307,656     19.8
Less: unearned
  discounts...............     4.7        27,972      1.8
                             -----    ----------    -----
    Total consumer
      loans...............    25.2       279,684     18.0
Mortgage loans:
  Loans on existing
    property..............    74.1     1,260,670     81.0
  Construction loans......     1.1        31,684      2.0
                             -----    ----------    -----
    Total mortgage
      loans...............    75.2     1,292,354     83.0
Less: undisbursed loan
  proceeds................     0.4        14,890      1.0
                             -----    ----------    -----
    Total mortgage
      loans...............    74.8     1,277,464     82.0
                             -----    ----------    -----
Commercial loans..........
                             -----    ----------    -----
    Total loans...........   100.0%   $1,557,148    100.0%
                             =====    ==========    =====
Loan serviced for the
  benefit of others:
  Consumer loans..........    42.2%   $1,009,941     46.5%
  Mortgage loans..........    57.8     1,160,485     53.5
                             -----    ----------    -----
    Total loans serviced
      for the benefit of
      others..............   100.0%   $2,170,426    100.0%
                             =====    ==========    =====

SEGMENT INFORMATION

  LENDING -- GENERAL

     The Company's primary sources of revenue are net interest income and noninterest income. Net interest income is the difference between the income earned on interest earning assets and the interest paid on interest bearing liabilities. Noninterest income includes contractual servicing fees earned by servicing loans for the benefit of others, retained residual interest on sold loans, and additional fees related to servicing, such as late charges and prepayment fees, fees related to the sales of investment products such as mutual funds and annuities, gains on loans sold, insurance commission income and other fee income for deposits and various other products.

     Net interest income is affected by the difference between yields earned by the Company on its interest earning assets and the rates paid on its interest bearing liabilities (interest rate spread), and the relative amounts of the Company's interest earning assets and interest bearing liabilities. The following table presents information relative to the average balances and interest rates of the Company for the periods indicated.

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                ------------------------------------------------------------------------------------------------
                                             1997                             1996                             1995
                                ------------------------------   ------------------------------   ------------------------------
                                 AVERAGE                YIELD/    AVERAGE                YIELD/    AVERAGE                YIELD/
                                 BALANCE     INTEREST    RATE     BALANCE     INTEREST    RATE     BALANCE     INTEREST    RATE
                                ----------   --------   ------   ----------   --------   ------   ----------   --------   ------
                                                                     (DOLLARS IN THOUSANDS)
Interest earning assets:
  Other investments...........  $  133,416   $  7,612    5.71%   $  107,866   $  5,969    5.53%   $   99,062   $  5,662    5.72%
  Investment securities.......     132,197      7,376    5.58       138,184      7,620    5.51       118,926      6,551    5.51
  Mortgage-backed
    securities................     936,026     68,055    7.27       786,925     57,471    7.30       653,850     47,486    7.26
  Total loans:
    Consumer loans............     415,226     65,985   15.89       409,255     65,542   16.01       416,949     60,953   14.62
    Mortgage loans(1).........   1,552,392    119,859    7.72     1,366,509    105,682    7.73     1,336,080    101,441    7.59
    Commercial................      19,090      1,645    8.62         1,093        104    9.50
                                ----------   --------   -----    ----------   --------   -----    ----------   --------   -----
Total interest earning
  assets......................   3,188,347    270,532    8.49     2,809,832    242,388    8.63     2,624,867    222,093    8.46
Noninterest earning assets:
  Amounts due from trusts.....     233,241                          140,067                           79,721
  Retained interests in
    securitized assets........     141,008                           84,949                           53,115
  Capitalized servicing
    rights....................      33,591                           26,922                            8,103
  Premises and equipment and
    real estate owned.........      97,371                           87,159                           81,804
  Other assets................     131,331                          125,941                           30,453
  Less: allowance for loan
    losses....................      37,409                           41,157                           40,771
                                ----------                       ----------                       ----------
Total.........................  $3,787,480                       $3,233,713                       $2,837,292
                                ==========                       ==========                       ==========
Interest bearing liabilities:
  Deposits....................  $1,945,520    107,078    5.50    $1,761,319     99,091    5.63    $1,751,539    101,364    5.79
  Securities sold under
    agreements to
    repurchase................     308,573     17,376    5.63       299,211     15,491    5.18       325,926     18,834    5.78
  FHLB advances and other
    borrowings................     339,110     21,809    6.43       245,908     15,397    6.26       131,700      9,911    7.53
  Subordinated debentures.....     166,924     14,807    8.87       104,619      9,215    8.81       104,088      9,170    8.81
                                ----------   --------   -----    ----------   --------   -----    ----------   --------   -----
Total interest bearing
  liabilities.................   2,760,127    161,070    5.84     2,411,057    139,194    5.77     2,313,253    139,279    6.02
Noninterest bearing
  liabilities:
  Amounts held on behalf of
    trustee...................     318,621                          178,754                          135,083
  Other liabilities...........     379,482                          335,597                          175,645
Shareholders' equity..........     329,250                          308,305                          213,311
                                ----------                       ----------                       ----------
Total.........................  $3,787,480                       $3,233,713                       $2,837,292
                                ==========   --------   -----    ==========   --------   -----    ==========   --------   -----
Net interest income and
  interest rate spread........               $109,462    2.65%                $103,194    2.86%                $ 82,814    2.44%
                                             ========   =====                 ========   =====                 ========   =====
Net yield on average interest
  earning assets..............                           3.43%                            3.67%                            3.16%
                                                        =====                            =====                            =====

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

                                            1997 COMPARED TO 1996                   1996 COMPARED TO 1995
                                     ------------------------------------   -------------------------------------
                                                         RATE/                                   RATE/
                                     VOLUME     RATE     VOLUME    TOTAL    VOLUME     RATE     VOLUME     TOTAL
                                     -------   -------   ------   -------   -------   -------   -------   -------
                                                                (DOLLARS IN THOUSANDS)
Interest income:
  Other investments................  $ 1,412   $   194   $  37    $ 1,643   $   503   $    (9)  $  (187)  $   307
  Investment securities............     (329)       96     (11)      (244)    1,061        83       (75)    1,069
  Mortgage-backed securities.......   10,884      (236)    (64)    10,584     9,661        65       259     9,985
  Total loans:
    Consumer loans.................      955      (491)    (21)       443    (1,124)    5,295       418     4,589
    Mortgage loans.................   14,368      (136)    (55)    14,177     2,309     1,736       196     4,241
    Commercial loans...............    1,709        (9)   (159)     1,541                           104       104
                                     -------   -------   -----    -------   -------   -------   -------   -------
Total interest earning assets......  $28,999   $  (582)  $(273)    28,144   $12,410   $ 7,170   $   715    20,295
                                     =======   =======   =====              =======   =======   =======
Interest expense:
  Deposits.........................  $10,370   $(2,290)  $ (93)     7,987   $   566   $(5,079)  $ 2,240    (2,273)
  Securities sold under agreements
    to repurchase..................      484     1,346      55      1,885    (1,544)     (489)   (1,310)   (3,343)
  FHLB advances....................    5,834       418     160      6,412     8,599    (1,449)   (1,664)    5,486
  Subordinated debentures..........    5,489        63      40      5,592        46    (1,955)    1,954        45
                                     -------   -------   -----    -------   -------   -------   -------   -------
Total interest bearing
  liabilities......................  $22,177   $  (463)  $ 162     21,876   $ 7,667   $(8,972)  $ 1,220       (85)
                                     =======   =======   =====    -------   =======   =======   =======   -------
Net change in net interest
  income...........................                               $ 6,268                                 $20,380
                                                                  =======                                 =======

     The increase in interest income, interest expense and net interest income was the result of the increase in mortgage loans, mortgage-backed securities, deposits and loans receivable as well as generally higher interest rates for borrowed funds.

     The Company's ability to maintain a positive spread during periods of fluctuating interest rates is determined principally by the maturities and repricing mechanisms of its interest earning assets and interest bearing liabilities. Synchronizing the repricing of an institution's assets and liabilities to minimize interest rate risk is commonly referred to as gap management. Negative gap occurs when an institution's liabilities reprice more rapidly than its assets and positive gap occurs when an institution's assets reprice more rapidly than its liabilities.

     The Company's asset/liability management strategy is to match its loan and investment products with interest bearing liabilities having similar repricing characteristics and durations. This strategy includes originating adjustable rate loans, matching loans with liabilities that have similar repricing and maturity characteristics, matching fixed rate loans held in the portfolio with advances from the FHLB, selling fixed rate loans and utilizing financial instrument agreements. These agreements are used by the Company solely to manage interest rate risk within its portfolio and include interest rate swaps, caps, options, floors and forward agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management."

     As a result of the Company's practice of matching its rate sensitive liabilities with rate sensitive assets, the Company had an overall positive gap of 10.71% at December 31, 1997, with positive gaps of 24.56% for assets and liabilities having an interest rate maturity of less than three months, 7.49% for assets and liabilities having an interest rate maturity of less than one year and 9.47% for assets and liabilities having an interest rate maturity of three years or less. At December 31, 1997, 78% of the Company's interest earning assets had interest rate maturities of three years or less with 49% having maturities of less than three months.

     The Company maintained an overall positive gap by having interest sensitive assets that adjusted to fluctuations in interest rates during 1997 almost as frequently as its interest sensitive liabilities adjusted. The Company's ability to maintain a positive gap may be significantly affected by, among other factors, (i) a large percentage of interest earning assets based on a market lagging index, (ii) interest earning assets and interest bearing liabilities repricing at different times, (iii) interest rate caps and floors imposed on its assets, (iv) interest rates on assets and liabilities responding differently to economic, market and competitive factors, (v) high interest rate levels adversely affecting lending markets in general and (vi) low interest rate levels increasing the difficulty of originating adjustable rate mortgage loans ("ARMs") and (vii) increasing loan prepayments, where such amounts may be reinvested at lower interest rates.

     The following table illustrates the projected interest rate maturities, based upon certain assumptions regarding the major asset and liability categories of the Company at December 31, 1997. Prepayment and decay assumptions for loans and savings accounts were developed using both the Company's own prepayment experience and industry averages. For the Company's mortgage loans, the prepayment assumptions range from 10% to 30% of loans prepaying per year depending upon the interest rate, type of loan and contractual repricing terms. For passbook and money market deposit accounts, the Company uses a rate of 20% to 40% decay per year depending upon the characteristics of each type of account. The interest rate sensitivity of the Company's assets and liabilities illustrated in the following table could vary substantially if different assumptions were used or if actual experience differs from the assumptions set forth. Although the Company's investment securities and mortgage-backed securities are classified as available for sale, they are presented in the repricing categories based on their respective stated maturities adjusted for any appropriate prepayment assumptions.

                                      INTEREST RATE SENSITIVITY ANALYSIS AT DECEMBER 31, 1997
                              ------------------------------------------------------------------------
                                WITHIN     3 MONTHS    1 YEAR TO   3 YEARS TO    AFTER 5
                               3 MONTHS    TO 1 YEAR    3 YEARS     5 YEARS       YEARS       TOTAL
                              ----------   ---------   ---------   ----------   ---------   ----------
                                                       (DOLLARS IN THOUSANDS)
Interest earning assets:
Investment securities.......  $      (54)  $  81,467   $  10,563   $  29,971    $   1,462   $  123,409
Other investments...........      99,436         210                                            99,646
Mortgage-backed
  securities................     317,739      91,274     179,290     124,050      229,095      941,448
Consumer loans(1)...........      44,958      74,363     113,043      49,868        6,756      288,988
Mortgage loans:
  Adjustable rate(2)........     958,395     153,378                                         1,111,773
  Fixed rate(2).............      17,395      65,803     103,441      76,125      155,227      417,991
Construction(2).............       9,124                                                         9,124
Commercial(2)...............      41,668                                                        41,668
                              ----------   ---------   ---------   ---------    ---------   ----------
Total interest earning
  assets....................   1,488,661     466,495     406,337     280,014      392,540    3,034,047
Interest bearing
  liabilities:
Deposits:
  Passbook/statement
     accounts(3)............       4,480       8,650       8,753                                21,883
  Money market deposit
     accounts(3)............      11,604      44,137      85,394                               141,135
  Certificate accounts(4)...     714,202     860,800     145,487      22,479                 1,742,968
FHLB advances(4)............           8      70,037       6,610       6,626        1,690       84,971
Securities sold under
  agreements to
  repurchase(4).............     287,071                                                       287,071
Subordinated
  debentures(4).............                                                      239,195      239,195
Other borrowings(4).........     191,182         623          75                               191,880
                              ----------   ---------   ---------   ---------    ---------   ----------
Total interest bearing
  liabilities...............   1,208,547     984,247     246,319      29,105      240,885    2,709,103
                              ----------   ---------   ---------   ---------    ---------   ----------
Excess interest earning
  assets (liabilities)......     280,114    (517,752)    160,018     250,909      151,655      324,944
Effect of hedging
  activities................     465,000                (100,000)   (215,000)    (150,000)
                              ----------   ---------   ---------   ---------    ---------   ----------
Hedged excess (deficit).....  $  745,114   $(517,752)  $  60,018   $  35,909    $   1,655   $  324,944
                              ==========   =========   =========   =========    =========   ==========
Cumulative excess...........  $  745,114   $ 227,362   $ 287,380   $ 323,289    $ 324,944   $  324,944
                              ==========   =========   =========   =========    =========   ==========
Cumulative difference as a
  percentage of total
  interest earning assets...       24.56%       7.49%       9.47%      10.66%       10.71%       10.71%

---------------

(1) Based on contractual maturities adjusted by the Company's historical prepayment rate.

(2) Based on interest rate repricing adjusted for projected prepayments.

(3) Based on assumptions established by the OTS.

(4) Based on contractual maturity.

THE BUSINESS OF WFS

  AUTOMOBILE LENDING

     The Company and its predecessors and affiliates have purchased and originated automobile loans since 1972. During 1995, the Company combined the operations of the Company's consumer finance division and the Bank's subsidiaries, Westcorp Financial Services, Inc., WFS Financial Auto Loans, Inc. ("WFAL") and WFS Financial Auto Loans 2, Inc. ("WFAL2") to create WFS. WFS Investments, Inc. was created in 1996 and is also a subsidiary of WFS. Primarily, automobile loans are underwritten and purchased from approved new and used automobile dealers on a nonrecourse basis ("indirect loan") or, on a limited basis, are underwritten and originated directly with consumers ("direct loan"). Marketing is performed by business development representatives through personal calls to automobile dealers as well as referrals. The Company believes that the creation and maintenance of close personal relationships with automobile dealers is a major factor in promoting the growth and sustaining the quality of its automobile loan portfolio.

     All loans originated or purchased by the Company are reviewed to ensure proper documentation and adherence to underwriting guidelines. The Company does not have minimum or maximum maturity requirements; however, automobile loans with less than three years maturity or more than six years maturity are seldom purchased due to low customer demand. Each automobile loan is fully amortizing and provides for level payments over the term of the loan with the portion of principal and interest of each level payment determined on the simple interest method or on the basis of the sum of the months digits method (also known as the Rule of 78s). The interest rates charged on automobile loans are primarily determined by the risk inherent in the borrower as determined by the Company's underwriting criteria.

     The Company generally lends to the applicant an amount not to exceed the sum of the dealer's cost, taxes, license fees, and other miscellaneous costs. Additional advances over the sum of such costs may be made under certain circumstances with increasing levels of management review based on the creditworthiness of the applicant. For used automobiles, the amount loaned generally does not exceed the wholesale value for the automobile plus related expenses and any approved additional advances.

     The following table below presents a summary of the Company's automobile lending production volumes.

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1997          1996          1995
                                                         ----------    ----------    ----------
                                                                 (DOLLARS IN THOUSANDS)
New automobiles........................................  $  417,075    $  441,529    $  367,638
Used automobiles.......................................   1,868,204     1,680,160     1,160,011
                                                         ----------    ----------    ----------
          Total volume.................................  $2,285,279    $2,121,689    $1,527,649
                                                         ==========    ==========    ==========
Prime..................................................  $1,245,027    $1,129,314    $  936,429
Non-Prime..............................................   1,040,252       992,375       591,220
                                                         ----------    ----------    ----------
          Total volume.................................  $2,285,279    $2,121,689    $1,527,649
                                                         ==========    ==========    ==========

  AUTOMOBILE LOAN SERVICING

     The Company services all of the automobile loans it purchases, both those held by the Company and those sold in securitization transactions. These servicing activities include collecting payments and protecting its interest in the collateral. As part of these activities, the Company also earns other miscellaneous fees, primarily late charges. Payment collection includes pursuing delinquent accounts, most of which are cured promptly. If not, the Company repossesses and sells the collateral in accordance with the terms of the loan and statutory guidelines. Deficiency balances are charged off against the allowance for loan losses. After chargeoff, the Company pursues collection of deficiency balances subject to applicable law.

  ASSET-BACKED MARKET ACTIVITIES

     The Company regularly sells automobile loans in the asset-backed market while retaining the servicing rights thereon. The Company has securitized its automobile loans using an off-balance sheet structure which utilizes a separate trust for each transaction. Automobile loan securitization provides a stable source of funding, minimizes interest rate risk on the loans sold, enhances return on assets and improves the capital position of the Company. The loans are sold in publicly underwritten securitization transactions in which the Company continues to service such loans. The securities issued, since the first securitization transaction in 1985, have been rated "AAA" by Standard & Poor's Rating Services, a division of McGraw-Hill, Inc. ("S&P") and "Aaa" by Moody's Investors Service, Inc. ("Moody's"), their highest rating categories due to both the structure of the transaction and as a result of third party credit enhancement provided by Financial Security Assurance, Inc.

     These securitizations are structured to be treated as sales without recourse under generally accepted accounting principles ("GAAP"), thereby removing the automobile loans sold from the Company's balance sheet. The Company retains a residual interest in the excess interest which represents the excess of the underlying interest rate on the pool of automobile loans sold over the sum of the pass-through rate on the securities, credit losses, administrative expenses and contractual servicing fees. The valuation and recognition of the residual interest is affected by actual credit loss and prepayment history, discount rate assumptions and other factors.

     The Company securitized $2.2 billion and $2.1 billion of automobile loans during 1997 and 1996, respectively. At December 31, 1997 and 1996, $184 million and $186 million, respectively, of automobile loans were held for sale, pending securitization.

  IMPROVE OPERATING EFFICIENCIES

     In 1996, the Company began implementing cost saving initiatives through the automation and centralization of its front-end application processing system and back office activities. These initiatives were taken to give the Company the necessary tools for profitable future growth and were completed in 1997. The front-end application processing system provides the Company with the ability to route applications to the appropriate prime or non-prime credit analyst. It also insures adherence to the Company's established underwriting guidelines through concurrence at the appropriate level. The front-end application system has increased the efficiency in processing and approving applications at a lower cost.

     Additionally, the Company has completed the centralization of its back office activities which include customer service, records management, asset recovery and remarketing. By removing these functions from the field offices, production personnel are better able to focus on origination activities. These initiatives are also designed to reduce the Company's overall operating costs.

     To continue to improve operational efficiencies, the Company announced a restructuring plan on February 10, 1998 which consolidated offices and reduced staff. In the first quarter, the Company consolidated 15 prime lending dealer centers and 44 non-prime lending branch offices in the western United States into 12 regional business centers and 15 satellite offices. Each location will buy the full spectrum of prime and non-prime credit from dealers through a single sales and marketing approach which will provide enhanced service and is designed to increase volume. The restructuring plan will result in a one-time pre-tax accounting charge for the first quarter ended March 31, 1998 of approximately $9.0 million or $0.20 per diluted share. The plan, once fully implemented, is designed to save up to $12.0 million or $0.26 per diluted share annually in expenses.

BANK OPERATIONS

  REAL ESTATE LENDING

     The Company's primary real estate lending focus is on conventional single family residential loans, alternative mortgage products ("AMPs") and home equity loans. Other components of real estate lending operations include multifamily residential loans and loan servicing. The Company also holds a small portfolio of non-residential real estate loans.

     The Company's single family residential products are marketed and distributed through wholesale branches. The real estate lending network has offices in 7 states at February 28, 1998 that service individuals, real estate brokers and agents assisting property buyers, mortgage brokers, homebuilders and thrifts. As of December 31, 1997, 81.6% of the dollar amount of mortgage loans owned by the Company related to borrowers or properties located in California. Of all mortgage loans originated during the year, based on dollar amount, 63.3% were originated in California.

     The Company's total mortgage loan portfolio (including those held for sale) consisted of the following:

                                                                    DECEMBER 31,
                                                     ------------------------------------------
                                                            1997                   1996
                                                     -------------------    -------------------
                                                       AMOUNT        %        AMOUNT        %
                                                     ----------    -----    ----------    -----
                                                               (DOLLARS IN THOUSANDS)
Single family residential loans:
  First trust deeds................................  $1,062,208     69.0%   $  908,741     63.9%
  Second trust deeds...............................      48,393      3.1        55,778      3.9
                                                     ----------    -----    ----------    -----
                                                      1,110,601     72.1       964,519     67.8
Multifamily residential loans......................     410,139     26.7       453,425     31.9
Construction loans.................................      15,835      1.0         5,501      0.4
Other..............................................       9,024      0.6         1,233      0.1
                                                     ----------    -----    ----------    -----
                                                      1,545,599    100.4     1,424,678    100.2
Less: undisbursed loan proceeds....................       6,711      0.4         2,359      0.2
                                                     ----------    -----    ----------    -----
          Total mortgage loans.....................  $1,538,888    100.0%   $1,422,319    100.0%
                                                     ==========    =====    ==========    =====

     Mortgage loan originations are primarily generated by employees in the Company's wholesale network. These employees receive commissions based on the total volume of loans originated in accordance with the Company's product pricing and underwriting standards, and do not have any underwriting authority. The Company has established criteria for the brokers from whom it will accept loan referrals. The commissioned employees responsible for originations also endeavor to increase the number of brokers approved by the Company. The Company undertakes a significant review of a potential broker before accepting any loan applications from the broker. This analysis include reviewing the broker's license and financial statements; performing a search for criminal offenses; ensuring that the broker has the appropriate regulatory Veteran's Administration ("VA")/Federal Housing Administration ("FHA") approvals; and contacting references. In addition, the broker must sign a wholesale broker agreement and personally guarantee all representations and warranties in the agreement. All of this documentation must be reviewed and approved by the Wholesale Lending Manager. The Company regularly reviews a sample of its mortgage loans to ensure compliance with its underwriting guidelines and with federal and state regulations.

     The Company originates fixed rate loans, ARMs without negative amortization and ARMs with potential negative amortization. By diversifying its loan portfolio among three types of loan products, the Company reduces its overall risk exposure, increases its flexibility in asset/liability management and provides greater loan origination opportunities. The following table sets forth information on the amount of fixed rate mortgage loans and ARMs, net of undisbursed loan proceeds, in the Company's portfolio.

                                                                    DECEMBER 31,
                                                     ------------------------------------------
                                                            1997                   1996
                                                     -------------------    -------------------
                                                       AMOUNT        %        AMOUNT        %
                                                     ----------    -----    ----------    -----
                                                               (DOLLARS IN THOUSANDS)
Fixed rate loans...................................  $  417,991     27.2%   $  290,814     20.4%
Adjustable rate loans:
  Negative amortization............................     707,431     46.0       831,701     58.5
  Without negative amortization....................     413,466     26.8       299,804     21.1
                                                     ----------    -----    ----------    -----
          Total mortgage loans.....................  $1,538,888    100.0%   $1,422,319    100.0%
                                                     ==========    =====    ==========    =====

  MORTGAGE LOAN SERVICING

     Mortgage loan servicing includes collecting payments and related servicing income and protecting the Company's and investors' interest in the underlying collateral. Additional fees and charges related to loan servicing include prepayment fees, late charges, assumption fees and other miscellaneous fees. The loan servicing group collects mortgage payments from borrowers and remits payments to investors such as the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Company

("FHLMC"). The loan servicing group earns a servicing fee on all loans serviced for others. In addition, this group services $1.5 billion in loans owned by the Company at December 31, 1997. During 1996, the Company purchased rights to service $1.1 billion of single family residential loans for $9.9 million. The Company did not purchase rights to service single family loans in 1997. These rights, known as purchased mortgage servicing rights ("PMSRs"), allow the Company to receive servicing income related to the servicing of these loans, in addition to the servicing retained on loans sold from its own portfolio. The purchase price of PMSRs is capitalized and amortized over the expected life of the underlying loans.

     Mortgage loan borrowers are provided a grace period before a late charge is assessed. Delinquent customers are promptly contacted by the Company. If delinquencies are not cured promptly, the Company takes those steps required by law to perfect its interest in the collateral. This process generally includes recording a notice of default and a trustee's sale of the property. The Company disposes of foreclosed property as expeditiously as possible while seeking to maximize sale proceeds. Due to legal restrictions and other factors, the Company generally does not pursue a deficiency judgment through a judicial foreclosure.

     Single Family Residential Loans

     The single family (1-4 units) mortgage loans enable borrowers to purchase, refinance or improve residential property. Loans are originated primarily through wholesale distribution channels. The Company has substantially increased its volume of fixed rate real estate loans for sale in the secondary market. The Company believes that its current network of mortgage banking offices is sufficient to handle a substantial increase in origination volume without a proportional increase in costs. As part of its real estate lending operations, the Company obtains forward financing commitments, which are then used to fund all conforming originations. These secondary market real estate loan sales enable the Company to leverage its capital efficiently, lock in interest rate spreads, minimize interest rate risk, increase servicing fee income and limit credit loss exposure on real estate loans sold.

     The Company originates both ARMs and fixed rate first trust deed loans secured by single family residences. These loans generally do not exceed $400,000 in original principal amount. The Company has established lending limits based on the amount of the loan compared to the property's value ("LTV"). The Company will finance loans for the purchase of owner occupied single family residences for up to 95% of the market value based on the lesser of the purchase price or appraised value of the property. Private mortgage insurance on the unpaid balance in excess of 75% of the property's value is required on loans with an LTV exceeding 80% at origination as long as the LTV is greater than 80%. The cost of this insurance is paid by the borrower during the term of the loan. Single family residential loans are typically made for terms of up to 30 years and are amortized on a monthly basis with level payments of principal and interest due each month, subject to periodic adjustments in the case of ARMs.

     Interest rates offered by the Company are regularly reviewed and adjusted and generally reflect prevailing competitive terms. Loan demand and availability of credit affect these market conditions. Loan origination fees are a volatile source of income varying with the volume and type of loans made and with competitive conditions in the mortgage markets. The interest rates on adjustable rate mortgage loans are adjusted monthly, quarterly, semiannually or annually, at a rate typically between 2.25% to 3.50% above a specified index. The Company originates loans using the London Interbank Offer Rate ("LIBOR"), the 11th District Cost of Funds Index ("COFI") published by the FHLB, Treasury indices and the Federal Cost of Funds Index. Initial interest rates and adjustment periods are set based on prevailing market conditions and, from time to time, have included initial rates below those which would prevail under the general terms of the loan. Negative amortization ARM loans are underwritten based on the fully indexed rate. At December 31, 1997, $46.4 million of the Bank's portfolio of $1.1 billion in ARM loans had yet to adjust to a fully-indexed rate.

     ARM loans are also designed with limits on the amount the interest rate may change in a given period and with maximum lifetime interest rates, or caps, to stimulate greater customer acceptance while maintaining the desired interest rate flexibility. The interest rates on ARMs generally can increase or decrease no more than 3% to 6% over the life of the loan. All ARMs are assumable by qualified buyers at the interest rate then in effect on the loan, in some cases with the payment of an assumption fee, but the maximum upward or downward interest rate adjustment over the life of the assumed loan is reset at the time of assumption. On ARMs without negative amortization, the maximum change in interest rate per period may be limited to 2% or less on certain loan programs. On ARMs with negative amortization, the amount of any interest due in excess of the monthly payment is capitalized by adding it to the principal balance of the loan resulting in an increased principal balance. The monthly payment on ARMs with negative amortization is adjusted annually, subject to a 7.5% maximum increase. At the end of each five-year interval throughout the life of the loan (or sooner if the outstanding loan amount reaches a dollar figure specified by the terms of the loan, generally no greater than 125% of the original loan amount), adjustments are made regardless of the 7.5% cap to fully amortize the loan over the remaining term. At December 31, 1997, the total amount of negative amortizing adjustable loans totalled $707 million.

     The Company requires title insurance which insures the priority of its liens on loans made that are secured by real property, and may require additional title endorsements to standard policies as necessary to protect its security in the property encumbered. Fire and extended coverage must be maintained in amounts at least equal to the replacement costs of structures and improvements on all properties serving as security for its loans. If the borrower fails to obtain or maintain the required insurance, the Company has the right to obtain, and add the premium for, such insurance to the principal balance of the loan. The Company also requires flood insurance on properties that are within areas defined as having a special flood hazard.

     Alternative Mortgage Products

     AMPs are marketed to "sub-prime" borrowers who would not normally qualify under conventional FNMA and FHLMC guidelines, primarily due to past credit problems, instability of income, debt coverage ratios in excess of traditional limits or an inability to sufficiently document income. AMPs are originated through the Company's wholesale branches as well as through a specialized division established to originate AMPs called WestWorks. The senior management of the WestWorks division conducts the loan sale activity for the company for the AMPs products as well as designing and administering the product for use in the wholesale branches.

     AMP product lines include 15 and 30 year fixed rate programs and ARMs tied to the LIBOR index. The principal amount of loans is capped at $500,000. AMP interest rates are higher than rates for conventional conforming financing, with spreads ranging from 250 to 400 basis points over the typical conventional conforming loans. AMP loans generally are sold within 60 days of origination to investors, with the servicing rights released. At December 31, 1997, the weighted average interest rate for a fixed-rate AMP loan secured by a first deed of trust was 10.67% and the weighted average interest rate for an adjustable rate AMP loan secured by a first deed of trust was 9.74%. The Company also collects discount and/or origination points on each AMP loan as well as miscellaneous loan fees.

     In order to ensure credit quality and salability, all AMP loans are reviewed by the WestWorks corporate credit department. Tiered approval authorities have been established in both the wholesale branches and WestWorks Regional Operations Centers. In addition, prior to funding, each appraisal is reviewed by an in-house appraiser or an outside appraiser approved by the Company to assure collateral requirements are being met. Post funding audits are performed on a monthly basis to ensure that the loans meet investor's criteria, with any deficiencies noted as well as corrective measures taken. Continuous education, training and testing are given to all AMP personnel by the WestWorks division to ensure that acceptable standards of expertise are maintained.

     Collection practices for AMPs loans are more aggressive than those for conventional loans. The WestWorks credit staff currently reviews each AMP loan for compliance with underwriting standards. As the Company obtains more experience with this product, the WestWorks credit staff expects the review to be carried out on random samples of loans at less than 100%.

     During the year, the Company originated $174 million of AMPs, compared to $22.0 million during 1996. The Company expects this growth to continue into 1998 although no assurance can be given that such growth will continue at current rates.

     Secondary Market Activities

     Mortgage loans originated or purchased by the Company are either held in its portfolio or sold in the secondary market. As the Company has become more active in the secondary market, it has sold FHA and VA loans, as well as other conforming and nonconforming loans to FNMA, FHLMC and other established conduits. With the exception of FHA and VA loans which are sold servicing released, the Company retains the servicing rights to these loans and earns servicing income therefrom. These sales are generally without recourse, thereby removing the mortgage loans sold from the Company's balance sheet. During 1997, the Company sold $2.0 billion of mortgage loans in the secondary market compared to $993 million during 1996. The Company's portfolio of mortgage loans held for sale, consisting of single family loans, totalled $574 million at December 31, 1997 and $273 million at December 31, 1996.

     Multifamily Residential Loans

     Since 1991, the Company has not focused on multifamily residential loan originations. Most of the multifamily originations were made to refinance or restructure loans currently in the portfolio, to facilitate loans for the disposition of real estate owned or to fund Community Reinvestment Act ("CRA") loans. See Supervision and Regulation -- The Company -- Community Reinvestment Act for further discussion. However, based on improved market conditions in this sector, the Company has reentered this market on a limited basis in 1997. During 1997, the Company originated $15.5 million in multifamily residential loans, of which $5.6 million, or 36%, was for sales of real estate acquired through foreclosure and real estate acquired for investment or development ("REO"), $6.0 million, or 39%, was for the funding of CRA loans, and the remainder is related to loans that were refinanced or restructured. During 1996, the Company originated $11.9 million in multifamily residential loans, of which $7.9 million, or 66% was for the sale of REO.

     Construction Loans

     On a limited basis, the Company originates construction loans primarily for single family owner-occupied residences. These included loans for the acquisition and development of unimproved property to be used for residential purposes. During 1997, the Company originated $17.1 million in construction loans. At December 31, 1997, the Company's construction loans totalled $15.8 million (of which $6.7 million has not been disbursed). Such loans represent less than 1% of the Company's total assets.

     The construction loan portfolio generally consists of loans with terms ranging from 12 to 18 months with adjustable interest rates equal to 1.5% to 5.75% above the prime rate. Advances are generally made to cover actual construction costs and include a reserve for paying the stated interest due on the loan.

  RETAIL BANKING

     The Company's retail banking operations are conducted through 26 retail banking offices located in California. Historically, the Company has focused on certificates of deposit as the primary source of funding for its lending operations. The Company continues on its strategy to lower its overall cost of funds by becoming the primary bank for its customers and attracting funds through demand deposit accounts and money market accounts, loan and investment products.

     The target market for these products is comprised of four categories: (i) existing certificates of deposit and savings customers; (ii) automobile loan customers generated through WFS; (iii) mortgage customers; and (iv) potential consumer and small business customers.

     The Company will continue to pursue its target market and simultaneously expand into other areas. Core deposit growth represents the retail banking division's top priority. The Company added small business deposit accounts and business money market accounts to its line of product offerings. The Company targets these products to small and middle market businesses generally with $10 million and under in annual gross sales and is aggressively pursuing the personal banking relationships of the principals and employees of such businesses.

     The success in increasing core deposits is expected to continue to reduce the Company's overall cost of funds. Since the introduction of demand deposit accounts in the second quarter of 1996, core deposit balances

(demand deposit, money market and savings accounts) increased to $193 million as of December 31, 1997 compared to $73.2 million as of December 31, 1996. This amount represents less than 10% of the Company's total deposits, and provides a significant opportunity to materially increase the core to total deposit ratio.

     At December 31, 1997, the Company's deposits in checking accounts, savings accounts, certificates of deposits and money market accounts totalled $2.0 billion.

  COMMERCIAL BANKING

     The Company continues to focus its commercial banking operations in the Orange, Los Angeles and San Diego County metropolitan areas, operating through the Irvine headquarters office. The Company targets companies with sales of $10 million to $100 million and cross-sells products to the owners and management as well as their employees. In addition, the Company offers private banking services to individuals. In general, the commercial banking business focuses on the southern California region, allowing the Company to differentiate itself from its competition by providing high quality services, local relationship management and fast turnaround time on loan decisions through experienced employees.

     The Company offers its commercial customers a full array of deposit and loan products which are priced competitively and designed specifically for the customer. Deposit products include money market deposits, business checking and certificates of deposits delivered either through direct contact or cash management products. Loan products include lines of credit, term loans, asset based loans and credit lines, real estate related loans and trade finance services, as well as consumer loans and lines of credit made available to company owners, management and employees. Deposit products are generally priced on a floating rate basis, based on the prime rate or LIBOR rate. Fixed rates are utilized to a limited degree.

     The Company manages credit quality by having each loan reviewed for approval by a credit committee comprised of the Bank's President, Chairman of the Board and Executive Vice President -- Commercial Banking. In addition, account officers are directly assigned to specific accounts to stay in close contact with the customer. Such contact allows for greater opportunity to cross-sell products, as well as for observing and continually evaluating the customer for potential credit problems.

     At December 31, 1997, $70.6 million were committed to commercial banking customers for various commercial loan products of which $41.7 million were outstanding.

ASSET QUALITY

  OVERVIEW

     Nonperforming assets, loan delinquency and loan losses are considered key measures of asset quality by the Company. Asset quality, in turn, affects the determination of the allowance for loan losses. In addition to nonperforming assets and loan delinquency levels, valuation allowances for estimated losses on loans and real estate are also determined by taking into consideration general economic conditions in the markets the Company serves, historical loss experience, individual loan reviews and the level of assets relative to reserves.

  AUTOMOBILE LOAN QUALITY

     During 1997, the Company substantially increased its servicing and collections staff in response to the increased number of automobile loans serviced from the non-prime segment of the credit quality market, which requires more attention, and the overall increase in the servicing portfolio from expansion.

     During the early stages of delinquency, the Company utilizes an automated telephone dialing system ("autodialer") to aid in the servicing and collections process. The Company substantially increased the capacity of its autodialers during 1997. The Company utilizes the autodialer to initiate contact with delinquent obligors. If the early collection efforts do not result in a satisfactory resolution of the delinquent account, then the account is forwarded to the appropriate collection specialist. In addition, if contact is not made with the customer within 48 hours of the initial autodialer effort, the account is automatically sent to a collection specialist for review.

     If satisfactory payment arrangements are not made or complied with, the automobile is generally repossessed within 60 to 90 days of the date of initial delinquency, subject to compliance with the applicable law. The Company uses independent contractors to perform repossessions. The automobile remains in the custody of the Company for 15 days (or longer if required by applicable law) to provide the obligor with the opportunity to redeem the automobile loan. If after the redemption period the delinquency is not cured, the Company writes down the vehicle to fair value. After the redemption period expires, the Company prepares the automobile for sale. The Company sells substantially all of its automobiles through wholesale auto auctions at the best price possible, subject to applicable law. The Company rarely provides the financing on repossessions sold. The Company uses centralized remarketing departments to sell its repossessed vehicles. The remarketing departments are responsible for transportation of the vehicle to wholesale auction houses, reconditioning and repairs, when necessary and tracking vehicles until they are sold. Once the vehicle is sold, any deficiency balances are then charged off. At December 31, 1997, the total amount of repossessed vehicles managed by the Company was $9.7 million or 0.26% of the total serviced automobile portfolio compared with $6.1 million or 0.20% of the total serviced automobile portfolio at December 31, 1996.

     After chargeoff, the Company will seek collection on deficiency balances through its centralized loss recovery center ("ARC"). The ARC will first attempt to collect directly from the obligor with its in-house collection staff. If efforts are not successful, the ARC will seek a deficiency judgment through a small claims court procedure, where available, or an attorney employed by the Company takes formal judicial action against customers with deficiency balances in excess of that which may be brought in a small claims court proceeding. In some cases, particularly when the likelihood of recovery is remote, the account is assigned to a collection agency for final resolution. Additionally, the ARC will attempt to obtain vehicles that could not be found for repossession by skip tracing to locate the vehicle. The ARC also monitors payment plans on those obligors that have filed for bankruptcy. If the obligor is not following the payment plan stipulated by the courts, then the ARC will seek a judgment for dismissal or discharge, or will seek to repossess the vehicle.

     It is the Company's policy to charge off all automobile loans once they become 120 days past due, including those that are not in compliance with the court ordered bankruptcy plan and whether or not the automobile has been repossessed or sold by that date. Therefore, the Company continues to accrue interest on automobile loans until they are charged off. At the time an automobile loan is charged off, all accrued but unpaid interest which has been previously included as income is reversed by charging the allowance for credit losses. No assurance can be given that the future performance of the automobile loans purchased by the Company will be similar to that disclosed in the following tables.

     The following table sets forth information with respect to the delinquency of the Company's portfolio of automobile loans serviced.

                                                              DECEMBER 31,
                               ---------------------------------------------------------------------------
                                        1997                      1996                      1995
                               -----------------------   -----------------------   -----------------------
                               NUMBER OF                 NUMBER OF                 NUMBER OF
                               AUTOMOBILE                AUTOMOBILE                AUTOMOBILE
                                 LOANS        AMOUNT       LOANS        AMOUNT       LOANS        AMOUNT
                               ----------   ----------   ----------   ----------   ----------   ----------
                                                         (DOLLARS IN THOUSANDS)
Automobile loans
  serviced(1)................   408,958     $3,680,817    341,486     $3,046,585    258,665     $2,209,594
                                =======     ==========    =======     ==========    =======     ==========
Period of delinquency(2)
  31 - 59 days...............     6,605     $   54,450      4,511     $   38,173      2,180     $   18,557
  60 - 89 days...............     2,161         18,652      1,305         11,470        690          6,143
  90 days or more............       918          7,762        567          5,144        308          2,701
                                -------     ----------    -------     ----------    -------     ----------
Total automobile loans
  delinquent.................     9,684     $   80,864      6,383     $   54,787      3,178     $   27,401
                                =======     ==========    =======     ==========    =======     ==========
Delinquencies for automobile
  loans as a percentage of
  number and amount of
  automobile loans
  outstanding................     2.37%          2.20%      1.87%          1.80%      1.23%          1.24%
                                =======     ==========    =======     ==========    =======     ==========

---------------

(1) Includes delinquency information relating to automobile loans which are owned by the Company which have been sold and securitized but are serviced by the Company.

(2) The period of delinquency is based on the number of days payments are contractually past due.

     The following table sets forth information with respect to actual loss experience of the Company's portfolio of automobile loans serviced and includes automobile loan loss information relating to automobile loans which are owned by the Company and contracts which have been sold and securitized but are serviced by the Company.

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                             ------------------------------------
                                                                1997         1996         1995
                                                             ----------   ----------   ----------
                                                                    (DOLLARS IN THOUSANDS)
Portfolio
  Automobile loans serviced at end of period
     (net of unearned add-on interest)(1)..................  $3,680,817   $3,046,585   $2,209,594
                                                             ==========   ==========   ==========
  Average during period (net of unearned add-on
     interest)(1)..........................................  $3,383,570   $2,627,622   $1,886,359
                                                             ==========   ==========   ==========
  Gross chargeoffs of automobile loans during period.......  $  136,773   $   86,464   $   48,999
  Recoveries of automobile loans charged off in prior
     periods...............................................      34,634       25,946       18,715
                                                             ----------   ----------   ----------
  Net chargeoffs...........................................  $  102,139   $   60,518   $   30,284
                                                             ==========   ==========   ==========
  Net chargeoffs as a percent of average automobile loans
     outstanding during period.............................       3.02%        2.30%        1.61%
                                                             ==========   ==========   ==========

---------------

(1) Includes loan loss information for loans sold that were originated and serviced by the Company.

     The increase in loss experience in 1997 is primarily due to a shift in product mix from prime to non-prime automobile loans. Other factors that management believes has also affected losses include increased competition and increased personal bankruptcies.

REAL ESTATE LOAN QUALITY

     The Company has established procedures to assist in the effective identification, measurement and rehabilitation of delinquent and other problem loans. An integral part of this process is the Internal Asset Review Department ("IAR"). IAR performs an independent review function to measure risk with the Company's asset portfolio. IAR reviews and classifies assets as Pass, Special Mention, Substandard, Doubtful or Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Company may sustain some loss unless the deficiencies are corrected. Doubtful assets have a higher possibility of loss than substandard assets. Special mention assets are assets not falling in the foregoing categories, but which have apparent weaknesses or potential weaknesses deserving management's close attention.

     The following table sets forth the delinquency percentages relative to the dollar amounts of the Company's total mortgage portfolio, including loans held for sale, for the past five years.

                                                           DECEMBER 31,
                                             -----------------------------------------
                                             1997     1996     1995     1994     1993
                                             -----    -----    -----    -----    -----
Period of Delinquency:
  Two payments (31-59 days)................   0.55%    0.34%    0.57%    0.56%    0.40%
  Three payments (60-89 days)..............   0.10     0.14     0.40     0.09     0.42
  Four or more payments (90 days or
     more).................................   0.80     1.03     0.89     1.11     1.31

     The following table of mortgage delinquencies over 60 days by loan type highlights the fact that real estate loan related delinquencies have stabilized over the past three years.

                                                        DECEMBER 31,
                               ---------------------------------------------------------------
                                      1997                  1996                  1995
                               -------------------   -------------------   -------------------
                                AMOUNT                AMOUNT                AMOUNT
                               PAST DUE              PAST DUE              PAST DUE
                                 OVER       % OF       OVER       % OF       OVER       % OF
                               60 DAYS    CATEGORY   60 DAYS    CATEGORY   60 DAYS    CATEGORY
                               --------   --------   --------   --------   --------   --------
                                                   (DOLLARS IN THOUSANDS)
Single family................  $12,993      1.17%    $15,266      1.55%    $15,185      1.63%
Multifamily..................      938      0.22       1,756      0.38       2,908      0.62
Construction.................      220      2.79                               107      1.56
                               -------      ----     -------      ----     -------      ----
                               $14,151      0.90%    $17,022      1.17%    $18,200      1.29%
                               =======      ====     =======      ====     =======      ====

NONPERFORMING ASSETS

     The Company's total nonperforming assets ("NPAs") decreased $6.1 million to $26.9 million at December 31, 1997 compared to $33.0 million at December 31, 1996 and $29.2 million at December 31, 1995. NPAs as a percentage of total assets decreased by 0.3% for 1997 compared to 1996. At December 31, 1997, NPAs represented 0.7% of total assets. NPAs represented 1.0% and 0.9% of total assets at December 31, 1996 and 1995, respectively. Real estate markets have become strong throughout California and have been relatively stable throughout the United States, although weaknesses still exist in certain sectors of the market.

     NPAs consist of nonperforming loans ("NPLs") and REO. REO is carried at lower of cost or fair value less estimated disposition costs. NPLs are defined as all nonaccrual loans, which include mortgage loans 90 days or more past due and impaired loans where full collection of principal and interest is not reasonably assured. When a loan is designated as nonaccrual, all previously accrued but unpaid interest is reversed. At December 31, 1997, 1996 and 1995, interest on nonperforming loans excluded from interest income was $0.8 million, $1.0 million, and $0.8 million, respectively.

     A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment based on, among other factors, the fair value of the loan's collateral. Changes in the fair value of loans are recorded through the allowance for loan losses. At December 31, 1997 and 1996, impaired loans were $4.8 million and $6.9 million, respectively. The following table classifies NPLs into significant categories:

                                                      DECEMBER 31,
                                                 ----------------------
                                                   1997          1996
                                                 --------      --------
                                                 (DOLLARS IN THOUSANDS)
Loans placed on nonaccrual.....................  $14,979       $14,052
Impaired loans.................................    4,806         6,887
                                                 -------       -------
                                                 $19,785       $20,939
                                                 =======       =======

     Single family loans accounted for 69% of total NPAs at December 31, 1997 while multifamily loans accounted for 29%, although no single loan or series of such loans predominate. The decrease in total NPAs is the result of improving asset quality and stabilization of market values. The following tables show the roll forward and migration of NPLs and REO since December 31, 1995:

                                                    SINGLE
                                                    FAMILY     MULTIFAMILY   MULTIFAMILY
                                         TOTAL     1-4 UNITS   5-36 UNITS     37+ UNITS    CONSTRUCTION
                                        --------   ---------   -----------   -----------   ------------
                                                            (DOLLARS IN THOUSANDS)
NONPERFORMING LOANS
Balance December 31, 1995.............  $ 18,400   $  9,934      $ 5,993       $ 2,366        $ 107
  New nonperforming loans.............    35,910     24,454        6,948         4,508
  REO.................................   (20,112)   (11,633)      (6,754)       (1,618)        (107)
  Cures and payoffs...................   (12,550)    (8,407)      (2,860)       (1,283)
  Chargeoffs..........................      (709)      (709)
                                        --------   --------      -------       -------        -----
Balance December 31, 1996.............    20,939     13,639        3,327         3,973           --
  New nonperforming loans.............    24,674     19,878        3,062         1,180          554
  REO.................................   (16,605)   (11,739)      (3,685)       (1,181)
  Cures and payoffs...................    (7,941)    (6,464)      (1,346)         (106)         (25)
  Chargeoffs..........................    (1,230)    (1,060)                                   (170)
  Transfers...........................       (52)      (945)         893
                                        --------   --------      -------       -------        -----
Balance December 31, 1997.............  $ 19,785   $ 13,309      $ 2,251       $ 3,866        $ 359
                                        ========   ========      =======       =======        =====
REAL ESTATE ACQUIRED THROUGH
  FORECLOSURE
Balance December 31, 1995.............  $ 10,828   $  7,234      $ 2,911                      $ 683
  New REO.............................    26,889     15,505       11,299                         85
  Sales...............................   (21,478)   (11,715)      (9,763)
  Writedowns..........................    (4,176)    (1,846)      (1,932)                      (398)
                                        --------   --------      -------       -------        -----
Balance December 31, 1996.............    12,063      9,178        2,515                        370
  New REO.............................    27,021     15,113       10,622       $ 1,181          105
  Sales...............................   (26,489)   (17,906)      (7,317)       (1,181)         (85)
  Writedowns..........................    (5,475)    (1,237)      (4,127)                      (111)
                                        --------   --------      -------       -------        -----
Balance December 31, 1997.............  $  7,120   $  5,148      $ 1,693       $    --        $ 279
                                        ========   ========      =======       =======        =====

ALLOWANCE FOR LOAN LOSSES

     The Company decreased its allowance for loan losses to $33.8 million at December 31, 1997, compared to $40.2 million at December 31, 1996. The decrease in 1997 was primarily due to the stabilization in the asset quality of the Company's loan portfolio. The allowance for loan losses and related provisions are determined by considering loan volumes, loan sales, prepayments, loss trends, levels of NPLs and management's analysis of market conditions and other relevant factors. The following table sets forth the activity in the allowance for loan losses.

                                                     AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                     --------------------------------------
                                                        1997          1996          1995
                                                     ----------    ----------    ----------
                                                             (DOLLARS IN THOUSANDS)
Balance at beginning of period.....................   $ 40,211      $ 39,260      $ 41,323
Chargeoffs:
  Mortgage loans...................................     (6,850)       (5,678)       (6,358)
  Consumer loans...................................    (15,956)      (15,580)      (12,829)
                                                      --------      --------      --------
                                                       (22,806)      (21,258)      (19,187)
Recoveries:
  Mortgage loans...................................         66         2,010           189
  Consumer loans...................................      4,303         5,158         4,565
                                                      --------      --------      --------
                                                         4,369         7,168         4,754
                                                      --------      --------      --------
Net chargeoffs.....................................    (18,437)      (14,090)      (14,433)
Transfers from the allowance for real estate
  losses...........................................                                    800
Business acquisition adjustments(1)................       (791)        1,470           100
Provision for loan losses..........................     12,851        13,571        11,470
                                                      --------      --------      --------
Balance at end of period...........................   $ 33,834      $ 40,211      $ 39,260
                                                      ========      ========      ========
Ratio of net chargeoffs during the period to
  average loans
  outstanding during the period....................      0.93%         0.79%         0.82%

---------------
(1) Adjustments related to the acquisition of The Hammond Company and its subsidiaries were $686 thousand, $1.47 million and $100 thousand at December 31, 1997, 1996 and 1995 respectively.

     The allowance for loan loss by loan category was as follows:

                                                       DECEMBER 31,
                                     ------------------------------------------------
                                              1997                      1996
                                     ----------------------    ----------------------
                                                    LOANS                     LOANS
                                                   IN EACH                   IN EACH
                                                  CATEGORY                  CATEGORY
                                                  AS A % OF                 AS A % OF
                                                    TOTAL                     TOTAL
                                     ALLOWANCE      LOANS      ALLOWANCE      LOANS
                                     ---------    ---------    ---------    ---------
                                                  (DOLLARS IN THOUSANDS)
Consumer.........................     $ 6,787        15.5%      $ 7,648        17.4%
Single family residential........       8,952        60.4        12,321        51.1
Multifamily residential..........      16,111        21.9        20,242        31.0
Commercial.......................       1,984         2.2                       0.5
                                      -------       -----       -------       -----
                                      $33,834       100.0%      $40,211       100.0%
                                      =======       =====       =======       =====

     The allowance for real estate losses was established to absorb potential losses in the REO portfolio. Provisions for real estate losses are charged to real estate operations. Changes in the allowance for real estate losses were as follows:

                                                        FOR THE YEAR ENDED
                                                           DECEMBER 31,
                                                      ----------------------
                                                      1997    1996     1995
                                                      ----    ----    ------
                                                      (DOLLARS IN THOUSANDS)
Balance at beginning of period......................  $784    $784    $1,684
Provision for real estate losses....................                    (100)
Chargeoffs, net
Transfers to the allowance for loan losses..........                    (800)
                                                      ----    ----    ------
Balance at end of the year..........................  $784    $784    $  784
                                                      ====    ====    ======

INVESTMENT SECURITIES

     The Company's investment securities portfolio consists primarily of United States Agency and Treasury securities and is classified as available for sale. Accordingly, the portfolio is reported at fair value with unrealized gains and losses being reflected as a separate component of shareholders' equity. This portfolio is maintained primarily for liquidity purposes in accordance with regulatory requirements. The Company also holds FHLB stock, which is carried at cost, as required by its affiliation with the FHLB System. All of the Company's investment securities held to maturity were reclassified to available for sale in 1997. See Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Other Noninterest Income for further discussion. In 1996, the Company held other investments which include investment securities. At December 31, 1997, the weighted average interest rate of the Company's investment securities portfolio was 5.74% for securities with maturities of up to one year, 5.94% for securities with maturities greater than one year up to five years, 4.8% for securities with maturities greater than five years up to ten years, 5.35% for securities with maturities greater than ten years. The following table summarizes the Company's investment securities at the dates indicated.

                                                                  DECEMBER 31,
                                              ----------------------------------------------------
                                                1997       1996       1995       1994       1993
                                              --------   --------   --------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
Interest bearing deposits with other
  financial institutions....................  $ 15,510   $    510   $    689   $    563   $    796
Other short-term investments................    84,136     62,798    126,227    145,391    137,162
Investment securities:
  U.S. Treasury securities and obligations
     of other U.S Government agencies and
     corporations -- available for sale.....   121,714    140,806    130,052    111,677    114,050
  U.S. Treasury securities and obligations
     of other U.S Government agencies and
     corporations -- held to maturity.......                1,504      1,506
  Obligations of states and political
     subdivisions...........................     1,532      1,513      3,441      3,062      3,527
  FHLB stock................................    25,762     31,967     29,624     24,474     17,566
  Corporate bonds -- below investment
     grade..................................                                                   400
  Other.....................................       163         25         25         25         25
                                              --------   --------   --------   --------   --------
                                              $248,817   $239,123   $291,564   $285,192   $273,526
                                              ========   ========   ========   ========   ========

     The following table sets forth the stated maturities of the Company's investment securities at December 31, 1997.

                                         UP TO       ONE YEAR       FIVE YEARS    TEN YEARS   NO STATED
                                        ONE YEAR   TO FIVE YEARS   TO TEN YEARS    OR MORE    MATURITY
                                        --------   -------------   ------------   ---------   ---------
                                                            (DOLLARS IN THOUSANDS)
Interest bearing deposits with other
  financial institutions..............  $ 15,510
Other short-term investments..........    84,136
Investment securities:
  U.S. Treasury securities and
     obligations of other U.S
     Government agencies and
     corporations.....................    81,165      $40,549
  Obligations of states and political
     subdivisions.....................                                $1,009        $523
FHLB stock............................                                                         $25,762
Other.................................        25                                                   138
                                        --------      -------         ------        ----       -------
                                        $180,836      $40,549         $1,009        $523       $25,900
                                        ========      =======         ======        ====       =======

Weighted average interest rate........      5.74%        5.94%          4.80%       5.35%         5.67%

MORTGAGE-BACKED SECURITIES

     The Company invests in mortgage-backed securities ("MBS") to generate net interest income, to manage its mix of assets and liabilities and to invest in certain low-income housing programs designed to provide affordable access to the housing market. In 1997, the Company has reclassified all of the portfolio as available for sale and accounts for it at fair value with unrealized gains or losses being reported as a separate component of shareholders' equity. See Management's Discussion and Analysis of Financial Condition And Results of Operations -- Results of Operations -- Other Noninterest Income. In 1996, the Company had a portion of its MBS portfolio as held to maturity and accounted for that portion using amortized cost. The following table summarizes the Company's MBS portfolio by issuer.

                                                              DECEMBER 31,
                                                         ----------------------
                                                           1997         1996
                                                         ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
Held to maturity securities:
  GNMA certificates....................................               $346,098
  FNMA participation certificates......................                 84,005
  FHLMC participation certificates.....................                  7,358
  Other................................................                  1,201
                                                                      --------
                                                                      $438,662
                                                                      ========
Available for sale securities:
  GNMA certificates....................................  $786,942     $321,776
  FNMA participation certificates......................   143,451       71,983
  FHLMC participation certificates.....................     8,125       17,127
  Other................................................     2,930
                                                         --------     --------
                                                         $941,448     $410,886
                                                         ========     ========

     The carrying value of the MBS available for sale is equal to its estimated market value of $941 million and has a weighted average interest rate of 7.28% at December 31, 1997. The Company's MBS portfolio had maturities of ten years or greater at December 31, 1997, although payments are generally received monthly throughout the life of these securities.

FUNDING SOURCES

     The Company employs various sources to fund its operations, including deposits, securitizations, commercial paper, advances from the FHLB, repurchase agreements, subordinated debentures and other borrowings. The sources used vary depending on such factors as rates paid, maturities, and the impact on capital. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity".

  DEPOSITS

     The Company attracts both short-term and long-term deposits from the general public, commercial enterprises and institutions by offering a variety of accounts and rates. The Company offers regular passbook accounts, various money market accounts, demand deposit accounts, fixed interest rate certificates with varying maturities and individual retirement accounts. In 1997, the retail banking division continued its strategy to lower overall cost of funds. This strategy involved becoming the primary bank for its customers by providing checking accounts, money market accounts, ATMs, debit cards, overdraft protection and alternative investments (primarily mutual funds and annuities). The Company's deposits are obtained primarily from the areas surrounding its banking offices in California.

     The following table sets forth the amount of the Company's deposits by type at the dates indicated.

                                                          DECEMBER 31,
                               ------------------------------------------------------------------
                                  1997          1996          1995          1994          1993
                               ----------    ----------    ----------    ----------    ----------
                                                     (DOLLARS IN THOUSANDS)
No minimum term:
  Demand deposit accounts....  $   46,579    $   30,069
  Passbook accounts..........      21,883        42,532    $   65,293    $  104,085    $  162,185
  Money market deposit
     accounts................     124,442           438           602           801         1,149
  Noninterest bearing
     deposits................      62,510        39,032
Certificate accounts:
  Certificates (30 days to
     five years).............   1,490,866     1,481,847     1,462,649     1,335,805     1,026,671
  IRA........................     214,640       231,535       224,931       192,091       167,053
Brokered deposits............      39,976        48,489
                               ----------    ----------    ----------    ----------    ----------
                               $2,000,896    $1,873,942    $1,753,475    $1,632,782    $1,357,058
                               ==========    ==========    ==========    ==========    ==========

     The variety of deposits offered by the Company has allowed it to remain competitive in obtaining funds and to respond with flexibility to changes in customer demand and competitive pressures. Generally, the Company, as other financial institutions, has become more subject to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The ability of the Company to attract and maintain deposits and control its cost of funds has been, and will continue to be, significantly affected by money market conditions.

     The Company's average certificate accounts outstanding are summarized below.

                                                            DECEMBER 31,
                                                      ------------------------
                                                         1997          1996
                                                      ----------    ----------
                                                       (DOLLARS IN THOUSANDS)
Average certificate accounts outstanding............  $1,782,967    $1,674,658
Average interest rate paid..........................         5.8%          5.8%

     Deposit accounts, subject to certain FDIC attribution rules, are insured by the FDIC up to $100,000 per customer. The Company's maturities of certificate accounts greater than or equal to $100,000 are as follows:

                                                              DECEMBER 31,
                                                         ----------------------
                                                           1997         1996
                                                         ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
Three months or less...................................  $163,336     $153,186
Over three months through six months...................    65,135       50,065
Over six months through one year.......................   128,081      121,067
Over one year through three years......................    49,546       76,168
Over three years.......................................     9,471        5,780
                                                         --------     --------
                                                         $415,569     $406,266
                                                         ========     ========

  SECURITIZATION

     The Company employs a hedging and securitization strategy to leverage its capital efficiently, lock in interest rate spreads and materially reduce its interest rate risk while also limiting its credit loss exposure on automobile loans sold. Securitization enables the Company to sell automobile loans on a regular basis while continuing to receive servicing fees and to use the proceeds from such sales to purchase additional automobile loans.

     Between December 1985 and December 1997, the Company sold, in 40 transactions, approximately $10.0 billion of automobile loans in publicly underwritten securitization transactions. The first issue was rated

AA by Standard & Poor's Rating Service, a division of McGraw-Hill, Inc. ("S&P") and Aa by Moody's Investor Service, Inc. ("Moody's") and all 39 issues since that time were rated AAA by S&P and Aaa by Moody's, their highest rating categories, as a result of the structure of the transactions and the quality of the automobile loans securitized or the credit enhancement provided by Financial Security Assurance Inc. ("FSA"). In all of its securitization transactions, the Company continues to service the automobile loans sold. Each transaction is independent of all others, with no cross-collateralization or cross-default provisions applicable. Each securitization transaction with a maturity date prior to the date hereof has been paid in full on or before its contracted final maturity date and no recourse has been made to FSA on any transaction.

     In 1990, the Company began to securitize its automobile loans using an off-balance sheet structure which utilizes a separate grantor trust for each transaction. These securitizations were structured to be treated as sales without recourse, thereby removing the automobile loans sold from the balance sheet of the Company. The Company retained a residual interest in the excess interest which represented the excess amount of the underlying interest on the pool of automobile loans sold over the amount of interest payable on the securities and the amount of credit losses, administrative expenses and contractual servicing fees. The Company securitized $1.5 billion and $842 million of automobile loans using this structure during 1995 and 1994, respectively.

     In 1996, the Company began using an owner trust structure, issuing both collateralized notes and pass-through certificates. Securitizations using the owner trust structure are also treated as sales without recourse. The Company retains the servicing of the automobile loans sold to the owner trust and receives excess interest from the automobile loans sold. The owner trust structure enables the Company to maximize the residual return from a securitization transaction by more closely matching the yield paid to the investor to the yield curve existing at the time the securitization transaction is consummated. The Company securitized $2.2 billion and $2.1 billion of automobile loans using this structure during 1997 and 1996, respectively.

     The Company derives multiple benefits from the securitization of automobile loans, including a stable source of low cost funding, reduction of interest rate and credit risk for sold automobile loans, enhanced return on assets and regulatory compliance.

  BORROWINGS AND OTHER SOURCES OF FUNDS

     The Company's other sources of funds include issuing commercial paper and obtaining advances from the FHLB, selling securities under agreements to repurchase and other borrowings as well as loan repayments and cash generated from operations. The Company selects from among these funding alternatives based on the timing and duration of its cash needs, as well as the costs, maturities and other requirements of each funding source.

     The FHLB system functions in a reserve capacity for savings institutions. As a member, the Company is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB on security of such stock and on certain residential mortgage loans. The Bank has been preapproved for advances up to 25% of its assets, based on remaining availability under credit facilities established by the Bank with the FHLB, with 24 hours notice. Such borrowings may be made pursuant to several different programs offered from time to time by the FHLB. Additional funds are available subject to additional collateral and other requirements. Each credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB prescribes the acceptable uses to which advances pursuant to each program may be put, as well as limitations on the sizes of advances and repayment provisions.

     At December 31, 1997 and 1996, the Company had $171 million and $25.0 million of commercial paper outstanding, respectively, with a weighted average interest rate of 6.0% for both years. The maximum amount of commercial paper outstanding at any month-end was $399 million and $398 million during 1997 and 1996, respectively. The average amount of commercial paper outstanding during 1997 and 1996 was $178 million and $163 million, respectively.

     Savings associations such as the Bank also have authority to borrow from the Federal Reserve System ("FRS") "discount window". FRS regulations require these institutions to exhaust all reasonable alternative sources of funds, including FHLB sources, before borrowing from the FRS. Federal regulations have been promulgated which connect CRA performance with access to long term advances from FHLB to member institutions. The Bank received a "satisfactory" rating in its most recent CRA evaluation.

  SUBORDINATED CAPITAL DEBENTURES

     In 1993 and 1997, the Company, through the Bank, issued $125 million of 8.5% and $150 million of 8.875% Subordinated Capital Debentures due 2003 and 2007, respectively, of which $239 million is currently outstanding. In addition to being a funding source, the Bank is permitted to include these Debentures in supplementary capital for purposes of determining compliance with risk-based capital requirements. See "Business -- Supervision and Regulation -- Regulatory Capital Requirements."

SUBSIDIARIES

  WESTERN FINANCIAL BANK

     The Bank is a federally chartered and insured savings bank. The Bank provides diversified financial services through real estate, commercial and related lending programs, depository accounts and investment services. The Bank has retail banking and mortgage banking offices in 7 states at February 28, 1998. Substantially all of the Company's operations are conducted through the Bank and its subsidiaries. The Bank's subsidiaries are WFS (which in turn owns all of the stock of WFAL, WFAL2 and WFSII), WFIA, RECON, WCS, Westhrift and THCMB. On July 1, 1997, WESTFIN, became a direct subsidiary of the Company. Each of these entities are described in detail below.

  WFS FINANCIAL INC

     WFS is in the business of consumer finance and operates in 40 states at February 28, 1998. Each of its offices are licensed to the extent required by law to conduct business in each respective state. WFS was created in 1995 by the combination of the Bank's automobile lending operations and the Bank's subsidiaries, Westcorp Financial Services, Inc., WFAL and WFAL2. The Company owns an 83.7% interest in WFS. The remaining interest is traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the ticker symbol "WFSI." During 1997, WFS originated $2.3 billion of automobile loans. The loans which WFS originates are generally sold in securitized offerings by its subsidiaries WFAL and WFAL2. See "Business -- The Business of WFS -- Automobile Lending."

  WFS FINANCIAL AUTO LOANS, INC.

     WFAL is a wholly owned, limited purpose subsidiary of WFS. WFAL was organized primarily for the purpose of purchasing automobile loans from WFS and securitizing such loans in the asset-backed market. A total of four securitization transactions totalling $2.2 billion were completed during 1997.

  WFS FINANCIAL AUTO LOANS 2, INC.

     WFAL2 is a wholly owned, limited purpose subsidiary of WFS. WFAL2 was organized primarily for the purpose of purchasing automobile loans from WFS, and securitizing such loans in the asset-backed market and engaging in other asset-backed financing transactions. WFAL2 did not engage in any such activities in 1997.

  WFS INVESTMENTS, INC ("WFSII")

     WFSII is a wholly owned, limited purpose subsidiary of WFS. WFSII was incorporated for the purpose of purchasing ownership interests in owner trusts in connection with securitization transactions. WFSII is limited by its Articles of Incorporation from engaging in any business activities not incidental or necessary to its stated purpose.

  WESTFIN INSURANCE AGENCY, INC. ("WFIA")

     WFIA is a California based insurance agency which acts as an agent for independent insurers in providing property and casualty insurance coverage on collateral, primarily automobiles, securing loans made by the Company, collateral protection insurance and other noncredit related life and disability programs. WFIA's revenues consist of commissions received on policies sold to customers.

  WESTERN RECONVEYANCE COMPANY, INC. ("RECON")

     RECON is a California corporation which acts primarily as the trustee under trust deed loans made by the Company and is not a significant source of revenues or expenses.

  WESTERN CONSUMER SERVICES, INC. ("WCS")

     WCS conducts real estate development activities through two California limited liability companies ("LLC"). The purpose of the LLC's is to acquire, develop and ultimately sell single family residences. The Company's interest includes a participating share of the profits realized upon the sale of each unit.

     WCS also owns two branch locations of the Company. These properties can not be treated as branch premises for regulatory purposes since the Bank does not occupy at least 25% of the premises, consistent with OTS guidelines. The Bank is required to hold risk-based capital against its investment in WCS.

  WESTHRIFT LIFE INSURANCE COMPANY ("WESTHRIFT")

     Westhrift, an Arizona corporation, is engaged in the business of reinsuring credit life and credit disability insurance offered to borrowers of the Company and underwritten by an independent insurer. The credit life insurance policies provide for full payment to the Company of the insured's financial obligation in the event of the insured's death. The credit disability insurance policies provide for payment to the Company of an insured's financial obligation during a period of disability resulting from illness or physical injury. Westhrift has a Certificate of Authority from the California Insurance Commissioner authorizing it to conduct insurance business in California. At December 31, 1997, credit life and disability insurance in force was $7.0 million.

     For Arizona statutory purposes, Westhrift is required to maintain reserves for losses on credit life and credit disability policies. Westhrift's aggregate reserves for credit life and credit disability policies at December 31, 1997 were $0.6 million. The aggregate reserves are computed in accordance with commonly accepted actuarial standards consistently applied, and are based on actuarial assumptions which are in accordance with or stronger than those called for in policy provisions. The policies reinsured are underwritten by the independent insurer for no more than the amount that the insured owes to the Company, not to exceed $25 thousand per loan. Westhrift also maintains a $0.5 million deposit in accordance with California statutory deposit requirements. Westhrift does not engage in any business except with respect to customers of the Company and WFS.

  THE HAMMOND COMPANY, THE MORTGAGE BANKERS ("THCMB")

     An 80% interest in The Hammond Company ("THC") and its subsidiaries was acquired by the Company on December 21, 1995. On June 19, 1996 the Company acquired the remaining 20% of THC. On August 13, 1996, THC was merged into its subsidiary The Hammond Company, The Mortgage Bankers ("THCMB"). In late 1996, the Company combined all of THCMB, except for its VA and California Housing Finance Authority ("CHFA") mortgage lending, with the Company's Mortgage Banking Division, as the retail mortgage arm of the Company. During 1997, THCMB was involved in the origination and sale of CHFA and VA mortgage loans. THCMB is not a significant source of revenues or expenses.

  WESTCORP INVESTMENTS, INC. ("WII")

     WII is a limited-purpose, wholly owned subsidiary of the Company. WII was incorporated in California on February 9, 1996 for the purpose of purchasing an ownership interest in an owner trust created for a WFS automobile loan securitization transaction. WII is limited by its Articles of Incorporation from engaging in any business activities not incidental or necessary to its stated purpose.

  WESTFIN SECURITIES CORPORATION ("WESTFIN")

     WestFin Securities Corporation, formerly known as Western Financial Investments, Inc. ("WFI"), began operations in 1994 as a licensed broker-dealer selling mutual funds and variable annuities to the general public. In order to also participate in the underwriting of certain securities, (of which WESTFIN is currently only a financial advisor) Western Financial Investments, Inc. changed its name to WestFin Securities Corporation in July 1997 and was made a direct subsidiary of the Company. Prior to this change, WFI was a subsidiary of the Bank.

  WESTRAN SERVICES CORP. ("WESTRAN")

     Westran is a California corporation which provides travel related services for the Company and its subsidiaries. It is not a significant source of revenues or expenses for the Company.

COMPETITION

     The Company faces strong competition in both its lending and deposit gathering activities. The Company believes it can differentiate itself from its competition based on product pricing, the high degree of quality and professionalism in the services it provides and through long-standing relationships with borrowers, real estate brokers, automobile dealers and retail deposit customers.

     WFS faces strong competition in the purchase of automobile dealer generated automobile loans from competitors including automobile manufacturer finance subsidiaries, consumer finance companies, commercial banks, and credit unions. WFS competes for the purchase of such loans on the basis of price and the level of service provided to its dealers, including its promptness in processing and approving automobile applications submitted by the dealer.

     Competition in originating mortgage loans comes primarily from other savings and loan associations, commercial banks and mortgage bankers. The Company competes for mortgage loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides borrowers and real estate brokers.

     The greatest competition for deposits comes from other savings and loan associations, money market funds, commercial banks, credit unions, thrift and loan associations, corporate and government securities and mutual funds. Many of the nation's largest savings and loan associations and other depository institutions are headquartered or have branches in the areas where the Company primarily conducts its business. The "Riegle-Neal Interstate Banking and Branch Efficiency Act of 1994" legislated broader interstate banking authority to financial institutions. At this time, the Company does not know the full extent of the impact, if any, this Act might have on the Company. The Company competes for deposits primarily on the basis of interest rates paid and quality of service provided to its customers. The Company does not rely on any individual, group or entity for a material portion of its deposits.

     Competition in the commercial banking business comes primarily from other commercial banks with a presence in the same geographic area. In general, many commercial banks are more sizable institutions with larger lending capacity and a lower cost of funds than the Company. However, the Company, because of the experience of the individuals it has recruited, plans to differentiate itself based on outstanding relationship management as well as on its ability to provide quick credit decisions, competitive interest rates and competitive pricing on loans, deposits and other services.

TAXATION

  FEDERAL INCOME TAXES

     The Company and its subsidiaries file a calendar year consolidated federal income tax return. All entities included on the consolidated financial statements are included in the consolidated tax return.

     The Bank is a savings and loan association for federal tax purposes. Prior to 1996, savings and loan associations satisfying certain conditions were permitted under the Internal Revenue Code ("IRC") to establish reserves for bad debts and to make annual additions to these reserves which qualified as deductions from income. However, in 1996 new legislation was enacted which eliminated the reserve method of accounting for bad debts for tax purposes for savings and loan associations. The repeal of the reserve method is effective for tax years beginning after December 31, 1995. Savings and loan associations are now subject to the same tax laws regarding bad debt reserves as banks. A bank which qualifies as a "small bank" may still be allowed to use the reserve method of accounting for bad debts, but may only calculate its addition to the reserve using the experience method, not the percentage of taxable income method. A bank which qualifies as a "large bank" is not allowed to use the reserve method and is only allowed amounts which are specifically charged off to be taken as a tax deduction. The Bank is considered a "large bank" for federal income tax purposes and, therefore, is required to use the specific charge off method for deducting bad debts for federal income tax purposes.

     The tax reserves for bad debts which were added after 1987 and which still exist as of the date of this change, are required to be recaptured into income ratably over a period of six years starting with the first taxable year after 1995. However, savings and loan associations which meet the "residential loan requirement" will be allowed to defer the recapture of their reserves for up to two years. In order to meet the residential loan requirement, the principal amount of residential loans made by a savings and loan association must equal or exceed the average principal amount of the residential loans made by the savings and loan association during the six most recent tax years beginning before 1996. The tax reserves related to pre-1988 additions to the reserves, are not required to be recaptured into income as a result of this legislation. The balance of the Bank's post-1987 reserve as of December 31, 1997, which will be required to be recaptured into income is $17 million. The Bank met the residential loan requirement for 1997 and, thus, has postponed recapture of its post-1987 reserves for this year. Beginning in 1998, the Bank will be required to recapture approximately $2.8 million into taxable income for each of the next six years.

     Prior to the legislation discussed above, the Bank, if it met certain criteria, was permitted to compute its addition to the bad debt reserve on loans using one of the following two methods: (i) the percentage of taxable income method; or (ii) the experience method. The Bank has used whichever method has provided the maximum tax deduction in the past. A savings and loan association which utilized the percentage of taxable income method is subject to recapture taxes on such reserves if it makes certain distributions to its stockholders. Dividends may be paid without the imposition of any tax on the Bank if the amounts paid as dividends do not exceed the Bank's current or accumulated earnings and profits as calculated for federal income tax purposes. Dividends paid in excess of current and accumulated earnings and profits, stock redemption's and other distributions with respect to stock, are deemed to be made from the bad debt reserve for qualifying real property loans, to the extent that this reserve exceeds the amount that could have accumulated under the experience method. The amount of tax that would be payable upon any distribution which is treated as having been made from the bad debt reserve for qualifying real property loans are also deemed to have been paid from the reserve to the extent thereof. Management does not contemplate making distributions that will create taxable income, but assuming a 35% tax rate, distributions to stockholders which are treated as having been made from the bad debt reserve for qualifying real property loans could result in a federal recapture tax which is approximately equal to one-half of the amount of such distributions. Despite the new laws regarding tax bad debt reserves, to the extent that the Bank has not recaptured its reserves into income as discussed above, and makes distributions deemed to have been made from their remaining reserves, the Bank would still be subject to the recapture tax discussed above.

     The Company will be subject to the alternative minimum tax if such tax is larger than the regular federal tax otherwise payable. Generally, alternative minimum taxable income is a taxpayer's regular taxable income, increased by the taxpayer's tax preference items for the year and adjusted by computing certain deductions in a special manner which negates the acceleration of such deductions under the regular federal tax. This amount is then reduced by an exemption amount and is subject to tax at a 20% rate. In the past, the Company has not generally paid alternative minimum tax and does not expect that they will in the current year.

     Currently the Company and its subsidiaries are under examination by the Internal Revenue Service for the tax years ended December 31, 1993 and 1994. Management does not anticipate any significant changes based upon these examinations.

  CALIFORNIA FRANCHISE TAX AND OTHER STATE PROVISIONS

     At the end of 1997, the Company and subsidiaries had a tax presence in approximately 35 states. However, the majority of the activity of the group and the resulting income should be taxed as California source income, with minor amounts apportioned or allocated outside California.

     The California franchise tax applicable to the financial corporations is higher than the rate of tax applicable to nonfinancial corporations because it includes an amount "in lieu" of local personal property and business license taxes paid by nonfinancial corporations, but not generally paid by financial corporations. For taxable years ending after December 31, 1995, the tax rate for a financial corporation is equal to the tax rate on a regular corporation plus 2%, or 11.3%. For income years beginning after January 1, 1997, the California regular corporate tax rate was reduced to 8.84% resulting in a tax rate of 10.84%.

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

     The Company and its subsidiaries compute their taxable income for California purposes an a unitary basis, or as if they were one business unit, and file one combined California franchise tax return (excluding Westhrift). The California returns of the Company and subsidiaries for the tax years 1990 through 1993 were examined by the Franchise Tax Board. A claim for refund is still pending. All other issues for those years have been settled.

SUPERVISION AND REGULATION

  GENERAL

     The adoption of Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") substantially restructured the regulatory framework in which the Company and the Bank operate. In December 1991, the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") was enacted. FDICIA requires specified regulatory agencies to adopt regulations having broad application to insured financial institutions such as the Bank. In 1994, the Riegle Community Development and Regulatory Improvement Act of 1994 ("RCDA") was adopted, which modified several of the requirements initiated by FDICIA. In addition, the Deposit Insurance Fund Act (the "Fund Act") has further modified certain of these requirements.

     Set forth below is a discussion of the statutory and regulatory framework for the Company and the Bank as affected by FIRREA, FDICIA, RCDA and the Fund Act and the regulations promulgated thereunder. However, to the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in the applicable law or regulation or in the policies of various regulatory authorities may have a material effect on the business and prospects of the Company and the Bank.

  WESTCORP

     The Savings and Loan Holding Company Act

     Westcorp, by virtue of its ownership of the Bank, is a savings and loan holding company within the meaning of the Home Owners' Loan Act ("HOLA"), as amended by FIRREA. Savings and loan holding companies and their savings association subsidiaries are extensively regulated under federal laws.

     As a savings and loan holding company registered with the OTS, the Company is subject to its regulations, examination and reporting requirements. The Company is a "unitary" savings and loan holding company within the meaning of regulations promulgated by the OTS, and as a result the Company is virtually unrestricted in the types of business activities in which it may engage, provided the Bank continues to meet the Qualified Thrift Lender test under HOLA. Although the Company intends to remain a unitary savings and loan holding company, if it acquires one or more insured institutions and operates them as separate subsidiaries rather than merging them with the Bank, or if certain other circumstances not currently applicable to the Company arise, the Company would be treated as a "multiple" savings and loan holding company and could cause additional regulatory restrictions to be imposed on the Company. The Company does not anticipate that those circumstances will arise unless such institutions are acquired pursuant to a supervisory acquisition and the insured subsidiaries meet the Qualified Thrift Lender test.

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

     Amendments made by FIRREA and FDICIA require that savings associations comply with the requirements of FRA Sections 22(g) and 22(h), and FRS Regulation O promulgated thereunder, in the same manner as member banks, with respect to loans to executive officers, directors and principal shareholders. The RCDA permits loans secured by a first lien on an executive officer's residence to be made without prior approval of the board of directors of the financial institution. As a matter of policy, the Company does not make loans to executive officers, directors or principal shareholders.

  THE BANK

     California Savings Association Law

     As a federally chartered institution, the Bank's investments and borrowings, loans, issuance of securities, payments of interest and dividends, establishment of branch offices and all other aspects of its operations are subject to the exclusive jurisdiction of the OTS, to the exclusion of the California Financial Code or regulations of the California Commissioner of Financial Institutions. The OTS has adopted regulations to the effect that State laws pertaining to the operations of federal savings associations and their operating subsidiaries are preempted.

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

     Insurance of Accounts

     The FDIC administers two separate deposit insurance funds for financial institutions: (i) the Savings Association Insurance Fund ("SAIF"), which insures the deposits of associations that were insured by the Federal Savings and Loan Insurance Corporation ("FSLIC") prior to the enactment of FIRREA, and (ii) the Bank Insurance Fund ("BIF"), which insures the deposits of institutions that were insured by the FDIC prior to FIRREA. Commencing in 1989, the deposits of the Bank became insured through the SAIF to the maximum amount permitted by law (currently $100,000).

     During 1997 the Bank was required to pay insurance premiums of $1.0 million. FDICIA required the FDIC to implement a risk-based assessment system under which an institution's premiums are based on the FDIC's determination of the relative risk the condition of such institution poses to its insurance fund. In response, the FDIC adopted a final rule, effective January 1, 1994. Under this rule, each insured institution is classified as "well capitalized," "adequately capitalized" or "undercapitalized," using definitions substantially the same as those adopted with respect to the "prompt corrective action" rules adopted by the regulatory agencies under FDICIA. See "Prompt Corrective Regulatory Action." Within each of these classifications, the FDIC has created three risk categories into which an institution may be placed, based upon the supervisory evaluations of the institution's primary federal financial institution regulatory agency and the FDIC. These three categories consist of those institutions deemed financially sound, those with demonstrated weakness that could result in significant deterioration of the institution and risk of loss to the FDIC, and those which pose a substantial probability of loss to the FDIC. Each of these nine assessment categories for SAIF insured institutions such as the Bank is assigned an assessment rate. Under the regulations, an institution is precluded from disclosing the risk-based assessment category to which it has been assigned.

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

     FIRREA established a five year moratorium on conversions from the SAIF to the BIF. The Resolution Trust Corporation Completion Act ("RTCCA"), enacted on December 17, 1993, extended this moratorium until the date on which the SAIF first meets the reserve ratio designed for it. The Fund Act provides that the moratorium will now terminate on the earlier of January 1, 2000 or when the bank and savings association charters are united and the BIF and SAIF are merged. There are several exceptions to this moratorium. Most importantly, a SAIF member may convert to a bank charter if the resulting bank remains a SAIF member during the term of the moratorium. Additionally, conversions to a bank charter can take place during the moratorium if: (i) it affects only an "insubstantial" portion of an institution's total deposits and is approved by the FDIC; (ii) it results from the acquisition of a troubled institution that is in default or in danger of default and is approved by the FDIC; or (iii) it results from a merger or consolidation of a bank and a savings association and is approved by the FDIC or the OCC, as well as by the FRS. While these are proposals pending in Congress to eliminate the thrift charter and merge the BIF and SAIF, the Company can provide no assurance as to whether such proposals will be enacted.

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

     Liquidity Requirements

     Under OTS regulations, the Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations and certain corporate debt obligations and commercial paper) equal to at least 4% of its average daily balance of net withdrawal accounts and borrowings payable on demand or in one year or less. If at any time the Bank's liquid assets do not at least equal (on an average daily basis for any quarter) the amount required by these regulations, the Bank would be subject to various OTS enforcement procedures, including monetary penalties. At December 31, 1997, the percentage was 9.11%. Thus, the Bank was in compliance with these requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity."

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

     At December 31, 1997, the Bank met the capital requirements of a well capitalized association as defined by the regulation. At that date, the Bank held $40.0 million of brokered deposits.

     Regulatory Capital Requirements

     The HOLA, as amended by FIRREA, mandates that the OTS promulgate capital regulations which provide capital standards no less stringent than the capital standards applicable to national banks.

     The HOLA and the OTS regulation require savings associations to maintain "core capital" in an amount not less than 3% of adjusted total assets. Core capital is defined in the OTS capital regulations as including, among other things, (i) common shareholder's equity (including retained earnings); (ii) a certain portion of the association's qualifying supervisory goodwill; (iii) noncumulative perpetual preferred stock and related surplus; and (iv) capitalized servicing rights ("CSR") and purchased credit card relationships ("PCCRs") meeting certain valuation requirements. The maximum amount of CSRs and PCCRs which can be included in core capital and tangible capital may not exceed, in the aggregate, an amount equal to 50% of the institutions core capital, with PCCRs limited to 25% of core capital. At December 31, 1997, the Bank had $37.4 million of CSRs, but held no PCCRs. Of the CSRs held by the Bank, $3.2 million are in excess of the amount which may be included within the Bank's core capital.

     The regulations of the OCC, the principal national bank regulator, require a minimum core capital requirement of 3% of adjusted total assets for national banks with a composite 1 rating (the highest rating available) under the Capital, Asset Quality, Management, Earnings, Liquidity, Sensitivity toward market risk ("CAMELS") rating system for national banks and substantially higher core capital requirements for lower rated national banks. Most national banks are required to maintain core capital of 4% to 5% under this regulation. Because HOLA generally requires that the capital standards applicable to savings institutions be "no less stringent" than those applicable to national banks, there is a high likelihood that the OTS will impose substantially equivalent requirements, and in April 1991, the OTS proposed to modify the 3% of adjusted total assets core capital requirement in the same manner. Under the OTS proposal, only savings associations rated composite CAMELS 1 will be permitted to operate at the regulatory minimum core capital ratio of 3%. For all other savings associations, the minimum core capital ratio will be 3% plus at least an additional 100 to 200 basis points, which thus will increase the core capital ratio requirement to 4% to 5% (or more) of adjusted total assets. In determining the amount of additional core capital any savings institution will be required to maintain, the OTS will assess both the quality of risk management systems and the level of overall risk in each individual savings association through the supervisory process on a case-by-case basis. The OTS has not yet issued a final rule. The OTS capital regulations already permit the OTS to impose a higher individual minimum capital requirement on a case-by-case basis. The Bank is not currently subject to any such requirement. The Bank's core capital ratio at December 31, 1997 was 9.48%.

     A savings association must maintain "Tangible Capital" in an amount not less than 1.5% of adjusted total assets. "Tangible Capital" means core capital less any intangible assets (including supervisory goodwill), plus CSRs and PCCRs to the extent includable in core capital as described above. At December 31, 1997, the Bank's tangible capital was 9.48%.

     A savings institution's investments in, and extensions of credit to, a subsidiary engaged in any activities not permissible for national banks ("nonincludable subsidiaries") generally are deducted from the institution's core capital and tangible capital in determining compliance with capital standards. This deduction is not required for investments in, and extensions of credit to, a subsidiary engaged solely in mortgage banking, to certain subsidiaries which are themselves insured depository institutions or, unless the FDIC determines otherwise in the interests of safety and soundness, to a subsidiary which engages in such impermissible activities solely as agent for its customers. Effective July 1, 1996, the Bank is required to deduct from its core and tangible capital its investments in WCS (both equity and extensions of credit), as WCS is engaged in residential real estate activities not permitted by national banks. At December 31, 1997, the amount excluded from the Bank's core and tangible capital was $10.2 million.

     As of December 31, 1997, the Bank's core capital was $356 million, exceeding the Bank's regulatory requirement by $243 million. The Bank's tangible capital at December 31, 1997 was $356 million, exceeding the applicable regulatory requirement by $299 million.

     The risk-based component of the capital standards requires that an association have total capital equal to 8.0% of risk-weighted assets. The OTS risk-based capital regulation provides that for assets sold as to which any recourse liability is retained (including on-balance sheet assets related to the assets sold which are at risk) a savings association must hold capital as a part of its risk-based capital requirement equal to the lesser of (i) the amount of that recourse liability or (ii) the risk-weighted capital requirement for assets sold off-balance sheet as though the assets had not been sold. In addition, in the former instance, when calculating the Bank's risk-based capital ratio (a) the value of those on balance sheet assets which are subject to recourse, to the extent of that recourse liability ("fully capitalized assets"), is deducted from the Bank's total capital and (b) neither the risk-weighted value of the asset sold off-balance sheet nor the amount of the fully capitalized assets is included in the Bank's total risk-weighted assets. The Bank's risk-based capital requirement at December 31, 1997 included $345 million due to its recourse liability relating to grantor and owner trust financings, including fully capitalized assets.

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

     Before a risk-weight category can be applied to a consolidated off-balance sheet item, such item must be converted into a credit-equivalent amount by multiplying its face amount by whichever of four credit conversion factors is appropriate. There is a one hundred percent conversion of direct credit substitutes, and net assets sold under an agreement to repurchase; a fifty percent conversion factor for transaction-related contingencies and the unused portions of nonexempt loan commitments; a twenty percent conversion for trade-related contingencies, such as commercial letters of credit; and a zero percent conversion for the unused portion of exempt loan commitments and unused, unconditionally cancellable retail credit card lines. Interest rate contracts have special credit equivalent amounts equal to the sum of their current credit exposure plus their potential credit exposure. The risk-weight category to be applied to such amounts in determining the credit risk component would depend on the obligor, but in no event would be higher than fifty percent risk-weight. As of December 31, 1997 the Bank's total risk-weighted assets equaled $5.2 billion.

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

     The Bank currently has $107 million (excluding discount and issuance costs) of its 8.5% Debentures and $150 million of its 8.875% Debentures (excluding discounts and issuance costs) outstanding. Pursuant to the approval from the OTS to treat those debentures as supplementary capital, subsequent to January 1, 1999 the amount of those debentures which may be included as supplementary capital may not exceed 40% of the Bank's total capital, until January 1, 1999 at which time the inclusion reverts back to one-third of the Bank's total capital. At December 31, 1997, the Debentures then outstanding represented 39.8% of the Bank's total capital. Consistent with the OTS capital regulations, the amount of the 8.5% Debentures which may be included as supplementary capital will decrease at the rate of 20% of the amount originally outstanding per year (net of redemptions), commencing on July 1, 1998 and the amount of the 8.875% debentures which may be included as supplementary capital will decrease at the rate of 20% of the amount originally outstanding per year (net of redemptions), commencing on August 1, 2002. The Bank's total capital at December 31, 1997 was $640 million and its risk-based capital ratio was 12.24%.

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

     Specifically, the rule provides that a savings association's IRR is to be determined by the decline in that association's Net Portfolio Value ("NPV") (i.e., the value of the association's assets as determined in accordance with the provisions of the rule) resulting from a 200 basis point change in market interest rates (increase or decrease, whichever results in a lower NPV) divided by the NPV prior to that change. If that result is a decrease of greater than 2%, the association must deduct from its total capital an amount equal to one-half of the decline in its NPV in excess of 2% of its NPV prior to the interest rate change (the "IRR component"). The reduction of an association's total risk-based capital is effective on the first day of the third quarter following the reporting date of the information used to make the required calculations. The rule also contains provisions (i) reducing the IRR component if the association reduces its IRR by the end of the quarter following the reporting date and (ii) permitting the OTS to waive or defer the IRR component on a showing that the association has made meaningful steps to reduce or control its interest rate risk. The OTS has postponed the effective date as of which an IRR component will be required to be deducted from a savings association's capital to permit the OTS to review the interest rate risk regulations currently being promulgated by the other federal banking agencies for their respective institutions. Even were the rule currently being applied, the Bank would not be required to reduce its total capital by an IRR component, and does not anticipate being required to do so during 1998.

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

     In summary, the Bank exceeded the current minimum requirements for core capital, tangible capital and risk-weighted capital as of December 31, 1997.

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

     The OTS, in conjunction with the other federal financial institution regulatory agencies, adopted regulations defining the five categories of capitalization and implementing a framework of supervisory actions, including those described above, applicable to savings institutions in each category. The regulations provide that a savings association will be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 (i.e., core) risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater and is not subject to any OTS order or directive to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater; has a Tier 1 risk-based capital ratio of 4% or greater and has either (a) a leverage ratio of 4% or greater or (b) a leverage ratio of 3% or greater and is rated composite 1 under the CAMELS rating system in the most recent examination of the institution; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, has a Tier 1 risk-based capital ratio that is less than 4%, has a leverage ratio that is less than 4% or, if rated composite 1 under the CAMELS rating system in the most recent examination of the institution, has a leverage ratio that is less than 3%; (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and
(v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%. At December 31, 1997, the Bank met the capital requirements of a "well capitalized" institution, as its total risk-based capital ratio was 12.24%, its Tier 1 risk-based capital ratio was 6.74% and its leverage ratio was 9.43%.

     Loans to One Borrower

     Under the HOLA as amended by FIRREA, the loans to one borrower limitations for national banks apply to all savings associations in the same manner and to the same extent as they do to national banks. Thus, savings associations generally are not permitted to make loans to a single borrower in excess of 15% to 25% of the savings associations' unimpaired capital and unimpaired surplus (depending upon the type of loan and the collateral provided therefore), except that a savings association may make loans to one borrower in excess of such limits under one of the following circumstances: (i) for any purpose, in any amount not to exceed $500,000; (ii) to develop domestic residential housing units, in an amount not to exceed the lesser of $30.0 million or 30% of the savings association's unimpaired capital and unimpaired surplus, provided that the association receives the written approval of the OTS to do so (which approval the Bank has not sought) and certain other conditions are satisfied; or
(iii) to finance the sale of real property which it owns as a result of foreclosure, providing that no new funds are advanced. In addition, further restrictions on a savings association's loans to one borrower authority may be imposed by the OTS if necessary to protect the safety and soundness of the savings association. At December 31, 1997, 15% of the Bank's unimpaired capital and unimpaired surplus for loans to one borrower purposes was $63.7 million. The largest amount outstanding at December 31, 1997 to one borrower (and related entities) was $11.5 million.

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

     The Bank's aggregate investment in service corporation subsidiaries was $11.7 million and its equity investments in operating subsidiaries was $182 million as of December 31, 1997.

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

     Under the existing QTL requirements, a savings association's "qualified thrift investments" must equal not less than 65% of the association's "portfolio assets" measured on a monthly basis, in 9 of every 12 consecutive months. Savings associations have the option of substituting compliance with the IRC "domestic building and loan association" ("DBLA") test for compliance with the amended QTL requirements. Qualified thrift investments include: (i) all loans or mortgage-backed securities held by an association which are secured or relate to domestic residential or manufactured housing; (ii) investments in educational, small business, credit card, and credit card account loans; and (iii) FHLB stock and certain obligations of the FDIC and related entities. Certain other investments are included as qualified thrift investments, but are limited to 20% of an association's portfolio assets, including (i) 50% of residential mortgage loans sold by an association within 90 days of their origination, (ii) investments in subsidiaries which derive at least 80% of their revenue from domestic residential or manufactured housing, (iii) subject to certain limitations, 200% of investments relating to "starter homes" or housing and community facilities in "credit-needy areas," (iv) consumer loans in the aggregate of not more than 20% of portfolio assets, and (v) FHLMC and FNMA stock. Portfolio assets are total assets less goodwill and other intangible assets, the value of the association's facilities and the association's liquid assets maintained to meet its liquidity requirements (but not over 20% of its total assets).

     At December 31, 1997 the Bank's percentage of qualified thrift investments to portfolio assets was 81%. The Company anticipates that the Bank will continue to remain a QTL.

     Dividend Regulations

     The OTS has adopted regulations limiting the amount of capital distributions a savings association may make. The regulation divides savings associations into three tiers; those which meet all of the fully phased-in capital requirements of the OTS both before and after the proposed distribution (Tier 1 Associations), those which meet all of the current capital requirements both before and after the proposed distribution (Tier 2 Associations), and those which fail to meet one or more of the current capital requirements (Tier 3 Associations). A Tier 1 Association may make capital distributions in an amount equal to the greater of (i) 100% of its net income for the current calendar year to the date of capital distribution, plus the amount that would reduce by one-half its "surplus capital ratio" (the amount by which the association's total capital-to-risk-weighted assets ratio exceeds its fully phased-in requirement of 8%) at the beginning of the current calendar year (i.e., at the end of the preceding calendar year), or (ii) 75% of its net income over the most recent four-quarter period preceding the quarter in which the capital distribution is to be made. A Tier 2 Association may make capital distributions of up to 75% of its net income over the past four-quarter period. A Tier 3 Association may not make any capital distribution without the prior authorization of the OTS. Although Tier 1 and Tier 2 Associations do not need to obtain prior approval to make a capital distribution which complies with the requirements of the OTS regulation, the savings association must file a notice with the OTS at least 30 days in advance of the date on which the distribution is to be made. The OTS has proposed that savings associations which are not subsidiaries of holding companies may make distributions without advance notice to the OTS. The OTS has the authority, under the regulation, to preclude a savings association from making capital distributions, notwithstanding its qualification to do so on the above tests, if the OTS determines that the savings association is in need of more than normal supervision, or if the proposed distribution will constitute an unsafe or unsound practice given the condition of the savings association. In addition, a Tier 1 Association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 Association as a result of such determination. A savings association may also apply to the OTS for approval to make a capital distribution even though it does not meet the above tests, or for an amount which exceeds the amount permitted by the express terms of the regulation.

     In addition, another OTS regulation pertaining to holding companies requires that the OTS be given a 30 day advance notice before a savings association subsidiary pays a dividend to its holding company. The notice described above can also constitute the notice for this purpose, if so designated.

     The Bank is a Tier 1 Association. As of the date hereof, under the limitations of the OTS capital distributions regulation, the Bank may pay dividends up to the greater of 100% of its net income since January 1, 1997 plus 50% of its surplus capital or 75% of its net income over the four-quarter period ending December 31, 1997. However, the Bank is also subject to certain limitations on the payment of dividends by the terms of the indenture for its 8.5% and 8.875% Debentures, which limitations are more severe than the OTS capital distribution regulations. Under the most restrictive of those limitations, the greatest capital distribution which the Bank could currently make is $85.6 million for the fourth quarter of 1997. During 1997, the Company made an additional investment in the Bank of $15.0 million which increased the availability of a capital distribution. In 1996, the available capital distribution was $51.0 million. The Company received dividends from the Bank during 1997 in the aggregate amount of $46.4 million.

     Community Reinvestment Act

     CRA was passed by Congress in 1977 as a means to encourage each financial institution to help meet the credit needs of the communities it served, including low- to moderate-income neighborhoods. Depository institutions were required to:
     - Delineate their community by describing their primary lending area;
     - List the types of credit available;
     - Maintain a CRA statement and lobby poster (CRA Notice); and
     - Complete an annual review of the CRA statement by the Board of Directors.

     In 1989, additional regulations were passed which amended or expanded the CRA requirements improving public awareness of the activities of financial institutions and making it possible to better quantify the performance of individual banks. These changes included:
     - The power of regulatory institutions to deny branch applications on CRA grounds;
     - Increased compliance requirements including documenting affirmative steps to develop and maintain an effective CRA program; and
     - FIRREA which required the regulators to prepare a written CRA evaluation, which after July 1, 1990, must be made public within 30 business days after the institution receives its final examination report, including a public rating of the financial institution's CRA performance.

     The CRA regulation was changed again effective July 1, 1995, when the regulatory agencies consisting of the OCC, Board of Governors of the Federal Reserve System (the "Board"), FDIC and OTS passed a joint final rule. This amended regulation established a uniform framework and criteria by which the agencies could assess an institution's record of helping to meet the credit needs of its community, including low- and moderate-income neighborhoods, consistent with safe and sound operations, and provided for consideration of the agencies assessment when reviewing certain applications. Commonly referred to as the New CRA, the regulation establishes certain performance standards under which the Company is to be examined. Periodically, the OTS will review the Company's performance and publish a "Community Reinvestment Act Performance Evaluation". The revised examination procedures provide for an evaluation under the lending, investment and service tests.

     As required by the new CRA regulation, the Company has identified eleven Primary Metropolitan Statistical Areas ("PMSA's") and Metropolitan Statistical Areas ("MSA's") in the state of California as its assessment area(s). These geographic markets contain the Company's retail banking offices and are representative of where the Company accepts deposits from its customer base. The Company has been notified that it will be audited under the new regulation in the first half of 1998. The revised examination procedures will focus on performance rather than process. The new system will evaluate the degree to which the institution is providing (i) loans, (ii) branches and other services, and (iii) investments to low and moderate income areas. Under the new regulation, the Company could seek to be assessed on its CRA performance under a strategic plan prepared by the association and approved by the OTS. This would take the place of the three tests mentioned above. The new regulation also emphasized the importance of an institution's CRA performance in the corporate application process, and seeks to make the regulation more enforceable.

     The Company has elected to be audited under the Lending Test, Investment Test and Service Test and does not believe that its performance under the new CRA regulation will differ materially from its performance under the previously existing CRA regulations. Following the scheduled audit the Company will receive an updated performance evaluation which will be made public in each branch office.

     Classification of Assets

     The OTS has adopted a classification system for problem assets of insured institutions. Problem assets are classified as "special mention," "substandard," "doubtful" or "loss," depending on the presence of certain characteristics. An asset will be considered "special mention" when assets do not currently expose a savings association to a sufficient degree of risk to warrant classification but possess credit deficiencies or potential weaknesses deserving management's close attention; an asset is "substandard" if it is inadequately protected by the current capital and paying capacity of the obligor or by the collateral pledged, if any. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset
Quality -- Allowance for Loan Losses."

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

     The OTS has revised its asset classification scheme. The OTS removed the specific description of assets classified as "substandard," "doubtful" and "loss" from the regulatory text, and is now providing such descriptions in guidance, as is the practice of the federal banking regulatory agencies. As of December 31, 1997 the Bank had established allowances for loan and real estate losses of $34.6 million.

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

     Investment Powers

     Pursuant to the Interagency Guidelines for Real Estate Lending Policies, the Bank is required to have lending policies consistent with the guidelines, including as to loan portfolio management considerations, underwriting standards and loan administration. In particular, the regulation establishes supervisory LTV limits for real property secured loans. Each insured institution is to set its own policy with respect to LTV, but those LTV limits are not to exceed the LTV limits of the guidelines, except as specifically permitted by the guidelines. Generally, the LTV limits are as follows: for raw land, 65%; for land development, 75%; for construction of 1 to 4 family residential housing, 85%, and 80% for other construction loans; and for improved property, 85%. Loans secured by owner occupied 1 to 4 family residences are not subject to a supervisory LTV limit, except that any such loan with a LTV ratio of greater than 90% at origination requires either private mortgage insurance or other readily marketable collateral. The Bank's LTV standards are consistent with these supervisory limitations. In addition, the OTS and the other federal banking agencies have adopted uniform real estate appraisal guidelines which require the board of directors of financial institutions to adopt appraisal and evaluation programs which will cover the selection of appraisers, monitoring their activities, require needed independence from the real estate transaction at issue, establish criteria for reports, formats and the use thereof.

     The EGRPRA expanded the small business and agricultural lending authority of federal associations. Federal associations can make total loans secured by business or agricultural real estate in amounts up to 400% of capital, and can make additional secured and unsecured loans to businesses and farms in total amounts up to 20% of total assets, provided that amounts in excess of 10% of assets may only be used for "small business loans." The OTS also no longer aggregates commercial loans made by a savings association's service corporation with commercial loans made by the savings association itself for purposes of the statutory 10% of assets limitation.

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

     The Federal Financial Institutions Examination Council determined in August of 1993 that all federal financial institution regulatory agencies must adopt Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," for fiscal years commencing on or after January 1, 1994. Under SFAS No. 115, savings associations will be required to recognize unrealized gains and losses on "available for sale" securities when measuring shareholders' equity. The OTS has determined that SFAS No. 115 will not be used as a component in core capital or as a part of supplementary capital. The Company recognized an increase in shareholders' equity of approximately $186 thousand at December 31, 1995 as a result of SFAS No. 115. For additional information see the Consolidated Financial Statements.

     SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued by the Financial Accounting Standards Board in June 1996. SFAS No. 125 established standards for the recognition and measurement of transactions involving transfers of financial assets. SFAS No. 125 adopts a financial components approach which, after a transfer of financial assets, requires recognition of assets which continue to be controlled by the transferor and derecognition of assets for which control has been surrendered. SFAS No. 125 is to be applied prospectively to transactions occurring after January 1, 1997. Transactions prior to adoption are not affected. The adoption of SFAS No. 125 is not expected to have a material impact on the financial condition or results of operations of the Company arising from the securitization activities of WFS.

     Annual Examinations

     FDICIA significantly reduces regulatory discretion by mandating the appropriate federal financial institution regulatory agency to conduct a full scope, on-site examination of each insured depository institution every twelve months. The Bank's last annual examination ended on July 16, 1997.

     FDIC Back-Up Enforcement Authority

     The FDIC has the statutory authority under FDICIA to direct an insured institution's principal regulator to take enforcement action, and to take that action itself if the principal regulator fails to act timely, or in an emergency situation.

     Financial Reporting

     FDICIA requires insured institutions to submit independently audited annual reports to the FDIC and the other appropriate regulated agencies. These publicly available reports must include: (i) annual financial statements prepared in accordance with generally accepted accounting principles and such other disclosure requirements as required by the FDIC or the appropriate agencies;
(ii) a report, signed by the chief executive officer and the chief financial officer or chief accounting officer of the institution which contains statements, attested to by independent auditors, about the adequacy of internal controls and procedures for financial reporting . Insured institutions such as the Bank are required to monitor these activities through an independent audit committee.

     FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution.

     Standards for Safety and Soundness

     FDICIA, as amended by the RCDA, requires the federal banking regulatory agencies to prescribe, by regulation or guidelines, standards for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. In addition, the federal banking regulatory agencies are required to prescribe standards relating to asset quality, earnings and stock valuation as they determine to be appropriate.

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

     OTS Prohibitions

     The OTS prohibits directors, officers, and natural persons having the power to control the management or policies of savings associations from receiving, directly, or indirectly, any commission, fee or other compensation in connection with the procurement of any loan by the savings association or a subsidiary of the savings association. This regulation does not apply to holding companies and holding company affiliates of savings associations. Therefore, this regulation does not apply to the Company, but does apply to the Bank.

     Furthermore, the OTS prohibits directors, officers, employees, persons having the power to control management or policies of savings associations, and other persons who perform fiduciary duties for savings associations, from advancing their own personal or business interests, or those of others with whom they have a personal business relationship, at the expense of the institutions they serve. Generally, a person will not be deemed to be advancing his, her or its interests at the expense of the institution if the transaction complies with sections 23A and 23B of the FRA, Regulation O, or the OTS' safe harbor provision. Likewise, the rule does not prohibit an executive officer, director or principal shareholder from receiving a loan from the association which they serve under certain circumstances.

     The OTS also prohibits directors or officers of savings associations, persons having the power to control the management or policies of savings associations and other persons who owe a fiduciary duty to savings associations from taking advantage of corporate opportunities belonging to their savings association or its subsidiaries. A corporate opportunity will be deemed to belong to the savings association if: (i) it is within the corporate powers of the savings association or its subsidiary; and (ii) the opportunity is of present or potential practical advantage to the savings association, directly or through its subsidiary. The OTS will deem a person not to have taken advantage of a corporate opportunity belonging to the savings association if a disinterested and independent majority of the savings association's board of directors, after receiving a full and fair presentation of the matter, rejected the opportunity as a matter of sound business judgement.

  WFS

     WFS is an operating subsidiary of the Bank. WFS purchases automobile loans from new and used car dealers and makes installment loans to individual consumers, secured, in both instances, by automobiles and light duty trucks. WFS purchased automobile loans in 40 states at February 28, 1998. WFS is licensed in each state in which it operates as a consumer finance lender by a state licensing agency in each such state. As such, it is subject to audit and examination by the applicable state agencies for these states, as well as being subject to examination and supervision by the OTS and the FDIC. WFS engages local counsel familiar with the applicable consumer finance and auto finance, licensing and titling laws and regulations of each of the states in which it has offices and from which it purchases automobile loans to the extent it purchases automobile loans from states in which it has no office. WFS will continue to do so as to each of the states in which WFS intends to purchase automobile loans. At December 31, 1997, and as of the date hereof, WFS is in compliance with the licensing and operating laws and regulations applicable to each of its offices in these states.

     Numerous federal and state consumer protection laws and regulations impose requirements applicable to the automobile loans purchased and serviced by WFS. Among these enactment's are the federal Truth-in-Lending Act, the Federal Trade Commission Act, the Fair Credit Billing Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Fair Debt Collection Practices Act and the California Rees-Levering Act and similar retail installment sales laws and similar laws of other states in which WFS originates automobile loans. Most of the states in which WFS is originating automobile loans have statutes or regulations pertaining to the repossession and sale process WFS must follow when seeking to recover on a defaulted automobile loan. Generally, WFS must follow those requirements with precision to ensure its ability to maximize its recovery on a defaulted automobile loan. In addition, some states, such as Texas, have consumer protection laws which limit the assets WFS may reach in order to recover on any deficiency following repossession and sale of the vehicle which secures a defaulted automobile loans.

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

  EMPLOYEES

     At December 31, 1997, the Company had 2,549 full-time and 76 part-time employees. None of these employees is represented by a collective bargaining unit or union and the Company and its subsidiaries believe they have good relations with their respective personnel.

  FORWARD-LOOKING STATEMENTS

     The preceding Business section contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a new "safe harbor" for certain forward-looking statements. This Annual Report on Form 10-K contains forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The forward-looking terminology such as "believe", "expect", "design", "anticipate", "intend", "may", "will", "should", "estimate", "continue", and/or the negative thereof or other comparable expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for consumer, mortgage and commercial loans, which is affected by such external factors as the level of interest rates, the strength of the various segments of the economy, debt burden held by the consumer and demographics of the Company's lending markets; (2) the direction of interest rates; (3) fluctuations between interest rates and the cost of funds; (4) federal and state regulation of the Company's operations; (5) competition within the financial services industry; (6) the availability and cost of securitization transactions; (7) continued dealer and broker relationships and (8) the impact of the automobile lending operations restructure.

ITEM 2. PROPERTIES

     At December 31, 1997, the Company owned 23 properties in California and one property in Texas and leases additional properties at various locations in other states.

     The executive offices are located at 23 Pasteur Road, Irvine, California. The remaining owned and leased properties are used as branch offices, finance company offices, dealer centers, and mortgage banking offices. At December 31, 1997, the net book value of property and leasehold improvements was approximately $65.4 million. The Company leases space at seven locations from companies controlled by a major shareholder. For further information see "Item 13 -- Certain Relationships and Related Transactions".

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved as a party to certain legal proceedings incidental to its business. Management believes that the outcome of such proceedings will not have a material effect upon the Company's financial condition, results of operations and cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  PRICE RANGE BY QUARTER

     The common stock of the Company has been publicly traded since 1986 and is currently traded on the New York Stock Exchange ("NYSE"), identified by the symbol, WES. The following table illustrates the high and low prices by quarter in 1997 and 1996, as reported by NYSE, which prices are believed to represent actual transactions:

                                                                  1997               1996
                                                              -------------      -------------
                                                              HIGH      LOW      HIGH      LOW
                                                              ----      ---      ----      ---
First Quarter...............................................  $22 7/8   $14 1/2  $18 11/16 $16 3/16
Second Quarter..............................................   19        13 1/4   19 17/32  17 5/8
Third Quarter...............................................   22 7/8    17 15/16  21 7/8   17
Fourth Quarter..............................................   23 1/2    15 5/8   23 7/8    20 1/4

     There were approximately 1,800 shareholders of Westcorp common stock at December 31, 1997. The number of shareholders was determined by the number of record holders, including the number of individual participants, in security position listings.

  DIVIDENDS

     The Company paid cash dividends of $0.40, $0.39 and $0.34 per share for the years ended December 31, 1997, 1996 and 1995, respectively. The Company declared a stock dividend of 5% in 1996 and 1995. The 1996 and 1995 dividends and earning per share and share amounts have been retroactively adjusted to give effect of the 1996 and 1995 5% stock dividends. On January 29, 1998, the Company declared a quarterly cash dividend of $0.10 per share for shareholders of record as of February 10, 1998 and paid on February 23, 1998.

     The Company is not restricted by regulation or agreement in its ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                  -------------------------------------------------------------------
                                     1997          1996          1995          1994          1993
                                  -----------   -----------   -----------   -----------   -----------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED SUMMARY OF INCOME
Interest income.................  $   270,532   $   242,388   $   222,093   $   143,639   $   157,946
Interest expense................      161,070       139,194       139,279        88,766       101,203
                                  -----------   -----------   -----------   -----------   -----------
  Net interest income...........      109,462       103,194        82,814        54,873        56,743
Provision for loan losses.......       12,851        13,571        11,470        13,033        22,584
                                  -----------   -----------   -----------   -----------   -----------
  Net interest income after
     provision for loan
     losses.....................       96,611        89,623        71,344        41,840        34,159
Noninterest income..............      218,038       181,264       105,660        85,932        73,839
Noninterest expense.............      241,454       203,646       115,433        95,133        83,625
                                  -----------   -----------   -----------   -----------   -----------
Income before income taxes and
  extraordinary loss............       73,195        67,241        61,571        32,639        24,373
Income taxes....................       31,287        28,095        25,235        13,819        10,386
                                  -----------   -----------   -----------   -----------   -----------
Income before minority
  interest......................       41,908        39,146        36,336        18,820        13,987
Minority interest in earnings of
  subsidiaries..................        5,120         7,349         2,908
                                  -----------   -----------   -----------   -----------   -----------
Income before extraordinary
  loss..........................       36,788        31,797        33,428        18,820        13,987
Extraordinary loss, net of
  applicable income tax benefit
  of $811(1)....................                                                               (1,113)
                                  -----------   -----------   -----------   -----------   -----------
Net income......................  $    36,788   $    31,797   $    33,428   $    18,820   $    12,874
                                  ===========   ===========   ===========   ===========   ===========
OTHER SELECTED FINANCIAL DATA
Book value per share(2).........  $     13.27   $     12.23   $     11.54   $      8.32   $      8.09
Weighted average number of
  shares and common share
  equivalents -- diluted........   26,351,144    26,199,537    25,917,018    25,531,182    22,966,693
Income before extraordinary
  item..........................  $      1.40   $      1.21   $      1.29   $      0.74   $      0.61
Extraordinary loss due to
  redemption of subordinated
  debentures....................                                                                (0.05)
                                  -----------   -----------   -----------   -----------   -----------
Net income per
  share -- diluted(2)...........  $      1.40   $      1.21   $      1.29   $      0.74   $      0.56
                                  ===========   ===========   ===========   ===========   ===========

Dividends per share(2)..........  $      0.40   $      0.39   $      0.34   $      0.27   $      0.17
Dividend payout ratio...........         28.6%         32.2%         26.4%         36.5%         30.4%

---------------

(1) During the third quarter of 1993, the Bank redeemed its 11% Subordinated Capital Debentures due 1999 at a loss.

(2) Gives effect to the issuance of 4.3 million shares of common stock in 1993 and a 5% stock dividends in 1994, 1995 and 1996.

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          1997         1996         1995         1994         1993
                                       ----------   ----------   ----------   ----------   ----------
                                                           (DOLLARS IN THOUSANDS)
CONSOLIDATED SUMMARY FINANCIAL
  CONDITION
Assets:
  Cash and other assets..............  $  794,464   $  514,756   $  333,232   $  234,936   $  247,018
  Loans:
     Consumer(1).....................     288,988      301,431      347,809      441,256      230,351
     Mortgage(2).....................   1,538,888    1,422,319    1,397,780    1,310,236    1,326,797
     Commercial(2)...................      41,668        7,867
  Mortgage-backed securities.........     941,448      849,548      852,552      470,669       94,567
  Investments and time deposits......     123,409      239,124      291,564      285,192      273,526
                                       ----------   ----------   ----------   ----------   ----------
          Total assets...............  $3,728,865   $3,335,045   $3,222,937   $2,742,289   $2,172,259
                                       ==========   ==========   ==========   ==========   ==========
Liabilities:
  Deposits...........................  $2,000,896   $1,873,942   $1,753,475   $1,632,782   $1,357,058
  FHLB advances and other
     borrowings......................     563,922      569,357      655,100      545,652      276,896
  Amounts held on behalf of
     trustee.........................     488,653      393,449      341,693      216,204      182,905
  Other liabilities..................      57,910       47,058       48,605       31,488       29,863
                                       ----------   ----------   ----------   ----------   ----------
          Total liabilities..........   3,111,381    2,883,806    2,798,873    2,426,126    1,846,722
  Subordinated debt..................     239,195      104,917      104,360      103,851      120,422
  Minority interest in equity of
     subsidiaries....................      29,538       28,392       21,965
  Shareholders' equity...............     348,751      317,930      297,739      212,312      205,115
                                       ----------   ----------   ----------   ----------   ----------
          Total liabilities and
            shareholders' equity.....  $3,728,865   $3,335,045   $3,222,937   $2,742,289   $2,172,259
                                       ==========   ==========   ==========   ==========   ==========
OTHER SELECTED FINANCIAL
  DATA
Average assets.......................  $3,787,480   $3,233,713   $2,837,292   $2,162,141   $2,279,393
Return on average assets.............        1.01%        0.98%        1.18%        0.87%        0.56%
Average shareholders' equity.........  $  329,250   $  308,305   $  213,311   $  208,178   $  182,999
Return on average shareholders'
  equity.............................       11.17%       10.31%       13.51%        9.04%        7.04%
Equity-to-assets ratio...............        9.35%        9.53%        9.24%        7.74%        9.44%
Originations:
  Consumer loans.....................  $2,337,353   $2,157,556   $1,556,296   $1,191,560   $  836,756
  Mortgage loans.....................   2,328,586    1,259,716      491,274      675,961      905,528
  Commercial loans...................      74,325        8,632
                                       ----------   ----------   ----------   ----------   ----------
          Total originations.........  $4,740,264   $3,425,904   $2,047,570   $1,867,521   $1,742,284
                                       ==========   ==========   ==========   ==========   ==========

Interest rate spread.................        2.65%        2.86%        2.44%        2.18%        2.48%

---------------
(1) Net of unearned discount.

(2) Net of undisbursed loan proceeds.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto and other information included or incorporated by reference herein.

OVERVIEW

     During 1997, the Company focused on automobile and mortgage lending and retail and commercial banking. The Company originated automobile loans totalling $2.3 billion in 1997 compared to $2.1 billion in 1996. The 7.7% increase was due to increased production in newer office locations and greater market penetration in existing office locations. At February 28, 1998, the Company operated its automobile lending operations in 40 states.

     Mortgage loan production during 1997 increased to $2.3 billion compared to $1.3 billion during 1996. The 77% increase in real estate loan originations was the result of a strong refinancing environment resulting from lower interest rates and the Company's success in expanding its wholesale mortgage markets.

     During 1997, sales and securitizations of loans in the secondary market totalled $4.2 billion compared to $3.1 billion in 1996. This included sales or securitizations of $2.2 billion of consumer loans compared to $2.1 billion in 1996 and sales of $2.0 billion of mortgage loans compared to $993 million in 1996. Secondary market activity is primarily a function of origination levels and market conditions. Loans serviced for the benefit of others increased 16% to $8.4 billion at December 31, 1997 compared to $7.2 billion at December 31, 1996 and consisted of $3.5 billion of consumer loans and $4.9 billion of mortgage loans.

     At December 31, 1997, nonperforming assets totalled $26.9 million, or 0.7% of total assets, compared to $33.0 million, or 1.0% of total assets, at December 31, 1996. At December 31, 1997, loans past due 60 days or more as a percentage of total loans in the Company's consumer and real estate loan portfolios were 1.1% and 0.9%, respectively, compared to 0.9% and 1.2% at December 31, 1996.

     The Company currently exceeds all regulatory capital requirements. At December 31, 1997, the Bank's FDICIA regulatory capital ratios for Tier 1 and risk-based capital were 6.74% and 12.24% respectively. The Bank's FIRREA regulatory capital ratios for tangible, core and risk-based capital were 9.48%, 9.48% and 12.24%, respectively.

RESULTS OF OPERATIONS

  GENERAL

     The Company's primary sources of revenue are net interest income and noninterest income. Net interest income is the difference between the income earned on interest earning assets and the interest paid on interest bearing liabilities. Noninterest income includes, among other things, contractual servicing fees earned by servicing loans for the benefit of others, retained interests on sold loans and additional fees related to servicing, such as late charges and prepayment fees, fees related to the sales of investment products such as mutual funds and annuities, gains on loans sold, insurance commission income and other fee income for deposits and various other products. Other significant factors that affect the Company's income are asset quality, origination levels of real estate, commercial and automobile loans, other miscellaneous income, noninterest expenses and income taxes.

     The Company's net income was $36.8 million for the year ended December 31, 1997, compared to $31.8 million for the year ended December 31, 1996 and $33.4 million for the year ended December 31, 1995. The increases in net income for the years ended December 31, 1997 and 1996 compared to 1995 are attributable to continued sales and securitizations in the secondary market, expanded real estate lending operations and an improving real estate market. These activities have resulted in increased net interest income, noninterest income, and lower provisions for loan losses.

     Net income was primarily affected by the following factors:

     - Net interest income increased resulting from an increase in mortgage-backed securities and real estate loans.

     - Automobile lending income increased primarily due to an increase in the overall servicing portfolio.

     - Mortgage banking income increased as a result of increased loan origination and an increase in the real estate loan servicing portfolio.

     - Investment and mortgage-backed securities gains increased due to the sale of $283 million of mortgage backed securities available for sale.

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

     Average interest rates on the Company's interest earning assets, particularly its consumer and mortgage loan portfolios, have decreased compared to 1996. The December 31, 1997 yield on interest earning assets of 8.5% remained relatively constant compared to 8.6% and 8.5% for the years ended 1996 and 1995.

     Mortgage loans were comprised of fixed-rate loans (which are generally sold to investors) and adjustable rate products. The yields on the adjustable rate loans are primarily indexed to COFI. COFI was 5.0% in December 1997, compared to 4.8% in December 1996 and 5.1% in December 1995. The yield on the Company's real estate loan portfolio, which represents the majority of the Company's interest earning assets, remained fairly constant for the year ended December 31, 1997 at 7.7%, compared with 7.7% and 7.6% for the years ended December 31, 1996 and 1995, respectively. Consumer loan rates were 15.9% for the year ended December 31, 1997 compared to 16.0% and 14.6% for the years ended December 31, 1996 and 1995, respectively.

     Average interest costs on the Company's interest bearing liabilities remained constant at 5.8% for the year ended December 31, 1997 and the comparable period of 1996.

     The overall interest rate spread for the Company was 2.7% during 1997 compared to 2.9% and 2.4% during 1996 and 1995, respectively. The net yield on average interest earning assets for the period ending December 31, 1997 was 3.4% compared to 3.7% and 3.2% for the comparable periods of 1996 and 1995, respectively.

     During 1997, average interest earning assets were $3.2 billion compared to $2.8 billion in 1996 and $2.6 billion in 1995. The increases were primarily attributable to increases in the Company's mortgage-backed securities and mortgage loan portfolios. The Company invests in mortgage-backed securities to generate additional net interest income as well as to manage the interest rate risk characteristics of its balance sheet. The average mortgage-backed securities portfolio increased $149 million for 1997. The increase in mortgage loan portfolio was attributable to increased originations of mortgage loans. The average mortgage loan portfolio increased $186 million in 1997.

     Average interest bearing liabilities totalled $2.8 billion during 1997 compared to $2.4 billion in 1996 and $2.3 billion in 1995. These increases were due primarily to increasing the deposit base to fund the larger asset base. Average deposits, which represent over 70% of the Company's average interest bearing liabilities, were $1.9 billion at December 31, 1997, compared to $1.8 billion at December 31, 1996 and 1995. Average interest bearing liabilities as a percentage of average interest earning assets totalled 86.1% at December 31, 1997, compared to 87.0% in 1996 and 89.6% in 1995. For additional information on the Company's interest sensitive assets, see "Business -- Lending -- General".

     On a limited basis, the Company also manages interest rate risk through financial instrument agreements. The Company uses interest rate swaps, options, caps, floors and forward agreements as part of its hedging strategy to reduce the sensitivity of its assets to changes in interest rates. These instruments are carried at, and included as part of, the basis of the underlying assets. The Company's interest rate swaps consist of agreements to pay fixed-rate interest and receive floating-rate interest at specified intervals based on an agreed notional amount, a specified index and settlement on a net basis. The Company minimizes the effect of changes in interest rates on loans held for sale by entering into forward agreements that protect the hedged assets from changes in interest rates. The Company has entered into or committed to interest rate caps and swaps as hedges against market value changes in designated portions of its mortgage-backed securities portfolio. At December 31, 1997, caps with notional amounts totalling $365 million and a swap of $50 million were outstanding. The cap agreements have strike rates from 6.0% to 7.5% with expiration dates ranging from 2001 to 2004. The swap has a pay rate of 5.9% and expires in December 2002. The Company uses only counterparties with high credit ratings and further reduces its risk by avoiding any significant concentration with any single counterparty. Master netting agreements are arranged or collateral is obtained through physical delivery of, or rights to, securities to minimize the Company's exposure to credit losses in the event of nonperformance by counterparties to financial instruments.

     At December 31, 1997, caps with notional amounts totalling $365 million and a swap of $50 million were outstanding. At December 31, 1996, caps with notional amounts totalling $150 million and a swap of $50 million were outstanding.

     The Company's hedging strategy for its loan production includes the use of forward agreements. The Company enters into these agreements in numbers and amounts which generally correspond to the principal amount of the sale and/or securitization transactions. The market value of these forward agreements responds inversely to the market value changes of the underlying loans. Because of this inverse relationship, the Company can effectively lock in its gain and/or gross interest rate spread at the time of the hedge transaction. Gains and losses relative to these agreements are deferred and recognized in full at the time of loan sale and/or securitization as an adjustment to the gain or loss on the sale of loans. The Company uses only highly rated counterparties and further reduces its risk by avoiding any material concentration with a single counterparty. Credit exposure is limited to those agreements with a positive fair value and only to the extent of that fair value. At December 31, 1997, the Company held forward agreements with a notional amount outstanding of $608 million.

     The impact of such caps, floors and options on net interest income was a reduction in net interest income of $2.0 million for the year ending December 31, 1997 and $1.4 million for the year ended December 31, 1996.

ASSET QUALITY

     Nonperforming assets, loan delinquency, and loan losses are considered key measures of asset quality by the Company. Asset quality, in turn, affects the determination of the allowance for loan losses. In addition to nonperforming assets and loan delinquency levels, valuation allowances for estimated losses on loans and real estate owned are also determined by taking into consideration general economic conditions in the markets the Company serves, historical loss experience, individual loan reviews and the level of assets relative to reserves.

  LOAN QUALITY

     The Company's total NPAs decreased $6.1 million, or 18.5%, to $26.9 million at December 31, 1997 compared to $33.0 million at December 31, 1996. At December 31, 1997, NPAs represented 0.7% of total assets compared to 1.0% at December 31, 1996. See "Business -- Asset Quality Nonperforming Assets."

     NPAs consist of NPLs and REO. REO is carried at lower of cost or fair value less estimated disposition costs. NPLs are defined as all loans on nonaccrual, which include mortgage loans 90 days or more past due or impaired loans where full collection of principal and interest is not reasonably assured. When a loan is designated as nonaccrual, all previously accrued but unpaid interest is reversed. Interest on nonperforming loans excluded from interest income was $0.8 million at December 31, 1997 compared to $1.0 million and $0.8 million at December 31, 1996 and 1995, respectively.

     A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment based on, among other factors, the fair value of the loan's collateral.

Changes in the fair value of loans are recorded through the allowance for loan losses. At December 31, 1997 and December 31, 1996, impaired loans were $4.8 million and $6.9 million, respectively.

     Real estate loans past due 60 days or more at December 31, 1997 totalled $14.2 million, or 0.9% of total real estate loans compared to $17.0 million, or 1.2% at December 31, 1996. See "Business -- Asset Quality -- Real Estate Loan Quality." Consumer loans past due 60 days or more at December 31, 1997 totalled $3.2 million, or 1.1% of total consumer loans compared to $2.5 million, or 0.9% of total consumer loans at December 31, 1996. See "Business -- The Business of WFS -- Automobile Lending -- Automobile Loan Quality."

     Allowance For Loan Losses

     The Company's allowance for loan losses was $33.8 million at December 31, 1997 compared to $40.2 million at December 31, 1996 and $39.3 million at December 31, 1995. The allowance for loan losses and related provisions are determined by considering loan volumes, loan sales, prepayments, loss trends, levels of NPLs and management's analysis of market conditions, individual loan reviews, levels of assets to reserves and other relevant factors. The allowance for loan losses is reduced by net chargeoffs and increased by the provision for loan losses. For the year ended December 31, 1997, the provision for loan losses totalled $12.9 million compared to $13.6 million and $11.5 million for the years ended December 31, 1996 and 1995, respectively. Net chargeoffs for the years ended December 31, 1997, 1996 and 1995 were $18.4 million, $14.1 million and $14.4 million, respectively. See "Business -- Asset Quality -- Allowance for Loan Losses." The Company believes that the allowance for loan losses is currently adequate to absorb potential losses in the portfolio. While the Company's portfolio consists primarily of single family loans, no single loan, borrower or series of such loans comprise a significant portion of the total portfolio. The provision and allowance for loan losses are indicative of loan volumes, loss trends and management's analysis of market conditions.

     The allowance for real estate losses remained constant at $0.8 million at December 31, 1997 and 1996. The allowance for real estate losses is charged with writedowns of foreclosed assets or changes in estimated fair value occurring subsequent to foreclosure. No later than at the time of foreclosure, individual properties are written down to estimated fair value and the allowance for loan losses is charged. Management believes that the allowance for real estate losses is currently adequate to absorb potential losses in the foreclosed portfolio. The following table presents summarized data relative to the allowances for loan and real estate losses.

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1997         1996
                                                        ----------   ----------
                                                        (DOLLARS IN THOUSANDS)
Total loans(1)........................................  $1,869,544   $1,731,617
Allowance for loan losses.............................      33,834       40,211
Allowance for real estate losses......................         784          784
Loans past due 60 days or more........................      17,312       19,546
Nonperforming loans...................................      19,785       20,939
Nonperforming assets (2)..............................      26,905       33,002
Allowance for loan losses as a percent of:
  Total loans (2).....................................         1.8%         2.3%
  Loans past due 60 days or more......................       195.4        205.7
  Nonperforming loans.................................       171.0        192.0
Total allowance for loan losses and REO losses as a
  percent of nonperforming assets.....................       128.7        124.2
Nonperforming loans as a percent of total loans.......         1.1          1.2
Nonperforming assets as a percent of total assets.....         0.7          1.0

---------------
(1) Loans net of unearned discounts and undisbursed loan proceeds.

(2) Nonperforming loans and real estate owned.

RESULTS OF OPERATIONS

  NET INTEREST INCOME

     Net interest income is affected by the difference between yields earned by the Company on its interest earning assets and the rates paid on its interest bearing liabilities (interest rate spread), and the relative amounts of the Company's interest earning assets and interest bearing liabilities. Net interest income totalled $109 million in 1997 compared to $103 million and $82.8 million in 1996 and 1995, respectively. The increase in net interest income for the year ended December 31, 1997 compared to 1996 and 1995 was attributable to the increase in mortgage-backed securities as well as the increase in loans held on balance sheet.

     As the Company sells or securitizes its on-balance sheet loans, revenue previously recognized as net interest income will, upon sale or securitization, be recognized as noninterest income. Noninterest income from automobile loans is recorded as a component of automobile lending income and servicing income from single family residential loans is recorded as a component of mortgage banking income.

     The total interest rate spread decreased 21 basis points for 1997, compared to 1996 due to a decrease of 14 basis points in the yield on interest earning assets while the cost of funds increased by 7 basis points.

     The decrease in income on interest earning assets for 1997, compared to 1996 was affected by a 12 basis point decrease in the yield on the consumer loan portfolio, which is due to a more favorable interest rate market and increased competition in the non-prime market.

     The increase in the cost of funds was affected by a 45 basis point increase in securities sold under agreements to repurchase, a 17 basis point increase in the rate paid on FHLB advances and other borrowings, and a 6 basis point increase in the rate paid on subordinate debentures offset by a 13 basis point decrease in the rate paid on deposits for 1997 compared to 1996.

  NONINTEREST INCOME

    Automobile Lending Income

     The Company originates and sells automobile loans with servicing rights retained in the asset-backed market. The Company purchased $2.3 billion of automobile loans in 1997 compared to $2.1 billion in 1996. Noninterest income from automobile lending includes gains from the sale of loans, loan servicing income net of amortization of retained interests in securitized assets ("RISA"), and other related income such as document fees and late charges. For the year ended December 31, 1997, automobile lending generated income of $176 million compared to $153 million and $91.2 million for the years ended December 31, 1996 and 1995, respectively.

     Automobile lending is summarized as follows:

                                              FOR THE YEAR ENDED DECEMBER 31,
                                              -------------------------------
                                                1997        1996       1995
                                              --------    --------    -------
                                                  (DOLLARS IN THOUSANDS)
Gains on sale of automobile loans...........  $ 39,945    $ 42,121    $19,367
Loan servicing income.......................   100,647      79,623     50,478
Other fee income............................    35,600      31,355     21,355
                                              --------    --------    -------
                                              $176,192    $153,099    $91,200
                                              ========    ========    =======

     Gain on sale of automobile loans fluctuates as a result of changes in the gross interest rate spread of automobile loans securitized, the amount of dealer participation paid, changes in credit loss assumptions and the effect of hedging activities. The gross interest rate spread is affected by product mix, general market conditions and overall market interest rates. The risks inherent in interest rate fluctuations, however, are substantially reduced through hedging activities. See "-- Asset/Liability Management."

     Net loan servicing income increased to $101 million for the year ended December 31, 1997 compared to $79.6 million and $50.5 million for 1996 and 1995, respectively. The increases resulted from increased loans serviced by the Company. The Company serviced automobile loans both owned and those sold and serviced for the benefit of others, of $3.8 billion at December 31, 1997, $3.1 billion at December 31, 1996 and $2.2 billion at December 31, 1995.

     Other fee income, consisting primarily of documentation fees, late charges and deferment fees, increased to $35.6 million during 1997 compared to $31.4 million and $21.4 million in 1996 and 1995, respectively, representing increases of 14% and 47%, respectively. These increases in other fee income are related to the increase in the number of automobile loans purchased and serviced.

     Mortgage Banking Income

     The Company originates first trust deed loans secured by single family residences primarily for sale in the secondary market. During 1997, the Company originated $2.3 billion compared to $1.3 billion in 1996. Income from mortgage banking includes gains on the sale of loans, loan servicing income net of amortization of capitalized servicing, and other income which primarily consists of late charges.

     As shown in the following table, total mortgage banking income was $24.5 million, $18.0 million and $3.2 million, for the years ended December 31, 1997, 1996 and 1995, respectively.

                                                FOR THE YEAR ENDED DECEMBER 31,
                                                --------------------------------
                                                  1997        1996        1995
                                                --------    --------    --------
                                                     (DOLLARS IN THOUSANDS)
Net gains (losses) from sale of mortgage
  loans.......................................  $18,945     $10,095     $(1,944)
Loan servicing income.........................    3,284       5,988       3,925
Other.........................................    2,311       1,963       1,178
                                                -------     -------     -------
                                                $24,540     $18,046     $ 3,159
                                                =======     =======     =======

     Gains on sales of mortgage loans for 1997 totalled $18.9 million compared to $10.1 million and losses of $2.0 million for the years ended December 31, 1996 and 1995, respectively. The increase in gain on sale of mortgage loans is a result of an increase in the volume of loan sales which rose to $2.0 billion for the year ended December 31, 1997 compared to $993 million and $304 million for the comparable periods in 1996 and 1995, respectively. The significant increase in 1997 is largely due to the increase in origination volume which creates the availability of loans available for sale. Mortgage loans held for sale increased from $273 million at December 31, 1996 to $529 million at December 31, 1997.

     Net loan servicing income totalled $3.3 million, $6.0 million and $3.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease in servicing income was due to increased capitalized servicing rights amortization resulting from increased prepayment experience. At December 31, 1997, the Company serviced, including loans owned and those serviced for the benefit of others, mortgage loans of $6.4 billion compared to $5.9 billion and $5.1 billion at December 31, 1996 and 1995, respectively.

     Other Noninterest Income

     Other noninterest income consists primarily of investment and mortgage-backed securities gains and losses, insurance income and real estate operations. The Company had investment and mortgage-backed securities gains of $8.0 million for the year ended December 31, 1997 compared to a loss of $1.6 million in 1996 and a gain of $1.8 million in 1995. The increase in gain in 1997 was primarily due to the sale of $283 million of MBS available for sale which resulted in a gain of $6.3 million. The Company reclassified all of its investment securities and MBS held to maturity to available for sale at October 1, 1997. The reclassification was due to a change in the Company's intent to potentially realize a holding gain from assets held for an indefinite period of time (available for sale) as opposed to holding the assets in order to earn an interest yield (held to maturity). Insurance income, which totalled $6.5 million, $12.9 million and $8.8 million for the years ended December 31, 1997, 1996 and 1995, includes premiums and commissions earned on insurance and insurance-related products, including credit life and collateral protection insurance. Sales of mutual funds and annuities totalled $1.8 million in 1997 and $1.4 million in 1996. The Company also charges fees in connection with products and services provided by its retail banking and commercial banking operations.

     Real estate operations include the costs of managing and disposing of foreclosed real estate as well as the gains and losses realized upon disposition. In addition, real estate operations include the gains and losses relative to the operation of joint ventures. Total real estate operations income for 1997 was $811 thousand compared to losses of $2.4 million and $267 thousand for 1996 and 1995, respectively. The income generated in 1997 was primarily the result of sales of foreclosed assets at prices in excess of their carrying values.

  NONINTEREST EXPENSES

     Noninterest expenses, which consist of salaries and employee benefits, occupancy, data processing, insurance and other miscellaneous expenses increased to $241 million in 1997 compared to $204 million in 1996 and $115 million in 1995. Salaries and employee benefits increased primarily due to expansion of operations in both the automobile lending (which was completed in 1997) and mortgage and commercial banking businesses. The increase in miscellaneous expenses was primarily attributable to an increase in the number of loans serviced, automation and centralization programs and expansion into additional states. In addition, insurance expense for the year ended December 31, 1996 included a pretax charge of $11.6 million related to the accrual for the one-time assessment of Savings Association Insurance Fund recapitalization. The ratio of noninterest expenses to average serviced assets was 2.0% in 1997 compared to 2.2% in 1996 and 1.8% in 1995.

     The Company announced a restructuring plan on February 10, 1998 which consolidated offices and reduced staff for its automobile lending subsidiary. In the first quarter, the Company consolidated 15 prime lending dealer centers and 44 non-prime lending branch offices in the western United States into 12 regional business centers and 15 satellite offices. Each location will buy the full spectrum of prime and non-prime credit from dealers through a single sales and marketing approach which will provide enhanced service and is designed to increase volume. The restructuring plan will result in a one-time pre-tax accounting charge for the first quarter ended March 31, 1998 of approximately $9.0 million or $0.20 per diluted share. The plan, once fully implemented, is designed to save up to $12.0 million or $0.26 per diluted share annually in expenses.

  INCOME TAXES

     The Company's effective tax rate was 42.7% for the year ended December 31, 1997 compared to 41.8% and 41.0% for the years ended December 31, 1996 and 1995, respectively.

CAPITAL RESOURCES AND LIQUIDITY

     The Company and its subsidiaries have multiple sources of funds generated through its operations. Primary sources of funds include deposits, loan principal and interest payments received, sales of real estate loans and automobile loans, sales of and payments on mortgage-backed securities and the maturity or sale of investment securities. Prepayments on loans and mortgage-backed securities and deposit inflows and outflows are affected significantly by interest rates, real estate sales activity and general economic conditions. See "Business -- Funding Sources."

     Other sources of funds include a commercial paper facility totalling $400 million, repurchase agreements and FHLB advances. FHLB advances outstanding at December 31, 1997 totalled $85 million. The Company's unused line of credit at December 31, 1997 totalled $472 million. Reverse repurchase agreements outstanding at December 31, 1997 totalled $287 million and currently represent an inexpensive source of short-term liquidity.

     The Company uses its funds to meet its business needs, which include funding new and maturing certificates of deposit, savings, money market and demand deposit withdrawals, repaying borrowings, funding loan and investment commitments, meeting operating expenses and maintaining minimum regulatory liquidity and capital levels. OTS regulations require the Company, as a savings association, to maintain a specified level of liquid assets such as cash and short-term U.S. government and other qualifying securities. Such liquid assets must not be less than 4.0% for December 1997 and 5.0% for December 1996 of the Company's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At December 31, 1997 and 1996, such ratios were 9.1% and 7.4%, respectively.

     During the year ended December 31, 1997, net cash used in operating activities were $108 million compared to net cash provided by operating activities of $28.1 million and $37.5 million for the years ended December 31, 1996 and 1995, respectively. The major component of cash flows related to operating activities were cash inflows or outflows due to net change in loans held for sale. There was a net outflow of $195 million for the year ended December 31, 1997 compared to a net inflow of $122 million and a net outflow of $46.7 million for the years ended December 31, 1996 and 1995, respectively.

     Net cash used in investing activities for the year ended December 31, 1997 was $195 million compared to $129 million and $568 million for the years ended December 31, 1996 and 1995, respectively. The major component that affected the net cash used in investing activities was due to purchases of mortgage-backed securities available for sale of $582 million for the year ended December 31, 1997 compared to $300 million and $398 million for the years ended December 31, 1996 and 1995, respectively. The sales of mortgage-backed securities provided for proceeds of $394 million for the year ended December 31, 1997 compared to $198 million and $203 million for the years ended December 31, 1996 and 1995, respectively.

     The Company's net cash provided by financing activities during the years ended December 31, 1997, 1996 and 1995 were $338 million, $76 million and $427 million, respectively. The following financing activities provided the primary services of cash for the Company: increase in deposits, short-term borrowings and subordinated debentures.

     The Bank is a federally chartered savings bank. As such, it is subject to certain minimum capital requirements imposed by FIRREA and FDICIA. FDICIA separates all financial institutions into one of five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." In order to be considered "well capitalized," an institution must have a total risk-based capital ratio of 10% or greater, a Tier 1 (i.e., core) risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater and not be subject to any OTS order. The Bank currently meets all of the requirements of a "well capitalized' institution. Its regulatory capital position at December 31, 1997 for this purpose, was as follows:

                                                                              TIER 1
                                                TANGIBLE                    RISK-BASED    RISK-BASED
                                                CAPITAL     CORE CAPITAL     CAPITAL       CAPITAL
                                                --------    ------------    ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
DECEMBER 31, 1997
Actual Capital:
  Amount......................................  $355,650      $355,650       $352,123      $639,937
  Capital ratio...............................      9.48%         9.48%          6.74%        12.24%
FIRREA minimum required capital:
  Amount......................................  $ 56,249      $112,498            N/A      $418,115
  Capital ratio...............................      1.50%         3.00%           N/A          8.00%
  Excess......................................  $299,401      $243,152            N/A      $221,822
FDICIA well capitalized required capital:
  Amount......................................       N/A      $188,574       $313,587      $522,644
  Capital ratio...............................       N/A          5.00%          6.00%        10.00%
  Excess......................................       N/A      $167,076       $ 38,536      $117,293
DECEMBER 31, 1996
Actual Capital:
  Amount......................................  $348,938      $348,938       $348,938      $467,563
  Capital ratio...............................     10.53%        10.53%          8.14%        10.91%
FIRREA minimum required capital:
  Amount......................................  $ 49,707      $ 99,414            N/A      $342,915
  Capital ratio...............................      1.50%         3.00%           N/A          8.00%
  Excess......................................  $299,231      $249,524            N/A      $124,648
FDICIA well capitalized required capital:
  Amount......................................       N/A      $166,838       $257,187      $428,644
  Capital ratio...............................       N/A          5.00%          6.00%        10.00%
  Excess......................................       N/A      $182,100       $ 91,751      $ 38,919

     The following table reconciles the Bank's capital in accordance with GAAP to the Bank's tangible, core and risk-based capital as of December 31, 1997 and 1996:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997         1996
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Bank shareholder's equity-GAAP basis........................  $345,426     $337,958
Adjustment: Unrealized gains under SFAS 115.................    (5,858)      (1,083)
  Less: non-permissible activities (1)......................   (10,222)     (13,135)
  Add: minority interest in equity of subsidiaries..........    29,538       28,061
  Less: disallowed capitalized servicing rights.............    (3,234)      (2,863)
                                                              --------     --------
Total tangible and core capital.............................   355,650      348,938
Adjustments for risk-based capital:
  Subordinated debentures(2)................................   256,311      106,559
  General loan valuation allowance(3).......................    31,503       36,298
  Less: fully capitalized assets............................    (3,527)     (24,232)
                                                              --------     --------
  Risk-based capital........................................  $639,937     $467,563
                                                              ========     ========

---------------

(1) Does not include minority interest in joint venture subsidiaries.

(2) Excludes capitalized discounts and issue costs.

(3) Limited to 1.25% of risk-weighted asset.

     As a member of the FHLB, the Bank is required to maintain a specified ratio of cash, short-term United States government and other qualifying securities to net withdrawable accounts and borrowings payable in a year or less. The required liquidity ratio is currently 4%. The Bank has maintained liquidity in excess of the required amount in 1997.

EFFECT OF INFLATION AND CHANGING PRICES

     Unlike many industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant effect on the Company's performance than the general level of inflation. See "Management's Discussion and Analyses of Financial Condition and Results of Operations -- Results of Operations -- Asset/Liability Management."

YEAR 2000

     Many computer systems process transactions based on two digits representing the year of transaction (i.e., "97" for 1997), rather than the full four digits. These computer systems may not operate properly when the last two digits become "00", as will occur on January 1, 2000. In some cases a date after December 31, 1999 will cause a computer to stop operating, while in other cases incorrect output may result. The problem could affect a wide variety of automated information systems, such as mainframe applications, personal computers, communications systems, and other information systems utilized by the Company.

     The Company initiated the process of preparing its computer systems and applications for the year 2000 in July 1997. This process involves modifying or replacing certain hardware and software maintained by the Company as well as communicating with external service providers to ensure that they are taking the appropriate action to remedy their year 2000 issues. Management expects to have substantially modified all of the systems and applications by the end of 1998 and completed testing by the third quarter of 1999 and believes its level of preparedness is appropriate.

     Based on currently available information, management does not anticipate that the cost to address the Year 2000 issues will have a material adverse impact on the Company's financial condition, results of operations or cash flows.

CURRENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income". This statement is effective with the year-end 1998 financial statements; however, a total for comprehensive income is required in the financial statements of interim periods beginning with the first quarter of 1998. Reclassification of financial statements for earlier periods provided for comparative purposes is required. This Statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It requires that a company classify items of other comprehensive income, as defined by accounting standards, by their nature (e.g., unrealized gains or losses on securities available for sale and retained interests in securitized assets) in a financial statement with the same prominence as other financial statements, but does not require a specific format for that statement. The Company is in the process of determining its preferred format. The accumulated balance of their comprehensive income is to be displayed separately from retained earnings and additional paid-in capital in the equity section of the Consolidated Statements of Financial Condition.

     In June 1997, the FASB issued "SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information." This Statement provides guidance for the way public enterprises report information about operating segments in annual financial statements and requires selected information about operating segments in annual financial statements and in interim financial reports. It also requires certain related disclosures about products and services, geographic areas and major customers. The segment and other information disclosures are required for the year ended December 31, 1998. In the initial year of application, comparative information for earlier years is to be restated.

FORWARD LOOKING STATEMENTS

     The preceding Management Discussion and Analysis of Financial Condition and Results of Operation section contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a new "safe harbor" for certain forward-looking statements. This Annual Report on Form 10-K contains forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The forward-looking terminology such as "believe", "expect", "design", "anticipate", "intend", "may", "will", "should", "estimate", "continue", and/or the negative thereof or other comparable expressions thereof or other comparable expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for consumer, mortgage and commercial loans, which is affected by such external factors as the level of interest rates, the strength of the various segments of the economy, debt burden held by the consumer and demographics of the Company's lending markets; (2) the direction of interest rates; (3) fluctuations between interest rates and the cost of funds; (4) federal and state regulation of the Company's operations; (5) competition within the financial services industry; (6) the availability and cost of securitization transactions; (7) continued dealer and broker relationships and (8) the impact of the automobile lending operations restructure.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Credit risk and interest rate risk are the primary risks facing the Company. The Company relies upon loan review and an adequate loan loss reserve in order to address credit risk (see Management's Discussion and Analysis of Financial Condition and Results of Operation -- Asset/Liability Management).

     The Company's Asset/Liability committee is responsible for the management of interest rate risk. This committee closely monitors interest rate risk and recommends policy for managing this risk. The primary measurement tool for evaluating this risk is the use of interest rate shock analysis. This analysis simulates the effects of an instantaneous and sustained change in interest rates (in increments of 100 basis points) on the Company's assets and liabilities and measures the resulting increase or decrease to the net present value ("NPV") of the Company's assets and liabilities. Another important measurement of the Company's interest rate risk is its "GAP". GAP is defined as the difference between the amount of interest sensitive assets that reprice versus the amount of interest-sensitive liabilities that also reprice within a defined period of time. For the Company, more interest rate sensitive liabilities than assets are repricing in the shorter maturity buckets and more interest rate sensitive assets then liabilities are repricing in the longer maturity buckets. In general, an increase in interest rates would more adversely affect the Company's NPV than would a decrease in interest rates improve the Company's NPV. As of December 31, 1997, a 200 basis point increase in interest rates would decrease the Company's NPV by 11% whereas a 200 basis point decline in interest rates would increase NPV by 3%. It should be noted that shock analysis is objective but not entirely realistic in that it assumes an instantaneous and isolated set of events. The following table summarizes the maturity GAP position of the Company at December 31, 1997.

                                                           AT DECEMBER 31, 1997
                                        -----------------------------------------------------------
                                                       UP TO       UP TO      AFTER 5
                                         3 MONTHS     1 YEAR      5 YEARS      YEARS       TOTAL
                                        ----------   ---------   ---------   ---------   ----------
                                                          (DOLLARS IN THOUSANDS)
Total interest earning assets.........  $1,488,661   $ 466,495   $ 686,351   $ 392,540   $3,034,047
Total interest bearing liabilities....   1,208,547     984,247     275,424     240,885    2,709,103
                                        ----------   ---------   ---------   ---------   ----------
Excess interest earning assets
  (liabilities).......................     280,114    (517,752)    410,927     151,655      324,944
                                        ----------   ---------   ---------   ---------   ----------
Effect of hedging activities..........     465,000                (315,000)   (150,000)
                                        ----------   ---------   ---------   ---------   ----------
Hedged excess.........................  $  745,114   $(517,752)  $  95,927   $   1,655   $  324,944
                                        ==========   =========   =========   =========   ==========
Cumulative excess.....................  $  745,114   $ 227,362   $ 323,289   $ 324,944   $  324,944
                                        ==========   =========   =========   =========   ==========
Cumulative difference as a percentage
  of total interest earning assets....       24.56%       7.49%      10.66%      10.71%       10.71%

Gap ratio.............................        1.23        0.47        2.49        1.63         1.12

     The Company utilizes a variety of means in order to manage interest rate risk including originating adjustable rate loans, securitizing loans with liabilities that have similar repricing and maturity characteristics, matching fixed rate loans held in the portfolio with FHLB advances and selling fixed rate loans. The Company hedges its MBS portfolio with interest rate caps and swaps. Also, as an originator of fixed rate mortgage loans, the Company enters into MBS forward agreements in order to limit the risk of a change in interest rates related to its pipeline of mortgage loans. Similarly, the Company utilizes two-year Treasury securities forward agreements in order to limit interest rate risk related to automobile loans prior to their inclusion in securitization transactions.

     The following table provides information about the Company's derivative financial instruments and other financial instruments used that are sensitive to changes in interest rates. For loans, securities and liabilities with contractual maturities, the table presents principal cash flows and related weighted average interest rates by contractual maturities as well as the Company's historical experience of the impact of interest rate fluctuations on the prepayment of real estate loans, automobile loans and mortgage-backed securities. For core deposits (e.g., Passsbook, Money Market and interest bearing-demand deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted average interest rates based on the Company's historical experience, management's judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors.

     For interest rate swaps and interest rate caps, the table presents notional amounts and, as applicable, weighted average interest rates by contractual maturity date. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                                                                                                                         FAIR
                                                                                                                        VALUE
                                                                                                                     DECEMBER 31,
                               1998         1999        2000        2001       2002      THEREAFTER      TOTAL           1997
                            ----------    --------    --------    --------    -------    ----------    ----------    ------------
                                                                   (DOLLARS IN THOUSANDS)
RATE SENSITIVE ASSETS:
Fixed interest rate
  loans...................  $  178,218    $123,511    $ 92,159    $ 74,214    $50,967     $159,756     $  678,825     $  714,750
  Average interest rate...       11.67%      11.77%      11.61%      11.34%     10.26%        8.34%         10.75%
Variable interest rate
  loans...................  $  223,831    $141,067    $106,259    $ 79,739    $60,064     $579,759     $1,190,719     $1,205,669
  Average interest rate...        8.28%       8.42%       8.39%       8.37%      8.36%        7.72%          8.04%
Fixed interest rate
  securities..............  $  309,255    $ 97,502    $ 92,716    $ 89,282    $65,716     $230,785     $  885,256     $  899,160
  Average interest rate...        6.60%       7.85%       7.62%       7.31%      7.62%        7.79%          7.30%
Variable interest rate
  securities..............  $   37,085    $ 33,016    $ 30,109    $ 26,762    $22,738     $129,537     $  279,247     $  280,940
  Average interest rate...        6.07%       6.04%       6.08%       6.11%      6.10%        6.06%          6.07%
RATE SENSITIVE
  LIABILITIES:
Passbook deposits.........  $   13,130    $  5,252    $  3,501                                         $   21,883     $   21,475
  Average interest rate...        2.45%       2.45%       2.45%                                              2.45%
Money market and interest
  bearing demand
  deposits................  $   51,255    $ 43,239    $ 46,641                                         $  141,135     $  138,502
  Average interest rate...        4.09%       4.13%       3.04%                                              3.76%
Certificates of
  deposits................  $1,443,757    $207,720    $ 52,546    $    555    $38,383     $      7     $1,742,968     $1,743,453
  Average interest rate...        5.71%       5.83%       6.44%       5.64%      6.01%        6.06%          5.75%
Fixed interest rate
  borrowings..............  $  526,732    $  8,820    $    520    $     61    $ 6,520     $247,446     $  790,099     $  807,529
  Average interest rate...        5.69%       7.65%       7.80%       7.07%      8.20%        8.71%          6.68%
Variable interest rate
  borrowings..............  $   13,018                                                                 $   13,018     $   13,305
  Average interest rate...        6.85%                                                                      6.85%
RATE SENSITIVITY
  DERIVATIVE FINANCIAL
  INSTRUMENTS:
Pay variable interest rate
  swaps...................                                                    $50,000                  $   50,000     $      802
  Average pay rate........        5.91%       5.91%       5.91%       5.91%      5.91%                       5.91%
  Average receive rate....        5.90%       5.90%       5.90%       5.90%      5.90%                       5.90%
Interest rate caps
  purchased...............                                        $100,000    $65,000     $200,000     $  365,000     $    6,087
  Average strike rate.....                                            6.25%      6.50%        6.75%          6.57%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements begin on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

     Certain information required by Part III is omitted from this report, as the Company will file a definitive proxy statement (the "Proxy Statement") within 120 days after the end of its fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its Annual Meeting of Stockholders to be held April 30, 1998 and the information included therein is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management appears under the caption "Security Ownership of Management Directors and Nominees" in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions appears under the caption "Certain Transactions Between Management and the Company or its Subsidiaries" in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. FINANCIAL STATEMENT SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K

     (a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

        (1) FINANCIAL STATEMENTS

            The following consolidated financial statements and report of independent auditors of the Company and subsidiaries are included in this Report commencing on page F-1.

            Report of Independent Auditors

            Consolidated Statements of Financial Condition at December 31, 1997 and 1996

            Consolidated Statements of Income for the years ended December 31, 1997, 1996, and 1995.

            Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1997, 1996, and 1995.

Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995.

Notes to Consolidated Financial Statements.

        (2) FINANCIAL STATEMENT SCHEDULES

            Schedules to the consolidated financial statements are omitted because the required information is inapplicable or the information is presented in the Company's consolidated financial statements or related notes.

        (3) EXHIBITS

        EXHIBIT
          NO.                             DESCRIPTION
        -------                           -----------
          3.1     Certificate of Incorporation(a)
          3.2     Bylaws(a)
          4.1     Indenture dated as of June 17, 1993 issued by Western
                  Financial Bank, formerly Western Financial Savings Bank,
                  F.S.B., with respect to $125,000,000 in aggregate principal amount of 8.5% Subordinated Capital Debentures due 2003(b)
          4.2     Indenture dated as of June 25, 1997 issued by Western
                  Financial Bank, formerly Western Financial Bank, F.S.B.,
                  with respect to $150,000,000 in aggregate principal amount of 8.875% Subordinated Capital Debentures due 2007(c)
         10.1     Westcorp Incentive Stock Option Plan(d)
         10.2     Westcorp Employee Stock Ownership and Salary Savings Plan(a)
         10.3     Westcorp 1991 Stock Option Plan(e)
         10.4     WFS Financial Inc ("WFS") 1996 Incentive Stock Option
                  Plan(f)
         10.5     Westcorp Employee Stock Ownership and Salary Saving Plan(g)
         10.6     Employment Agreements(h)(i)(j)(k)
         22.1     Subsidiaries of Westcorp
         23.1     Consent of Independent Auditors
         27       Financial Data Schedule

---------------

(a) Exhibits previously filed with Westcorp Registration Statement on Form S-4 (File No. 33-34286), filed April 11, 1990, incorporated herein by reference under Exhibit Numbers indicated.

(b) Exhibit previously filed with Western Financial Bank, formerly Western Financial Savings Bank, F.S.B., Offering Circular with the OTS, dated June 17, 1993 (will be provided to the SEC upon request).

(c) Exhibit previously filed with Western Financial Bank, formerly Western Financial Bank, F.S.B., Offering Circular with the OTS, dated July 25, 1997 (will be provided to the SEC upon request).

(d) Exhibit previously filed with Westcorp Registration Statement on Form S-1 (File No. 33-04295), filed May 2, 1986, incorporated herein by reference under Exhibit Number indicated.

(e) Exhibit previously filed with Westcorp Registration Statement on Form S-8 (File No. 33-43898), filed December 11, 1991, incorporated herein by reference under the Exhibit Number indicated.

(f) Exhibit previously filed with WFS Registration Statement on Form S-8 (File No. 33-07485), filed July 3, 1996, incorporated herein by reference under the Exhibit Number indicated. Amendment No. 1 dated as of November 13, 1997 filed with the WFS Registration Statement on Form S-8 (File No. 333-040121, incorporated herein by reference under Exhibit Number indicated.

(g) Exhibit previously filed with Westcorp Registration Statement on Form S-8 (File No. 333-11039) and the related Form 11K (File No. 001-09910), filed August 29, 1996 and June 28, 1996, respectively, incorporated herein by reference under the Exhibit Number indicated.

(h) Employment Agreement, in letter form, dated January 11, 1996 between the Bank and Donald H. Kasle (will be provided to the SEC upon request).

(i) Employment Agreement, in letter form, dated March 11, 1997 between the registrant and Andrey R. Kosovych (will be provided to the SEC upon request).

(j) Employment Agreement, dated February 27, 1998 between WFS and Joy Schaefer (will be provided to the SEC and/or the OTS upon request).

(k) Employment Agreements, dated February 27, 1998 between the registrant and WFS and Lee A. Whatcott (will be provided to the SEC and/or the OTS upon request).

(b) REPORT ON FORM 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WESTCORP

                                          By:      /s/ ERNEST S. RADY
                                            ------------------------------------
                                                       Ernest S. Rady
                                                   Chairman of the Board
                                               President and Chief Executive
                                                           Officer

Dated: March 16, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the registrant in the capacities and on the dates indicated.

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----

                   /s/ ERNEST R. RADY                        Chairman of the Board,      March 16, 1998
--------------------------------------------------------      President and Chief,
                     Ernest S. Rady                             Executive Officer

                 /s/ ANDREY R. KOSOVYCH                           Vice Chairman          March 16, 1998
--------------------------------------------------------
                   Andrey R. Kosovych

                                                                    Director
--------------------------------------------------------
                   Judith M. Bardwick

                                                                    Director
--------------------------------------------------------
                  William J. Crawford

                 /s/ STANLEY E. FOSTER                              Director             March 16, 1998
--------------------------------------------------------
                   Stanley E. Foster

                /s/ CHARLES E. SCRIBNER                             Director             March 16, 1998
--------------------------------------------------------
                  Charles E. Scribner

                                                                    Director
--------------------------------------------------------
                    Howard C. Reese

                  /s/ LEE A. WHATCOTT                         Senior Vice President      March 16, 1998
--------------------------------------------------------    (Principal Financial and
                    Lee A. Whatcott                          Accounting Officer) and
                                                             Chief Financial Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                           WESTCORP AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                       AND REPORT OF INDEPENDENT AUDITORS

                                                              PAGE
                                                              ----
REPORT OF INDEPENDENT AUDITORS..............................  F-2
CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Statements of Financial Condition at December
  31, 1997 and 1996.........................................  F-3
Consolidated Statements of Income for the years ended
  December 31, 1997, 1996 and 1995..........................  F-4
Consolidated Statements of Changes in Shareholders' Equity
  for the years ended December 31, 1997, 1996 and 1995......  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

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

     In our opinion, the financial statements listed in the accompanying Index to Consolidated Financial Statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of Westcorp and Subsidiaries at December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Los Angeles, California
February 9, 1998

                           WESTCORP AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)

ASSETS

Cash........................................................  $   73,783    $   75,070
Interest bearing deposits with other financial
  institutions..............................................      15,510           510
Other short-term investments................................      84,136        62,798
Investment securities held to maturity (fair value 1996:
  $1,493)...................................................                     1,504
Investment securities available for sale....................     123,409       142,344
Mortgage-backed securities held to maturity (fair value
  1996: $442,229)...........................................                   438,662
Mortgage-backed securities available for sale...............     941,448       410,886
Loans receivable, net of allowance for loan losses (1997:
  $33,834; 1996: $40,211)...................................   1,126,322     1,232,235
Loans held for sale.........................................     712,554       458,973
Amounts due from trusts.....................................     295,123       191,469
Retained interests in securitized assets....................     181,177       121,597
Capitalized servicing rights................................      37,417        28,640
Premises and equipment, net.................................      89,791        82,137
Real estate owned, net......................................       6,336        11,279
Federal Home Loan Bank stock................................      25,762        31,967
Other assets................................................      16,097        44,974
                                                              ----------    ----------
                                                              $3,728,865    $3,335,045
                                                              ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits....................................................  $2,000,896    $1,873,942
Securities sold under agreements to repurchase..............     287,071       287,412
Short-term borrowings.......................................     191,880        55,945
Federal Home Loan Bank advances.............................      84,971       226,000
Amounts held on behalf of trustee...........................     488,653       393,449
Other liabilities...........................................      57,910        47,058
                                                              ----------    ----------
                                                               3,111,381     2,883,806
SUBORDINATED DEBENTURES.....................................     239,195       104,917

MINORITY INTEREST IN EQUITY OF SUBSIDIARIES.................      29,538        28,392

SHAREHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized
  45,000,000 shares; issued and outstanding 26,278,593
  shares in 1997 and 25,996,618 shares in 1996..............      26,279        25,997
Paid-in capital.............................................     185,187       185,742
Retained earnings...........................................     131,427       105,108
Unrealized gains on securities available for sale and
  retained interests in securitized assets, net of tax......       5,858         1,083
                                                              ----------    ----------
                                                                 348,751       317,930
                                                              ----------    ----------
                                                              $3,728,865    $3,335,045
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1997          1996          1995
                                                          -----------   -----------   -----------
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                                         AMOUNTS)
Interest income:
  Loans, including fees.................................  $   187,489   $   171,328   $   162,394
  Mortgage-backed securities............................       68,055        57,471        47,486
  Investment securities.................................        7,376         7,620         6,551
  Other.................................................        7,612         5,969         5,662
                                                          -----------   -----------   -----------
TOTAL INTEREST INCOME...................................      270,532       242,388       222,093
Interest expense:
  Deposits..............................................      107,078        99,091       101,364
  Federal Home Loan Bank advances and other
     borrowings.........................................       36,616        24,612        19,081
  Securities sold under agreements to repurchase........       17,376        15,491        18,834
                                                          -----------   -----------   -----------
TOTAL INTEREST EXPENSE..................................      161,070       139,194       139,279
                                                          -----------   -----------   -----------
NET INTEREST INCOME.....................................      109,462       103,194        82,814
Provision for loan losses...............................       12,851        13,571        11,470
                                                          -----------   -----------   -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.....       96,611        89,623        71,344
Noninterest income:
  Automobile lending....................................      176,192       153,099        91,200
  Mortgage banking......................................       24,540        18,046         3,159
  Investment and mortgage-backed securities gains
     (losses)...........................................        8,026        (1,620)        1,829
  Insurance income......................................        6,454        12,905         8,837
  Real estate operations................................          811        (2,428)         (267)
  Rental operations.....................................       (1,182)         (378)         (307)
  Miscellaneous.........................................        3,197         1,640         1,209
                                                          -----------   -----------   -----------
TOTAL NONINTEREST INCOME................................      218,038       181,264       105,660
Noninterest expenses:
  Salaries and employee benefits........................      137,741       110,494        64,844
  Occupancy.............................................       15,851        11,030         6,747
  Insurance.............................................        1,760        16,382         5,766
  Miscellaneous.........................................       86,102        65,740        38,076
                                                          -----------   -----------   -----------
TOTAL NONINTEREST EXPENSES..............................      241,454       203,646       115,433
                                                          -----------   -----------   -----------
INCOME BEFORE INCOME TAXES..............................       73,195        67,241        61,571
Income taxes............................................       31,287        28,095        25,235
                                                          -----------   -----------   -----------
INCOME BEFORE MINORITY INTEREST.........................       41,908        39,146        36,336
Minority interest in earnings of subsidiaries...........        5,120         7,349         2,908
                                                          -----------   -----------   -----------
NET INCOME..............................................  $    36,788   $    31,797   $    33,428
                                                          ===========   ===========   ===========
NET INCOME PER COMMON SHARE AND
  COMMON SHARE EQUIVALENTS  -- BASIC....................  $      1.41   $      1.23   $      1.30
                                                          ===========   ===========   ===========
NET INCOME PER COMMON SHARE AND
  COMMON SHARE EQUIVALENTS -- DILUTED...................  $      1.40   $      1.21   $      1.29
                                                          ===========   ===========   ===========
Weighted average number of common shares and common
  share equivalents -- basic............................   26,165,678    25,910,548    25,650,705
                                                          ===========   ===========   ===========
Weighted average number of common shares and common
  share equivalents -- diluted..........................   26,351,144    26,199,537    25,917,018
                                                          ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                   UNREALIZED
                                                     COMMON STOCK                    GAINS
                                                 --------------------               (LOSSES)
                                                             PAID-IN    RETAINED     NET OF
                                      SHARES     PAR VALUE   CAPITAL    EARNINGS     TAX(1)      TOTAL
                                    ----------   ---------   --------   --------   ----------   --------
                                                           (DOLLARS IN THOUSANDS)
BALANCE JANUARY 1, 1995...........  23,145,640    $23,146    $102,376   $ 92,788    $(5,998)    $212,312
  Stock options exercised.........     260,485        260       1,906                              2,166
  Stock dividend..................   1,157,294      1,157      10,416    (11,573)
  Cash dividends..................                                        (8,692)                 (8,692)
  Issuance of subsidiary common
     stock........................                             52,341                             52,341
  Net income......................                                        33,428                  33,428
  Change in unrealized gains on
     securities available for
     sale, net of tax.............                                                    6,184        6,184
                                    ----------    -------    --------   --------    -------     --------
BALANCE DECEMBER 31, 1995.........  24,563,419     24,563     167,039    105,951        186      297,739
  Stock options exercised.........     134,017        134         923                              1,057
  Stock dividend..................   1,233,742      1,234      21,285    (22,519)
  Employee Stock Ownership and
     Salary Savings Plan stock
     contribution.................      65,440         66       1,115                              1,181
  Cash dividends..................                                       (10,121)                (10,121)
  Purchase of subsidiary stock....                             (4,620)                            (4,620)
  Net income......................                                        31,797                  31,797
  Change in unrealized gains on
     securities available for
     sale, net of tax.............                                                      897          897
                                    ----------    -------    --------   --------    -------     --------
BALANCE DECEMBER 31, 1996.........  25,996,618     25,997     185,742    105,108      1,083      317,930
  Stock options exercised.........     116,605        117         940                              1,057
  Employee Stock Ownership and
     Salary Savings Plan stock
     contribution.................     165,370        165       2,728                              2,893
  Cash dividends..................                                       (10,469)                (10,469)
  Purchase of subsidiary stock....                             (4,223)                            (4,223)
  Net income......................                                        36,788                  36,788
  Change in unrealized gains on
     securities available for sale
     and retained interests in
     securitized assets, net of
     tax..........................                                                    4,775        4,775
                                    ----------    -------    --------   --------    -------     --------
BALANCE DECEMBER 31, 1997.........  26,278,593    $26,279    $185,187   $131,427    $ 5,858     $348,751
                                    ==========    =======    ========   ========    =======     ========

---------------

(1) Includes securities available for sale and retained interests in securitized assets.

          See accompanying notes to consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1997        1996        1995
                                                              ---------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................  $  36,788   $  31,797   $  33,428
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
  Provision for loan losses.................................     12,851      13,571      11,470
  Depreciation and amortization.............................     17,113      10,803      10,411
  Amortization of capitalized servicing rights..............      9,541       5,768       3,814
  (Gain) loss on sale of investment securities and
    mortgage-backed securities..............................     (8,026)      1,620      (1,829)
  Gain on sale of loans.....................................    (58,889)    (32,025)    (17,346)
  Gain on sale of capitalized servicing rights..............     (1,496)       (915)
  Gain on disposition of real estate owned..................     (4,382)     (2,116)     (3,719)
  Stock Contribution to Employee Stock Ownership and Salary
    Savings Plans...........................................                  1,181
Net change in loans receivable..............................     72,204    (108,351)     57,925
Net change in loans held for sale...........................   (194,692)    122,433     (46,680)
Net change in retained interests in securitized assets......    (58,809)    (43,552)    (34,620)
Disposition of real estate owned............................     30,278      22,617      17,583
Other, net..................................................     39,582       5,276       7,030
                                                              ---------   ---------   ---------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES.........   (107,937)     28,107      37,467
INVESTING ACTIVITIES
Investment securities held to maturity:
  Purchases.................................................                 (1,667)
Investment securities available for sale:
  Purchases.................................................    (29,976)    (42,809)    (37,271)
  Proceeds from sale........................................                  1,915
  Proceeds from maturities..................................     53,000      33,000      26,000
Mortgage-backed securities held to maturity:
  Purchases.................................................       (934)     (1,336)   (241,518)
  Payments received on mortgage-backed securities...........     47,502      72,959      44,143
Mortgage-backed securities available for sale:
  Purchases.................................................   (581,753)   (299,683)   (397,935)
  Proceeds from sale........................................    393,599     197,531     202,970
  Payments received on mortgage-backed securities...........     60,403      31,840      14,271
Increase in capitalized servicing rights....................    (23,871)    (20,562)    (20,266)
Proceeds from sale of capitalized servicing rights..........      7,049       5,972
Additions to premises and equipment.........................    (22,585)    (22,156)    (11,182)
Purchases of FHLB stock.....................................    (18,817)     (4,114)     (6,842)
Proceeds from sale of FHLB stock............................     25,022       1,771       1,692
Increase in amounts due from trusts.........................   (103,654)    (81,238)    (41,604)
                                                              ---------   ---------   ---------
NET CASH USED IN INVESTING ACTIVITIES.......................   (195,015)   (128,577)   (467,542)
FINANCING ACTIVITIES
Increase in deposits........................................    126,954     120,467     120,693
(Decrease) increase in securities sold under agreements to
  repurchase................................................       (341)    (66,612)    107,950
(Decrease) increase in FHLB advances, net...................   (141,029)     34,000     103,000
Increase (decrease) in short-term borrowings................    135,935     (56,385)    (98,248)
Increase in amounts held on behalf of trustee...............     95,204      51,756     125,489
Increase in subordinated debentures.........................    133,505
Increase in minority interests..............................      1,410       6,427      21,965
Proceeds from issuance of common stock......................      1,057       1,057       2,166
Issuance of subsidiary common stock.........................                             52,341
Purchase of subsidiary common stock.........................     (4,223)     (4,620)
Cash dividends..............................................    (10,469)    (10,121)     (8,692)
                                                              ---------   ---------   ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................    338,003      75,969     426,664
                                                              ---------   ---------   ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............     35,051     (24,501)     (3,411)
Cash and equivalents at beginning of period.................    138,378     162,879     166,290
                                                              ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 173,429   $ 138,378   $ 162,879
                                                              =========   =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest....................................................  $ 156,852   $ 138,400   $ 139,563
Income taxes................................................      5,738      18,322      28,050
SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:
Acquisition of real estate acquired through foreclosure.....  $  20,953   $  26,889   $  32,200
Unrealized gains on securities available for sale and
  retained interests in securitized assets, net of tax......      4,775         897         594
Investment securities and mortgage-backed securities held to
  maturity transferred to available for sale................    395,411

          See accompanying notes to consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation: The accompanying consolidated financial statements include the accounts of Westcorp ("the Company"), its wholly-owned subsidiaries, Westran Services Corp., Westcorp Investments, Inc., WestFin Securities Corporation and Western Financial Bank, formerly Western Financial Bank, F.S.B. ("the Bank"), and the Bank's subsidiaries including WFS Financial Inc ("WFS") of which the Bank owns 83.7%. All significant intercompany accounts and transactions have been eliminated upon consolidation. Certain prior year amounts have been reclassified to conform with the current year's presentation.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Nature of Operations: The Company is a financial services holding company which specializes in automobile lending, retail banking, mortgage banking, commercial banking and other related services.

     Cash and Cash Equivalents: Cash and cash equivalents include cash, interest-bearing deposits with other financial institutions and other short-term investments which have no material restrictions as to withdrawal or usage.

     Investment Securities and Mortgage-Backed Securities Held to Maturity: The Company reclassified all of its held to maturity portfolio to available for sale as of October 1, 1997. At December 31, 1996, these securities are carried at their amortized cost. Unrealized holding gains and losses are not recognized in the financial statements until realized or until a decline in fair value below cost is deemed to be other than temporary. The method used in determining the cost of investments sold is specific identification.

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

     The Company has entered into or committed to interest rate caps, swaps and forward agreements as hedges against market value changes in designated portions of its mortgage-backed securities and loans held for sale portfolios and to manage interest rate risk exposure on its available for sale securities. These financial instruments are also recorded at fair value and are included in the basis of the designated available for sale securities and loans held for sale. The interest rate differential to be paid or received is accrued and included as part of interest income, thereby adjusting the overall yield on securities or loans for which management is attempting to reduce its exposure to interest rate risk. Recognition of unrealized gains and losses on these contracts are deferred and amortized into interest income over the shorter of the remaining life of the derivative instrument or the expected life of the associated asset. When the related mortgage-backed securities or loans are sold, settled or terminated, the deferred gains or losses from these contracts are recognized in the Statements of Income as a component of automobile lending income, mortgage banking income and investment and mortgage-backed securities gains and losses.

     Allowance for Loan Losses: The allowance for loan losses for loans receivables is maintained at a level believed adequate by management to absorb potential losses in the loan portfolios. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors. The allowance is increased by provisions for loan losses charged against income.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1997

     Loans Held for Sale: Loans held for sale are stated at the lower of aggregate amortized cost or market. The carrying amount of the specific loan pools sold is used to compute gains or losses. Market value is based on prevailing market quotes for real estate loans and discounted cash flow calculations for consumer loans.

     Sales of Loans and Securitized Assets and Capitalized Servicing
Rights: Certain mortgage and consumer loans are originated and sold to investors with servicing rights retained by the Company. The Company does not retain any direct recourse with respect to the automobile loans securitized. As part of the automobile loan sale, the trustee reimburses the Company for borrowing costs incurred between the cut-off of the loans and the closing date of the sale.

     Gain on sale of automobile loans represents the present value of the estimated future earnings to be received from the excess spread created in the securitization transactions less prepaid dealer commission, issuance costs, and the effect of hedging activities. These retained interests in securitized assets ("RISA") are capitalized and amortized over the expected repayment life of the underlying automobile loans. The Company evaluates quarterly the carrying value of its RISA in light of the actual repayment experience of the underlying automobile loans and makes adjustments to reduce the carrying value, if appropriate. Servicing income and amortization of RISA are included in automobile lending income in noninterest income in the Consolidated Statements of Income.

     Gain on sale of mortgage loans represents the difference between the allocated cost basis of loans sold and proceeds from sale, which includes the carrying value of capitalized servicing rights ("CSR") created as a result of the sale. The carrying value of the CSR assets represent an allocation of the cost basis of loans sold between the CSR and the loans based upon their relative fair value at the date the loans are originated or purchased. The fair value of CSR is calculated by estimating future servicing revenues, including servicing fees, late charges, other ancillary income, and float benefit, less the actual cost to service loans. The amortization of the CSR is a component of mortgage banking income in noninterest income over the period of, and in proportion to, the expected repayment term of the underlying loans. CSR is evaluated for impairment based on the excess of the carrying amount of the CSR over their fair value. See Note 7 for additional disclosure related to the RISA and CSR.

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

     Amounts Due From Trusts/Amounts Held on Behalf of Trustee: Servicing income earned by the Company for which the Company has not yet received repayment from the trust is reported as amounts due from trusts. As servicer of securitized automobile loans, the Company holds and remits funds collected from the borrowers on behalf of the trustee. These amounts are reported as amounts held on behalf of the trustee.

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

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1997

     Real estate owned is carried net of an allowance for potential losses which is maintained at a level believed by management to be adequate to absorb any potential losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the past loss experience, current economic conditions, selling costs and other relevant factors.

     Interest Income and Fee Income: Interest income on real estate and certain consumer loans is earned using the effective yield method and classified on the balance sheets as part of other assets to the extent not collected. Certain consumer loans use the sum of the months digits method, which approximates the interest method.

     The Company defers loan origination and commitment fees and certain loan origination costs. The net amount is amortized as an adjustment to the related loan's yield over the contractual life of the related loans. Commitment fees based on a percentage of a customer's unused line of credit are recognized over the commitment period. Fees for other services are recorded as income when earned.

     Insurance Commissions: Commissions on insurance policies sold are recognized as income over the life of the policies.

     Insurance Premiums: Premiums for life and accident/health insurance policies are recognized as income over the term of the insurance contract.

     Income Taxes: The Company files consolidated federal and state tax returns with all of its subsidiaries except for Westhrift, which files a separate state tax return.

     Net Income Per Common Share: SFAS No. 128, "Earnings Per Share", was issued by the Financial Accounting Standards Board ("FASB") in February 1997 and adopted on December 31, 1997. Under the provisions of SFAS No. 128, primary and fully diluted earnings per share were replaced with basic and diluted earnings per share in an effort to simplify the computation of these measures and align them more closely with the methodology used internationally. Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common share outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation method is similar to the previously required fully diluted earnings per share method and is arrived at by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options. For purposes of comparability, all prior period earnings per share data has been restated.

     Current Accounting Pronouncements: In June 1997, the FASB issued "SFAS No. 130, Reporting Comprehensive Income". This statement is effective with the year-end 1998 financial statements; however, a total for comprehensive income is required in the financial statements of interim periods beginning with the first quarter of 1998. Reclassification of financial statements for earlier periods provided for comparative purposes is required. This Statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It requires that a company classify items of other comprehensive income, as defined by accounting standards, by their nature (e.g., unrealized gains or losses on securities available for sale and retained interests in securitized assets) in a financial statement with the same prominence as other financial statements, but does not require a specific format for that statement. The Company is in the process of determining its preferred format. The accumulated balance of comprehensive income is to be displayed separately from retained earnings and additional paid-in capital in the equity section of the consolidated statements of financial condition.

     In June 1997, the FASB issued "SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information." This Statement provides guidance for the way public enterprises report information about operating segments in annual financial statements and requires selected information about operating

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1997

segments in annual financial statements and in interim financial reports. It also requires certain related disclosures about products and services, geographic areas and major customers. The segment and other information disclosures are required for the year ended December 31, 1998. In the initial year of application, comparative information for earlier years is to be restated.

NOTE 2 -- INVESTMENT SECURITIES HELD TO MATURITY

     There were no investment securities held to maturity at December 31, 1997. Investment securities held to maturity at December 31, 1996 all had maturities within one to five years and consisted of the following:

                                                                         1996
                                                  ---------------------------------------------------
                                                                 GROSS         GROSS
                                                  AMORTIZED    UNREALIZED    UNREALIZED
                                                    COST          GAIN          LOSS       FAIR VALUE
                                                  ---------    ----------    ----------    ----------
                                                                (DOLLARS IN THOUSANDS)
U.S. Treasury securities and obligations of
  other U.S. Government agencies and
  corporations..................................   $1,504                       $11          $1,493
                                                   ------       -------         ---          ------
                                                   $1,504                       $11          $1,493
                                                   ======       =======         ===          ======

NOTE 3 -- INVESTMENT SECURITIES AVAILABLE FOR SALE

     Investment securities available for sale consisted of the following at December 31:

                                                                         1997
                                                  ---------------------------------------------------
                                                                 GROSS         GROSS
                                                  AMORTIZED    UNREALIZED    UNREALIZED
                                                    COST          GAIN          LOSS       FAIR VALUE
                                                  ---------    ----------    ----------    ----------
                                                                (DOLLARS IN THOUSANDS)
U.S. Treasury securities and obligations of
  other U.S. Government agencies and
  corporations..................................  $121,716        $418          $420        $121,714
Obligations of states and political
  subdivisions..................................     1,511          21                         1,532
Other...........................................       163                                       163
                                                  --------        ----          ----        --------
                                                  $123,390        $439          $420        $123,409
                                                  ========        ====          ====        ========

                                                                         1996
                                                  ---------------------------------------------------
                                                                 GROSS         GROSS
                                                  AMORTIZED    UNREALIZED    UNREALIZED
                                                    COST          GAIN          LOSS       FAIR VALUE
                                                  ---------    ----------    ----------    ----------
                                                                (DOLLARS IN THOUSANDS)
U.S. Treasury securities and obligations of
  other U.S. Government agencies and
  corporations..................................  $141,981                     $1,175       $140,806
Obligations of states and political
  subdivisions..................................     1,512         $1                          1,513
Other...........................................        79                         54             25
                                                  --------         --          ------       --------
                                                  $143,572         $1          $1,229       $142,344
                                                  ========         ==          ======       ========

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1997

     At December 31, 1997, the stated maturities of the Company's investment securities available for sale were as follows:

                                                     ONE YEAR TO           FIVE YEARS           TEN YEARS
                             UP TO ONE YEAR          FIVE YEARS           TO TEN YEARS           OR MORE
                           -------------------   -------------------   ------------------   -----------------
                           AMORTIZED    FAIR     AMORTIZED    FAIR     AMORTIZED    FAIR    AMORTIZED   FAIR
                             COST       VALUE      COST       VALUE      COST      VALUE      COST      VALUE
                           ---------   -------   ---------   -------   ---------   ------   ---------   -----
                                                         (DOLLARS IN THOUSANDS)
U.S. Treasury securities
  and obligations of
  other U.S. Government
  agencies and
  corporations...........   $81,430    $81,165    $40,286    $40,549
Obligations of states and
  political
  subdivisions...........                                               $1,002     $1,009     $509      $523
Other....................       163        163
                            -------    -------    -------    -------    ------     ------     ----      ----
                            $81,593    $81,328    $40,286    $40,549    $1,002     $1,009     $509      $523
                            =======    =======    =======    =======    ======     ======     ====      ====

     The Company did not sell any investment securities available for sale in 1997. Proceeds from the sale of investment securities available for sale totalled approximately $1.9 million in 1996. The Company had gross realized gains of $139 thousand in 1996 and had no gross realized losses.

NOTE 4 -- MORTGAGE-BACKED SECURITIES HELD TO MATURITY

     There were no mortgage-backed securities held to maturity at December 31, 1997. Mortgage-backed securities held to maturity at December 31, 1996 had maturities of ten years or more, although payments are generally received monthly throughout the life of these securities, and consisted of the following:

                                                                        1996
                                                  -------------------------------------------------
                                                                 GROSS         GROSS
                                                  AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                                    COST         GAINS         LOSSES       VALUE
                                                  ---------    ----------    ----------    --------
                                                               (DOLLARS IN THOUSANDS)
GNMA certificates...............................  $346,098       $5,447        $2,497      $349,048
FNMA participation certificates.................    84,005          394                      84,399
FHLMC participation certificates................     7,358          223                       7,581
Other participation certificates................     1,201                                    1,201
                                                  --------       ------        ------      --------
                                                  $438,662       $6,064        $2,497      $442,229
                                                  ========       ======        ======      ========

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1997

NOTE 5 -- MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

     Mortgage-backed securities available for sale consisted of the following at December 31:

                                                                        1997
                                                  -------------------------------------------------
                                                                 GROSS         GROSS
                                                  AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                                    COST         GAINS         LOSSES       VALUE
                                                  ---------    ----------    ----------    --------
                                                               (DOLLARS IN THOUSANDS)
GNMA certificates...............................  $778,302      $12,710         4,070      $786,942
FNMA participation certificates.................   142,572          972            93       143,451
FHLMC participation certificates................     8,188           42           105         8,125
Other...........................................     2,912           54            36         2,930
                                                  --------      -------        ------      --------
                                                  $931,974      $13,778         4,304      $941,448
                                                  ========      =======        ======      ========

                                                                        1996
                                                  -------------------------------------------------
                                                                 GROSS         GROSS
                                                  AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                                    COST         GAINS         LOSSES       VALUE
                                                  ---------    ----------    ----------    --------
                                                               (DOLLARS IN THOUSANDS)
GNMA certificates...............................  $318,505       $5,206        $1,935      $321,776
FNMA participation certificates.................    72,214           61           292        71,983
FHLMC participation certificates................    17,092          118            83        17,127
                                                  --------       ------        ------      --------
                                                  $407,811       $5,385        $2,310      $410,886
                                                  ========       ======        ======      ========

     Proceeds from the sale of mortgage-backed securities available for sale totalled approximately $394 million and $198 million in 1997 and 1996, respectively. The Company had gross realized gains of $8.5 million and $1.6 million in 1997 and 1996, respectively, and gross realized losses of $487 thousand and $3.1 million in 1997 and 1996, respectively.

     During 1997, the Company transferred mortgage-backed securities held to maturity with an amortized cost of $395 million with an unrealized gain of $7.0 million to mortgage-backed securities available for sale. The reclassification was due to a change in the Company's intent to potentially realize a holding gain from assets held for an indefinite period of time (available for sale) as opposed to holding the assets in order to earn an interest yield (held to maturity).

     The Company's mortgage-backed securities available for sale all had maturities at December 31, 1997 and 1996, of ten years or more, although payments are generally received monthly throughout the life of these securities.

     The Company has issued certain mortgage-backed securities that include recourse provisions. Subject to certain limitations, the Company is required, for the life of the loans, to repurchase the buyer's interest in individual loans on which foreclosure proceedings have been completed. Securities with recourse issued by the Company had a total outstanding balance of $159 million and $178 million at December 31, 1997 and 1996, respectively.

     The Company has provided for possible losses that may occur as a result of its recourse obligations. The maximum remaining exposure under these recourse provisions at December 31, 1997 and 1996 was $88.7 million and $98.7 million, respectively. The Company has pledged $13.6 million and $15.2 million of mortgage-backed securities as collateral under these recourse provisions at December 31, 1997 and 1996, respectively.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1997

NOTE 6 -- NET LOANS RECEIVABLE

     Net loans receivable consisted of the following at December 31:

                                                         1997          1996
                                                      ----------    ----------
                                                       (DOLLARS IN THOUSANDS)
Real Estate:
  Mortgage..........................................  $1,529,764    $1,419,177
  Construction......................................      15,835         5,501
                                                      ----------    ----------
                                                       1,545,599     1,424,678
Less: undisbursed loan proceeds.....................      (6,711)       (2,359)
                                                      ----------    ----------
                                                       1,538,888     1,422,319
Consumer:
  Automobile loans..................................     253,455       267,715
  Other.............................................      57,758        67,484
  Unearned discounts................................     (22,225)      (33,768)
                                                      ----------    ----------
                                                         288,988       301,431
Commercial..........................................      41,668         7,867
                                                      ----------    ----------
                                                       1,869,544     1,731,617
Allowance for loan losses...........................     (33,834)      (40,211)
Net deferred loan costs (fees)......................       3,166          (198)
                                                      ----------    ----------
                                                       1,838,876     1,691,208
Less: loans held for sale
  Mortgage..........................................     529,026       272,670
  Consumer..........................................     183,528       186,303
                                                      ----------    ----------
                                                         712,554       458,973
                                                      ----------    ----------
                                                      $1,126,322    $1,232,235
                                                      ==========    ==========

     Loans serviced by the Company for the benefit of others totalled approximately $8.4 billion and $7.2 billion at December 31, 1997 and 1996, respectively. These amounts are not included in the Consolidated Statements of Financial Condition.

     Changes in the allowance for loan losses were as follows:

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
Balance at beginning of year...............................  $ 40,211    $ 39,260    $ 41,323
Provision for loan losses..................................    12,851      13,571      11,470
Chargeoffs.................................................   (22,806)    (21,258)    (19,187)
Recoveries.................................................     4,369       7,168       4,754
Transfers from the allowance for real estate losses........                               800
Business acquisition adjustment............................      (791)      1,470         100
                                                             --------    --------    --------
Balance at end of year.....................................  $ 33,834    $ 40,211    $ 39,260
                                                             ========    ========    ========

NOTE 7 -- SECURITIZED ASSETS AND CAPITALIZED SERVICING RIGHTS

     Statement of Financial Accounting Standards ("SFAS") No. 125 requires that, following a transfer of financial assets, an entity must recognize the assets it controls and the liabilities it has incurred, and

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1997

derecognize assets for which control has been surrendered and liabilities that have been extinguished. SFAS No. 125 defines two separate financial assets retained at the time of securitization or sale, RISA which represents the excess spread created from securitization or sale, and CSR which represents the benefit derived from retaining the rights to service loans securitized or sold. The Company did not recognize any CSR as of December 31, 1997 or 1996 with respect to securitized automobile loans. Previous accounting guidance did not separately distinguish these rights.

     Retained Interests in Securitized Assets

     RISA capitalized upon securitization of automobile loans represents the present value of the estimated future earnings to be received by the Company from the excess spread created in securitization transactions. Excess spread is the difference between the coupon rate of the automobile loans sold and the interest rate paid to the investors less contractually specified servicing and guarantor fees.

     Prepayment and credit loss assumptions are utilized to project future excess spread and are based upon historical experience. Credit losses are estimated using a cumulative loss rate estimated by management to reduce the likelihood of asset impairment. All assumptions used are evaluated each quarter and adjusted, if appropriate, to reflect actual performance of the automobile loans.

     Future earnings are discounted at a rate management believes to be representative of market at the time of securitization. The balance of the RISA is amortized against actual excess spread income earned on a monthly basis over the expected repayment life of the underlying automobile loans. Similar to available for sale securities, RISAs are marked to market each quarter. Market value changes are calculated by discounting the excess spread using a current market discount rate. Any changes in the market value of the RISA is reported as a separate component of shareholders' equity as an unrealized gain or loss, net of applicable taxes.

     The following table presents the activity of the RISA:

                                                    FOR THE YEAR ENDED
                                                       DECEMBER 31,
                                             --------------------------------
                                               1997        1996        1995
                                             --------    --------    --------
                                                  (DOLLARS IN THOUSANDS)
Beginning balance..........................  $121,597    $ 78,045    $ 43,426
Additions..................................   112,230     104,071      78,506
Amortization...............................   (53,421)    (60,519)    (43,887)
Change in unrealized gains on RISA.........       771
                                             --------    --------    --------
Ending balance.............................  $181,177    $121,597    $ 78,045
                                             ========    ========    ========

     When initially valuing the RISA, the Company establishes an off-balance sheet allowance for expected future credit losses. The allowance is based upon historical experience and management's estimate of future performance regarding credit losses and includes an unallocated amount to reduce the likelihood of impairment of the RISA. The amount is reviewed periodically and adjustments are made if actual experience or other factors indicate that future performance may differ from management's prior expectations.

     The following table presents the estimated future undiscounted retained interest earnings to be received from securitizations. Estimated future undiscounted RISA earnings are calculated by taking the difference between the coupon rate of the automobile loans sold and the certificate rate paid to the investors, less the contractually specified servicing fee of 1.0% and guarantor fees, after giving effect to estimated prepayments and assuming no losses. To arrive at the RISA, this amount is reduced by the off-balance sheet allowance established for potential future losses and by discounting to present value. Prior to the adoption of SFAS No. 125, the Company reduced excess spread by the actual cost to service automobile loans instead of the

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1997

contractually specified servicing fee. The actual cost to service automobile loans is now included in the computation of the CSR.

                                                                DECEMBER 31,
                                                                    1997
                                                                ------------
                                                                (DOLLARS IN
                                                                 THOUSANDS)
Estimated net undiscounted RISA earnings....................     $  438,190
Off-balance sheet allowance for losses......................       (236,796)
Discount to present value...................................        (20,217)
                                                                 ----------
Retained interests in securitized assets....................     $  181,177
                                                                 ==========
Outstanding balance of automobile loans sold through
  securitizations...........................................     $3,449,590
Off-balance sheet allowance for losses as a percent of
  automobile loans sold through securitization..............          6.86%

     The Company believes that the off-balance sheet allowance for losses is currently adequate to absorb potential losses in the sold portfolio. Had SFAS 125 been in effect at December 31, 1996, the off-balance sheet allowance for losses as a percent of automobile loans sold through securitizations would have been 8.03%.

  Capitalized Servicing Rights

     Capitalized servicing rights consisted of the following at December 31:

                                                             1997         1996
                                                           ---------    ---------
                                                           (DOLLARS IN THOUSANDS)
Purchased mortgage servicing rights......................   $14,695      $20,994
Originated mortgage servicing rights.....................    26,161        9,051
Impairment allowance for mortgage servicing rights.......    (3,439)      (1,405)
                                                            -------      -------
                                                            $37,417      $28,640
                                                            =======      =======

     The Company retains the rights to service most loans securitized or sold. CSR assets represent an allocation of the cost basis of loans sold between the CSR and the loans based upon their relative fair value at the date the loans are originated or purchased. The fair value of CSR is calculated by estimating future servicing revenues, including servicing fees, late charges, other ancillary income, and float benefit, less the actual cost to service loans.

     For the year ended December 31, 1997, the Company capitalized servicing rights totalling $23.9 million compared to $20.6 million in 1996. The mortgage servicing rights are included in capitalized servicing rights and the amortization is a component of mortgage banking income in noninterest income.

     The fair value of the CSR was $42.8 million and $38.3 million at December 31, 1997 and December 31, 1996, respectively. Fair value was determined based on the present value of estimated future earnings. Significant assumptions were based upon prepayment, default, servicing cost and discount rate. For the purpose of estimated fair value, CSR are stratified on the basis of loan type, loan coupon and loan term.

     CSR are evaluated for impairment based on the excess of the carrying amount of the CSR over their fair value.

     Amortization of capitalized servicing rights are reflected as a component of mortgage banking income in noninterest income. Amortization expense for the year ended December 31, 1997 was $9.5 million, compared to $5.8 million for the year ended December 31, 1996.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1997

NOTE 8 -- PREMISES AND EQUIPMENT

     Premises and equipment consisted of the following at December 31:

                                                           1997         1996
                                                         ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
Land...................................................  $ 24,496     $ 20,468
Buildings and improvements.............................    56,106       57,662
Furniture and equipment................................    46,290       35,132
Automobiles and airplanes..............................     6,916        2,049
                                                         --------     --------
                                                          133,808      115,311
Less: accumulated depreciation.........................    44,017       33,174
                                                         --------     --------
                                                         $ 89,791     $ 82,137
                                                         ========     ========

NOTE 9 -- NONPERFORMING ASSETS

     Nonperforming loans consisted of the following at December 31:

                                                             1997         1996
                                                           ---------    ---------
                                                           (DOLLARS IN THOUSANDS)
Unimpaired loans placed on nonaccrual....................   $14,979      $14,052
Impaired loans...........................................     4,806        6,887
                                                            -------      -------
                                                            $19,785      $20,939
                                                            =======      =======

     Interest forgone on nonaccrual loans was $0.8 million, $1.0 million and $0.8 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     The following table presents a breakdown of impaired loans and the impairment allowance related to impaired loans at December 31:

                                                              1997      1996
                                                             ------    ------
                                                               (DOLLARS IN
                                                                THOUSANDS)
Recorded investment with allowance.........................  $6,343    $7,090
Less: impairment allowance.................................   1,537     1,678
                                                             ------    ------
                                                              4,806     5,412
Recorded investment without allowance......................             1,475
                                                             ------    ------
                                                             $4,806    $6,887
                                                             ======    ======

     For the years ended December 31, 1997 and 1996, average impaired loans were $5.7 million and $9.1 million, respectively. For the years ended December 31, 1997 and 1996, the Company recognized $1.5 million and $1.0 million, respectively, of interest income on impaired loans, all of which was recognized on a cash basis.

     Real estate owned consisted of the following at December 31:

                                                              1997          1996
                                                            ---------    ----------
                                                            (DOLLARS IN THOUSANDS)
Real estate acquired through foreclosure..................   $7,120       $12,063
Less: allowance for losses................................      784           784
                                                             ------       -------
                                                             $6,336       $11,279
                                                             ======       =======

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1997

     Changes in the allowance for real estate losses were as follows:

                                                          FOR THE YEAR ENDED
                                                             DECEMBER 31,
                                                        -----------------------
                                                        1997    1996     1995
                                                        -----   -----   -------
                                                        (DOLLARS IN THOUSANDS)
Balance at beginning of year..........................  $784    $784    $1,684
Provision for real estate losses......................                    (100)
Transfers to the allowance for loan losses............                    (800)
                                                        ----    ----    ------
Balance at end of year................................  $784    $784    $  784
                                                        ====    ====    ======

NOTE 10 -- ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable consisted of the following at December 31:

                                                             1997         1996
                                                           ---------    ---------
                                                           (DOLLARS IN THOUSANDS)
Interest on loans receivable.............................   $10,887      $ 8,665
Interest on securities...................................     7,256        7,125
Interest on other........................................         4            4
                                                            -------      -------
                                                            $18,147      $15,794
                                                            =======      =======

     Accrued interest receivable at December 31, 1997 and 1996 are included in other assets in the Consolidated Statements of Financial Condition.

NOTE 11 -- DEPOSITS

     Deposits consisted of the following at December 31:

                                           WEIGHTED
                                         AVERAGE RATE
                                         FOR THE YEAR
                                            ENDED
                                             1997           1997          1996
                                         ------------    ----------    ----------
                                                          (DOLLARS IN THOUSANDS)
Demand deposit accounts................      1.2%        $   46,579    $   30,069
Passbook accounts......................      2.3             21,883        42,532
Money market deposit accounts..........      4.6            124,442           438
Certificate accounts...................      5.8          1,705,506     1,713,382
Brokered certificate accounts..........      5.8             39,976        48,489
Noninterest bearing deposits...........                      62,510        39,032
                                                         ----------    ----------
                                                         $2,000,896    $1,873,942
                                                         ==========    ==========

     The aggregate amount of deposits in denominations greater than or equal to $100,000 at December 31, 1997 and 1996 was $418 million and $411 million, respectively.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1997

     Scheduled maturities of certificate accounts as of December 31, 1997 are as follows:

                                                          WEIGHTED
                                                        AVERAGE RATE     AMOUNT
                                                        ------------   -----------
                                                                       (DOLLARS IN
                                                                       THOUSANDS)
Six months or less....................................      5.7%       $  885,886
More than six months through one year.................      5.8           516,625
More than one year through three years................      6.0           261,535
More than three years through ten years...............      5.9            41,460
                                                                       ----------
                                                                       $1,705,506
                                                                       ==========

     Interest expense on deposits consisted of the following for the year ended December 31:

                                                1997       1996        1996
                                              --------    -------    --------
                                                  (DOLLARS IN THOUSANDS)
Demand deposit accounts.....................  $    399    $   335
Passbook accounts...........................       746      1,414    $  2,367
Money market deposit accounts...............     2,181         14          20
Certificate accounts........................   101,085     97,180      98,977
Brokered certificate accounts...............     2,667        148
                                              --------    -------    --------
                                              $107,078    $99,091    $101,364
                                              ========    =======    ========

     Accrued interest payable on deposits at December 31, 1997 and 1996 was $955 thousand and $445 thousand, respectively, which is included in other liabilities in the Consolidated Statements of Financial Condition.

     The following table summarizes certificate accounts by interest rate within maturity categories at December 31:

                                                    1997
                -----------------------------------------------------------------------------
                   1998        1999      2000      2001      2002     THEREAFTER     TOTAL
                ----------   --------   -------   -------   -------   ----------   ----------
                                           (DOLLARS IN THOUSANDS)
    0% - 3.99%  $    1,034   $     21                                   $2,514     $    3,569
 4.00% - 5.99%   1,115,388    156,868   $20,702   $   400   $12,272                 1,305,630
 6.00% - 7.99%     286,063     51,404    32,540       155    26,112          7        396,281
 8.00% - 9.99%          26                                                                 26
                ----------   --------   -------   -------   -------     ------     ----------
                $1,402,511   $208,293   $53,242   $   555   $38,384     $2,521     $1,705,506
                ==========   ========   =======   =======   =======     ======     ==========

                                                    1996
                -----------------------------------------------------------------------------
                   1997        1998      1999      2000      2001     THEREAFTER     TOTAL
                ----------   --------   -------   -------   -------   ----------   ----------
                                           (DOLLARS IN THOUSANDS)
    0% - 3.99%  $    1,407              $    15                                    $    1,422
 4.00% - 5.99%     988,275   $248,597    11,366   $ 2,446   $   745     $   62      1,251,491
 6.00% - 7.99%     306,473    118,237     7,865    27,673                             460,248
 8.00% - 9.99%         197         24                                                     221
                ----------   --------   -------   -------   -------     ------     ----------
                $1,296,352   $366,858   $19,246   $30,119   $   745     $   62     $1,713,382
                ==========   ========   =======   =======   =======     ======     ==========

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1997

NOTE 12 -- SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Securities sold under agreements to repurchase are summarized as follows:

                                                              DECEMBER 31,
                                                         ----------------------
                                                           1997         1996
                                                         ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
Balance at end of period...............................  $287,071     $287,412
Balance at end of period, including accrued interest...   287,714      287,991
Estimated fair value at end of period..................   293,323      287,933
Average amount outstanding during the period...........   308,573      299,211
Maximum amount outstanding at any given month-end
  during the period....................................   417,688      403,871
Weighted average interest rate during the period.......       5.6%         5.2%
Weighted average interest rate at end of period........       5.9%         5.5%

     Mortgage-backed securities available for sale sold under reverse repurchase agreements were delivered to dealers who arranged the transactions. The dealers may have sold, loaned, or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to the Company substantially identical securities at the maturities of the agreements. The agreements at December 31, 1997 mature within 30 days. The agreements at December 31, 1996 mature with terms between 30 to 90 days. Average amounts are computed based upon daily ending balances.

NOTE 13 -- SHORT-TERM BORROWINGS

     The Company has a letter of credit supporting the Company's commercial paper facility with the Federal Home Loan Bank ("FHLB"). It is collateralized by eligible real estate loans and mortgage backed securities described in Note 14, Federal Home Loan Bank advances, with an approved letter of credit of up to $400 million in 1997 and 1996, and a weighted average interest rate of 6.0% at December 31, 1997 and 1996. The maximum amount of commercial paper outstanding at any month-end during 1997 and 1996 was $399 million and $398 million, respectively and the average amount of commercial paper outstanding, during 1997 and 1996 was $178 million and $163 million respectively, with a weighted average interest rate of 5.7% and 5.4% at December 31, 1997 and 1996, respectively. The Company's commercial paper generally matures within 30 days from the issuance date.

     The Company has two lines of credit with a bank which has a maximum availability of $19.5 million and a line of credit with a maximum availability of $25.0 million at December 31, 1997 and 1996, respectively. The lines of credit have an interest rate tied to the FHLB Reference Rate. The $4.5 million line of credit matures in September 1998 and the $15.0 million line of credit matures in December 1998. At December 31, 1996, the line of credit had a maturity at June 30, 1997 with an interest rate tied to the FHLB Reference Rate plus 0.5%.

     The components of short-term borrowings are as follows:

                                                               DECEMBER 31,
                                                          -----------------------
                                                             1997         1996
                                                          ----------    ---------
                                                          (DOLLARS IN THOUSANDS)
Commercial paper, net of discount (1997, $536.4
  thousand; 1996, $41.7 thousand........................   $170,973      $24,958
Lines of credit.........................................     17,518       25,000
Other...................................................      3,389        5,987
                                                           --------      -------
                                                           $191,880      $55,945
                                                           ========      =======

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1997

NOTE 14 -- FEDERAL HOME LOAN BANK ADVANCES

     Advances from the FHLB are collateralized with eligible real estate loans and mortgage-backed securities. The FHLB letter of credit disclosed in Note
13 -- Short-Term Borrowings is also pledged with the same collateral. The FHLB advances and the FHLB letter of credit are collateralized with mortgage loans totalling $642 million and $454 million at December 31, 1997 and 1996, respectively, and mortgage-backed securities totalling $67.0 million and $178 million at December 31, 1997 and 1996, respectively.

     Information as to interest rates and maturities on the advances from the FHLB as of December 31 are as follows:

                                                       1997            1996
                                                     --------        --------
                                                      (DOLLARS IN THOUSANDS)
Range of interest rates............................  6.0%-8.2%       5.7%-8.2%
Weighted average interest rate.....................      6.3%            6.3%
Year due:
  1997.............................................                  $142,000
  1998.............................................   $70,000          70,000
  1999.............................................     6,500           6,500
  2000.............................................
  2001.............................................
  2002.............................................     6,500           6,500
  Thereafter.......................................     1,971           1,000
                                                     --------        --------
                                                      $84,971        $226,000
                                                     ========        ========

     The Company had a credit availability of approximately $472 million with the FHLB at December 31, 1997.

NOTE 15 -- SUBORDINATED DEBENTURES

     Subordinated capital debentures of the Company ("subordinated debentures") totalled $239 million at December 31, 1997 and $105 million at December 31, 1996, net of discount and issuance costs (1997, $5.3 million; 1996, $2.4 million). The subordinated debentures are unsecured and consist of two issuances with outstanding balances of $93 million with an interest rate of 8.5% due in 2003 and $146 million with an interest rate of 8.875% due in 2007. They are redeemable, in whole or in part, at the option of the Company, on or after July 1, 2000 and August 1, 2004, respectively, both at 100% of the principal amount being redeemed plus accrued interest as of the date of redemption. For regulatory purposes, the subordinated debentures are included as part of the Bank's supplementary capital, subject to certain limitations.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1997

NOTE 16 -- COMMITMENTS AND CONTINGENCIES

     Future minimum payments under noncancellable operating leases on premises and equipment with terms of one year or more were as follows at December 31:

                                                     1997
                                            ----------------------
                                            (DOLLARS IN THOUSANDS)
1998......................................         $ 7,309
1999......................................           6,018
2000......................................           4,630
2001......................................           2,936
2002......................................             862
Thereafter................................           1,054
                                                   -------
                                                   $22,809
                                                   =======

     These agreements include, in certain cases, various renewal options and contingent rental agreements. Rental expense for premises and equipment amounted to $7.8 million, $5.5 million and $3.2 million in 1997, 1996 and 1995, respectively.

     The Company's outstanding commercial, mortgage loan commitments and mortgage loans sold with recourse were as follows at December 31:

                                                           1997         1996
                                                         ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
Commercial letter of credit and unused lines of credit
  provided.............................................  $ 68,214     $ 40,293
                                                         ========     ========
Commitments to fund mortgage loans
  Fixed rate loans.....................................  $202,674     $ 89,477
  Variable rate loans..................................    43,643       32,106
                                                         --------     --------
                                                         $246,317     $121,583
                                                         ========     ========
Commitments to sell mortgage loans.....................  $537,621     $320,794
                                                         ========     ========
Mortgage loans sold with recourse......................  $131,359     $171,639
                                                         ========     ========

     The Company has pledged certain assets relative to amounts held on behalf of trustees as follows at December 31:

                                                           1997         1996
                                                         ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
FNMA participation certificates........................  $105,790     $115,959
FHLMC participation certificates.......................                 14,596
GNMA certificates......................................   397,214      175,376
Residential second mortgages...........................    44,748       55,521
Multifamily first mortgages............................    70,714       75,478
                                                         --------     --------
                                                         $618,466     $436,930
                                                         ========     ========

     The Company is also involved as a party to certain legal proceedings incidental to its business. Management of the Company believes that the outcome of such proceedings will not have a material effect upon its business or financial condition, results of operations or cash flows.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1997

NOTE 17 -- EARNINGS PER SHARE

     SFAS No. 128, "Earnings Per Share," was issued by the Financial Accounting Standards Board ("FASB") in February, 1997 and adopted on December 31, 1997. Under the provisions of SFAS No. 128, primary and fully diluted earnings per share were replaced with basic and diluted earnings per share in an effort to simplify the computation of these measures and align them more closely with the methodology used internationally. Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common share outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation method is similar to the previously required fully diluted earnings per share method and is arrived at by dividing the weighted average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options. For purposes of comparability, all prior period earnings per share data has been restated.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------
                                                   1997              1996              1995
                                              --------------    --------------    --------------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BASIC
Net income..................................   $    36,788       $    31,797       $    33,428
                                               ===========       ===========       ===========
Average common shares outstanding...........    26,165,678        25,910,548        25,650,705
                                               ===========       ===========       ===========
Net income per common share -- basic........   $      1.41       $      1.23       $      1.30
                                               ===========       ===========       ===========
DILUTED
Net income..................................   $    36,788       $    31,797       $    33,428
                                               ===========       ===========       ===========
Average common shares outstanding...........    26,165,678        25,910,548        25,650,705
Stock option adjustment.....................       185,466           288,989           266,313
                                               -----------       -----------       -----------
Average common shares outstanding...........    26,351,144        26,199,537        25,917,018
                                               ===========       ===========       ===========
Net income per common share -- diluted......   $      1.40       $      1.21       $      1.29
                                               ===========       ===========       ===========

     Options to purchase 257,500 and 2,000 shares of common stock at December 31, 1997 and 1996, respectively, were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common share, and therefore, the effect would be antidilutive. The weighted average exercise price at December 31, 1997 and 1996 was $18.72 and $22.75, respectively, for the options outstanding. There were no antidilutive options at December 31, 1995. The 1995 basic and dilutive average common shares outstanding and earnings per share have been retroactively adjusted for the 1996 5% stock dividend.

NOTE 18 -- STOCK OPTIONS

     In 1991, the Company reserved 3,150,000 shares of common stock for future issuance to certain employees under an incentive stock option plan ("the Plan"). There were 1,605,297 share available for future grants at December 31, 1997. The options may be exercised, within five to seven years after the date of grant. Additionally, the weighted average life of the options at December 31, 1997 was
3.2 years and the exercise price of the options outstanding at December 31, 1997 ranged from $7.37 to $22.75 per share.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1997

     At December 31, 1997, there were 983,157 exercisable stock options under the plan. Stock option activity is summarized as follows:

                                                                     WEIGHTED
                                                                     AVERAGE
                                                       SHARES     EXERCISE PRICE
                                                      --------    --------------
Outstanding at January 1, 1995......................   843,188        $ 8.04
  Issued............................................    30,975         11.57
  Exercised.........................................  (274,724)        11.53
  Cancelled.........................................   (30,611)         8.23
                                                      --------        ------
Outstanding at December 31, 1995....................   568,828          8.26
  Issued............................................   470,958         17.30
  Exercised.........................................  (139,711)         8.71
  Cancelled.........................................    (5,869)        10.95
                                                      --------        ------
Outstanding at December 31, 1996....................   894,206         13.10
  Issued............................................   348,000         18.09
  Exercised.........................................  (116,605)        11.86
  Cancelled.........................................  (142,444)        15.32
                                                      --------        ------
Outstanding at December 31, 1997....................   983,157        $15.07
                                                      ========        ======

     In 1996, the Company's subsidiary, WFS, reserved 550,000 share of common stock for future issuance to certain employees under an incentive stock option plan ("the Plan"). In 1997, WFS reserved an additional 550,000 share of common stock for future issuance under the Plan which is currently subject to shareholder approval. There were 320,675 shares available for future grants at December 31, 1997. The options may be exercised within five to seven years after the date of grant. Additionally, the weighted average life of the options at December 31, 1997 was 5.0 years and the exercise price of the options outstanding at December 31, 1997 ranged from $13.00 to $18.00 per share.

     At December 31, 1997, there were 325,215 exercisable stock options under the Plan. Stock option activity for WFS is summarized as follows:

                                                                     WEIGHTED
                                                                     AVERAGE
                                                       SHARES     EXERCISE PRICE
                                                       -------    --------------
Outstanding at January 1, 1996
  Issued.............................................  519,569        $18.00
  Exercised..........................................
  Cancelled..........................................
                                                       -------        ------
Outstanding at December 31, 1996.....................  519,569         18.00
  Issued.............................................  343,498         13.14
  Exercised..........................................  (24,443)        18.00
  Cancelled..........................................  (83,742)        17.58
                                                       -------        ------
Outstanding at December 31, 1997.....................  754,882        $15.83
                                                       =======        ======

     Effective January 1, 1996 the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 provides for companies to recognize compensation expense associated with stock-based compensation plans over the anticipated service period based on the fair value of the award on the date of grant. However, SFAS No. 123 allows companies to continue to measure compensation costs prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1997

Employees." Companies electing to continue accounting for stock-based compensation plans under APB No. 25 must make pro forma disclosures of net income and earnings per share as if SFAS No. 123 has been adopted if the fair value of the options has material impact on earnings. The Company has continued to account for stock-based compensation plans under APB No. 25.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's and WFS' stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The Company's fair value of options granted in 1997, 1996 and 1995 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                   1997       1996       1995
                                                  -------    -------    -------
Risk-free interest rate.........................      5.7%       6.2%       6.2%
Volatility factor...............................     0.41       0.30       0.30
Expected option life............................  5 years    5 years    5 years

     The Company's weighted average fair value of options granted during 1997, 1996, and 1995 was $2.39, $1.49 and $0.39, respectively.

     The WFS fair value of options granted in 1997, 1996, and 1995 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                   1997       1996       1995
                                                  -------    -------    -------
Risk-free interest rate.........................      5.7%       6.2%       6.2%
Volatility factor...............................     0.57       0.30       0.30
Expected option life............................  7 years    5 years    5 years

     The weighted average fair value of options granted during 1997, 1996 and 1995 was $8.26, $6.82 and $6.82, respectively.

     The impact of applying SFAS No. 123 in 1997, 1996 and 1995 is immaterial to the financial statements of the Company.

NOTE 19 -- REGULATORY CAPITAL

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the regulations promulgated thereunder established certain minimum levels of regulatory capital for savings institutions supervised by the Office of Thrift Supervision ("OTS"). The Bank must follow specific capital guidelines stipulated by the OTS which involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations which could have a direct material effect on the Bank's financial statements.

     At December 31, 1997 and 1996, the Bank's most recent notification from the OTS categorized the Bank as "well capitalized" under the prompt corrective action ("PCA") regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To be categorized as

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1997

"well capitalized," the Bank must maintain minimum capital ratios as set forth in the table below. The Bank's capital is subject to review by federal regulators for the components, amounts, risk weighting classifications and other factors. There are no conditions or events since December 31, 1997 that management believes have changed the Bank's category.

     The following table summarizes the Bank's actual capital and required capital as of December 31, 1997 and 1996:

                                                                              TIER 1
                                                 TANGIBLE                   RISK-BASED     RISK-BASED
                                                 CAPITAL    CORE CAPITAL     CAPITAL        CAPITAL
                                                 --------   ------------   ------------   ------------
                                                                (DOLLARS IN THOUSANDS)
DECEMBER 31, 1997
Actual Capital:
  Amount.......................................  $355,650     $355,650       $352,123       $639,937
  Capital ratio................................      9.48%        9.48%          6.74%         12.24%
FIRREA minimum required capital:
  Amount.......................................  $ 56,249     $112,498            N/A       $418,115
  Capital ratio................................      1.50%        3.00%           N/A           8.00%
  Excess.......................................  $299,401     $243,152            N/A       $221,822
FDICIA well capitalized required capital:
  Amount.......................................       N/A     $188,574       $313,587       $522,644
  Capital ratio................................       N/A         5.00%          6.00%         10.00%
  Excess.......................................       N/A     $167,076       $ 38,536       $117,293
DECEMBER 31, 1996
Actual Capital:
  Amount.......................................  $348,938     $348,938       $348,938       $467,563
  Capital ratio................................     10.53%       10.53%          8.14%         10.91%
FIRREA minimum required capital:
  Amount.......................................  $ 49,707     $ 99,414            N/A       $342,915
  Capital ratio................................      1.50%        3.00%           N/A           8.00%
  Excess.......................................  $299,231     $249,524            N/A       $124,648
FDICIA well capitalized required capital:
  Amount.......................................       N/A     $166,838       $257,187       $428,644
  Capital ratio................................       N/A         5.00%          6.00%         10.00%
  Excess.......................................       N/A     $182,100       $ 91,751       $ 38,919

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1997

     The following table reconciles the Bank's capital in accordance with generally accepted accounting principles ("GAAP") to the Bank's tangible, core and risk-based capital as of December 31, 1997 and 1996:

                                                              DECEMBER 31,
                                                         ----------------------
                                                           1997         1996
                                                         ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
Bank shareholder's equity -- GAAP basis................  $345,426     $337,958
Adjustment: Unrealized gains under SFAS 115............    (5,858)      (1,083)
  Less: Non-permissible activities at required
     phase-in..........................................   (10,222)     (13,135)
  Add: Minority interest in equity of subsidiaries.....    29,538       28,061
  Less: Disallowed capitalized servicing rights........    (3,234)      (2,863)
                                                         --------     --------
Total tangible and core capital........................   355,650      348,938
Adjustments for risk-based capital:
  Subordinated debentures(1)...........................   256,311      106,559
  General loan valuation allowance(2)..................    31,503       36,298
  Less: Fully capitalized assets.......................    (3,527)     (24,232)
                                                         --------     --------
  Risk-based capital...................................  $639,937     $467,563
                                                         ========     ========

---------------

(1) Excludes capitalized discounts and issue costs.
(2) Limited to 1.25% of risk-weighted assets.

NOTE 20 -- DIVIDENDS

     The Company paid cash dividends of $0.40, $0.39 and $0.34 per share for the years ended December 31, 1997, 1996 and 1995, respectively. The Company declared a stock dividend of 5% in 1996 and 1995. The 1996 and 1995 dividends and earnings per share and share amounts have been retroactively adjusted to give effect of the 1996 and 1995 5% stock dividends. On January 29, 1998, the Company declared a quarterly cash dividend of $0.10 per share for shareholders of record as of February 10, 1998, and paid on February 23, 1998.

NOTE 21 -- PENSION PLAN

     The Company has an Employee Stock Ownership and Salary Savings Plan ("Pension Plan"), which covers essentially all full-time employees who have completed one year of service. Contributions to the Pension Plan are discretionary and determined by the Board of Directors within limits set forth under the Employment Retirement Income Security Act of 1974. Contributions to the Pension Plan are fully expensed in the year to which the contribution applies.

     The Company's contribution to the Pension Plan amounted to $2.4 million, $3.4 million and $2.4 million in 1997, 1996 and 1995, respectively.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1997

NOTE 22 -- INCOME TAXES

     Income tax expense consisted of the following for the year ended December
31:

                                                 1997       1996       1995
                                                -------    -------    -------
                                                   (DOLLARS IN THOUSANDS)
Current:
  Federal...................................    $ 7,792    $ 4,169    $23,860
  State.....................................      2,488      1,362      7,849
                                                -------    -------    -------
                                                 10,280      5,531     31,709
Deferred:
  Federal...................................     15,387     17,394     (5,628)
  State.....................................      5,620      5,170       (846)
                                                -------    -------    -------
                                                 21,007     22,564     (6,474)
                                                -------    -------    -------
                                                $31,287    $28,095    $25,235
                                                =======    =======    =======

     A reconciliation of total tax provisions and the amounts computed by applying the statutory federal income tax rate of 35% to income before taxes is as follows for the year ended December 31:

                                                 1997       1996       1995
                                                -------    -------    -------
                                                   (DOLLARS IN THOUSANDS)
Tax at statutory rate.......................    $25,618    $23,534    $21,550
State tax (net of Federal tax benefit)......      5,270      4,246      3,685
Other.......................................        399        315
                                                -------    -------    -------
                                                $31,287    $28,095    $25,235
                                                =======    =======    =======

     Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Amounts previously reported as current and deferred income tax expense have been restated. Such changes to the components of the expense occur because all tax alternatives available to the Company are not known for a number of months subsequent to year-end.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1997

     Significant components of the Company's deferred tax assets and liabilities are as follows at December 31:

                             DEFERRED TAX POSITION
                              ASSETS/(LIABILITIES)

                                                           1997         1996
                                                         ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
Deferred tax assets:
  Loan loss reserves...................................  $  6,936     $  9,383
  State tax deferred benefit...........................     3,939        1,857
  Deferred compensation accrual........................     3,211        2,594
  Tax basis difference -- marketable securities........     1,295        1,229
  Other, net...........................................     4,110        2,596
                                                         --------     --------
                                                           19,491       17,659
Deferred tax liabilities:
  Loan fee income deferred for tax purposes............    (4,335)      (3,968)
  FHLB dividends.......................................    (4,608)      (4,007)
  Accelerated depreciation for tax purposes............      (565)        (874)
  Loan costs...........................................    (1,638)      (2,098)
  SFAS 115 deferred taxes..............................    (4,404)      (1,323)
  Asset securitization income recognized for book
     purposes..........................................   (28,662)     (10,700)
  Originated Mortgage service rights...................    (7,941)      (2,670)
  Other, net...........................................    (3,414)      (3,501)
                                                         --------     --------
                                                          (55,567)     (29,141)
                                                         --------     --------
                                                         $(36,076)    $(11,482)
                                                         ========     ========

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1997

NOTE 23 -- BUSINESS SEGMENT DATA

     In addition to its principal operations in banking, the Company conducts a significant amount of automobile lending as presented below at December 31:

                                            1997          1996          1995
                                         ----------    ----------    ----------
                                                 (DOLLARS IN THOUSANDS)
Revenues:
  Automobile lending...................  $  230,489    $  207,514    $  135,199
  Banking operations...................      96,246        76,846        52,253
Operating profit:
  Automobile lending...................      54,143        66,420        51,130
  Banking operations...................      21,641         3,114        10,440
  General corporate expenses...........      (2,589)       (2,293)            1
                                         ----------    ----------    ----------
Pretax income..........................  $   73,195    $   67,241    $   61,571
                                         ==========    ==========    ==========
Identifiable assets:
  Automobile lending...................  $  878,160    $  675,572    $  583,588
  Banking operations...................   2,835,718     2,646,758     2,635,193
  General corporate assets.............      14,987        12,715         4,017
                                         ----------    ----------    ----------
Total assets...........................  $3,728,865    $3,335,045    $3,222,798
                                         ==========    ==========    ==========

     The automobile lending operations involve the purchase, origination, sale and servicing of automobile loans. The banking operations include activities normally associated with retail banking, mortgage banking, commercial banking and other ancillary services. The revenues for each segment are generated through lending and related activities from unaffiliated customers.

NOTE 24 -- FINANCIAL INSTRUMENT AGREEMENTS

     The Company uses interest rate swaps, purchased options, forward agreements, floors and caps to minimize its exposure to interest rate risk. The fair value of these agreements may vary substantially with changes in interest rates. At December 31, the Company's portfolio of such agreements consisted of the following:

                                                                 1997
                                                        ----------------------
                                                         NOTIONAL      CREDIT
                                                          AMOUNT      EXPOSURE
                                                        ----------    --------
                                                        (DOLLARS IN THOUSANDS)
Interest rate swaps...................................  $   50,000     $  802
Interest rate caps....................................     365,000      6,087
Forward agreements....................................     607,621
                                                        ----------     ------
                                                        $1,022,621     $6,889
                                                        ==========     ======

                                                                 1996
                                                        ----------------------
                                                         NOTIONAL      CREDIT
                                                          AMOUNT      EXPOSURE
                                                        ----------    --------
                                                        (DOLLARS IN THOUSANDS)
Interest rate swaps...................................  $   50,000     $1,490
Interest rate caps....................................     150,000
Forward agreements....................................     390,794         56
                                                        ----------     ------
                                                        $  590,794     $1,546
                                                        ==========     ======

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1997

     Notional amounts do not represent amounts exchanged by parties and, thus, are not a measure of the Company's exposure to loss through its use of these agreements. The amounts exchanged are determined by reference to the notional amounts and the other terms of the agreements.

     The Company's interest rate swaps consist of agreements with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional amount and a specified index. The Company pays a fixed interest rate and receives a floating interest rate on all of its interest rate swaps. At December 31, 1997 and 1996, the terms of the Company's interest rate swaps were to pay a weighted average fixed rate of 5.9% in each year, and to receive a weighted average variable rate of 5.9% and 5.6%, respectively, maturing in 2002 with collateral requirement of 1.6% to 3.0%. Variable interest rates may change in the future.

     The Company purchases interest rate caps to effectively remove lifetime interest rate caps on mortgage-backed securities, to hedge interest rate fluctuations on assets available for sale and to limit the erosion of net interest income under increases in interest rates. The interest rate cap agreements have strike rates from 6.0% to 7.5% with expiration dates ranging from 2001 to 2004 as of December 31, 1997 and 7.5% to 8.0% with expiration dates ranging from 1999 to 2003 as of December 31, 1996.

     The Company's hedging strategy for its loan production includes the use of forward agreements. The Company enters into these agreements in numbers and amounts which generally correspond to the principal amount of the sale and/or securitization transactions. The market value of these forward agreements responds inversely to the market value changes of the underlying loans. Because of this inverse relationship, the Company can effectively lock in its gross interest rate spread at the time of the hedge transaction. Gains and losses relative to these agreements are deferred and recognized in full at the time of loan sale and/or securitization as an adjustment to the gain or loss on the sale of loans. The Company uses only highly rated counterparties and further reduces its risk by avoiding any material concentration with a single counterparty. Credit exposure is limited to those agreements with a positive fair value and only to the extent of that fair value. At December 31, 1997, the Company held forward agreements with a notional amount outstanding of $608 million.

     The current credit exposure under these agreements is limited to the fair value of the agreements with a positive fair value at the reporting date. Master netting agreements are arranged or collateral is obtained through physical delivery of, or rights to, securities to minimize the Company's exposure to credit losses in the event of nonperformance by counterparties to financial instruments. The Company also minimizes its counterparty risk by entering into agreements only with highly rated counterparties.

NOTE 25 -- FAIR VALUES OF FINANCIAL INSTRUMENTS

     Fair Values of Financial Instruments: Fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value, are reported using quoted market prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and in many cases, could not be realized in immediate settlement of the instrument. Fair values for certain financial instruments and all non-financial instruments are not required to be disclosed. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1997

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents and other short-term investments: The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets' fair values.

     Investment securities and mortgage-backed securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

     Loans receivable (including held for sale): The fair values for loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

     Retained interest in securitized assets: The fair value of retained interest in securitized assets is based on discounted cash flow calculations.

     Capitalized servicing rights: The fair values are estimated using discounted cash flows based on a current market interest rate. These cash flows generally include servicing fees, float income from payments and escrow accounts, servicing costs, foreclosure costs and interest expense for funds advanced.

     Interest rate swaps: Interest rate swaps are carried at fair value as hedges of available for sale securities. The fair value is determined by obtaining market quotes from brokers.

     Interest rate options, floors and caps: The carrying amount comprises the unamortized premiums paid for the contracts. The fair value is estimated by obtaining market quotes from brokers.

     Forward agreements: The carrying amount comprises the amount of the gain or loss deferred on expired agreements. The fair value is estimated by obtaining market quotes from brokers.

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

     Securities sold under agreements to repurchase: The fair value is estimated by using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     Short-term borrowings: The carrying amounts of the commercial paper and the lines of credit with a bank approximate their fair values.

     Federal Home Loan Bank advances: The fair value is estimated by using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     Amounts held on behalf of trustee: The carrying amounts reported in the balance sheet approximate fair value.

     Subordinated debentures: The fair values of the subordinated debentures are estimated using discounted cash flow analyses, based on the current incremental borrowing rates for similar types of borrowing arrangements.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1997

     The estimated fair values of the Company's financial instruments are as follows at December 31:

                                                           1997                      1996
                                                  -----------------------   -----------------------
                                                   CARRYING       FAIR       CARRYING       FAIR
                                                   AMOUNTS       VALUE       AMOUNTS       VALUE
                                                  ----------   ----------   ----------   ----------
                                                               (DOLLARS IN THOUSANDS)
Financial assets:
  Cash and cash equivalents.....................  $   89,293   $   89,293   $   75,580   $   75,580
  Other short-term investments..................      84,136       84,136       62,798       62,798
  Investment securities and mortgage-
     backed securities..........................   1,057,968    1,057,968      988,110      993,458
  Loans receivable (including held for sale)....   1,872,710    1,920,419    1,731,419    1,775,141
  Retained interests in securitized assets......     181,177      181,177      121,597      121,597
  Capitalized servicing rights..................      37,417       42,768       28,640       38,257
Financial instrument agreements held for
  purposes other than trading:
  Interest rate swaps...........................         802          802        1,490        1,490
  Interest rate options, floors and caps........       6,087        6,087        3,796        2,004
  Forward agreements............................                   (2,174)                       56
  Fixed rate loan commitments...................     202,674      203,864       89,477       89,486
  Variable rate loan commitments................      43,643       43,756       32,106       32,305
Financial liabilities:
  Deposits......................................  $2,000,896   $1,986,353   $1,873,942   $1,873,898
  Securities sold under agreements to
     repurchase.................................     287,071      293,323      287,412      287,933
  Short-term borrowings.........................     191,880      196,121       55,945       55,945
  Federal Home Loan Bank advances...............      84,971       86,849      226,000      226,410
  Amounts held on behalf of trustee.............     488,653      488,653      393,449      393,449
  Subordinated debentures.......................     239,195      244,481      104,917      112,154

NOTE 26 -- WESTCORP (PARENT COMPANY ONLY) FINANCIAL INFORMATION

                       STATEMENTS OF FINANCIAL CONDITION

                                                              DECEMBER 31,
                                                         ----------------------
                                                           1997         1996
                                                         ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
Assets
  Cash...............................................    $  3,433     $  9,155
  Investment in subsidiaries.........................     347,834      343,374
  Other..............................................      17,334        1,675
                                                         --------     --------
                                                         $368,601     $354,204
                                                         ========     ========
Liabilities and shareholders' equity
  Other liabilities..................................    $ 19,850     $ 36,274
                                                         --------     --------
                                                           19,850       36,274
Shareholders' equity.................................     348,751      317,930
                                                         --------     --------
                                                         $368,601     $354,204
                                                         ========     ========

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1997

                              STATEMENTS OF INCOME

                                                FOR THE YEAR ENDED DECEMBER 31,
                                                --------------------------------
                                                  1997        1996        1995
                                                --------    --------    --------
                                                     (DOLLARS IN THOUSANDS)
Income
  Interest income (expense)...................  $(1,473)    $    20     $     9
  Dividends from subsidiaries.................   46,366       5,000      21,500
  Other.......................................        9          (1)      1,128
                                                -------     -------     -------
                                                 44,902       5,019      22,637
Noninterest expenses..........................    1,156       1,816       1,016
                                                -------     -------     -------
Income before income taxes and equity in net
  income of subsidiaries......................   43,746       3,203      21,621
Income tax expense (benefit)..................   (1,099)       (669)         49
                                                -------     -------     -------
Income before equity in net income of
  subsidiaries................................   44,845       3,872      21,572
Equity in undistributed net income (loss) of
  subsidiaries................................   (8,057)     27,925      11,856
                                                -------     -------     -------
NET INCOME....................................  $36,788     $31,797     $33,428
                                                =======     =======     =======

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1997

                            STATEMENTS OF CASH FLOWS

                                             FOR THE YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                               1997        1996        1995
                                             --------    --------    --------
                                                  (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income.................................  $ 36,788    $ 31,797    $ 33,428
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for loan losses................                              (104)
  Depreciation and amortization............       343       6,262
  Amortization of goodwill.................                                84
  Contribution to employee stock option
     plan..................................                 1,181
  Equity in undistributed net income of
     subsidiaries..........................     8,057     (27,925)    (11,856)
  Other, net...............................    (2,415)     10,106         415
                                             --------    --------    --------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES...............................    42,773      21,421      21,967

INVESTMENT ACTIVITIES
Infusion of capital to subsidiary..........   (15,000)    (60,400)     (2,000)
Net increase investment in subsidiaries....     7,522
Purchases of investment securities
  available for sale.......................   (12,434)
Addition to premises and equipment.........       698      (9,021)
                                             --------    --------    --------
NET CASH USED IN INVESTING ACTIVITIES......   (19,214)    (69,421)     (2,000)

FINANCING ACTIVITIES
(Decrease) increase in short-term
  borrowings...............................   (15,382)     25,000
Purchase of subsidiary stock...............    (4,487)
Dividends paid.............................   (10,469)    (10,121)     (8,692)
Proceeds from issuance of common stock.....     1,057       1,057       2,166
                                             --------    --------    --------
NET CASH (USED IN) PROVIDED BY FINANCING
  ACTIVITIES...............................   (29,281)     15,936      (6,526)
                                             --------    --------    --------
(DECREASE) INCREASE IN CASH................    (5,722)    (32,064)     13,441
Cash and cash equivalents at beginning of
  year.....................................     9,155      41,219      27,778
                                             --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR...  $  3,433    $  9,155    $ 41,219
                                             ========    ========    ========

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1997

NOTE 27 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1997 and 1996. Certain quarterly amounts have been adjusted to conform with the year-end presentation.

                                                                 FOR THE THREE MONTHS ENDED
                                                     --------------------------------------------------
                                                     MARCH 31    JUNE 30   SEPTEMBER 30    DECEMBER 31
                                                     ---------   -------   -------------   ------------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1997
Interest income....................................   $62,530    $68,558     $ 71,300        $68,144
Interest expense...................................    36,481     40,033       42,176         42,380
                                                      -------    -------     --------        -------
  Net interest income..............................    26,049     28,525       29,124         25,764
Provision for loan losses..........................    (4,371)    (2,602)      (2,223)        (3,655)
Noninterest expense................................    (5,457)    (5,718)      (9,584)        (2,657)
                                                      -------    -------     --------        -------
  Income before income taxes.......................    16,221     20,205       17,317         19,452
Income taxes.......................................     6,814      8,573        7,268          8,632
                                                      -------    -------     --------        -------
Income before minority interest....................     9,407     11,632       10,049         10,820
Minority interest in earnings of subsidiaries......     1,511      1,747        1,121            741
                                                      -------    -------     --------        -------
  Net income.......................................   $ 7,896    $ 9,885     $  8,928        $10,079
                                                      =======    =======     ========        =======
Net income per common share -- diluted.............   $  0.30    $  0.38     $   0.34        $  0.38
                                                      =======    =======     ========        =======

1996
Interest income....................................   $59,081    $58,847     $ 61,231        $63,229
Interest expense...................................    36,224     32,634       34,082         36,254
                                                      -------    -------     --------        -------
  Net interest income..............................    22,857     26,213       27,149         26,975
Provision for loan losses..........................    (5,600)    (1,454)      (3,097)        (3,420)
Noninterest income (expenses)......................     2,387     (3,101)     (14,349)        (7,319)
                                                      -------    -------     --------        -------
  Income before income taxes.......................    19,644     21,658        9,703         16,236
Income taxes.......................................     8,074      9,090        4,237          6,694
                                                      -------    -------     --------        -------
Income before minority interest....................    11,570     12,568        5,466          9,542
Minority interest in earnings of subsidiaries......     1,722      1,894        1,987          1,746
                                                      -------    -------     --------        -------
  Net income.......................................   $ 9,848    $10,674     $  3,479        $ 7,796
                                                      =======    =======     ========        =======
Net income per common share -- diluted.............   $  0.37    $  0.41     $   0.13        $  0.30
                                                      =======    =======     ========        =======

                                 EXHIBIT INDEX

EXHIBIT
NUMBER
-------
 3.1      Certificate of Incorporation(a)
 3.2      Bylaws(a)
 4.1      Indenture dated as of June 17, 1993 issued by Western
          Financial Bank, formerly Western Financial Savings Bank,
          F.S.B., with respect to $125,000,000 in aggregate principal amount of 8.50% Subordinated Capital Debentures due 2003(b)
 4.2      Indenture dated as of June 25, 1997 issued by Western
          Financial Bank, formerly Western Financial Savings Bank,
          F.S.B., with respect to $150,000,000 is aggregate principal amount of 8.875% Subordinated Capital Debentures due 2007(c)
10.1      Westcorp Incentive Stock Option Plan(d)
10.2      Westcorp Employee Stock Ownership and Salary Savings Plan(a)
10.3      Westcorp 1991 Incentive Stock Option Plan(e)
10.4      WFS Financial Inc ("WFS") 1996 Incentive Stock Option
          Plan(f)
10.5      Westcorp Employee Stock Ownership and Salary Savings Plan(g)
10.6      Employment Agreements(h)(i)(j)(k)
22.1      Subsidiaries of Westcorp
23.1      Consent of Independent Auditors
27        Financial Data Schedule

---------------
(a) Exhibits previously filed with Westcorp Registration Statement on Form S-4 (File No. 33-34286), filed April 11, 1990 incorporated herein by reference under Exhibit Numbers indicated.

(b) Exhibit previously filed with Western Financial Bank, formerly Western Financial Savings Bank, F.S.B. Offering Circular with the OTS, dated June 17, 1993 (will be provided to the SEC upon request).

(c) Exhibit previously filed with Western Financial Bank, formerly Western Financial Bank, F.S.B. Offering Circular with the OTS, dated July 25, 1997 (will be provided to the SEC upon request).

(d) Exhibit previously filed with Westcorp Registration Statement in Form S-1 (File No. 33-04295), filed May 2, 1986, incorporated herein by reference under Exhibit Number indicated.

(e) Exhibit previously filed with Westcorp Registration Statement on Form S-8 (File No. 33-43898), filed December 11, 1991, incorporated herein by reference under the Exhibit Number indicated.

(f) Exhibit previously filed with WFS Registration Statement on Form S-8 (File No. 33-07485), filed July 3, 1996, incorporated herein by reference under the Exhibit Number indicated. Amendment No. 1 dated as of November 13, 1997 filed with the WFS Registration Statement on Form S-8 (File No. 333-40121), incorporated herein by reference under the Exhibit Number indicated.

(g) Exhibit previously filed with Westcorp Registration Statement on Form S-8 (File No. 333-11039) and the related Form 11-K (File No. 001-09910, filed August 29, 1996 and June 28, 1996, respectively, incorporated herein by reference under the Exhibit Number indicated.

(h) Employment Agreement, in letter form, dated January 11, 1996 between the Bank and Donald H. Kasle (will be provided to the SEC upon request).

(i) Employment Agreement, in letter form, dated March 11, 1997 between the registrant and Audrey R. Kosovych (will be provided to the SEC upon request).

(j) Employment Agreement, dated February 27, 1998 between WFS and Joy Schaefer (will be provided to the SEC and/or the OTS upon request).

(k) Employment Agreements, dated February 27, 1998 between the registrant and WFS and Lee A. Whatcott (will be provided to the SEC and/or the OTS upon request).