Form 10-Q
period 1998-03-31
WESTCORP /CA/
filed 1998-05-15
CIK 813461

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         COMMISSION FILE NUMBER 33-13646
                         -------------------------------


                                    WESTCORP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         CALIFORNIA                                               51-0308535
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                    23 PASTEUR, IRVINE, CALIFORNIA 92618-3816
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 727-1000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of April 30, 1998, the registrant had 26,321,654 outstanding shares of common stock, $1.00 par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 32.

                            WESTCORP AND SUBSIDIARIES

                                    FORM 10-Q

                                 MARCH 31, 1998

                                TABLE OF CONTENTS

                                 --------------

                                                                                           Page No.
                                                                                           --------
PART I. FINANCIAL INFORMATION

   Item 1.     Financial Statements

               Consolidated Statements of Financial Condition at
               March 31, 1998 and December 31, 1997                                            3

               Consolidated Statements of  Income (loss)  and Comprehensive Income
               (loss) for  the Three Months Ended March 31, 1998 and 1997                      4

               Consolidated Statements of Cash Flows for the
               Three Months Ended March 31, 1998 and 1997                                      5

               Notes to Unaudited Consolidated Financial Statements                            6

   Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                            13

PART II.       OTHER INFORMATION

   Item 1.     Legal Proceedings                                                              31

   Item 2.     Changes in Securities                                                          31

   Item 3.     Defaults Upon Senior Securities                                                31

   Item 4.     Submission of Matters to a Vote of Security Holders                            31

   Item 5.     Other Information                                                              31

   Item 6.     Exhibits and Reports on Form 8-K                                               31

SIGNATURES                                                                                    32

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  FINANCIAL STATEMENTS

                            WESTCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                                 MARCH 31,      DECEMBER 31,
                                                                                    1998            1997
                                                                                 ----------      ----------
                                                                                   (DOLLARS IN THOUSANDS)
 ASSETS
   Cash                                                                          $   69,421      $   73,783
   Interest-bearing deposits with other financial institutions                          510          15,510
   Other short-term investments                                                      28,667          84,136
   Investment securities available for sale                                         123,827         123,409
   Mortgage-backed securities available for sale                                  1,015,087         941,448
   Loans receivable, net of allowance for loan losses (1998: $36,245;
      1997: $33,834)                                                              1,014,647       1,126,322
   Loans held for sale                                                              872,021         712,554
   Amounts due from trusts                                                          331,344         295,123
   Retained interests in securitized assets                                         177,307         181,177
   Capitalized servicing rights                                                      41,325          37,417
   Premises and equipment, net                                                       87,664          89,791
   Real estate owned, net                                                             6,302           6,336
   Federal Home Loan Bank stock                                                      29,926          25,762
   Other assets                                                                      14,758          16,097
                                                                                 ----------      ----------
                                                                                 $3,812,806      $3,728,865
                                                                                 ==========      ==========
 LIABILITIES
   Deposits                                                                      $2,159,776      $2,000,896
   Securities sold under agreements to repurchase                                   330,093         287,071
   Short-term borrowings                                                             56,799         191,880
   Federal Home Loan Bank advances                                                   84,941          84,971
   Amounts held on behalf of trustee                                                518,226         488,653
   Other liabilities                                                                 63,418          57,910
                                                                                 ----------      ----------
                                                                                  3,213,253       3,111,381

 SUBORDINATED DEBENTURES                                                            239,445         239,195

 MINORITY INTERESTS IN EQUITY OF SUBSIDIARIES                                        27,344          29,538

 SHAREHOLDERS' EQUITY
   Common stock, par value $1.00 per share; authorized 45,000,000 shares;            26,301          26,279
      issued and outstanding 26,301,428 shares as of March 31, 1998 and
      26,278,593 shares as of December 31, 1997
   Additional paid-in capital                                                       185,345         185,187
   Retained earnings                                                                116,596         131,427
   Unrealized gains on securities available for sale and retained interests
      in securitized assets, net of income taxes                                      4,522           5,858
                                                                                 ----------      ----------
                                                                                    332,764         348,751
                                                                                 ----------      ----------
                                                                                 $3,812,806      $3,728,865
                                                                                 ==========      ==========

-------------
See accompanying notes to unaudited consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
                           COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                       -------------------------------
                                                                           1998               1997
                                                                       ------------       ------------
                                                                        (DOLLARS IN THOUSANDS, EXCEPT
                                                                              PER SHARE AMOUNTS)
Interest income:
  Loans, including fees                                                $     44,977       $     43,884
  Mortgage-backed securities                                                 16,095             15,186
  Investment securities                                                       1,710              1,977
  Other                                                                       2,264              1,483
                                                                       ------------       ------------
TOTAL INTEREST INCOME                                                        65,046             62,530

Interest expense:
  Deposits                                                                   27,132             25,935
  Federal Home Loan Bank advances and other borrowings                        8,697              7,043
  Securities sold under agreements to repurchase                              4,326              3,503
                                                                       ------------       ------------
TOTAL INTEREST EXPENSE                                                       40,155             36,481
                                                                       ------------       ------------

NET INTEREST INCOME                                                          24,891             26,049

Provision for loan losses                                                     6,388              4,371
                                                                       ------------       ------------
NET INTEREST INCOME AFTER PROVISION  FOR LOAN LOSSES                         18,503             21,678
                                                                       ------------       ------------

Noninterest income:
  Automobile lending                                                         25,292             45,634
  Mortgage banking                                                             (587)             5,034
  Investment and mortgage-backed securities gains                             2,544
  Insurance income                                                            1,495              1,265
  Real estate operations                                                       (845)              (259)
  Rental operations                                                            (181)              (258)
  Miscellaneous                                                                 498                344
                                                                       ------------       ------------
TOTAL NONINTEREST INCOME                                                     28,216             51,760
                                                                       ------------       ------------

Noninterest expense:
  Salaries and employee benefits                                             38,109             33,462
  Occupancy                                                                   3,516              3,819
  Insurance                                                                     447                160
  Restructuring charge                                                       10,500
  Miscellaneous                                                              18,904             19,776
                                                                       ------------       ------------
TOTAL NONINTEREST EXPENSE                                                    71,476             57,217
                                                                       ------------       ------------

INCOME (LOSS) BEFORE INCOME TAXES                                           (24,757)            16,221
Income taxes                                                                (10,392)             6,814
                                                                       ------------       ------------

INCOME (LOSS) BEFORE MINORITY INTEREST                                      (14,365)             9,407
Minority interest in earnings (losses) of subsidiaries                       (2,162)             1,511
                                                                       ------------       ------------

NET INCOME (LOSS)                                                           (12,203)             7,896
                                                                       ------------       ------------

OTHER COMPREHENSIVE INCOME (LOSS) NET OF INCOME TAXES:
Decrease in unrealized gains on securities available for sale and
   retained interests in securitized assets                                  (1,336)            (1,164)
                                                                       ------------       ------------

COMPREHENSIVE INCOME (LOSS)                                            $    (13,539)      $      6,732
                                                                       ============       ============

NET INCOME (LOSS) PER COMMON SHARE
  AND COMMON SHARE EQUIVALENTS - BASIC                                 $      (0.46)      $       0.30
                                                                       ============       ============

NET INCOME (LOSS) PER COMMON SHARE
  AND COMMON SHARE EQUIVALENTS - DILUTED                               $      (0.46)      $       0.30
                                                                       ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  AND COMMON SHARE EQUIVALENTS - BASIC                                   26,288,431         26,012,643
                                                                       ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  AND COMMON SHARE EQUIVALENTS - DILUTED                                 26,288,431         26,274,339
                                                                       ============       ============

-------------
See accompanying notes to unaudited consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                  -------------------------
                                                                                     1998            1997
                                                                                  ---------       ---------
                                                                                    (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES:
Net income (loss)                                                                 $ (12,203)        $ 7,896
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Provision for loan losses                                                        6,388           4,371
     Depreciation and amortization                                                    3,996           3,067
     Gain on sale of investment securities and mortgage-backed securities            (2,544)
     Gain on sale of loans                                                          (10,230)         (4,239)
     Gain on disposition of real estate owned                                          (296)           (560)
Net change in loans held for sale                                                  (149,237)        139,866
Net change in retained interests in securitized assets                                3,807         (14,582)
Net change in capitalized servicing rights                                           (3,908)         (3,725)
Other, net                                                                            7,854          (7,176)
                                                                                  ---------       ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                (156,373)        124,918

INVESTING ACTIVITIES:
Investment securities held to maturity:
   Purchases                                                                                           (450)
   Proceeds from maturities                                                                              70
Investment securities available for sale:
   Purchases                                                                            (71)            (55)
   Proceeds from maturities                                                              33
Mortgage-backed securities held to maturity:
   Purchases                                                                                           (391)
   Payments                                                                                          15,515
Mortgage-backed securities available for sale:
   Purchases                                                                       (226,075)         (1,693)
   Proceeds from sale                                                               121,304
   Payments                                                                          30,537           7,954
Net change in loans receivable                                                      102,378        (239,325)
Additions to premises and equipment                                                  (1,157)         (7,164)
Disposition of real estate owned                                                      3,256           5,449
Purchases of FHLB stock                                                              (4,164)           (516)
Proceeds from sale of FHLB stock                                                                      1,159
Increase in amounts due from trusts                                                 (36,221)        (25,641)
                                                                                  ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES                                               (10,180)       (245,088)

FINANCING ACTIVITIES:
Increase in deposits                                                                158,880          35,035
Increase in securities sold under agreements to repurchase                           43,022           2,117
Decrease in FHLB advances, net                                                          (30)        (12,002)
Decrease in short-term borrowings                                                  (135,081)        (27,500)
Increase in amounts held on behalf of trustee                                        29,573          83,485
Decrease in minority interest                                                        (2,194)           (834)
Proceeds from issuance of common stock                                                  180             140
Issuance of subsidiary common stock                                                                  (2,423)
Cash dividends                                                                       (2,628)         (2,600)
                                                                                  ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            91,722          75,418
                                                                                  ---------       ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                               (74,831)        (44,752)
Cash and cash equivalents at beginning of period                                    173,429         138,423
                                                                                  ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $  98,598       $  93,671
                                                                                  =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
   Interest                                                                       $  44,715       $  37,560
   Income taxes                                                                       1,451              32

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:
  Acquisition of real estate acquired through foreclosure                         $   2,859       $   6,000
  Loans to facilitate the sale of real estate owned                                      67           1,360
  Decrease in unrealized gains on securities available for sale and retained
     interests in securitized assets, net of income taxes                             1,336           1,164

--------------
See accompanying notes to unaudited consolidated financial statements.

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Westcorp's annual report on Form 10-K for the year ended December 31, 1997.

Certain amounts from the 1997 Consolidated Financial Statements have been reclassified to conform to the 1998 presentation.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 131 "Disclosures about Segments of an Enterprise and Related Information". This Statement provides guidance for the way public enterprises report information about operating segments in annual financial statements and requires selected information about operating segments in annual financial statements and in interim financial reports. It also requires certain related disclosures about products and services, geographic areas and major customers. The segment and other information disclosure are required for the year ended December 31, 1998. In the initial year of application, comparative information for earlier years is to be restated.

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE B - INVESTMENT SECURITIES AVAILABLE FOR SALE
-------------------------------------------------
Investment securities available for sale were as follows:

                                                              MARCH 31, 1998
                                             --------------------------------------------------
                                                            GROSS         GROSS
                                             AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                               COST          GAIN          LOSS         VALUE
                                             --------      --------      --------      --------
                                                           (DOLLARS IN THOUSANDS)
U.S. Treasury securities and
   obligations of other U.S. Government
   agencies and corporations                 $121,701      $    527      $    149      $122,079
Obligations of states and political
   subdivisions                                 1,511            35                       1,546
Other                                             202                                       202
                                             --------      --------      --------      --------
                                             $123,414      $    562      $    149      $123,827
                                             ========      ========      ========      ========

                                                             DECEMBER 31, 1997
                                             --------------------------------------------------
                                                             GROSS        GROSS
                                             AMORTIZED    UNREALIZED    UNREALIZED       FAIR
                                               COST          GAIN          LOSS         VALUE
                                             --------      --------      --------      --------
                                                           (DOLLARS IN THOUSANDS)
U.S. Treasury securities and
   obligations of other U.S. Government
   agencies and corporations                 $121,716      $    418      $    420      $121,714
Obligations of states and political
   subdivisions                                 1,511            21                       1,532
Other                                             163                                       163
                                             --------      --------      --------      --------
                                             $123,390      $    439      $    420      $123,409
                                             ========      ========      ========      ========

NOTE C - MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE
-------------------------------------------------------
Mortgage-backed securities available for sale were as follows:

                                                            MARCH 31, 1998
                                      ----------------------------------------------------------
                                                         GROSS          GROSS
                                      AMORTIZED       UNREALIZED      UNREALIZED         FAIR
                                         COST            GAIN            LOSS            VALUE
                                      ----------      ----------      ----------      ----------
                                                         (DOLLARS IN THOUSANDS)
GNMA certificates                     $  860,692      $   10,480      $    5,303      $  865,869
FNMA participation certificates          137,022           1,673              26         138,669
FHLMC participation certificates           7,713              37             123           7,627
Other                                      2,861              71              10           2,922
                                      ----------      ----------      ----------      ----------
                                      $1,008,288      $   12,261      $    5,462      $1,015,087
                                      ==========      ==========      ==========      ==========

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                       DECEMBER 31, 1997
                                      --------------------------------------------------
                                                      GROSS        GROSS
                                      AMORTIZED    UNREALIZED    UNREALIZED       FAIR
                                        COST          GAIN          LOSS         VALUE
                                      --------      --------      --------      --------
                                                    (DOLLARS IN THOUSANDS)
GNMA certificates                     $778,302      $ 12,710      $  4,070      $786,942
FNMA participation certificates        142,572           972            93       143,451
FHLMC participation certificates         8,188            42           105         8,125
Other                                    2,912            54            36         2,930
                                      --------      --------      --------      --------
                                      $931,974      $ 13,778      $  4,304      $941,448
                                      ========      ========      ========      ========

NOTE D - NET LOANS RECEIVABLE
------------------------------
Net loans receivable consisted of the following:


                                       MARCH 31,        DECEMBER 31,
                                         1998              1997
                                      -----------       -----------
                                         (DOLLARS IN THOUSANDS)
Real Estate:
   Mortgage                           $ 1,535,305       $ 1,529,764
   Construction                             9,810            15,835
                                      -----------       -----------
                                        1,545,115         1,545,599
   Undisbursed loan proceeds               (4,394)           (6,711)
                                      -----------       -----------
                                        1,540,721         1,538,888
                                      -----------       -----------
  Consumer:
       Automobile loans                   313,455           253,455
       Other                               44,732            57,758
       Unearned discounts                 (25,876)          (22,225)
                                      -----------       -----------
                                          332,311           288,988
                                      -----------       -----------
  Commercial                               45,101            41,668
                                      -----------       -----------
                                        1,918,133         1,869,544

Allowance for loan losses                 (36,245)          (33,834)
Net deferred loan costs                     4,780             3,166
                                      -----------       -----------
                                        1,886,668         1,838,876
                                      -----------       -----------
Less:  Loans held for sale
   Mortgage                               600,242           529,026
   Consumer                               271,779           183,528
                                      -----------       -----------
                                          872,021           712,554
                                      -----------       -----------
                                      $ 1,014,647       $ 1,126,322
                                      ===========       ===========

Loans serviced by Westcorp ("the Company") for the benefit of others totalled approximately $8.6 billion and $8.4 billion at March 31, 1998 and December 31, 1997, respectively. These amounts are not reflected in the accompanying Unaudited Consolidated Statements of Financial Condition.

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE E - SECURITIZED ASSETS AND CAPITALIZED SERVICING RIGHTS
------------------------------------------------------------

SFAS 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" requires that, following a transfer of financial assets, an entity must recognize the assets it controls and the liabilities it has incurred, and derecognize assets for which control has been surrendered and liabilities that have been extinguished. SFAS 125 defines two separate financial assets retained at the time of securitization or sale, retained interests in securitized assets ("RISA"), which represents the excess spread created from securitization or sale, and capitalized servicing rights ("CSR") which represents the benefit derived from retaining the rights to service loans securitized or sold. The Company did not recognize any CSR as of March 31, 1998 or December 31, 1997 with respect to securitized automobile loans. Previous accounting guidance did not separately distinguish these rights.

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

Future earnings are discounted at a rate management believes to be representative of market at the time of securitization. The balance of the RISA is amortized against actual excess spread income earned on a monthly basis over the expected repayment life of the underlying automobile loans. Similar to available for sale securities, RISAs are marked to market each quarter. Market value changes are calculated by discounting the excess spread using a current market discount rate. Any changes in the market value of the RISA is reported as a separate component of shareholders' equity as an unrealized gain or loss, net of income taxes.

The following table presents the activity of the RISA:

                                            THREE MONTHS ENDED
                                                MARCH 31,
                                        -------------------------
                                           1998            1997
                                        ---------       ---------
                                          (DOLLARS IN THOUSANDS)
Beginning balance                       $ 181,177       $ 121,597
Additions                                  23,388          21,784
Amortization                              (27,195)         (7,201)
Change in unrealized gains on RISA            (63)         (1,067)
                                        ---------       ---------
Ending balance                          $ 177,307       $ 135,113
                                        =========       =========

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

The following table presents the estimated future undiscounted retained interest earnings to be received from securitizations. Estimated future undiscounted RISA earnings are calculated by taking the difference between the coupon rate of the automobile loans sold and the certificate rate paid to the investors, less the contractually specified servicing fee and guarantor fees, after giving effect to estimated prepayments and assuming no losses. To arrive at the RISA, this amount is reduced by the off-balance sheet allowance established for potential future losses and by discounting to present value.

The following table sets forth the components of the RISA:

                                                                           MARCH 31,         DECEMBER 31,
                                                                              1998               1997
                                                                          -----------        -----------
                                                                              (DOLLARS IN THOUSANDS)
Estimated net undiscounted RISA earnings                                  $   441,073        $   438,190
Off-balance sheet allowance for losses                                       (243,405)          (236,796)
Discount to present value                                                     (20,361)           (20,217)
                                                                          -----------        -----------
Retained interests in securitized assets                                  $   177,307        $   181,177
                                                                          ===========        ===========

Outstanding balance of automobile loans sold through securitizations      $ 3,536,624        $ 3,449,590

Off-balance sheet allowance for losses as a percent of automobile
    loans sold through securitizations                                           6.88%              6.86%

The Company believes that the off-balance sheet allowance for losses is currently adequate to absorb potential losses in the sold portfolio.

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


CAPITALIZED SERVICING RIGHTS

Capitalized servicing rights consisted of the following:

                                                        MARCH 31,    DECEMBER 31,
                                                          1998           1997
                                                        --------       --------
                                                         (DOLLARS IN THOUSANDS)
Purchased mortgage servicing rights                     $ 13,723       $ 14,695
Originated mortgage servicing rights                      33,212         26,161
Impairment allowance for mortgage servicing rights        (5,610)        (3,439)
                                                        --------       --------
                                                        $ 41,325       $ 37,417
                                                        ========       ========

The Company retains the rights to service most loans securitized or sold. CSR assets represent an allocation of the cost basis of loans sold between the CSR and the loans based upon their relative fair value at the date the loans are originated or purchased. The fair value of CSR is calculated by estimating future servicing revenues, including servicing fees, late charges, other ancillary income, and float benefit, less the cost to service loans.

During the three months ended March 31, 1998, the Company capitalized servicing rights totalling $8.8 million compared to $3.2 million for the comparable period in 1997. The mortgage servicing rights are included in capitalized servicing rights and the amortization is a component of mortgage banking income in noninterest income.

The fair value of the CSR was $44.0 million and $42.8 million at March 31, 1998 and December 31, 1997, respectively. Fair value was determined based on the present value of estimated future earnings. Significant assumptions were based upon prepayment, default, servicing cost and discount rate. For the purpose of estimated fair value, CSR are stratified on the basis of loan type, loan coupon and loan term.

CSR are evaluated for impairment based on the excess of the carrying amount of the CSR over their fair value.

Amortization of capitalized servicing rights is reflected as a component of mortgage banking income in noninterest income. Amortization expense for the three months ended March 31, 1998 was $4.9 million compared to $1.9 million for the comparable period of 1997.

NOTE F - DIVIDENDS
------------------
On January 29, 1998, the Company declared a cash dividend of $0.10 per share which was paid on February 23, 1998. On April 30, 1998, the Company declared a cash dividend of $0.05 per share for shareholders of record as of May 14, 1998 payable May 22, 1998.

NOTE G - EARNINGS PER SHARE
---------------------------
SFAS 128, "Earnings Per Share" was issued by the FASB in February, 1997 and adopted on December 31, 1997. Under the provisions of SFAS 128, primary and fully diluted earnings per share were replaced with basic and diluted earnings per share in an effort to simplify the computation of these measures and align them more closely with the methodology used internationally. Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common share outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation method is similar to the previously required fully diluted earnings per share method and is arrived at by dividing the weighted average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options. For purposes of comparability, all prior period earnings per share data has been restated.

The following table sets forth the computation of basic and diluted earnings per share:

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                     1998              1997
                                                  ----------       -----------
                                                      (DOLLARS IN THOUSANDS,
                                                    EXCEPT PER SHARE AMOUNTS)
BASIC

Net income (loss)                                 $  (12,203)      $     7,896
                                                  ==========       ===========
Average common shares outstanding                 26,288,431        26,012,643
                                                  ==========       ===========
Net income (loss) per common share - basic        $    (0.46)      $      0.30
                                                  ==========       ===========
DILUTED

Net income (loss)                                 $  (12,203)      $     7,896
                                                  ==========       ===========
Average common shares outstanding                 26,288,431        26,012,643
Stock option adjustment                                                261,696
                                                  ----------       -----------
Average common shares outstanding                 26,288,431        26,274,339
                                                  ==========       ===========
Net income (loss) per common share - diluted      $    (0.46)      $      0.30
                                                  ==========       ===========

Options to purchase 868,455 and 2,000 shares of common stock at March 31, 1998 and 1997, respectively, were not included in the computation of diluted earnings per share because the Company had a loss or the exercise prices of the options were greater than the average market price of the common share, and therefore, the effect would be antidilutive. The weighted average exercise price at March 31, 1998 and 1997 was $14.91 and $22.75, respectively, for the options outstanding.

NOTE H - REPORTING COMPREHENSIVE INCOME
---------------------------------------
As of January 1, 1998 the Company adopted SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

During the quarter ended March 31,1998, the Company had a pre-tax decrease in unrealized gains on securities available for sale and retained interests in securitized assets of $2.3 million and $2.0 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               FINANCIAL CONDITION

Total assets increased $83.9 million or 2.3% to $3.8 billion at March 31, 1998 from $3.7 billion at December 31, 1997. This increase is primarily the result of an increase in mortgage-backed securities available for sale and loans held for sale.

LOANS
-----

Loans (including loans held for sale), net of unearned discounts and undisbursed loan proceeds, increased $47.8 million or 2.6% from $1.8 billion at December 31, 1997 to $1.9 billion at March 31, 1998. The increase is due to an increase in the volume of origination. The Company has retained the servicing on substantially all loans sold and receives a servicing fee therefrom. Included in the portfolio are loans held for sale of which $600 million are mortgage loans secured primarily by single family residences and $272 million which are consumer loans secured by automobiles.

Consumer loan originations increased by $54.4 million to $609 million for the three months ended March 31, 1998 from $554 million for the same period in 1997, which represents a 9.8% increase in production. The Company securitized $525 million of automobile loans for the three months ended March 31, 1998 compared with $500 million for the same period in 1997.

Real estate originations increased $506 million to $947 million for the three months ended March 31, 1998 from $441 million for the same period in 1997, which represents a 114% increase in production. However, due to rapid prepayments caused by the lower interest rate environment, the Company's portfolio of serviced mortgage loans (which include both owned loans and those serviced for others) grew at a slower pace, from $6.4 billion at December 31, 1997 to $6.6 billion at March 31, 1998. The Company sold $820 million of mortgage loans for the three months ended March 31, 1998 compared with $326 million for the same period in 1997.

                                              THREE MONTHS ENDED MARCH 31,
                              ----------------------------------------------------------
                                         1998                            1997
                              --------------------------      --------------------------
                               MORTGAGE        CONSUMER        MORTGAGE        CONSUMER
                              ----------      ----------      ----------      ----------
                                               (DOLLARS IN THOUSANDS)
Beginning balance             $1,538,888      $  288,988      $1,438,892      $  284,858
Originations (1)                 947,055         608,544         441,524         554,159
Sales (2)                        819,731         525,000         326,026         500,000
Principal reductions (3)         125,491          40,221          59,530          20,155
                              ----------      ----------      ----------      ----------
Ending balance                $1,540,721      $  332,311      $1,494,860      $  318,862
                              ==========      ==========      ==========      ==========

------------------
(1)     Includes sales contracts purchased from automobile dealers.
(2) Loans sold or securitized for which the Company generally retains servicing.
(3)     Includes scheduled payments, prepayments and chargeoffs.

The Company's real estate loan portfolio (including those held for sale and excluding net deferred loan costs) consisted of the following:

                                          MARCH 31, 1998               DECEMBER 31, 1997
                                      ----------------------       -------------------------
                                        AMOUNT           %           AMOUNT             %
                                      ----------       -----       ----------         -----
                                                       (DOLLARS IN THOUSANDS)
Single family residential loans:
    First trust deeds                 $1,091,385        70.8%      $1,062,208          69.0%
    Second trust deeds                    45,924         3.0           48,393           3.1
                                      ----------       -----       ----------         -----
                                       1,137,309        73.8        1,110,601          72.1
Multifamily residential loans            393,512        25.5          410,139          26.7
Construction loans                         5,416         0.4           15,835           1.0
Other                                      8,878         0.6            9,024           0.6
                                      ----------       -----       ----------         -----
                                       1,545,115       100.3        1,545,599         100.4
Undisbursed loan proceeds                 (4,394)       (0.3)          (6,711)         (0.4)
                                      ----------       -----       ----------         -----
                                      $1,540,721       100.0%      $1,538,888         100.0%
                                      ==========       =====       ==========         =====

The following table sets forth information on the amount of fixed rate mortgage loans and adjustable rate mortgage loans, (excluding undisbursed loan proceeds and net deferred loan costs), in the Company's portfolio.

                                            MARCH 31, 1998             DECEMBER 31, 1997
                                       ------------------------     ------------------------
                                         AMOUNT             %         AMOUNT             %
                                       ----------         -----     ----------         -----
                                                        (DOLLARS IN THOUSANDS)
Fixed rate loans                       $  573,455          37.2%    $  417,991          27.2%
Adjustable rate loans:
    Negative amortization                 655,230          42.5        707,431          46.0
    Without negative amortization         312,036          20.3        413,466          26.8
                                       ----------         -----     ----------         -----
                                       $1,540,721         100.0%    $1,538,888         100.0%
                                       ==========         =====     ==========         =====

The composition of the consumer loan portfolio, all of which is fixed rate, was as follows:

                              MARCH 31, 1998             DECEMBER 31, 1997
                           ---------------------       ---------------------
                            AMOUNT           %          AMOUNT           %
                           --------        -----       --------        -----
                                           (DOLLARS IN THOUSANDS)
Automobile loans, net      $287,579         86.5%      $231,230         80.0%
Other                        44,732         13.5         57,758         20.0
                           --------        -----       --------        -----
                           $332,311        100.0%      $288,988        100.0%
                           ========        =====       ========        =====

The Company had outstanding commercial loans of $45.1 million at March 31, 1998 compared to $41.7 million at December 31, 1997. The Company originated $19.1 million of commercial loans for the quarter ended March 31, 1998 compared to $7.7 million for the comparable period in 1997. Though the Company continues to focus on expanding its commercial banking operations, it is not a significant source of revenue for the Company for the quarter ended March 31, 1998.

MORTGAGE-BACKED SECURITIES
--------------------------

During the first three months of 1998, the Company purchased $226 million and sold $121 million of mortgage-backed securities ("MBS"). This is part of the Company's continuing strategy to increase net interest income.

ASSET QUALITY
-------------

DELINQUENCY
The percent of loans 60 days or more delinquent remained unchanged at 0.9% at March 31, 1998 compared to December 31, 1997. Delinquent loans by type of loan and as a percentage of loans by type are summarized as follows at March 31, 1998 and December 31, 1997:

                                                          MARCH 31, 1998
                                                     NUMBER OF DAYS DELINQUENT
                                     ----------------------------------------------------------
                                          60-89              90 OR MORE              TOTAL
                                     ----------------     -----------------     ---------------
                                      AMOUNT       %      AMOUNT         %      AMOUNT       %
                                     -------      ---     -------       ---     -------     ---
                                                       (DOLLARS IN THOUSANDS)
Single family residential loans      $ 1,755      0.2%    $ 8,847       0.8%    $10,602     0.9%
Multifamily residential loans            556      0.1       1,075       0.3       1,631     0.4
Consumer                               2,478      0.8       1,512       0.5       3,990     1.2
Construction                                                  564      17.8         564    17.8
                                     -------     ----     -------      ----     -------     ---
                                     $ 4,789      0.3%    $11,998       0.6%    $16,787     0.9%
                                     =======     ====     =======      ====     =======     ===

                                                         DECEMBER 31, 1997
                                                     NUMBER OF DAYS DELINQUENT
                                     ----------------------------------------------------------
                                          60-89               90 OR MORE             TOTAL
                                     ----------------     -----------------     ---------------
                                     AMOUNT         %      AMOUNT        %      AMOUNT       %
                                     -------      ---     -------       ---     -------     ---
                                                          (DOLLARS IN THOUSANDS)
Single family residential loans      $ 1,161      0.1%    $11,832       1.1%    $12,993     1.2%
Multifamily residential loans            350      0.1         588       0.1         938     0.2
Consumer                               2,093      0.7       1,067       0.4       3,160     1.1
Construction                                                  221       2.8         221     2.8
                                     -------      ---     -------       ---     -------     ---
                                     $ 3,604      0.2%    $13,708       0.7%    $17,312     0.9%
                                     =======      ===     =======       ===     =======     ===

NONPERFORMING ASSETS

Total nonperforming assets ("NPA") decreased $5.1 million or 18.9% to $21.8 million at March 31, 1998 compared to $26.9 million at December 31, 1997. At March 31, 1998, NPAs as a percentage of total assets decreased to 0.6% compared to 0.7% at December 31, 1997.

NPAs consist of nonperforming loans ("NPL") and real estate acquired through foreclosure ("REO"). REOs are carried at lower of cost or fair value less estimated disposition costs. NPLs are defined as all loans (other than consumer loans which are charged off at 120 days) on nonaccrual, which include all mortgage and commercial loans 90 days or more past due or impaired loans. When a loan is designated as nonaccrual, all previously accrued but unpaid interest is reversed. Interest on nonperforming loans excluded from interest income decreased to $0.6 million at March 31, 1998 from $1.2 million at March 31, 1997.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment based on, among other factors, the fair value of the loan's collateral. At March 31, 1998, impaired loans decreased to $4.7 million from $4.8 million at December 31, 1997.

NONPERFORMING LOANS
Nonperforming loans consisted of the following:

                                               MARCH 31,       DECEMBER 31,
                                                 1998             1997
                                               -------          -------
                                                 (DOLLARS IN THOUSANDS)
Unimpaired loans placed on nonaccrual          $10,074          $14,979
Impaired loans                                   4,659            4,806
                                               -------          -------
                                               $14,733          $19,785
                                               =======          =======

Nonperforming loans by loan type consisted of the following:

                                        MARCH 31,       DECEMBER 31,
                                          1998             1997
                                         -------          -------
                                          (DOLLARS IN THOUSANDS)
Single family residential loans          $ 8,867          $13,309
Multifamily 5-36 units                     1,295            2,251
Multifamily 37+ units                      3,840            3,866
Other                                        731              359
                                         -------          -------
                                         $14,733          $19,785
                                         =======          =======

The migration of nonperforming loans and real estate owned from December 31, 1997 to March 31, 1998 is shown below:

                                                       SINGLE
                                                       FAMILY           MULTIFAMILY         MULTIFAMILY
                                     TOTAL            1-4 UNITS         5 - 36 UNITS         37+ UNITS        CONSTRUCTION
                                    --------          ---------         ------------         ---------        ------------
                                                                  (DOLLARS IN THOUSANDS)
Balance, December 31, 1997          $ 19,785           $ 13,309           $  2,251           $  3,866           $    359
New nonperforming loans                4,343              3,020                779                                   544
REO                                   (2,977)            (2,803)              (174)
Cures and payoffs                     (6,203)            (4,591)            (1,561)               (26)               (25)
Chargeoffs                              (215)               (68)                                                    (147)
                                    --------           --------           --------           --------           --------
Balance, March 31, 1998             $ 14,733           $  8,867           $  1,295           $  3,840           $    731
                                    ========           ========           ========           ========           ========

 REAL ESTATE OWNED

                                                      SINGLE
                                                      FAMILY          MULTIFAMILY       MULTIFAMILY
                                     TOTAL           1-4 UNITS        5 - 36 UNITS       37+ UNITS       CONSTRUCTION
                                    -------          ---------        ------------       ---------       ------------
                                                                  (DOLLARS IN THOUSANDS)
Balance, December 31, 1997          $ 7,120           $ 5,148           $ 1,693                             $   279
New REO                               3,426             3,253               173
Sales                                (3,027)           (2,882)             (145)
Writedowns                             (433)             (146)             (112)                               (175)
                                    -------           -------           -------           -------           -------
Balance, March 31, 1998             $ 7,086           $ 5,373           $ 1,609           $    --           $   104
                                    =======           =======           =======           =======           =======

Assets secured by single family residential properties comprised the largest portion of nonperforming assets although no single loan or series of such loans predominate. As of March 31, 1998, $8.9 million or 60% of NPLs and $5.4 million or 76% of REOs were secured by single family residential properties. The Company had allowance for real estate losses of $784 thousand at March 31, 1998 and December 31, 1997.

ALLOWANCE FOR LOAN AND REAL ESTATE LOSSES

Consistent with loan volume, loan sales, losses, nonaccrual loans and other relevant factors, the Company increased its allowance for loan losses to $36.2 million at March 31, 1998 compared to $33.8 million at December 31, 1997 as a result of higher losses on automobile loans. While the Company's portfolio consists primarily of single family loans, no single loan, borrower or series of loans comprise a significant portion of the total portfolio. The provision and allowance for loan losses are indicative of loan volumes, loss trends and management's analysis of market conditions. The allowance for loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the loan portfolio.

The following table presents summarized data relative to the allowance for loan losses:

                                                                               MARCH 31,            DECEMBER 31,
                                                                                 1998                   1997
                                                                             ------------           ------------
                                                                                   (DOLLARS IN THOUSANDS)
Total loans (1)                                                              $  1,918,133           $  1,869,544
Allowance for loan losses                                                          36,245                 33,834
Allowance for real estate losses                                                      784                    784
Loans past due 60 days or more                                                     16,787                 17,312
Nonperforming loans                                                                14,733                 19,785
Nonperforming assets (2)                                                           21,819                 26,905
Allowance for loan losses as a percent of:
    Total loans (1)                                                                   1.9%                   1.8%
    Loans past due 60 days or more                                                  215.9                  195.4
    Nonperforming loans                                                             245.3                  171.0
Total allowance for loan losses and real estate losses as a percent
   of nonperforming assets                                                          169.7                  128.7
Nonperforming loans as a percent of total loans                                       0.8                    1.1
Nonperforming assets as a percent of total assets                                     0.6                    0.7

--------------
(1)     Loans, net of unearned discounts and undisbursed loan proceeds.
(2)     Nonperforming loans and real estate owned.

The following table sets forth the activity in the allowance for loan losses:

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                              ----------------------------
                                                                1998                1997
                                                              --------            --------
                                                                 (DOLLARS IN THOUSANDS)
Balance at beginning of period                                $ 33,834            $ 40,211
Chargeoffs:
    Mortgage loans                                              (1,251)               (939)
    Consumer loans                                              (3,381)             (3,786)
                                                              --------            --------
                                                                (4,632)             (4,725)
Recoveries:
    Mortgage loans                                                  15                   8
    Consumer loans                                                 640               1,094
                                                              --------            --------
                                                                   655               1,102
                                                              --------            --------
Net chargeoffs                                                  (3,977)             (3,623)
Reclassification                                                                      (686)
Provision for loan losses                                        6,388               4,371
                                                              --------            --------
Balance at end of period                                      $ 36,245            $ 40,273
                                                              ========            ========
Ratio of net chargeoffs during period to average
    loans outstanding during the period (annualized)              0.82%               0.77%
                                                              ========            ========

The allowance for real estate losses of $784 thousand remained unchanged at March 31, 1998 and December 31, 1997.

                              RESULTS OF OPERATIONS

SUMMARY
-------

The Company reported a net loss of $12.2 million or $0.46 per diluted share for the three months ended March 31, 1998, compared to net income of $7.9 million or $0.30 per diluted share for the comparable period of 1997. Return on average assets was (1.31%) for the three months ended March 31, 1998, compared to 0.94% for the same period of 1997. Return on average equity was (14.26%) for the three months ended March 31, 1998, compared to 9.96% for the comparable period of 1997. Net loss was primarily affected by the following factors:

 .       Net interest income decreased due to a decline in the yield on mortgage-backed securities and consumer loans.

 .       Noninterest income decreased primarily due to lower retained interest income and higher amortization of Retained Interests in Securitized Assets as a result of higher automobile losses.

 .       Provisions for loan losses were increased as a result of higher losses on automobile loans.

 .       Noninterest expense increased primarily as a result of restructuring related costs in the automobile lending operations.

NET INTEREST INCOME
-------------------

Net interest income for the three months ended March 31, 1998 was $24.9 million. For the same period of 1997, net interest income totalled $26.0 million.

The total interest rate spread decreased 33 basis points for the three months ended March 31, 1998, compared to the same period of 1997 due to a decrease of 29 basis points in the yield on interest earning assets while the cost of funds increased by 4 basis points.

The decrease in income on interest earning assets for the three months ended March 31, 1998, compared to the same period of 1997 was affected by a 50 basis point decrease in the yield on the consumer loan portfolio as the Company increased its mix of prime automobile loans and a 38 basis point decrease in the yield on mortgage-backed securities.

Interest rates for interest earning assets and liabilities for the three months ended March 31, 1998 and 1997 are summarized as follows:

                                                                         THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                     ---------------------------
                                                                      1998                  1997
                                                                     ------                ------
                                                                     YIELD/                YIELD/
                                                                     RATE                  RATE
                                                                     -----                 -----
Interest earning assets:
    Investment securities (1)                                         5.48%                 5.48%
    Mortgage-backed securities(1)                                     6.94                  7.32
    Other investments                                                 5.58                  5.65

Loans:
    Consumer                                                         15.61                 16.11
    Mortgage (2)                                                      7.51                  7.66
    Commercial                                                        8.72                  8.58
                                                                     -----                 -----
Total interest earning assets                                         8.18                  8.47

Interest bearing liabilities:
    Deposits                                                          5.35                  5.58
    Subordinated debentures                                           8.95                  8.81
    Securities sold under agreements to repurchase                    5.99                  5.46
    FHLB advances and other borrowings                                7.12                  6.45
                                                                     -----                 -----
Total interest bearing liabilities                                    5.85                  5.81
                                                                     -----                 -----

Interest rate spread                                                  2.33%                 2.66%
                                                                     =====                 =====

Net yield on average interest earning assets                          3.07%                 3.47%
                                                                     =====                 =====

------------
(1)     1997 includes both securities available for sale and held to maturity.
(2) For the purposes of these computations, nonaccruing loans are included in the average loan amounts.

ASSET/LIABILITY MANAGEMENT
--------------------------

Asset/liability management is the process of measuring and controlling interest rate risk through matching the maturity and repricing characteristics of interest earnings assets with those of interest bearing liabilities.

The Company's approach to asset/liability management includes originating adjustable rate loans, securitizing loans with liabilities that have similar repricing and maturity characteristics, matching fixed rate loans held in the portfolio with advances from the FHLB, selling fixed rate loans and using other financial instrument agreements.

The Company also originates fixed-rate automobile loans. To minimize interest rate risk associated with its automobile loan portfolio, the Company has sold substantially all of its automobile loan production in securitization transactions in which it has retained the servicing rights. The interest rate passed through to the purchasers of those automobile loans is fixed, which provides off-balance sheet matched funding for the majority of the Company's automobile loans. At March 31, 1998, the Company serviced $3.5 billion in automobile loans for others.

Approximately 35% of the Company's other borrowed funds at March 31, 1998 had fixed rates and maturities greater than one year. Of that amount, 97% were subordinated debentures redeemable in three and seven years and maturing in six and ten years.

The Company uses interest rate swaps, options, caps, floors and forward agreements as part of its hedging strategy to reduce the sensitivity of its assets to adverse changes in interest rates. These instruments are carried at, and included as part of, the basis of the underlying assets. The Company's interest rate swaps consist of agreements to pay fixed-rate interest and receive floating-rate interest at specified intervals based on an agreed notional amount, a specified index and settlement on a net basis. The Company minimizes the effect of changes in interest rate on loans held for sale by entering into forward agreements that protect the hedged assets from changes in interest rates. Master netting agreements are arranged or collateral is obtained through physical delivery of, or rights to, securities to minimize the Company's exposure to credit losses in the event of nonperformance by counterparties to financial instruments.

The Company has entered into or committed to interest rate caps and swaps as hedges against market value changes in designated portions of its MBS. At March 31, 1998, caps with notional amounts totalling $540 million and a swap of $50 million were outstanding. The cap agreements have strike rates that range from 6.0% to 8.0% and expire between September, 1999 and March, 2008. The swap has a pay rate of 5.9% and expires in December, 2002. The Company uses only counterparties with high credit ratings and further reduces its risk by avoiding any material concentration with a single counterparty. Credit exposure is limited to those agreements with a positive fair value and only to the extent of that fair value.

The Company's hedging strategy for its loan production includes the use of forward agreements. The Company enters into these agreements in numbers and amounts which generally correspond to the principal amount of the sale and/or securitization transactions. The market value of these forward agreements responds inversely to the market value changes of the underlying loans. Because of this inverse relationship, the Company can effectively lock in its gain and/or gross interest rate spread at the time of the hedge transaction. Gains and losses relative to these agreements are deferred and recognized in full at the time of loan sale and/or securitization as an adjustment to the gain or loss on the sale of loans. The Company uses only highly rated counterparties and further reduces its risk by avoiding any material concentration with a single counterparty. Credit exposure is limited to those agreements with a positive fair value and only to the extent of that fair value. At March 31, 1998, the Company held forward agreements with a notional amount outstanding of $140 million.

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

The following table illustrates the projected interest rate maturities, based upon certain assumptions, regarding the major asset and liability categories of the Company at March 31, 1998. The interest rate sensitivity of the Company's assets and liabilities illustrated in the following table could vary substantially if different assumptions were used or actual experience differs from the assumptions set forth.

                       INTEREST RATE SENSITIVITY ANALYSIS
                                AT MARCH 31, 1998

                                                                                           3 YEARS
                                             WITHIN        3 MONTHS       1 YEAR TO           TO           AFTER 5
                                            3 MONTHS       TO 1 YEAR       3 YEARS         5 YEARS          YEARS          TOTAL
                                           -----------    -----------    -----------     -----------     -----------    -----------
                                                                            (DOLLARS IN THOUSANDS)
Interest earning assets:
Investment securities                      $     5,007    $    76,623    $    30,677     $    10,013     $     1,507    $   123,827
Other investments                               28,667            510                                                        29,177
Mortgage-backed securities                      53,696        153,642        299,240         198,031         310,478      1,015,087
Consumer loans (1)                              36,310         85,270        140,929          63,492           6,310        332,311
Mortgage loans:
  Adjustable rate (2)                          752,032        209,818                                                       961,850
  Fixed rate (2)                                21,072         81,294        141,162         104,107         225,820        573,455
Construction (2)                                 5,416                                                                        5,416
Commercial                                      42,683          1,984            134             300                         45,101
                                           -----------    -----------    -----------     -----------     -----------    -----------
Total interest earning assets                  944,883        609,141        612,142         375,943         544,115      3,086,224

Interest bearing liabilities:
Deposits:
  Savings accounts (3)                           3,887          7,503          7,593                                         18,983
  Money market deposit
    accounts (3)                                 2,151         15,354        156,296                                        173,801
  Certificate of deposit accounts (4)          595,439      1,049,494        152,368          39,560              59      1,836,920
Securities sold under agreements
  to repurchase                                330,093                                                                      330,093
FHLB advances (4)                                    8         76,540            114           6,630           1,649         84,941
Subordinated debentures                                                                                      239,445        239,445
Other borrowings (4)                            51,834                         4,965                                         56,799
                                           -----------    -----------    -----------     -----------     -----------    -----------

Total interest bearing liabilities             983,412      1,148,891        321,336          46,190         241,153      2,740,982
                                           -----------    -----------    -----------     -----------     -----------    -----------
Excess interest earning assets
  (liabilities)                                (38,529)      (539,750)       290,806         329,753         302,962        345,242
Effect  of hedging activities                  590,000                      (100,000)       (215,000)       (275,000)
                                           -----------    -----------    -----------     -----------     -----------    -----------
Hedged excess (deficit)                    $   551,471    $  (539,750)   $   190,806     $   114,753     $    27,962    $   345,242
                                           ===========    ===========    ===========     ===========     ===========    ===========

Cumulative excess                          $   551,471    $    11,721    $   202,527     $   317,280     $   345,242    $   345,242
                                           ===========    ===========    ===========     ===========     ===========    ===========

Cumulative excess as a
  percentage of total interest
  earning assets                                 17.87%          0.38%          6.56%          10.28%          11.19%         11.19%

----------
(1) Based on contractual maturities adjusted by the Company's historical prepayment rate.
(2)     Based on interest rate repricing adjusted for projected prepayments.
(3)     Based on assumptions established by the Office of Thrift Supervision
        ("OTS").
(4)     Based on contractual maturity.

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses for the three months ended March 31, 1998 was $6.4 compared to $4.4 million during the comparable period of 1997. The increase for the first quarter of 1998 compared to 1997 is the result of an increase in automobile loan loss experience due to disruptions in the automobile collections area during the restructuring. The allowance for loan losses as percent of total on balance sheet automobile loans increased to 3.4% from 3.1% a year earlier.

NONINTEREST INCOME
------------------

Total noninterest income for the three months ended March 31, 1998 was $28.2 million compared to $51.8 million during the comparable period of 1997. Noninterest income is generated from automobile lending activities, mortgage banking activities, and other ancillary sources.

AUTOMOBILE LENDING
The Company originates and subsequently sells automobile loans in the secondary market with servicing rights retained. Income from automobile lending includes gain from the sale of loans, as well as loan servicing income and other related income such as document fees and late charges. Servicing income represents excess spread earned on securitized automobile loans less any losses not absorbed by the off-balance sheet allowance for losses. For the three months ended March 31, 1998, automobile lending generated income of $25.3 million compared to $45.6 million for the same period of 1997.

During the three months ended March 31, 1998, net gain from sale of automobile loans totalled $8.3 million compared to $7.3 million for the same period of 1997. The increase in the gain on sale reported for the three months ended March 31, 1998 is primarily the result of wider interest rate spreads and an increase in the amount of automobile loans sold. Automobile loans sold totalled $525 million for the three months ended March 31, 1998 compared to $500 million during the same period of 1997. The gross interest rate spread is affected by general market conditions and overall market interest rates. The risks inherent in interest rate fluctuations are substantially reduced through hedging activities.

Net loan servicing income totalled $7.8 million for the three months ended March 31, 1998, compared to $29.4 million for the comparable period of 1997 due to lower retained interest income and higher amortization of retained interests in securitized assets as a result of higher loan losses. Despite the increased losses, no single RISA has been impaired. The Company serviced $3.5 billion of consumer loans for others at March 31, 1998 compared to $3.0 billion at March 31, 1997.

Automobile lending income for the three months ended March 31, 1998 and 1997 is summarized as follows:

                                         THREE MONTHS
                                        ENDED MARCH 31,
                                      --------------------
                                       1998         1997
                                      -------      -------
                                     (DOLLARS IN THOUSANDS)
Gain on sale of automobile loans      $ 8,270      $ 7,344
Loan servicing income                   7,839       29,449
Other fee income                        9,183        8,841
                                      -------      -------
                                      $25,292      $45,634
                                      =======      =======

MORTGAGE BANKING
The Company originates mortgage loans for sale in the secondary market. Mortgage banking operations include gains and losses on the sale of loans, loan servicing income net of amortization of capitalized servicing rights and other income (primarily late charges). During the three months ended March 31, 1998, mortgage banking generated a loss of $0.6 million compared to income of $5.0 million for the comparable period of 1997. The Company's mortgage banking results were directly impacted by the volatile interest rate environment that has caused rapid prepayments and accelerated the amortization of the Company's capitalized servicing assets. Gains on sale of mortgage loans for the three months ended March 31, 1998 totalled $2.0 million compared to $3.1 million during the comparable periods of 1997. Net loan servicing loss was $3.2 million for the three months ended March 31, 1998 compared to net loan servicing income of $1.4 million for the comparable period of 1997.

Mortgage banking income for the three months ended March 31, 1998 and 1997 is summarized as follows:

                                        THREE MONTHS
                                       ENDED MARCH 31,
                                    ---------------------
                                     1998          1997
                                    -------       -------
                                    (DOLLARS IN THOUSANDS)
Gain on sale of mortgage loans      $ 1,960       $ 3,108
Loan servicing income (loss)         (3,229)        1,404
Other fee income                        682           522
                                    -------       -------
                                    $  (587)      $ 5,034
                                    =======       =======

MISCELLANEOUS
Other sources of income include insurance income and real estate operations. Insurance income is generated primarily from commissions earned on the sale of loan-related insurance products as well as insurance-related investment products. Insurance income for the three months ended March 31, 1998 totalled $1.5 million compared to $1.3 million for the same period in 1997.

Real estate operations include the ongoing costs of operation and disposition associated with the Company's REOs. Real estate operations had losses of $0.8 million for the three months ended March 31, 1998 compared to $0.3 million for the same periods in 1997.

NONINTEREST EXPENSE
-------------------

Noninterest expense consists of salaries and employee benefits, occupancy, data processing expense, insurance, restructuring charge and other miscellaneous expenses. Noninterest expense increased to $71.5 million for the three months ended March 31, 1998 compared to $57.2 million for the same period in 1997 due to a $10.5 million restructuring charge related to the automobile lending business and an increase of $1.2 million in salaries and employee benefits discussed in the restructuring paragraph below. The ratio of noninterest expenses to average serviced assets was 2.4% for the three months ended March 31, 1998 compared to 2.5% for the comparable period in 1997.

RESTRUCTURING
-------------

During the first quarter of 1998, the Company's automobile lending business incurred $17.4 million of pre-tax restructuring costs as part of the consolidation of the Company's western region Dealer Center and Branch Divisions into a single automobile lending operation and the elimination of 150 redundant positions. Restructuring related costs included $1.2 million of salaries and employee benefits for retention arrangements for selected employees, $3.0 million in increased provisions as a result of disruptions in the collections area during the consolidation and $2.7 million in reduced automobile loan servicing income. Restructuring related costs include a pre-tax restructuring charge of $10.5 million of which $0.6 million was for employee severance and $9.9 million was for lease termination fees and writeoff or disposition of assets in closed offices. The restructuring program is designed to reduce operating costs by approximately $1.0 million each month thereafter.

INCOME TAXES
------------

The effective tax rate for the three months ended March 31, 1998 and 1997 was 42.0%.

                         CAPITAL RESOURCES AND LIQUIDITY

The Company has multiple sources of funds generated through its operations. Primary sources of funds include deposits, loan principal and interest payments received, sales of mortgage loans and consumer loans, sales of or payments on mortgage-backed securities and the maturity or sale of investment securities. Other sources include commercial paper, Federal Home Loan Bank advances and repurchase agreements. Prepayments on loans and mortgage-backed securities and deposit inflows and outflows are affected significantly by interest rates, real estate sales activity and general economic conditions.

Although the Company does not have publicly rated debt, the Company's wholly-owned subsidiary, Western Financial Bank ("the Bank") receives senior and subordinated debt ratings. In April 1998, Standard & Poor's and Fitch IBCA lowered the outstanding ratings of the Bank's senior and subordinated debt. Although these downgrades did not have a material impact on current funding sources, results of operations or liquidity, future downgrades could materially affect the Company's future financing costs.

The Company uses its funds to meet its business needs which include funding new and maturing certificates of deposit, savings, money market and demand deposit withdrawals, repaying borrowings, funding loan and investment commitments, meeting operating expenses and maintaining minimum regulatory liquidity and capital levels. Office of Thrift Supervision ("OTS") regulations require the Company, as a savings association, to maintain a specified level of liquid assets such as cash and short-term U.S. government and other qualifying securities. Such liquid assets must not be less than 4.0% for March 1998 and December 1997 of the Company's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At March 31, 1998 and December 31, 1997, such ratios were 8.0% and 9.1%, respectively.

For the quarter ended March 31, 1998, net cash used in operating activities was $156 million compared to net cash provided by operating activities of $125 million for the quarter ended March 31, 1997. The major component of cash flows related to operating activities was cash inflows or outflows due to net change in loans held for sale. There was a net outflow of $149 million for the quarter ended March 31, 1998 compared to a net inflow of $140 million for the quarter ended March 31, 1997.

Net cash used in investing activities for the quarter ended March 31, 1998 was $10.2 million compared to $245 million for the quarter ended March 31, 1997. The major components that affected the net cash used in investing activities was due to purchases of MBS available for sale of $226 million for the quarter ended March 31, 1998 compared to $1.7 million for the quarter ended March 31, 1997, proceeds from sale of MBS available for sale of $121 million for the quarter ended March 31, 1998 and a decrease in loans receivable of $102 million for the quarter ended March 31, 1998 compared to an increase in loans receivable of $239 million for the quarter ended March 31, 1997.

The Company's net cash provided by financing activities during the quarter ended March 31, 1998, was $91.7 million compared to $75.4 million for the quarter ended March 31, 1997. Increase in deposits provided the primary source of cash for the Company.

The Bank, a federally chartered savings bank, is subject to certain minimum capital requirements imposed by the Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FDICIA separates all financial institutions into one of five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." In order to be considered "well capitalized," an institution must have a total risk-based capital ratio of 10% or greater, a Tier 1 (i.e., core) risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater and not be subject to any OTS order. The Bank currently meets all of the requirements of a "well capitalized" institution. Its regulatory capital position at March 31, 1998 for this purpose, was as follows:

                                                                                    TIER 1
                                                 TANGIBLE           CORE          RISK-BASED      RISK-BASED
                                                 CAPITAL          CAPITAL          CAPITAL          CAPITAL
                                                 --------         --------         --------         --------
MARCH 31, 1998                                                      (DOLLARS IN THOUSANDS)
--------------
Actual Capital:
  Amount                                         $337,105         $337,105         $332,829         $614,011
  Capital ratio                                      8.81%            8.81%            6.33%           11.68%
FIRREA minimum required capital:
  Amount                                         $ 57,419         $114,839              N/A         $421,483
  Capital ratio                                      1.50%            3.00%             N/A             8.00%
  Excess                                         $279,686         $222,266              N/A         $192,528
FDICIA well capitalized required capital:
  Amount                                              N/A         $192,445         $316,113         $526,854
  Capital ratio                                       N/A             5.00%            6.00%           10.00%
  Excess                                              N/A         $144,660         $ 16,716         $ 87,157

DECEMBER 31, 1997
-----------------
Actual Capital:
  Amount                                         $355,650         $355,650         $352,123         $639,937
  Capital ratio                                      9.48%            9.48%            6.74%           12.24%
FIRREA minimum required capital:
  Amount                                         $ 56,249         $112,498              N/A         $418,115
  Capital ratio                                      1.50%            3.00%             N/A             8.00%
  Excess                                         $299,401         $243,152              N/A         $221,822
FDICIA well capitalized required capital:
  Amount                                              N/A         $188,574         $313,587         $522,644
  Capital ratio                                       N/A             5.00%            6.00%           10.00%
  Excess                                              N/A         $167,076         $ 38,536         $117,293

The following table reconciles the Bank's capital in accordance with generally accepted accounting principles ("GAAP") to the Bank's tangible, core and risk-based capital as of March 31, 1998 and December 31, 1997.

                                                       MARCH 31,      DECEMBER 31,
                                                         1998             1997
                                                       ---------       ---------
                                                         (DOLLARS IN THOUSANDS)
Bank shareholder's equity-GAAP basis                   $ 328,160       $ 345,426
Adjustments for tangible and core capital:
  Unrealized gains under SFAS 115                         (4,522)         (5,858)
  Non-permissible activities (1)                          (9,744)        (10,222)
  Disallowed capitalized servicing rights                 (4,133)         (3,234)
  Minority interest in equity of subsidiaries             27,344          29,538
                                                       ---------       ---------
Total tangible and core capital                          337,105         355,650
Adjustments for risk-based capital:
  Subordinated debentures (2)                            247,315         256,311
  General loan valuation allowance (3)                    33,867          31,503
  Equity investments and other assets required to
     be deducted (4)                                      (4,276)         (3,527)
                                                       ---------       ---------
  Risk-based capital                                   $ 614,011       $ 639,937
                                                       =========       =========

----------
(1)     Does not include minority interest in joint venture subsidiaries.
(2) Maximum includable is 40% of risk-based capital and excludes issue costs.
(3)     Limited to 1.25% of risk-weighted assets.
(4) Amount is deducted from core capital to arrive at Tier 1 risk-based capital.

YEAR 2000
---------

The Company continues to assess its exposure related to the impact of the Year 2000 data issue which is attributable to the fact that many computer programs use only two digits to identify a year in a date field. Based on the information obtained to date, management does not expect that the cost of conversion will have a material adverse impact on the Company's financial position, results of operations or cash flows. There has been no material change in the expected level of preparedness by the Company since December 31, 1997.

                           FORWARD-LOOKING STATEMENTS

The preceding Management Discussion and Analysis of Financial Condition and Results of Operations section contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a new "safe harbor" for certain forward-looking statements. This Form 10-Q contains forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The forward-looking terminology such as "believe", "expect", "design", "anticipate", "intend", "may", "will", "should", "estimate", "continue" and/or the negative thereof or other comparable expressions thereof or other comparable expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for consumer, mortgage and commercial loans, which is affected by such external factors as the level of interest rates, the strength of the various segments of the economy, debt burden held by the consumer and demographics of the Company's lending markets; (2) the direction of interest rates; (3) fluctuations between interest rates and the cost of funds; (4) federal and state regulation on the Company's operations; (5) competition within the financial services industry; (6) the availability and cost of securitization transactions (7) continued dealer and broker relationships and (8) the impact of the automobile lending operations restructure.

                           PART II. OTHER INFORMATION
                           --------------------------

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

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS

         Exhibit 27 Financial Data Schedule

     (B) REPORTS ON FORM 8-K

         A report on Form 8-K was filed on March 25, 1998 by the Company to announce that Ernest Rady, the Chairman of the Board, President and Chief Executive Officer of the Company and Chairman of the Board of the Bank will assume the added duties and titles of President and Chief Executive Officer of the Bank.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WESTCORP
--------------------------------------------------------------------------------
                                  (Registrant)





 Date: May 12, 1998                                By:/s/ JOY SCHAEFER
       ----------------------------------             ------------------------------------------------
                                                      Joy Schaefer
                                                      Senior Executive Vice President and
                                                      Chief Operating Officer

 Date: May 12, 1998                                By:/s/ LEE A. WHATCOTT
       ----------------------------------             ------------------------------------------------
                                                      Lee A. Whatcott
                                                      Senior Vice President and
                                                      Chief Financial Officer
                                                      (Principal Financial and Accounting Officer)