Form 10-Q
period 1998-06-30
WESTCORP /CA/
filed 1998-08-14
CIK 813461

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         COMMISSION FILE NUMBER 33-13646
                         -------------------------------


                                    WESTCORP
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        CALIFORNIA                                              51-0308535
  -----------------------------                              ----------------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                    23 PASTEUR, IRVINE, CALIFORNIA 92618-3816
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (949) 727-1000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 31, 1998, the registrant had 26,397,498 outstanding shares of common stock, $1.00 par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 33.

                            WESTCORP AND SUBSIDIARIES

                                    FORM 10-Q

                                  JUNE 30, 1998

                                TABLE OF CONTENTS

                                 --------------


                                                                                               Page No.
                                                                                               --------

PART I.  FINANCIAL INFORMATION

   Item 1.        Financial Statements

                  Consolidated Statements of Financial Condition at
                  June 30, 1998  and December 31, 1997                                           3

                  Consolidated Statements of  Income (loss)  and Comprehensive Income
                  (loss) for  the Three and Six Months Ended June 30, 1998 and 1997              4

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 1998 and 1997                                        5

                  Notes to Unaudited Consolidated Financial Statements                           6

   Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                           13

PART II. OTHER INFORMATION

   Item 1.        Legal Proceedings                                                             31

   Item 2.        Changes in Securities                                                         31

   Item 3.        Defaults Upon Senior Securities                                               31

   Item 4.        Submission of Matters to a Vote of Security Holders                           31

   Item 5.        Other Information                                                             31

   Item 6.        Exhibits and Reports on Form 8-K                                              32

SIGNATURES                                                                                      33

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            WESTCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                                  JUNE 30,       DECEMBER 31,
                                                                                    1998             1997
                                                                                 ----------       ----------
                                                                                    (DOLLARS IN THOUSANDS)
 ASSETS
  Cash                                                                           $   74,101       $   73,667
  Interest-bearing deposits with other financial institutions                         1,947           15,626
  Other short-term investments                                                      143,140           84,136
  Investment securities available for sale                                          119,114          123,409
  Mortgage-backed securities available for sale                                   1,068,548          941,448
  Loans receivable, net of allowance for loan losses (1998: $35,747;
     1997: $33,834)                                                                 955,778        1,126,322
  Loans held for sale                                                               617,460          712,554
  Amounts due from trusts                                                           326,751          295,123
  Retained interest in securitized assets                                           179,069          181,177
  Capitalized servicing rights                                                       44,033           37,417
  Premises and equipment, net                                                        85,919           89,791
  Real estate owned, net                                                              4,761            6,336
  Federal Home Loan Bank stock                                                       30,335           25,762
  Other assets                                                                       12,815           16,097
                                                                                 ----------       ----------
                                                                                 $3,663,771       $3,728,865
                                                                                 ==========       ==========
LIABILITIES
  Deposits                                                                       $1,994,662       $2,000,896
  Securities sold under agreements to repurchase                                    286,802          287,071
  Short-term borrowings                                                              20,397          191,880
  Federal Home Loan Bank advances                                                    84,911           84,971
  Amounts held on behalf of trustee                                                 508,622          488,654
  Other liabilities                                                                 168,997           57,909
                                                                                 ----------       ----------
                                                                                  3,064,391        3,111,381

SUBORDINATED DEBENTURES                                                             239,696          239,195

MINORITY INTERESTS IN EQUITY OF SUBSIDIARIES                                         27,384           29,538

SHAREHOLDERS' EQUITY
  Common stock, par value $1.00 per share; authorized 45,000,000 shares; .           26,374           26,279
     issued and outstanding 26,373,861 shares as of June 30, 1998 and
     26,278,593 shares as of December 31, 1997
  Additional paid-in capital                                                        185,761          185,187
  Retained earnings                                                                 115,897          131,427
  Unrealized gains on securities available for sale and retained interests
     in securitized assets, net of income taxes                                       4,268            5,858
                                                                                 ----------       ----------
                                                                                    332,300          348,751
                                                                                 ----------       ----------
                                                                                 $3,663,771       $3,728,865
                                                                                 ==========       ==========

------------------------
See accompanying notes to unaudited consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
                           COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                                                               THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                    JUNE 30,                            JUNE 30,
                                                          -----------------------------     -----------------------------
                                                              1998              1997           1998            1997
                                                          ------------     ------------     ------------     ------------
                                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Interest income:
  Loans, including fees                                   $     44,160     $     47,142     $     89,137     $     91,026
  Mortgage-backed securities                                    16,436           17,897           32,531           33,083
  Investment securities                                          1,736            1,878            3,446            3,855
  Other                                                          2,169            1,641            4,433            3,124
                                                          ------------     ------------     ------------     ------------
TOTAL INTEREST INCOME                                           64,501           68,558          129,547          131,088

Interest expense:
  Deposits                                                      27,079           26,480           54,211           52,415
  Federal Home Loan Bank advances and other borrowings           7,644            8,699           16,341           15,742
  Securities sold under agreements to repurchase                 4,292            4,854            8,618            8,357
                                                          ------------     ------------     ------------     ------------
TOTAL INTEREST EXPENSE                                          39,015           40,033           79,170           76,514
                                                          ------------     ------------     ------------     ------------

NET INTEREST INCOME                                             25,486           28,525           50,377           54,574

Provision for loan losses                                        2,402            2,602            8,790            6,973
                                                          ------------     ------------     ------------     ------------
NET INTEREST INCOME AFTER
  PROVISION  FOR LOAN LOSSES                                    23,084           25,923           41,587           47,601

Noninterest income:
  Automobile lending                                            28,921           48,713           54,213           94,347
  Mortgage banking                                               4,697            7,125            4,110           12,159
  Investment and mortgage-backed securities gains                                   464            2,544              464
  Insurance income                                               1,275            1,315            2,770            2,580
  Real estate operations                                           533             (367)            (312)            (626)
  Rental operations                                               (727)             245             (566)             587
  Miscellaneous                                                  1,977              731            2,475            1,075
                                                          ------------     ------------     ------------     ------------
TOTAL NONINTEREST INCOME                                        36,676           58,226           65,234          110,586
                                                          ------------     ------------     ------------     ------------

Noninterest expense:
  Salaries and employee benefits                                33,227           36,855           71,336           70,317
  Occupancy                                                      3,545            4,450            7,403            8,869
  Insurance                                                        449              589              896              749
  Restructuring charge                                                                            10,500
  Miscellaneous                                                 21,310           22,050           40,214           41,826
                                                          ------------     ------------     ------------     ------------
TOTAL NONINTEREST EXPENSE                                       58,531           63,944          130,349          121,761
                                                          ------------     ------------     ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES                                1,229           20,205          (23,528)          36,426
Income taxes                                                       550            8,573           (9,842)          15,387
                                                          ------------     ------------     ------------     ------------

INCOME (LOSS) BEFORE MINORITY INTEREST                             679           11,632          (13,686)          21,039
Minority interest in earnings (losses) of subsidiaries              61            1,747           (2,101)           3,258
                                                          ------------     ------------     ------------     ------------

NET INCOME (LOSS)                                                  618            9,885          (11,585)          17,781
                                                          ------------     ------------     ------------     ------------

OTHER COMPREHENSIVE INCOME (LOSS)
   NET OF INCOME TAXES:
Change in unrealized gains/losses on securities
   available for sale and retained interests in
   securitized assets                                             (254)           2,933           (1,590)           1,769
Less: Reclassification adjustment for losses
    included in net income                                                          366                               366
                                                          ------------     ------------     ------------     ------------

COMPREHENSIVE INCOME (LOSS)                               $        364     $     13,184     $    (13,175)    $     19,916
                                                          ============     ============     ============     ============

NET INCOME (LOSS) PER COMMON SHARE:
  BASIC                                                   $       0.02     $       0.38     $      (0.44)    $       0.68
  DILUTED                                                         0.02             0.38            (0.44)            0.68

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
  BASIC                                                     26,340,041       26,137,081       26,314,379       26,075,206
  DILUTED                                                   26,415,423       26,283,343       26,314,379       26,273,447



---------------------------
See accompanying notes to unaudited consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                             SIX MONTHS ENDED
                                                                                                                JUNE 30,
                                                                                                         --------------------------
                                                                                                           1998              1997
                                                                                                         ---------        ---------
                                                                                                            (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES:
Net income (loss)                                                                                        $ (11,585)       $  17,781
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Provision for loan losses                                                                               8,790            6,973
     Depreciation and amortization                                                                           7,968            6,962
     Gain on sale of investment securities and mortgage-backed securities                                   (2,544)            (464)
     Gain on sale of loans                                                                                 (25,442)         (21,792)
     Gain on disposition of real estate owned                                                               (1,263)          (1,220)
Net change in loans held for sale                                                                          120,536         (140,194)
Net change in retained interest in securitized assets                                                        2,045          (37,951)
Net change in capitalized servicing rights                                                                  (6,616)          (3,293)
Other, net                                                                                                 116,710           (1,990)
                                                                                                         ---------        ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                        208,599         (175,188)

INVESTING ACTIVITIES:
Investment securities held to maturity:
   Purchases                                                                                                                 (1,040)
   Proceeds from maturities                                                                                                      70
Investment securities available for sale:
   Purchases                                                                                                  (312)         (10,015)
   Proceeds from maturities                                                                                  5,034           28,000
Mortgage-backed securities held to maturity:
   Purchases                                                                                                                   (934)
   Payments                                                                                                                  29,372
Mortgage-backed securities available for sale:
   Purchases                                                                                              (330,726)        (259,447)
   Proceeds from sale                                                                                      121,336           56,789
   Payments                                                                                                 80,481           15,977
Net change in loans receivable                                                                             154,383            6,952
Additions to premises and equipment                                                                         (3,765)         (12,461)
Disposition of real estate owned                                                                            10,438            3,755
Purchases of FHLB stock                                                                                     (4,573)         (11,261)
Proceeds from sale of FHLB stock                                                                                              9,054
Increase in amounts due from trusts                                                                        (31,628)         (63,656)
                                                                                                         ---------        ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                            668         (208,845)


FINANCING ACTIVITIES:
(Decrease) increase in deposits                                                                             (6,234)         123,109
(Decrease) increase in securities sold under agreements to repurchase                                         (269)          83,012
(Decrease) increase in FHLB advances, net                                                                      (60)          56,995
Decrease in short-term borrowings                                                                         (171,483)         (12,539)
Increase in amounts held on behalf of trustee                                                               19,968           77,581
(Decrease) increase in minority interest                                                                    (2,154)             886
Proceeds from issuance of common stock                                                                         669              307
Issuance of subsidiary common stock                                                                                          (2,462)
Cash dividends                                                                                              (3,945)          (5,219)
                                                                                                         ---------        ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                                       (163,508)         321,670
                                                                                                         ---------        ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                            45,759          (62,363)
Cash and cash equivalents at beginning of period                                                           173,429          138,423
                                                                                                         ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                               $ 219,188        $  76,060
                                                                                                         =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
   Interest                                                                                              $  78,786        $  75,964
   Income taxes                                                                                              1,757            5,034

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:
  Acquisition of real estate acquired through foreclosure                                                $   7,154        $   5,959
  Loans to facilitate the sale of real estate owned                                                             67            3,890
  Unrealized gains on securities available for sale and retained
     interests in securitized assets, net of income taxes                                                    1,590            1,769


-----------------------
See accompanying notes to unaudited consolidated financial statements.

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Westcorp's annual report on Form 10-K for the year ended December 31, 1997.

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

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B - INVESTMENT SECURITIES AVAILABLE FOR SALE
Investment securities available for sale were as follows:

                                                              JUNE 30, 1998
                                              -----------------------------------------------------
                                                              GROSS          GROSS
                                              AMORTIZED     UNREALIZED     UNREALIZED       FAIR
                                                COST           GAIN           LOSS          VALUE
                                              --------       --------       --------       --------
                                                             (DOLLARS IN THOUSANDS)
U.S. Treasury securities and
   obligations of other U.S. Government
   agencies and corporations                  $116,753       $    554       $    175       $117,132
Obligations of states and political
   subdivisions                                  1,509             36                         1,545
Other                                              437                                          437
                                              --------       --------       --------       --------
                                              $118,699       $    590       $    175       $119,114
                                              ========       ========       ========       ========



                                                            DECEMBER 31, 1997
                                             ------------------------------------------------------
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
                                              ========       ========       ========       ========

NOTE C - MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE
Mortgage-backed securities available for sale were as follows:

                                                                  JUNE 30, 1998
                                            ---------------------------------------------------------
                                                              GROSS          GROSS
                                             AMORTIZED      UNREALIZED     UNREALIZED        FAIR
                                               COST            GAIN           LOSS           VALUE
                                            ----------       ----------     ----------     ----------
                                                             (DOLLARS IN THOUSANDS)
GNMA certificates                           $  924,415       $   10,743     $    6,242     $  928,916
FNMA participation certificates                126,787            1,767             13        128,541
FHLMC participation certificates                 6,623               40             62          6,601
Other                                            4,354              147             11          4,490
                                            ----------       ----------     ----------     ----------
                                            $1,062,179       $   12,697     $    6,328     $1,068,548
                                            ==========       ==========     ==========     ==========

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                       DECEMBER 31, 1997
                                       -----------------------------------------------------
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
                                       ========       ========       ========       ========

NOTE D - NET LOANS RECEIVABLE
Net loans receivable consisted of the following:

                                      JUNE 30,      DECEMBER 31,
                                       1998              1997
                                   -----------        -----------
                                       (DOLLARS IN THOUSANDS)
Real Estate:
   Mortgage                        $ 1,176,828        $ 1,529,764
   Construction                         18,546             15,835
                                   -----------        -----------
                                     1,195,374          1,545,599
   Undisbursed loan proceeds            (9,041)            (6,711)
                                   -----------        -----------
                                     1,186,333          1,538,888
                                   -----------        -----------
  Consumer:
       Automobile loans                349,174            253,455
       Other                            41,373             57,759
       Unearned discounts              (28,055)           (22,226)
                                   -----------        -----------
                                       362,492            288,988
                                   -----------        -----------
   Commercial                           55,198             41,668
                                   -----------        -----------
                                     1,604,023          1,869,544

Allowance for loan losses              (35,747)           (33,834)
Net deferred loan costs                  4,962              3,166
                                   -----------        -----------
                                     1,573,238          1,838,876
                                   -----------        -----------
Less:  Loans held for sale
   Mortgage                            315,108            529,026
   Consumer                            302,352            183,528
                                   -----------        -----------
                                       617,460            712,554
                                   -----------        -----------
                                   $   955,778        $ 1,126,322
                                   ===========        ===========

Loans serviced by Westcorp ("the Company") for the benefit of others totalled approximately $9.2 billion and $8.4 billion at June 30, 1998 and December 31, 1997, respectively. These amounts are not reflected in the accompanying Unaudited Consolidated Statements of Financial Condition.

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E - SECURITIZED ASSETS AND CAPITALIZED SERVICING RIGHTS

SFAS 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" requires that, following a transfer of financial assets, an entity must recognize the assets it controls and the liabilities it has incurred, and derecognize assets for which control has been surrendered and liabilities that have been extinguished. SFAS 125 defines two separate financial assets retained at the time of securitization or sale, retained interest in securitized assets ("RISA"), which represents the excess spread created from securitization or sale, and capitalized servicing rights ("CSR") which represents the benefit derived from retaining the rights to service loans securitized or sold. The Company did not separately recognize any CSR as of June 30, 1998 or December 31, 1997 with respect to securitized automobile loans. Previous accounting guidance did not separately distinguish these rights.

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

Future earnings are discounted at a rate management believes to be representative of market at the time of securitization. The balance of the RISA is amortized against actual excess spread income earned on a monthly basis over the expected repayment life of the underlying automobile loans. RISAs are classified in a manner similar to available for sale securities and as such are marked to market each quarter. Market value changes are calculated by discounting the excess spread using a current market discount rate. Any changes in the market value of the RISA is reported as a separate component of other comprehensive income (loss) on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) and shareholders' equity on the Consolidated Statements of Financial Condition as an unrealized gain or loss, net of income taxes.

The following table presents the activity of the RISA:

                                               THREE MONTHS                       SIX MONTHS
                                                   ENDED                             ENDED
                                                  JUNE 30,                          JUNE 30,
                                         --------------------------        --------------------------
                                           1998             1997             1998             1997
                                         ---------        ---------        ---------        ---------
                                                          (DOLLARS IN THOUSANDS)

Beginning balance                        $ 177,307        $ 135,113        $ 181,177        $ 121,597
Additions                                   31,670           29,597           55,058           51,382
Amortization                               (29,908)          (6,229)         (57,103)         (13,431)
Change in unrealized gains on RISA                            1,006              (63)             (61)
                                         ---------        ---------        ---------        ---------
Ending balance                           $ 179,069        $ 159,487        $ 179,069        $ 159,487
                                         =========        =========        =========        =========

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In initially valuing the RISA, the Company establishes an off-balance sheet allowance for expected future credit losses. The allowance is based upon historical experience and management's estimate of future performance regarding credit losses and includes an unallocated amount to reduce the likelihood of impairment of the RISA. The amount is reviewed periodically and adjustments are made if actual experience or other factors indicate that future performance may differ from management's prior expectations.

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

The following table sets forth the components of the RISA:

                                                                            JUNE 30,             DECEMBER 31,
                                                                              1998                 1997
                                                                           -----------         -----------
                                                                                 (DOLLARS IN THOUSANDS)

Estimated net undiscounted RISA earnings                                   $   432,541         $   438,190
Off-balance sheet allowance for losses                                        (228,911)           (236,796)
Discount to present value                                                      (24,561)            (20,217)
                                                                           -----------         -----------
Retained interests in securitized assets                                   $   179,069         $   181,177
                                                                           ===========         ===========

Outstanding balance of automobile loans sold through securitizations       $ 3,730,016         $ 3,449,590

Off-balance sheet allowance for losses as a percent of automobile
    loans sold through securitizations                                            6.14%               6.86%

The Company believes that the off-balance sheet allowance for losses is currently adequate to absorb potential losses in the sold portfolio.

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CAPITALIZED SERVICING RIGHTS

Capitalized servicing rights consisted of the following:

                                                          JUNE 30,    DECEMBER 31,
                                                            1998          1997
                                                         --------        --------
                                                           (DOLLARS IN THOUSANDS)
Purchased mortgage servicing rights                      $ 12,796        $ 14,695
Originated mortgage servicing rights                       31,237          26,161
Impairment allowance for mortgage servicing rights                         (3,439)
                                                         --------        --------
                                                         $ 44,033        $ 37,417
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

During the three and six months ended June 30, 1998, the Company capitalized servicing rights totalling $6.5 million and $15.3 million compared to $7.4 million and $10.5 million for the comparable periods in 1997. The mortgage servicing rights are included in capitalized servicing rights and the amortization is a component of mortgage banking income in noninterest income.

The fair value of the CSR was $51.3 million and $42.8 million at June 30, 1998 and December 31, 1997, respectively. Fair value was determined based on the present value of estimated future earnings. Significant assumptions were based upon prepayment, default, servicing cost and discount rate. For the purpose of estimated fair value, CSR are stratified on the basis of loan type, loan coupon and loan term.

CSR are evaluated for impairment based on the excess of the carrying amount of the CSR over their fair value.

Amortization of capitalized servicing rights is reflected as a component of mortgage banking income in noninterest income. Amortization expense for the three and six months ended June 30, 1998 was $3.8 million and $8.7 million compared to $1.8 million and $3.6 million for the comparable periods of 1997.

NOTE F - DIVIDENDS

On April 30, 1998, the Company declared a cash dividend of $0.05 per share which was paid on May 22, 1998. On July 22, 1998, the Company declared a cash dividend of $0.05 per share for shareholders of record as of August 6, 1998 payable August 17, 1998.

NOTE G - EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                      THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                   -------------------------------       --------------------------------
                                                        1998              1997               1998               1997
                                                   ------------       ------------       ------------        ------------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BASIC

Net income (loss)                                  $        618       $      9,885       $    (11,585)       $     17,781

Average common shares outstanding                    26,340,041         26,137,081         26,314,379          26,075,206

Net income (loss) per common share - basic         $       0.02       $       0.38       $      (0.44)       $       0.68

DILUTED

Net income (loss)                                  $        618       $      9,885       $    (11,585)       $     17,781

Average common shares outstanding                    26,340,041         26,137,081         26,314,379          26,075,206
Stock option adjustment                                  75,382            146,262                                198,241
                                                   ------------       ------------       ------------        ------------
Average common shares outstanding                    26,415,423         26,283,343         26,314,379          26,273,447
                                                   ============       ============       ============        ============

Net income (loss) per common share - diluted       $       0.02       $       0.38       $      (0.44)       $       0.68


Options to purchase 695,850 and 2,000 shares of common stock at June 30, 1998 and 1997, respectively, were not included in the computation of diluted earnings per share because the Company had a loss or the exercise prices of the options were greater than the average market price of the common share, and therefore, the effect would be antidilutive. The weighted average exercise price at June 30, 1998 and 1997 was $15.31 and $22.75, respectively, for the options outstanding.

NOTE H - COMPREHENSIVE INCOME

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

During the quarter and year ended June 30, 1998, the Company had a pre-tax decrease in unrealized gains on securities available for sale and retained interests in securitized assets of $438 thousand and $2.7 million, respectively, compared to a pre-tax increase of $5.1 million and $3.1 million of the comparable periods of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               FINANCIAL CONDITION

Total assets decreased $65.1 million or 1.8% to $3.6 billion at June 30, 1998 from $3.7 billion at December 31, 1997. This decrease is primarily the result of a decrease in loans receivable and loans held for sale.

LOANS

Loans (including loans held for sale), net of unearned discounts and undisbursed loan proceeds, decreased $266 million or 14.5% from $1.8 billion at December 31, 1997 to $1.6 billion at June 30, 1998. The decrease in loans is due to an increase in loans sold. The Company has retained the servicing on substantially all loans sold and receives a servicing fee therefrom. Included in the portfolio are loans held for sale of which $315 million are mortgage loans secured primarily by single family residences and $302 million which are consumer loans secured by automobiles.

Consumer loan originations increased by $104 million and $158 million to $720 million and $1.3 billion for the three and six months ended June 30, 1998 from $616 million and $1.2 billion for the same periods in 1997, which represent 17% and 14% increases in production. The Company securitized $660 million and $1.2 billion of automobile loans for the three and six months ended June 30, 1998 compared with $590 million and $1.1 billion for the same periods in 1997.

Real estate originations increased $120 million and $625 million to $663 million and $1.6 billion for the three and six months ended June 30, 1998 from $543 million and $985 million for the same periods in 1997, which represent 22% and 63% increases in production. The following table sets forth the loan origination, purchase and sale activity of the Company for the periods indicated, excluding net deferred loan fees:

                                                  THREE MONTHS ENDED JUNE 30,
                               --------------------------------------------------------------------
                                             1998                                     1997
                               ------------------------------        ------------------------------
                                 MORTGAGE           CONSUMER          MORTGAGE           CONSUMER
                               -----------        -----------        -----------        -----------
                                                       (DOLLARS IN THOUSANDS)
Beginning balance              $ 1,540,721        $   332,311        $ 1,494,860        $   318,862
Originations (1)                   662,941            720,040            543,317            616,299
Sales (2)                         (924,440)          (660,000)          (450,037)          (590,000)
Principal reductions (3)           (92,889)           (29,859)           (54,867)           (24,267)
                               -----------        -----------        -----------        -----------
Ending balance                 $ 1,186,333        $   362,492        $ 1,533,273        $   320,894
                               ===========        ===========        ===========        ===========


                                                  SIX MONTHS ENDED JUNE 30,
                               --------------------------------------------------------------------
                                            1998                                   1997
                               ------------------------------        ------------------------------
                                 MORTGAGE           CONSUMER          MORTGAGE           CONSUMER
                               -----------        -----------        -----------        -----------
                                                      (DOLLARS IN THOUSANDS)
Beginning balance             $ 1,538,888        $   288,988        $ 1,438,892        $   284,858
Originations(1)                 1,609,996          1,328,584            984,840          1,170,459
Sales(2)                       (1,744,171)        (1,185,000)          (776,063)        (1,090,000)
Principal reductions(3)          (218,380)           (70,080)          (114,396)           (44,423)
                               -----------        -----------        -----------        -----------
Ending balance                 $ 1,186,333        $   362,492        $ 1,533,273        $   320,894
                               ===========        ===========        ===========        ===========


----------

(1)     Includes sales contracts purchased from automobile dealers.
(2) Loans sold or securitized for which the Company generally retains servicing.
(3)     Includes scheduled payments, prepayments and chargeoffs.

The Company's real estate loan portfolio (including those held for sale and excluding net deferred loan costs) consisted of the following:

                                                JUNE 30, 1998                  DECEMBER 31, 1997
                                       ---------------------------       ---------------------------
                                           AMOUNT              %            AMOUNT              %
                                       -----------         -------       -----------         -------
                                                           (DOLLARS IN THOUSANDS)
Single family residential loans:
    First trust deeds                  $   756,681            63.8%      $ 1,062,208            69.0%
    Second trust deeds                      42,405             3.6            48,393             3.1
                                       -----------         -------       -----------         -------
                                           799,086            67.4         1,110,601            72.1
Multifamily residential loans              368,916            31.1           410,139            26.7
Construction loans                          18,546             1.6            15,835             1.0
Other                                        8,826             0.7             9,024             0.6
                                       -----------         -------       -----------         -------
                                         1,195,374           100.8         1,545,599           100.4
Undisbursed loan proceeds                   (9,041)           (0.8)           (6,711)           (0.4)
                                       -----------         -------       -----------         -------
                                       $ 1,186,333           100.0%      $ 1,538,888           100.0%
                                       ===========         =======       ===========         =======

The following table sets forth information on the amount of fixed rate mortgage loans and adjustable rate mortgage loans, (excluding undisbursed loan proceeds and net deferred loan costs), in the Company's portfolio.

                                                JUNE 30, 1998             DECEMBER 31, 1997
                                        -------------------------      -------------------------
                                           AMOUNT           %           AMOUNT              %
                                        ----------        -------      ----------        -------
                                                         (DOLLARS IN THOUSANDS)
Fixed rate loans                        $  313,327           26.4%     $  417,991           27.2%
Adjustable rate loans:
    Negative amortization                  600,552           50.6         707,431           46.0
    Without negative amortization          272,454           23.0         413,466           26.8
                                        ----------        -------      ----------        -------
                                        $1,186,333          100.0%     $1,538,888          100.0%
                                        ==========        =======      ==========        =======

The composition of the consumer loan portfolio, all of which is fixed rate, was as follows:

                                   JUNE 30, 1998              DECEMBER 31, 1997
                             ----------------------      -----------------------
                             AMOUNT            %          AMOUNT            %
                            --------        -------      --------        -------
                                           (DOLLARS IN THOUSANDS)
Automobile loans, net       $321,119           88.6%     $231,229           80.0%
Other                         41,373           11.4        57,759           20.0
                            --------        -------      --------        -------
                            $362,492          100.0%     $288,988          100.0%
                            ========        =======      ========        =======


The Company had outstanding commercial loans of $55.2 million at June 30, 1998 compared to $41.7 million at December 31, 1997. The Company originated $26.7 million of commercial loans for the quarter ended June 30, 1998 compared to $10.3 million for the comparable period in 1997. Though the Company continues to focus on expanding its commercial banking operations, it is not a significant source of revenue for the Company for the quarter ended June 30, 1998.

MORTGAGE-BACKED SECURITIES

During the first six months of 1998, the Company purchased $331 million and sold $121 million of mortgage-backed securities ("MBS"). This is part of the Company's continuing strategy to increase net interest income.

ASSET QUALITY

DELINQUENCY
The percent of loans 60 days or more delinquent increased to 1.1% of total loans at June 30, 1998 up from 0.9% at December 31, 1997. Delinquent loans by type of loan and as a percentage of loans by type are summarized as follows at June 30, 1998 and December 31, 1997:

                                                                   JUNE 30, 1998
                                                             NUMBER OF DAYS DELINQUENT
                                      ------------------------------------------------------------------------
                                               60-89                  90 OR MORE                 TOTAL
                                      ---------------------     --------------------      --------------------
                                      AMOUNT           %        AMOUNT           %        AMOUNT           %
                                      -------        -----      -------        -----      -------        -----
                                                               (DOLLARS IN THOUSANDS)
Single family residential loans       $ 1,992          0.3%     $ 8,160          1.0%     $10,152          1.3%
Multifamily residential loans             660          0.2        2,715          0.7        3,375          0.9
Consumer                                2,255          0.6        1,560          0.4        3,815          1.0
Construction                                                         17          0.2           17          0.2
                                      -------        -----      -------        -----      -------        -----
                                      $ 4,907          0.3%     $12,452          0.8%     $17,359          1.1%
                                      =======        =====      =======        =====      =======        =====


                                                                   DECEMBER 31, 1997
                                                             NUMBER OF DAYS DELINQUENT
                                     -------------------------------------------------------------------------
                                              60-89                  90 OR MORE                 TOTAL
                                     ---------------------      --------------------      --------------------
                                       AMOUNT          %        AMOUNT           %        AMOUNT           %
                                      -------        -----      -------        -----      -------        -----
                                                                (DOLLARS IN THOUSANDS)

Single family residential loans       $ 1,161          0.1%     $11,832          1.1%     $12,993          1.2%
Multifamily residential loans             350          0.1          588          0.1          938          0.2
Consumer                                2,093          0.7        1,067          0.4        3,160          1.1
Construction                                                        221          2.8          221          2.8
                                      -------        -----      -------        -----      -------        -----
                                      $ 3,604          0.2%     $13,708          0.7%     $17,312          0.9%
                                      =======        =====      =======        =====      =======        =====





NONPERFORMING ASSETS

Total nonperforming assets ("NPA") decreased $4.9 million or 18.4% to $22.0 million at June 30, 1998 compared to $26.9 million at December 31, 1997. At June 30, 1998, NPAs as a percentage of total assets decreased to 0.6% compared to 0.7% at December 31, 1997.

NPAs consist of nonperforming loans ("NPL") and real estate acquired through foreclosure ("REO"). REOs are carried at lower of cost or fair value less estimated disposition costs. NPLs are defined as all loans (other than consumer loans which are charged off at 120 days) on nonaccrual, which include all mortgage and commercial loans 90 days or more past due or impaired loans. When a loan is designated as nonaccrual, all previously accrued but unpaid interest is reversed. Interest on nonperforming loans excluded from interest income remained unchanged at $0.7 million for the six months ended June 30, 1998 and 1997.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment based on, among other factors, the fair value of the loan's collateral. At June 30, 1998, impaired loans remained constant at $4.8 million compared to December 31, 1997.

NONPERFORMING LOANS
Nonperforming loans consisted of the following:

                                            JUNE 30,    DECEMBER 31,
                                              1998          1997
                                            -------       -------
                                            (DOLLARS IN THOUSANDS)
Unimpaired loans placed on nonaccrual       $11,574       $14,979
Impaired loans                                4,838         4,806
                                            -------       -------
                                            $16,412       $19,785
                                            =======       =======

Nonperforming loans by loan type consisted of the following:

                                       JUNE 30,    DECEMBER 31,
                                        1998          1997
                                      -------       -------
                                      (DOLLARS IN THOUSANDS)

Single family residential loans       $ 8,346       $13,309
Multifamily 5-36 units                  2,870         2,251
Multifamily 37+ units                   3,812         3,866
Other                                   1,384           359
                                      -------       -------
                                      $16,412       $19,785
                                      =======       =======

The migration of nonperforming loans from December 31, 1997 to June 30, 1998 is shown below:

                                                  SINGLE
                                                  FAMILY       MULTIFAMILY    MULTIFAMILY
                                  TOTAL          1-4 UNITS     5 - 36 UNITS     37+ UNITS      CONSTRUCTION
                                 --------        --------        --------        --------        --------
                                                         (DOLLARS IN THOUSANDS)

Balance, December 31, 1997       $ 19,785        $ 13,309        $  2,251        $  3,866        $    359
New nonperforming loans            10,945           6,775           2,546                           1,624
REO                                (5,858)         (5,483)           (364)                            (11)
Cures and payoffs                  (7,885)         (6,179)         (1,563)            (54)            (89)
Chargeoffs                           (575)            (76)                                           (499)
                                 --------        --------        --------        --------        --------
Balance, June 30, 1998           $ 16,412        $  8,346        $  2,870        $  3,812        $  1,384
                                 ========        ========        ========        ========        ========

REAL ESTATE OWNED

                                               SINGLE
                                               FAMILY         MULTIFAMILY    MULTIFAMILY
                                  TOTAL       1-4 UNITS       5 - 36 UNITS     37+ UNITS   CONSTRUCTION
                                 -------        -------        -------        -------        -------
                                                        (DOLLARS IN THOUSANDS)

Balance, December 31, 1997       $ 7,120        $ 5,148        $ 1,693                       $   279
New REO                            7,154          6,429            420                           305
Sales                             (9,242)        (7,121)        (2,121)
Writedowns                           513            101            578                          (166)
                                 -------        -------        -------        -------        -------
Balance, June 30, 1998           $ 5,545        $ 4,557        $   570        $    --        $   418
                                 =======        =======        =======        =======        =======


Assets secured by single family residential properties comprised the largest portion of nonperforming assets although no single loan or series of such loans predominate. As of June 30, 1998, $8.3 million or 51% of NPLs and $4.6 million or 82% of REOs were secured by single family residential properties. The Company had allowance for real estate losses of $784 thousand at June 30, 1998 and December 31, 1997.

ALLOWANCE FOR LOAN AND REAL ESTATE LOSSES

Consistent with loan volume, loan sales, losses, nonaccrual loans and other relevant factors, the Company increased its allowance for loan losses to $35.7 million at June 30, 1998 compared to $33.8 million at December 31, 1997 as a result of higher losses on automobile loans. While the Company's portfolio consists primarily of single family loans, no single loan, borrower or series of loans comprise a significant portion of the total portfolio. The provision and allowance for loan losses are indicative of loan volumes, loss trends and management's analysis of market conditions. The allowance for loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the loan portfolio.

The following table presents summarized data relative to the allowance for loan losses:

                                                                                 JUNE 30,          DECEMBER 31,
                                                                                   1998                1997
                                                                              ------------        -------------
                                                                                    (DOLLARS IN THOUSANDS)

Total loans(1)                                                                $  1,632,078        $  1,891,770
Allowance for loan losses                                                           35,747              33,834
Allowance for real estate losses                                                       784                 784
Loans past due 60 days or more                                                      17,359              17,312
Nonperforming loans                                                                 16,412              19,785
Nonperforming assets(2)                                                             21,957              26,905
Allowance for loan losses as a percent of:
    Total loans(1)                                                                     2.2%                1.8%
    Loans past due 60 days or more                                                   205.9               195.4
    Nonperforming loans                                                              217.8               171.0
Total allowance for loan losses and real estate losses as a percent
   of nonperforming assets                                                           166.4               128.7
Nonperforming loans as a percent of total loans                                        1.0                 1.0
Nonperforming assets as a percent of total assets                                      0.6                 0.7
Loans past due 60 days or more as a percent of total loans                             1.1                 0.9

----------

(1) Loans, net of unearned discounts and undisbursed loan proceeds.
(2) Nonperforming loans and real estate owned.

The following table sets forth the activity in the allowance for loan losses:

                                                THREE MONTHS ENDED                SIX MONTHS ENDED
                                                     JUNE 30,                         JUNE 30,
                                            -------------------------         -------------------------
                                              1998             1997             1998             1997
                                            --------         --------         --------         --------
                                                                 (DOLLARS IN THOUSANDS)
Balance at beginning of period              $ 36,245         $ 40,273         $ 33,834         $ 40,211
Chargeoffs:
    Mortgage loans                              (939)          (4,300)          (2,138)          (5,239)
    Consumer loans                            (3,109)          (3,023)          (6,542)          (6,809)
                                            --------         --------         --------         --------
                                              (4,048)          (7,323)          (8,680)         (12,048)

Recoveries:
    Mortgage loans                                 4                6               19               15
    Consumer loans                             1,144            1,042            1,784            2,136
                                            --------         --------         --------         --------
                                               1,148            1,048            1,803            2,151
                                            --------         --------         --------         --------
Net chargeoffs                                (2,900)          (6,275)          (6,877)          (9,897)
Adjustments                                                        16                              (671)
Provision for loan losses                      2,402            2,602            8,790            6,973
                                            --------         --------         --------         --------
Balance at end of period                    $ 35,747         $ 36,616         $ 35,747         $ 36,616
                                            ========         ========         ========         ========

Ratio of net chargeoffs during period
    to average loans outstanding
   during the period (annualized)               0.63%            1.27%            0.72%            1.03%
                                            ========         ========         ========         ========

                              RESULTS OF OPERATIONS

SUMMARY

The Company reported net income of $618 thousand or $0.02 per diluted share and a net loss of $11.6 million or $0.44 per diluted share for the three and six months ended June 30, 1998, compared to net income of $9.9 million or $0.38 per diluted share and $17.8 million or $0.68 per diluted share for the comparable periods of 1997. Return on average assets was 0.07% and (0.62%) for the three and six months ended June 30, 1998, compared to 1.07% and 1.01% for the same periods of 1997. Return on average equity was 0.75% and (6.87%) for the three and six months ended June 30, 1998, compared to 12.19% and 11.09% for the comparable periods of 1997. Net income for the quarter was primarily affected by the following factors:

o Net interest income decreased due to a decline in the yield on mortgage-backed securities which was partially offset by an increase in automobile loans and other investments.

o Noninterest income decreased primarily due to lower retained interest income and higher amortization of retained interest in securitized assets as a result of higher automobile losses and lower mortgage banking income as a result of higher prepayments.

o Salaries and employee benefits expense decreased due to the decrease in the number of employees as a result of the restructuring of the automobile lending operations.

NET INTEREST INCOME

Net interest income for the three and six months ended June 30, 1998 was $25.5 million and $50.4 million. For the same periods of 1997, net interest income totalled $28.5 million and $54.6 million.

The total interest rate spread decreased 15 basis points for the three months ended June 30, 1998, compared to the same period of 1997 due to a decrease of 16 basis points in the yield on interest earning assets and a decrease in the cost of funds of 1 basis point.

The decrease in income on interest earning assets for the three months ended June 30, 1998, compared to the same period of 1997 was primarily affected by a 61 basis point decrease in the yield on the mortgage-backed securities but was offset by a 44 basis point increase in the yield on other investments.

Interest rates for interest earning assets and liabilities for the three and six months ended June 30, 1998 and 1997 are summarized as follows:


                                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                                            JUNE 30,                  JUNE 30,
                                                   ----------------------    ----------------------
                                                     1998         1997         1998         1997
                                                   --------     --------     --------     --------
                                                    YIELD/       YIELD/        YIELD/       YIELD/
                                                     RATE         RATE          RATE         RATE
                                                   --------     --------     --------     --------
Interest earning assets:
    Investment securities(1)                           5.44%        5.50%        5.46%        5.49%
    Mortgage-backed securities(1)                      6.73         7.34         6.83         7.33
    Other investments                                  5.87         5.43         5.72         5.53

Loans:
    Consumer                                          15.99        15.91        15.82        16.00
    Mortgage(2)                                        7.56         7.73         7.53         7.70
    Commercial                                         8.47         8.50         8.58         8.61
                                                   --------     --------     --------     --------
Total interest earning assets                          8.38         8.54         8.28         8.50

Interest bearing liabilities:
    Deposits                                           5.27         5.52         5.31         5.55
    Subordinated debentures                            8.94         8.80         8.94         8.81
    Securities sold under agreements
      to repurchase                                    5.63         5.46         5.81         5.46
    FHLB advances and other borrowings                 8.62         6.48         7.67         6.50
                                                   --------     --------     --------     --------
Total interest bearing liabilities                     5.77         5.78         5.81         5.79
                                                   --------     --------     --------     --------

Interest rate spread                                   2.61%        2.76%        2.47%        2.71%
                                                   ========     ========     ========     ========

Net yield on average interest earning assets           3.27%        3.50%        3.17%        3.48%
                                                   ========     ========     ========     ========

----------

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

The Company also originates fixed-rate automobile loans. To minimize interest rate risk associated with its automobile loan portfolio, the Company has sold substantially all of its automobile loan production in securitization transactions in which it has retained the servicing rights. The interest rate passed through to the purchasers of those automobile loans is fixed, which provides off-balance sheet matched funding for the majority of the Company's automobile loans. At June 30, 1998, the Company serviced $3.7 billion in automobile loans for others.

Approximately 42% of the Company's other borrowed funds at June 30, 1998 had fixed rates and maturities greater than one year. Of that amount, 97% were subordinated debentures redeemable in three and seven years and maturing in six and ten years.

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

The Company has entered into or committed to interest rate caps, floors and swaps as hedges against market value changes in designated portions of its MBS. At June 30, 1998, cap agreements with notional amounts totalling $540 million, a floor agreement of $150 million and a swap agreement of $50 million were outstanding. The cap agreements have strike rates that range from 6.0% to 8.0% and expire between September, 1999 and March, 2008. The floor agreement has a strike rate of 5.75% and expires in April, 2003. The swap has a pay rate of 5.895% and expires in December, 2002. The Company uses only counterparties with high credit ratings and further reduces its risk by avoiding any material concentration with a single counterparty. Credit exposure is limited to those agreements with a positive fair value and only to the extent of that fair value.

The Company's hedging strategy for its loan production includes the use of forward agreements. The Company enters into these agreements in numbers and amounts which generally correspond to the principal amount of the sale and/or securitization transactions. The market value of these forward agreements responds inversely to the market value changes of the underlying loans. Because of this inverse relationship, the Company can effectively lock in its gain and/or gross interest rate spread at the time of the hedge transaction. Gains and losses relative to these agreements are deferred and recognized in full at the time of loan sale and/or securitization as an adjustment to the gain or loss on the sale of loans. The Company uses only highly rated counterparties and further reduces its risk by avoiding any material concentration with a single counterparty. Credit exposure is limited to those agreements with a positive fair value and only to the extent of that fair value. At June 30, 1998, the Company held forward agreements with a notional amount outstanding of $205 million.

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

The following table illustrates the projected interest rate maturities, based upon certain assumptions, regarding the major asset and liability categories of the Company at June 30, 1998. The interest rate sensitivity of the Company's assets and liabilities illustrated in the following table could vary substantially if different assumptions were used or actual experience differs from the assumptions set forth.

                       INTEREST RATE SENSITIVITY ANALYSIS
                                AT JUNE 30, 1998

                                                                                       3 YEARS
                                           WITHIN        3 MONTHS      1 YEAR TO           TO          AFTER 5
                                          3 MONTHS      TO 1 YEAR       3 YEARS        5 YEARS          YEARS            TOTAL
                                        -----------    -----------     -----------    -----------     -----------     -----------
                                                                             (DOLLARS IN THOUSANDS)
Interest earning assets:
Investment securities                   $    76,637    $        25     $    30,514    $    10,018     $     1,920     $   119,114
Other investments                           144,877            210                                                        145,087
Mortgage-backed securities                   54,865        158,123         330,913        203,233         321,414       1,068,548
Consumer loans(1)                            39,300         94,978         155,610         67,913           4,691         362,492
Mortgage loans:
  Adjustable rate(2)                        679,181        184,320                                                        863,501
  Fixed rate(2)                               8,997         34,107          77,669         55,099         137,455         313,327
Construction(2)                               9,505                                                                         9,505
Commercial                                   46,870          6,237             581          1,215             295          55,198
                                        -----------    -----------     -----------    -----------     -----------     -----------
Total interest earning assets             1,060,232        478,000         595,287        337,478         465,775       2,936,772

Interest bearing liabilities:
Deposits:
  Savings accounts(3)                         3,924         10,182           4,154                                         18,260
  Money market deposit
    accounts(3)                              22,043         86,150          94,723                                        202,916
  Certificate of deposit accounts(4)        572,027        929,524         120,736         39,788              60       1,662,135
  Securities sold under agreements
    to repurchase                           286,802                                                                       286,802
FHLB advances(4)                                  9         76,539             115          6,631           1,617          84,911
Subordinated debentures                                                                                   239,696         239,696
Other borrowings(4)                          15,897                          4,500                                         20,397
                                        -----------    -----------     -----------    -----------     -----------     -----------

Total interest bearing liabilities          900,702      1,102,395         224,228         46,419         241,373       2,515,117
                                        -----------    -----------     -----------    -----------     -----------     -----------
Excess interest earning assets
  (liabilities)                             159,530       (624,395)        371,059        291,059         224,402         421,655
Effect  of hedging activities               440,000                       (200,000)        35,000        (275,000)
                                        -----------    -----------     -----------    -----------     -----------     -----------
Hedged excess (deficit)                 $   599,530    $  (624,395)    $   171,059    $   326,059     $   (50,598)    $   421,655
                                        ===========    ===========     ===========    ===========     ===========     ===========

Cumulative excess (deficit)             $   599,530    $   (24,865)    $   146,194    $   472,253     $   421,655     $   421,655
                                        ===========    ===========     ===========    ===========     ===========     ===========

Cumulative excess as a
  percentage of total interest
  earning assets                              20.41%         (0.85)%          4.98%         16.08%          14.36%          14.36%

----------

(1) Based on contractual maturities adjusted by the Company's historical prepayment rate.
(2)     Based on interest rate repricing adjusted for projected prepayments.
(3)     Based on assumptions established by the Office of Thrift Supervision
        ("OTS").
(4)     Based on contractual maturity.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three and six months ended June 30, 1998 was $2.4 million and $8.8 million compared to $2.6 million and $7.0 million during the comparable periods of 1997. The increase for the six months ended June 30, 1998 compared to the same period of 1997 is the result of an increase in automobile loan loss experience due to disruptions in the automobile collections area during the restructuring in the first quarter. The allowance for loan losses as percent of total on balance sheet automobile loans remained unchanged at 2.9% compared to a year earlier.

NONINTEREST INCOME

Total noninterest income for the three and six months ended June 30, 1998 was $36.7 million and $65.2 million compared to $58.2 million and $111 million during the comparable periods of 1997. Noninterest income is generated from automobile lending activities, mortgage banking activities, and other ancillary sources.

AUTOMOBILE LENDING

The Company originates and subsequently sells automobile loans in the secondary market with servicing rights retained. Income from automobile lending includes gain from the sale of loans, as well as retained interest and contractual servicing income and other related income such as dealer acquisition fees and late charges. Retained interest income represents excess spread earned on securitized automobile loans less any losses not absorbed by the off-balance sheet allowance for losses. For the three and six months ended June 30, 1998, automobile lending generated income of $28.9 million and $54.2 million compared to $48.7 million and $94.3 million for the same periods of 1997.

During the three and six months ended June 30, 1998, net gain from sale of automobile loans totalled $10.9 million and $19.1 million compared to $6.5 million and $13.8 million for the same periods of 1997. The increase in the gain on sale reported for the three and six months ended June 30, 1998 is primarily the result of wider interest rate spreads with respect to securitized loans and an increase in the amount of automobile loans sold. Automobile loans sold totalled $660 million and $1.2 billion for the three and six months ended June 30, 1998 compared to $590 million and $1.1 billion during the same periods of 1997. The gross interest rate spread is affected by general market conditions and overall market interest rates. The risks inherent in interest rate fluctuations are substantially reduced through hedging activities.

Retained interest and contractual servicing income totalled $9.6 million and $17.4 million for the three and six months ended June 30, 1998, compared to $33.4 million and $62.8 million for the comparable periods of 1997 due to lower retained interest income and higher amortization of retained interests in securitized assets as a result of higher loan losses. The Company serviced $3.7 billion of consumer loans for others at June 30, 1998 compared to $3.2 billion at June 30, 1997.

Automobile lending income for the three and six months ended June 30, 1998 and 1997 is summarized as follows:

                                        THREE MONTHS        SIX MONTHS
                                       ENDED JUNE 30,      ENDED JUNE 30,
                                    -----------------   -----------------
                                      1998      1997     1998      1997
                                    -------   -------   -------   -------
                                            (DOLLARS IN THOUSANDS)

Gain on sale of automobile loans    $10,863   $ 6,491   $19,133   $13,835
Retained interest and contractual
  servicing income                    9,605    33,396    17,445    62,845
Other fee income                      8,453     8,826    17,635    17,667
                                    -------   -------   -------   -------
                                    $28,921   $48,713   $54,213   $94,347
                                    =======   =======   =======   =======

MORTGAGE BANKING

The Company originates mortgage loans for sale in the secondary market. Mortgage banking operations include gains and losses on the sale of loans, loan servicing income net of amortization of capitalized servicing rights and other income (primarily late charges). During the three and six months ended June 30, 1998, mortgage banking generated income of $4.7 million and $4.1 million compared to $7.1 million and $12.2 million for the comparable periods of 1997. The Company's mortgage banking results were directly impacted by the declining interest rate environment that has caused higher prepayments which in turn has accelerated the amortization of the Company's capitalized servicing assets. Gains on sale of mortgage loans for the three and six months ended June 30, 1998 totalled $4.3 million and $6.3 million compared to $4.9 million and $8.0 million during the comparable periods of 1997. Net loan servicing loss was $0.3 million and $3.5 million for the three and six months ended June 30, 1998 compared to net loan servicing income of $1.7 million and $3.1 million for the comparable periods of 1997.

Mortgage banking income for the three and six months ended June 30, 1998 and 1997 is summarized as follows:

                                        THREE MONTHS                   SIX MONTHS
                                       ENDED JUNE 30,                ENDED JUNE 30,
                                    -----------------------      -----------------------
                                      1998           1997          1998          1997
                                    --------       --------      --------       --------
                                                  (DOLLARS IN THOUSANDS)

Gain on sale of mortgage loans      $  4,349       $  4,852      $  6,309       $  7,959
Loan servicing income (loss)            (269)         1,719        (3,499)         3,123
Other fee income                         617            554         1,300          1,077
                                    --------       --------      --------       --------
                                    $  4,697       $  7,125      $  4,110       $ 12,159
                                    ========       ========      ========       ========

MISCELLANEOUS

Other sources of income include insurance income and real estate operations. Insurance income is generated primarily from commissions earned on the sale of loan-related insurance products as well as insurance-related investment products. Insurance income for the three and six months ended June 30, 1998 totalled $1.3 million and $2.8 million compared to $1.3 million and $2.6 million for the same periods in 1997.

Real estate operations include the ongoing costs of operation and disposition associated with the Company's REOs. Real estate operations had income of $0.5 million and a loss of $0.3 million for the three and six months ended June 30, 1998 compared to losses of $0.4 million and $0.6 million for the same periods in 1997.

NONINTEREST EXPENSE

Noninterest expense consists of salaries and employee benefits, occupancy, data processing expense, insurance, restructuring charge and other miscellaneous expenses. Noninterest expense decreased to $58.5 million and increased to $130 million for the three and six months ended June 30, 1998 compared to $64.0 million and $122 million for the same periods in 1997. The increase for the six months ended June 30, 1998 is primarily due to a $10.5 million restructuring charge related to the automobile lending business discussed in the restructuring paragraph below. The ratio of noninterest expenses to average serviced assets was 1.9% and 2.1% for the three and six months ended June 30, 1998 compared to 2.6% for the comparable periods in 1997.

RESTRUCTURING

In July, the Company's automobile lending business announced its plan to restructure operations in the central and eastern United States patterned after the restructuring of the western United States during the first quarter of 1998. As a result, approximately 125 redundant positions will be eliminated. The restructuring will result in a one-time pre-tax accounting charge for the third quarter of 1998 of approximately $3.0 million.

INCOME TAXES

The effective tax rate for the six months ended June 30, 1998 and 1997 was 42.0%.

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

The Company uses its funds to meet its business needs which include funding new and maturing certificates of deposit, savings, money market and demand deposit withdrawals, repaying borrowings, funding loan and investment commitments, meeting operating expenses and maintaining minimum regulatory liquidity and capital levels. Office of Thrift Supervision ("OTS") regulations require the Company, as a savings association, to maintain a specified level of liquid assets such as cash and short-term U.S. government and other qualifying securities. Such liquid assets must not be less than 4.0% for June 1998 and December 1997 of the Company's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At June 30, 1998 and December 31, 1997, such ratios were 7.5% and 9.1%, respectively.

For the year ended June 30, 1998, net cash provided by operating activities was $209 million compared to net cash used in operating activities of $175 million for the year ended June 30, 1997. The major component of cash flows related to operating activities was cash inflows or outflows due to net change in loans held for sale. There was a net inflow of $121 million for the quarter ended June 30, 1998 compared to a net outflow of $140 million for the year ended June 30, 1997.

Net cash provided by investing activities for the year ended June 30, 1998 was $0.7 million compared to net cash used in investing activities of $208 million for the year ended June 30, 1997. The major components that affected the net cash used in investing activities was due to purchases of MBS available for sale of $331 million for the year ended June 30, 1998 compared to $259 million for the year ended June 30, 1997, proceeds from sale of MBS available for sale of $121 million and $56.8 million for the year ended June 30, 1998 and June 30, 1997, respectively, and a decrease in loans receivable of $154 million for the year ended June 30, 1998 compared to a decrease in loans receivable of $7.0 million for the year ended June 30, 1997.

The Company's net cash used in financing activities during the year ended June 30, 1998, was $164 million compared to net cash provided by financing activities of $322 million for the year ended June 30, 1997 due to a decrease in short term borrowings.

The Bank, a federally chartered savings bank, is subject to certain minimum capital requirements imposed by the Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FDICIA separates all financial institutions into one of five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." In order to be considered "well capitalized," an institution must have a total risk-based capital ratio of 10% or greater, a Tier 1 (i.e., core) risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater and not be subject to any OTS order. The Bank currently meets all of the requirements of a

"well capitalized" institution. Its regulatory capital position at June 30, 1998 for this purpose, was as follows:

                                                                                           TIER 1
                                                    TANGIBLE             CORE            RISK-BASED          RISK-BASED
                                                    CAPITAL             CAPITAL           CAPITAL             CAPITAL
                                                   ---------         -----------         -----------        -----------
JUNE 30, 1998                                                              (DOLLARS IN THOUSANDS)
Actual Capital:
  Amount                                           $329,000           $329,000           $329,000           $603,999
  Capital ratio                                        8.96%              8.96%              6.12%             11.24%
FIRREA minimum required capital:
  Amount                                           $ 55,049           $110,099                N/A           $429,955
  Capital ratio                                        1.50%              3.00%               N/A               8.00%
  Excess                                           $273,951           $218,901                N/A           $174,044
FDICIA well capitalized required capital:
  Amount                                                N/A           $183,498           $322,466           $537,444
  Capital ratio                                         N/A               5.00%              6.00%             10.00%
  Excess                                                N/A           $145,502           $  6,534           $ 66,555

DECEMBER 31, 1997
Actual Capital:
  Amount                                           $355,650           $355,650           $352,123           $639,937
  Capital ratio                                        9.48%              9.48%              6.74%             12.24%
FIRREA minimum required capital:
  Amount                                           $ 56,249           $112,498                N/A           $418,115
  Capital ratio                                        1.50%              3.00%               N/A               8.00%
  Excess                                           $299,401           $243,152                N/A           $221,822
FDICIA well capitalized required capital:
  Amount                                                N/A           $188,574           $313,587           $522,644
  Capital ratio                                         N/A               5.00%              6.00%             10.00%
  Excess                                                N/A           $167,076           $ 38,536           $117,293

The following table reconciles the Bank's capital in accordance with generally accepted accounting principles ("GAAP") to the Bank's tangible, core and risk-based capital as of June 30, 1998 and December 31, 1997.

                                                            JUNE 30,          DECEMBER 31,
                                                              1998               1997
                                                           ---------           ---------
                                                               (DOLLARS IN THOUSANDS)

Bank shareholder's equity-GAAP basis                       $ 318,837           $ 345,426
Adjustments for tangible and core capital:
  Unrealized gains under SFAS 115                             (4,268)             (5,858)
  Non-permissible activities(1)                               (8,355)            (10,222)
  Disallowed capitalized servicing rights                     (4,403)             (3,234)
  Minority interest in equity of subsidiaries                 27,189              29,538
                                                           ---------           ---------
Tier 1 (core) capital                                        329,000             355,650
Adjustments for risk-based capital:
  Subordinated debentures(2)                                 241,600             256,311
  General loan valuation allowance(3)                         33,399              31,503
  Equity investments and other assets required to
     be deducted(4)                                                               (3,527)
                                                           ---------           ---------
  Risk-based capital                                       $ 603,999           $ 639,937
                                                           =========           =========

----------

(1) Does not include minority interest in joint venture subsidiaries.
(2) Maximum includable is 40% of risk-based capital and excludes issue costs.
(3) Limited to 1.25% of risk-weighted assets.
(4) Amount is deducted from core capital at December 31, 1997.

YEAR 2000

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

                           FORWARD-LOOKING STATEMENTS

The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations section contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a new "safe harbor" for certain forward-looking statements. This Form 10-Q contains forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The forward-looking terminology such as "believe", "expect", "design", "anticipate", "intend", "may", "will", "should", "estimate", "continue" and/or the negative thereof or other comparable expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for consumer, mortgage and commercial loans, which is affected by such external factors as the level of interest rates, the strength of the various segments of the economy, debt burden held by the consumer and demographics of the Company's lending markets; (2) the direction of interest rates; (3) fluctuations between interest rates and the cost of funds; (4) federal and state regulation on the Company's operations; (5) competition within the financial services industry; (6) the availability and cost of securitization transactions (7) continued dealer and broker relationships and (8) the impact of the automobile lending operations restructure.

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

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On April 30, 1998, the Company held its annual shareholders' meeting. There were 26,290,134 shares of common stock outstanding entitled to vote and a total of 25,829,617 shares (98%) were represented at the meeting in person or by proxy. The following summarizes vote results of proposals submitted to the Company's shareholders.

           1. Proposal to elect directors, each for a two-year term.

                                        FOR              WITHHELD
                                        ---              --------
           Ernest S. Rady             25,729,894            99,723
           Stanley E. Foster          25,729,794            99,823
           Judith M. Bardwick         25,692,643           136,974

           2. Proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 1998.

           FOR               AGAINST      WITHHELD        BROKER NON-VOTE
           ---               -------      --------        ---------------
           25,745,174        17,176       67,267

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        (a)      EXHIBITS

                 Exhibit 27 Financial Data Schedule for the Six Months Ended June 30, 1998

                 Exhibit 27.1 Restated Financial Data Schedule for the Year Ended December 31, 1996

                 Exhibit 27.2 Restated Financial Data Schedule for the Year Ended December 31, 1995

                 Exhibit 27.3 Restated Financial Data Schedule for the Nine Months Ended September 30, 1997

                 Exhibit 27.4 Restated Financial Data Schedule for the Six Months Ended June 30, 1997

                 Exhibit 27.5 Restated Financial Data Schedule for the Three Months Ended March 31, 1997

                 Exhibit 27.6 Restated Financial Data Schedule for the Nine Months Ended September 30, 1996

                 Exhibit 27.7 Restated Financial Data Schedule for the Six Months Ended June 30, 1996

                 Exhibit 27.8 Restated Financial Data Schedule for the Three Months Ended March 31, 1996


         (b)     REPORTS ON FORM 8-K

                 None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WESTCORP
--------------------------------------------------------------------------------
                                  (Registrant)





  Date:  August 12, 1998         By:/s/ JOY SCHAEFER
         -----------------          --------------------------------------------
                                    Joy Schaefer
                                    Senior Executive Vice President and
                                    Chief Operating Officer

  Date:  August 12, 1998         By:/s/ LEE A. WHATCOTT
         -----------------          --------------------------------------------
                                    Lee A. Whatcott
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

                 EXHIBIT
                 NUMBER                      DESCRIPTION
                 -------                     -----------

                  27 Financial Data Schedule for the Six Months Ended June 30, 1998

                  27.1 Restated Financial Data Schedule for the Year Ended December 31, 1996

                  27.2 Restated Financial Data Schedule for the Year Ended December 31, 1995

                  27.3 Restated Financial Data Schedule for the Nine Months Ended September 30, 1997

                  27.4 Restated Financial Data Schedule for the Six Months Ended June 30, 1997

                  27.5 Restated Financial Data Schedule for the Three Months Ended March 31, 1997

                  27.6 Restated Financial Data Schedule for the Nine Months Ended September 30, 1996

                  27.7 Restated Financial Data Schedule for the Six Months Ended June 30, 1996

                  27.8 Restated Financial Data Schedule for the Three Months Ended March 31, 1996