Form 10-Q
period 1998-09-30
WESTCORP /CA/
filed 1998-11-16
CIK 813461

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

As of October 31, 1998, the registrant had 26,474,807 outstanding shares of common stock, $1.00 par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 32.

                            WESTCORP AND SUBSIDIARIES

                                    FORM 10-Q

                               SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

                                 --------------

                                                                                         Page No.
                                                                                         --------
PART I.  FINANCIAL INFORMATION

   Item 1.        Financial Statements

                  Consolidated Statements of Financial Condition at
                  September 30, 1998 and December 31, 1997                                 3

                  Consolidated Statements of  Income (loss)  and Comprehensive Income
                  (loss) for the Three and Nine Months Ended September 30, 1998 and 1997   4

                  Consolidated Statements of Cash Flows for the Nine Months Ended
                  September 30, 1998 and 1997                                              5

                  Notes to Unaudited Consolidated Financial Statements                     6

   Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                      12

PART II. OTHER INFORMATION

   Item 1.        Legal Proceedings                                                        31

   Item 2.        Changes in Securities                                                    31

   Item 3.        Defaults Upon Senior Securities                                          31

   Item 4.        Submission of Matters to a Vote of Security Holders                      31

   Item 5.        Other Information                                                        31

   Item 6.        Exhibits and Reports on Form 8-K                                         31

SIGNATURES                                                                                 32


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            WESTCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                                          SEPTEMBER 30,       DECEMBER 31,
                                                                                             1998                1997
                                                                                          ----------          ----------
                                                                                              (DOLLARS IN THOUSANDS)
ASSETS
  Cash                                                                                    $   69,948          $   71,484
  Interest-bearing deposits with other financial institutions                                    507              15,510
  Other short-term investments                                                                16,840              84,136
  Investment securities available for sale                                                    77,816             123,409
  Mortgage-backed securities available for sale                                            1,075,736             941,448
  Loans receivable, net of allowance for loan losses of $35,129
     and $33,834, respectively                                                               821,226           1,126,322
  Loans held for sale                                                                      1,387,135             712,554
  Amounts due from trusts                                                                    312,748             295,123
  Retained interest in securitized assets                                                    157,106             181,177
  Capitalized servicing rights                                                                38,209              37,417
  Premises and equipment, net                                                                 84,468              89,791
  Real estate owned, net                                                                       5,117               6,336
  Federal Home Loan Bank stock                                                                30,778              25,762
  Other assets                                                                                22,470              18,396
                                                                                          ----------          ----------
                                                                                          $4,100,104          $3,728,865
                                                                                          ==========          ==========
LIABILITIES
  Deposits                                                                                $2,130,099          $2,000,896
  Securities sold under agreements to repurchase                                             343,291             287,071
  Short-term borrowings                                                                      369,058             191,880
  Federal Home Loan Bank advances                                                             84,882              84,971
  Amounts held on behalf of trustee                                                          518,080             488,654
  Other liabilities                                                                           57,773              57,909
                                                                                          ----------          ----------
                                                                                           3,503,183           3,111,381

SUBORDINATED DEBENTURES                                                                      240,110             239,195

MINORITY INTERESTS IN EQUITY OF SUBSIDIARIES                                                  23,788              29,538

SHAREHOLDERS' EQUITY
  Common stock, (par value $1.00 per share; authorized 45,000,000 shares; issued              26,397              26,279
     and outstanding 26,397,498 shares in 1998 and 26,278,593 shares in 1997)
  Additional paid-in capital                                                                 188,369             185,187
  Retained earnings                                                                          110,701             131,427
  Unrealized gains on securities available for sale and retained interests
     in securitized assets, net of income taxes                                                7,556               5,858
                                                                                          ----------          ----------
                                                                                             333,023             348,751
                                                                                          ----------          ----------
                                                                                          $4,100,104          $3,728,865
                                                                                          ==========          ==========


-------------------

See accompanying notes to unaudited consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
                           COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                     SEPTEMBER 30,
                                                           ------------------------------  ----------------------------------
                                                               1998              1997              1998              1997
                                                           ------------      ------------      ------------      ------------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income:
  Loans, including fees                                    $     49,457      $     49,452      $    138,594      $    140,477
  Mortgage-backed securities                                     16,725            17,976            49,255            51,059
  Investment securities                                           1,430             1,768             4,876             5,624
  Other                                                           1,903             2,104             6,337             5,228
                                                           ------------      ------------      ------------      ------------
TOTAL INTEREST INCOME                                            69,515            71,300           199,062           202,388

Interest expense:
  Deposits                                                       26,658            27,585            80,869            80,000
  Federal Home Loan Bank advances and other borrowings            8,876             9,672            25,216            25,414
  Securities sold under agreements to repurchase                  5,058             4,919            13,677            13,276
                                                           ------------      ------------      ------------      ------------
TOTAL INTEREST EXPENSE                                           40,592            42,176           119,762           118,690
                                                           ------------      ------------      ------------      ------------

NET INTEREST INCOME                                              28,923            29,124            79,300            83,698

Provision for loan losses                                         2,347             2,223            11,137             9,196
                                                           ------------      ------------      ------------      ------------
NET INTEREST INCOME AFTER
  PROVISION  FOR LOAN LOSSES                                     26,576            26,901            68,163            74,502

Noninterest income:
  Automobile lending                                             20,668            40,753            74,881           135,100
  Mortgage banking                                                5,065             6,194             9,174            18,352
  Investment and mortgage-backed
     securities (losses) gains                                     (280)            1,266             2,259             1,731
  Insurance income                                                1,404             1,856             4,174             4,436
  Real estate operations                                            217               587               (95)              (39)
  Rental operations                                                (368)              246              (934)              833
  Miscellaneous                                                     545             1,100             3,025             2,176
                                                           ------------      ------------      ------------      ------------
TOTAL NONINTEREST INCOME                                         27,251            52,002            92,484           162,589
                                                           ------------      ------------      ------------      ------------

Noninterest expense:
  Salaries and employee benefits                                 32,608            36,010           103,944           106,327
  Occupancy                                                       3,050             4,523            10,453            13,393
  Insurance                                                         514               485             1,410             1,234
  Restructuring charge                                            4,500                --            15,000                --
  Miscellaneous                                                  20,174            20,568            60,387            62,395
                                                           ------------      ------------      ------------      ------------
TOTAL NONINTEREST EXPENSE                                        60,846            61,586           191,194           183,349
                                                           ------------      ------------      ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES                                (7,019)           17,317           (30,547)           53,742
Income tax expense (benefit)                                     (2,816)            7,268           (12,658)           22,655
                                                           ------------      ------------      ------------      ------------

INCOME (LOSS) BEFORE MINORITY INTEREST                           (4,203)           10,049           (17,889)           31,087
Minority interest in earnings (losses) of subsidiaries             (329)            1,121            (2,430)            4,378
                                                           ------------      ------------      ------------      ------------

NET INCOME (LOSS)                                                (3,874)            8,928           (15,459)           26,709
                                                           ------------      ------------      ------------      ------------

OTHER COMPREHENSIVE INCOME (LOSS) NET OF INCOME TAXES:
Change in unrealized gains on securities available for
   sale and retained interests in securitized assets              3,288             1,514             1,698             3,283
Less: Reclassification adjustment for losses (gains)
     included in net income                                           4              (485)                4              (119)
                                                           ------------      ------------      ------------      ------------

COMPREHENSIVE INCOME (LOSS)                                $       (582)     $      9,957      $    (13,757)     $     29,873
                                                           ============      ============      ============      ============

NET INCOME (LOSS) PER COMMON SHARE:
  BASIC                                                    $      (0.15)     $       0.34      $      (0.59)     $       1.02
  DILUTED                                                         (0.15)             0.34             (0.59)             1.01

CASH DIVIDENDS DECLARED PER COMMON SHARE                   $       0.05      $       0.10      $       0.20      $       0.30

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
  BASIC                                                      26,418,856        26,226,853        26,344,430        26,128,550
  DILUTED                                                    26,418,856        26,488,219        26,344,430        26,331,254



-----------------------

  See accompanying notes to unaudited consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                         ------------------------
                                                                                            1998          1997
                                                                                         ---------      ---------
                                                                                          (Dollars in thousands)
OPERATING ACTIVITIES:
Net income (loss)                                                                        $ (15,459)     $  26,709
Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Provision for loan losses                                                              11,137          9,196
     Depreciation and amortization                                                          11,727         11,672
     Loss on disposal of assets, restructuring                                               6,847             --
     Gain on sale of investment securities and mortgage-backed securities                   (2,565)        (1,744)
     Gain on sale of loans                                                                 (32,948)       (38,755)
     Gain on sale of capitalized servicing                                                      --         (1,451)
     Gain on disposition of real estate owned                                               (1,869)        (2,259)
Net change in loans held for sale                                                         (641,633)      (224,574)
Net change in retained interest in securitized assets                                       26,363        (50,194)
Net change in capitalized servicing rights                                                    (792)        (6,439)
Minority interest in (loss) income of consolidated subsidiaries                             (2,430)         4,378
Other, net                                                                                  (7,641)        (1,374)
                                                                                         ---------      ---------
NET CASH USED IN OPERATING ACTIVITIES                                                     (649,263)      (274,835)

INVESTING ACTIVITIES:
Investment securities held to maturity:
   Purchases                                                                                    --         (1,640)
   Proceeds from maturities                                                                     --            103
Investment securities available for sale:
   Purchases                                                                               (44,419)       (29,937)
   Proceeds from sale                                                                       10,460             --
   Proceeds from maturities                                                                 81,535         48,000
Mortgage-backed securities held to maturity:
   Purchases                                                                                    --           (934)
   Payments                                                                                     --         47,502
Mortgage-backed securities available for sale:
   Purchases                                                                              (382,363)      (298,289)
   Proceeds from sale                                                                      121,406         94,776
   Payments                                                                                127,069         25,624
Net change in loans receivable                                                             282,385         31,149
Additions to premises and equipment                                                         (9,602)       (20,749)
Disposition of real estate owned                                                            14,947         16,896
Purchases of FHLB stock                                                                     (5,016)       (18,171)
Proceeds from sale of FHLB stock                                                                --          9,054
Increase in amounts due from trusts                                                        (17,625)       (67,630)
                                                                                         ---------      ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                        178,777       (164,246)

FINANCING ACTIVITIES:
Increase in deposits                                                                       129,203         63,874
Increase in securities sold under agreements to repurchase                                  56,220         15,676
Decrease  in FHLB advances, net                                                                (89)       (21,427)
Increase in short-term borrowings                                                          177,178         63,825
Increase in amounts held on behalf of trustee                                               29,426        120,419
Increase in subordinated debentures                                                             --        146,366
Proceeds from issuance of common stock                                                       3,300            845
Purchase of subsidiary common stock                                                         (2,479)        (2,462)
Cash dividends                                                                              (5,267)        (7,842)
Other financing activities                                                                    (841)        (2,024)
                                                                                         ---------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  386,651        377,250
                                                                                         ---------      ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                                      (83,835)       (61,831)
Cash and cash equivalents at beginning of period                                           171,130        137,782
                                                                                         ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $  87,295      $  75,951
                                                                                         =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
   Interest                                                                              $ 123,036      $ 118,080
   Income taxes                                                                              1,820          5,051

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:
  Acquisition of real estate acquired through foreclosure                                $  11,792      $ 144,447
  Loans to facilitate the sale of real estate owned                                             67          4,392
  Unrealized gains on securities available for sale and retained
     interests in securitized assets, net of income taxes                                    1,698          3,283


----------------

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Westcorp's annual report on Form 10-K for the year ended December 31, 1997.

Certain amounts from the 1997 Consolidated Financial Statements have been reclassified to conform to the 1998 presentation.

In June 1998, the FASB issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities". This statement provides guidance for the way public enterprises report information about derivatives and hedging in annual financial statements and in interim financial reports. The derivatives and hedging disclosure is required for financial statements for fiscal years beginning after June 15, 1999. The Statement will require Westcorp ("the Company") to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company.

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B - INVESTMENT SECURITIES AVAILABLE FOR SALE
Investment securities available for sale were as follows:


                                                                  SEPTEMBER 30, 1998
                                                 ------------------------------------------------------
                                                                   GROSS          GROSS
                                                 AMORTIZED       UNREALIZED      UNREALIZED      FAIR
                                                  COST             GAIN            LOSS          VALUE
                                                 ---------       ----------      ----------     -------
                                                                   (DOLLARS IN THOUSANDS)
U.S. Treasury securities and
   obligations of other U.S. Government
   agencies and corporations                     $74,010          $ 1,778          $--          $75,788
Obligations of states and political
   subdivisions                                    1,510               46           --            1,556
Other                                                472               --           --              472
                                                 -------          -------          ---          -------
                                                 $75,992          $ 1,824          $--          $77,816
                                                 =======          =======          ===          =======




                                                                      DECEMBER 31, 1997
                                                 --------------------------------------------------------------
                                                                     GROSS             GROSS
                                                 AMORTIZED         UNREALIZED        UNREALIZED         FAIR
                                                   COST              GAIN              LOSS             VALUE
                                                 --------          --------          --------          --------
                                                                     (DOLLARS IN THOUSANDS)
U.S. Treasury securities and
   obligations of other U.S. Government
   agencies and corporations                     $121,716          $    418          $    420          $121,714
Obligations of states and political
   subdivisions                                     1,511                21                --             1,532
Other                                                 163                --                --               163
                                                 --------          --------          --------          --------
                                                 $123,390          $    439          $    420          $123,409
                                                 ========          ========          ========          ========



NOTE C - MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE
Mortgage-backed securities available for sale were as follows:


                                                                   SEPTEMBER 30, 1998
                                          ----------------------------------------------------------------------
                                                                GROSS              GROSS
                                           AMORTIZED           UNREALIZED         UNREALIZED            FAIR
                                             COST                GAIN                LOSS               VALUE
                                          ----------          ----------          ----------          ----------
                                                                (DOLLARS IN THOUSANDS)
GNMA certificates                         $  938,795          $   16,768          $    8,229          $  947,334
FNMA participation certificates              118,118               1,917                   1             120,034
FHLMC participation certificates               5,208                  90                  17               5,281
Other                                          2,904                 270                  87               3,087
                                          ----------          ----------          ----------          ----------
                                          $1,065,025          $   19,045          $    8,334          $1,075,736
                                          ==========          ==========          ==========          ==========


                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                                                DECEMBER 31, 1997
                                    --------------------------------------------
                                                 GROSS       GROSS
                                    AMORTIZED   UNREALIZED  UNREALIZED   FAIR
                                      COST       GAIN         LOSS       VALUE
                                    --------    --------    --------    --------
                                               (DOLLARS IN THOUSANDS)
GNMA certificates                   $778,302    $ 12,710    $  4,070    $786,942
FNMA participation certificates      142,572         972          93     143,451
FHLMC participation certificates       8,188          42         105       8,125
Other                                  2,912          54          36       2,930
                                    --------    --------    --------    --------
                                    $931,974    $ 13,778    $  4,304    $941,448
                                    ========    ========    ========    ========




NOTE D - NET LOANS RECEIVABLE Net loans receivable consisted of the following:


                                        SEPTEMBER 30,         DECEMBER 31,
                                           1998                  1997
                                        -----------           -----------
                                             (DOLLARS IN THOUSANDS)
Real Estate:
   Mortgage                             $ 1,157,819           $ 1,529,764
   Construction                              17,233                15,835
                                        -----------           -----------
                                          1,175,052             1,545,599
   Undisbursed loan proceeds                 (7,444)               (6,711)
                                        -----------           -----------
                                          1,167,608             1,538,888
                                        -----------           -----------
  Consumer:
       Automobile loans                   1,060,060               253,455
       Other                                 12,373                57,759
       Unearned discounts                   (77,592)              (22,226)
                                        -----------           -----------
                                            994,841               288,988
                                        -----------           -----------
   Commercial                                59,095                41,668
                                        -----------           -----------
                                          2,221,544             1,869,544

Allowance for loan losses                   (35,129)              (33,834)
Net deferred loan costs                      21,946                 3,166
                                        -----------           -----------
                                          2,208,361             1,838,876
                                        -----------           -----------
Less:  Loans held for sale
   Mortgage                                 430,398               529,026
   Consumer                                 956,737               183,528
                                        -----------           -----------
                                          1,387,135               712,554
                                        -----------           -----------
                                        $   821,226           $ 1,126,322
                                        ===========           ===========





The increase in net automobile loans receivable is because the Company did not securitize automobile loans in the third quarter of 1998.

Loans serviced by the Company for the benefit of others totalled approximately $8.1 billion and $8.4 billion at September 30, 1998 and December 31, 1997, respectively. These amounts are not reflected in the accompanying Unaudited Consolidated Statements of Financial Condition.

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E - SECURITIZED ASSETS AND CAPITALIZED SERVICING RIGHTS

SFAS 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" requires that, following a transfer of financial assets, an entity recognizes the assets it controls and the liabilities it has incurred, and derecognize assets for which control has been surrendered and liabilities that have been extinguished. SFAS 125 defines two separate financial assets retained at the time of securitization or sale, retained interest in securitized assets ("RISA"), which represents the excess spread created from securitization or sale, and capitalized servicing rights ("CSR") which represent the benefit derived from retaining the rights to service loans securitized or sold. The Company did not separately recognize any CSR as of September 30, 1998 or December 31, 1997 with respect to securitized automobile loans but did recognize CSRs on mortgage loans for these periods. Previous accounting guidance did not separately distinguish these rights.

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

The following table presents the activity of the RISA:


                                                    THREE MONTHS                           NINE MONTHS
                                                       ENDED                                  ENDED
                                                    SEPTEMBER 30,                          SEPTEMBER 30,
                                            -----------------------------          ------------------------------
                                              1998                 1997                1998                 1997
                                            ---------           ---------           ---------           ---------
                                                                  (DOLLARS IN THOUSANDS)
Beginning balance                           $ 179,069           $ 159,487           $ 181,177           $ 121,597
Additions                                          --              31,977              55,058              83,359
Amortization                                  (24,318)            (19,734)            (81,421)            (33,165)
Change in unrealized gains on RISA              2,355                 605               2,292                 544
                                            ---------           ---------           ---------           ---------
Ending balance                              $ 157,106           $ 172,335           $ 157,106           $ 172,335
                                            =========           =========           =========           =========

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In initially valuing the RISA, the Company establishes an off-balance sheet allowance for expected future credit losses. The allowance is based upon historical experience and management's estimate of future performance regarding credit losses and includes an unallocated amount to reduce the likelihood of impairment of the RISA. The amount is reviewed periodically and adjustments are made if actual experience or other factors indicate that future performance may differ from management's prior expectations. The RISA decreased to $157 million from $172 million a year earlier due to higher amortization of RISA as a result of higher losses in the three and nine months ended September 30, 1998.

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

The following table sets forth the components of the RISA:


                                                                              SEPTEMBER 30,          DECEMBER 31,
                                                                                1998                    1997
                                                                              -----------            -----------
                                                                                    (DOLLARS IN THOUSANDS)
Estimated net undiscounted RISA earnings                                      $   335,235            $   438,190
Off-balance sheet allowance for losses                                           (160,733)              (236,796)
Discount to present value                                                         (17,396)               (20,217)
                                                                              -----------            -----------
Retained interest in securitized assets                                       $   157,106            $   181,177
                                                                              ===========            ===========

Outstanding balance of automobile loans sold through securitization           $ 3,270,871            $ 3,449,590

Off-balance sheet allowance for losses as a percent of automobile
  loans sold through securitizations                                                 4.91%                  6.86%





The decrease in the off-balance sheet allowance is due to lower potential future losses as a result of a declining sold portfolio because the Company did not securitize automobile loans in the third quarter of 1998. The Company believes that the off-balance sheet allowance for losses is currently adequate to absorb potential losses in the sold portfolio.

CAPITALIZED SERVICING RIGHTS

Capitalized servicing rights consisted of the following:



                                                          September 30,     December 31,
                                                              1998              1997
                                                          -------------     -------------
                                                              (DOLLARS IN THOUSANDS)
Purchased mortgage servicing rights                         $ 12,060           $ 14,695
Originated mortgage servicing rights                          29,972             26,161
Impairment allowance for mortgage servicing rights            (3,823)            (3,439)
                                                            --------           --------
                                                            $ 38,209           $ 37,417
                                                            ========           ========


                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company retains the rights to service most loans sold or securitized. CSR assets represent an allocation of the cost basis of loans sold between the CSR and the loans based upon their relative fair value at the date the loans are originated or purchased. The fair value of CSR is calculated by estimating future servicing revenues, including servicing fees, late charges, other ancillary income, and float benefit, less the cost to service loans.

During the three and nine months ended September 30, 1998, the Company's capitalized servicing rights totaled $3.9 million and $19.2 million compared to $7.0 million and $17.5 million for the comparable periods in 1997. The mortgage servicing rights are included in capitalized servicing rights and the amortization is a component of mortgage banking income in noninterest income.

The fair value of the CSR was $48.5 million and $42.8 million at September 30, 1998 and December 31, 1997, respectively. Fair value was determined based on the present value of estimated future earnings. Significant assumptions were based upon prepayment, default, servicing cost and discount rate. For the purpose of estimated fair value, CSR are stratified on the basis of loan type, loan coupon and loan term.

CSR are evaluated for impairment based on the excess of the carrying amount of the CSR over fair value.

The Company sold $7.5 million of its CSR in August 1998. The sale represented $736 million of the Company's servicing portfolio. In September 1998, the Company announced that it had signed a letter of intent to sell substantially all of its remaining mortgage servicing rights. The Company subsequently executed a definitive purchase and sale agreement for the sale of these servicing rights. The sale is pending related approvals and is expected to be completed during the fourth quarter of 1998.

Amortization of capitalized servicing rights is reflected as a component of mortgage banking income in noninterest income. Amortization expense for the three and nine months ended September 30, 1998 was $2.9 million and $11.6 million compared to $2.8 million and $6.4 million for the comparable periods of 1997.

NOTE F - DIVIDENDS

The Company paid a cash dividend of $0.10 per share on February 23, 1998 and a cash dividend of $0.05 per share on May 22, 1998 and August 17, 1998. On October 19, 1998, the Company announced a cash dividend of $0.05 per share for shareholders of record as of November 9, 1998 payable on November 16, 1998.

NOTE G - EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share is arrived at by dividing the weighted average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options.

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the computation of basic and diluted earnings per share:


                                                          THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                            SEPTEMBER 30,                              SEPTEMBER 30,
                                                -----------------------------------          -----------------------------------
                                                    1998                   1997                  1998                   1997
                                                ------------           ------------          ------------           ------------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BASIC

Net income (loss)                               $     (3,874)          $      8,928          $    (15,459)          $     26,709

Average common shares outstanding                 26,418,856             26,226,853            26,344,430             26,128,550

Net income (loss) per common share - basic      $      (0.15)          $       0.34          $      (0.59)          $       1.02

DILUTED

Net income (loss)                               $     (3,874)          $      8,928          $    (15,459)          $     26,709

Average common shares outstanding                 26,418,856             26,226,853            26,344,430             26,128,550
Stock option adjustment                                   --                261,366                    --                202,704
                                                ------------           ------------          ------------           ------------
Average common shares outstanding                 26,418,856             26,488,219            26,344,430             26,331,254
                                                ============           ============          ============           ============

Net income (loss) per common share - diluted    $      (0.15)          $       0.34          $      (0.59)          $       1.01



Options to purchase 645,655 of common stock at September 30, 1998 were not included in the computation of diluted earnings per share because the Company had a loss or the exercise prices of the options were greater than the average market price of the common share, and therefore, the effect would be antidilutive. The weighted average exercise price at September 30, 1998 and 1997 was $15.48 and $13.86, respectively, for the options outstanding.

NOTE H - COMPREHENSIVE INCOME

As of January 1, 1998 the Company adopted Statement of Financial Accounting Standards ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities which, prior to adoption, were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

During the three and nine months ended September 30, 1998, the Company had a pre-tax increase in unrealized gains on securities available for sale and retained interests in securitized assets of $5.7 million and $2.9 million, respectively, compared to a pre-tax increase of $2.6 million and $5.7 million for the comparable periods of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               FINANCIAL CONDITION

Total assets increased $371 million or 10.0% to $4.1 billion at September 30, 1998 from $3.7 billion at December 31, 1997. This increase is primarily the result of an increase in loans held for sale.

LOANS

Included in the portfolio are loans held for sale of which $430 million are mortgage loans secured primarily by single family residences and $957 million which are consumer loans secured by automobiles. Loans, net of unearned discounts and undisbursed loan proceeds, increased $0.4 billion or 20.1% from $1.8 billion at December 31, 1997 to $2.2 billion at September 30, 1998. The increase in loans is because the Company did not securitize automobile loans in the third quarter of 1998. In the past, the Company retained the servicing on substantially all loans sold and received a servicing fee therefrom. In September 1998, the Company announced that it would sell substantially all of its mortgage servicing rights. The transaction is expected to be completed in the fourth quarter of 1998.

Consumer loan originations increased by $88.6 million and $232 million to $702 million and $2.0 billion for the three and nine months ended September 30, 1998 from $614 million and $1.8 billion for the same periods in 1997. This represents a 14% and 13% increase in production for the respective periods. The Company completed securitization transactions totalling $1.2 billion during the first nine months of 1998. However, the Company did not execute a securitization transaction in the third quarter of 1998. This compares with $600 million and $1.7 billion for the three and nine months ended September 30, 1997. Because of the Company's liquidity position, the Company realized lower financing costs and wider interest margins by retaining contracts on the balance sheet at a time when asset-backed securitizations were adversely affected by wider spreads and higher pricing. The Company plans to continue to securitize automobile loans on a regular basis.

Real estate originations decreased $78.4 million and increased $560 million to $622 million and $2.2 billion for the three and nine months ended September 30, 1998 from $700 million and $1.7 billion for the same periods in 1997. This represents a 11% decrease and 33% increase in production for the respective periods. The following table sets forth the loan origination, purchase and sale activity of the Company for the periods indicated, excluding net deferred loan fees:

                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                  -----------------------------------------------------------------------------
                                                1998                                          1997
                                  ---------------------------------           ---------------------------------
                                    MORTGAGE              CONSUMER             MORTGAGE              CONSUMER
                                  -----------           -----------           -----------           -----------
                                                            (DOLLARS IN THOUSANDS)
Beginning balance                 $ 1,186,333           $   362,492           $ 1,533,273           $   320,894
Originations (1)                      622,060               702,360               700,496               613,769
Sales (2)                            (592,913)                   --              (520,245)             (600,000)
Principal reductions (3)              (47,872)              (70,011)             (105,376)              (27,300)
                                  -----------           -----------           -----------           -----------
Ending balance                    $ 1,167,608           $   994,841           $ 1,608,148           $   307,363
                                  ===========           ===========           ===========           ===========


                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                   ----------------------------------------------------------------------------
                                               1998                                         1997
                                   --------------------------------           ---------------------------------
                                   MORTGAGE              CONSUMER               MORTGAGE             CONSUMER
                                  -----------           -----------           -----------           -----------
                                                            (DOLLARS IN THOUSANDS)
Beginning balance                 $ 1,538,888           $   288,988           $ 1,438,892           $   284,858
Originations (1)                    2,232,052             2,030,945             1,672,513             1,799,184
Sales (2)                          (2,337,083)           (1,185,000)           (1,296,308)           (1,690,000)
Principal reductions (3)             (266,249)             (140,092)             (206,949)              (86,679)
                                  -----------           -----------           -----------           -----------
Ending balance                    $ 1,167,608           $   994,841           $ 1,608,148           $   307,363
                                  ===========           ===========           ===========           ===========

------------------------

(1)     Includes sales contracts purchased from automobile dealers.

(2) Loans sold or securitized for which the Company generally retains servicing.

(3)     Includes scheduled payments, prepayments and chargeoffs.

The Company's real estate loan portfolio (including those held for sale and excluding net deferred loan costs) consisted of the following:



                                                SEPTEMBER 30, 1998                      DECEMBER 31, 1997
                                          ----------------------------            ----------------------------
                                            AMOUNT                 %                AMOUNT                 %
                                          -----------            -----            -----------            -----
                                                                (DOLLARS IN THOUSANDS)
Single family residential loans:
    First trust deeds                     $   766,329             65.6%           $ 1,062,208             69.0%
    Second trust deeds                         38,987              3.3                 48,393              3.1
                                          -----------            -----            -----------            -----
                                              805,316             68.9              1,110,601             72.1
Multifamily residential loans                 345,972             29.6                410,139             26.7
Construction loans                             17,233              1.5                 15,835              1.0
Other                                           6,531              0.6                  9,024              0.6
                                          -----------            -----            -----------            -----
                                            1,175,052            100.6              1,545,599            100.4
Undisbursed loan proceeds                      (7,444)            (0.6)                (6,711)            (0.4)
                                          -----------            -----            -----------            -----
                                          $ 1,167,608            100.0%           $ 1,538,888            100.0%
                                          ===========            =====            ===========            =====


The following table sets forth information on the amount of fixed rate mortgage loans and adjustable rate mortgage loans, (excluding undisbursed loan proceeds and net deferred loan costs), in the Company's portfolio.


                                               SEPTEMBER 30, 1998                  DECEMBER 31, 1997
                                           --------------------------           --------------------------
                                             AMOUNT               %               AMOUNT              %
                                           ----------           -----           ----------           -----
                                                                (DOLLARS IN THOUSANDS)
Fixed rate loans                           $  348,722            29.9%          $  417,991            27.2%
Adjustable rate loans:
    Negative amortization                     554,447            47.5              707,431            46.0
    Without negative amortization             264,439            22.6              413,466            26.8
                                           ----------           -----           ----------           -----
                                           $1,167,608           100.0%          $1,538,888           100.0%
                                           ==========           =====           ==========           =====



The composition of the consumer loan portfolio, all of which is fixed rate, was as follows:

                                  SEPTEMBER 30, 1998                 DECEMBER 31, 1997
                               ------------------------           ------------------------
                                AMOUNT              %              AMOUNT             %
                               --------           -----           --------           -----
                                                   (DOLLARS IN THOUSANDS)
Automobile loans, net          $982,468            98.8%          $231,229            80.0%
Other                            12,373             1.2             57,759            20.0
                               --------           -----           --------           -----
                               $994,841           100.0%          $288,988           100.0%
                               ========           =====           ========           =====



The Company had outstanding commercial loans of $59.1 million at September 30, 1998 compared to $41.7 million at December 31, 1997. The Company originated $42.2 million of commercial loans for the quarter ended September 30, 1998 compared to $7.2 million for the comparable period in 1997. Though the Company continues to focus on expanding its commercial banking operations, it is not a significant source of revenue for the Company for the quarter ended September 30, 1998.

MORTGAGE-BACKED SECURITIES

During the first nine months of 1998, the Company purchased $382 million and sold $121 million of mortgage-backed securities ("MBS"). This is part of the Company's continuing strategy to increase net interest income.

ASSET QUALITY

DELINQUENCY

The percent of loans 60 days or more delinquent decreased to 0.7% of total loans at September 30, 1998 down from 0.9% at December 31, 1997. Delinquent loans by type of loan and as a percentage of loans by type are summarized as follows at September 30, 1998 and December 31, 1997:


                                                                            SEPTEMBER 30, 1998
                                                                       NUMBER OF DAYS DELINQUENT
                                         -------------------------------------------------------------------------------------
                                                60-89                         90 OR MORE                       TOTAL
                                         ---------------------           ---------------------           ---------------------
                                         AMOUNT             %            AMOUNT             %            AMOUNT            %
                                         -------           ---           -------           ---           -------           ---
                                                                        (DOLLARS IN THOUSANDS)
Single family residential loans          $ 2,389           0.3%          $ 6,812           0.9%          $ 9,201           1.2%
Multifamily residential loans                 --            --             1,037           0.3             1,037           0.3
Consumer                                   3,300           0.3             2,061           0.2             5,361           0.5
                                         -------           ---           -------           ---           -------           ---
                                         $ 5,689           0.3%          $ 9,910           0.4%          $15,599           0.7%
                                         =======           ===           =======           ===           =======           ===


                                                      DECEMBER 31, 1997
                                                 NUMBER OF DAYS DELINQUENT
                                   -------------------------------------------------------
                                       60-89             90 OR MORE             TOTAL
                                   --------------      ---------------      --------------
                                   AMOUNT      %       AMOUNT       %       AMOUNT     %
                                   -------    ---      -------     ---      -------    ---
                                                    (DOLLARS IN THOUSANDS)

Single family residential loans    $ 1,161    0.1%     $11,832     1.1%     $12,993    1.2%
Multifamily residential loans          350    0.1          588     0.1          938    0.2
Consumer                             2,093    0.7        1,067     0.4        3,160    1.1
Construction                            --     --          221     2.8          221    2.8
                                   -------    ---      -------     ---      -------    ---
                                   $ 3,604    0.2%     $13,708     0.7%     $17,312    0.9%
                                   =======    ===      =======     ===      =======    ===


NONPERFORMING ASSETS

Total nonperforming assets ("NPA") decreased $7.9 million or 29.2% to $19.0 million at September 30, 1998 compared to $26.9 million at December 31, 1997. At September 30, 1998, NPAs as a percentage of total assets decreased to 0.5% compared with 0.7% at December 31, 1997.

NPAs consist of nonperforming loans ("NPL") and real estate acquired through foreclosure ("REO"). REOs are carried at lower of cost or fair value less estimated disposition costs. NPLs are defined as all loans (other than consumer loans which are charged off at 120 days) on nonaccrual, which include all mortgage and commercial loans 90 days or more past due or impaired loans. When a loan is designated as nonaccrual, all previously accrued but unpaid interest is reversed. Interest on nonperforming loans excluded from interest income decreased to $0.5 million from $0.7 million for the nine months ended September 30, 1998 and 1997, respectively.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment based on, among other factors, the fair value of the loan's collateral. At September 30, 1998, impaired loans decreased to $4.3 million compared to $4.8 million at December 31, 1997.

NONPERFORMING LOANS

Nonperforming loans consisted of the following:

                                                         SEPTEMBER 30,        DECEMBER 31,
                                                             1998                 1997
                                                         -------------        ------------
                                                               (DOLLARS IN THOUSANDS)
      Unimpaired loans placed on nonaccrual                $ 8,804              $14,979
      Impaired loans                                         4,338                4,806
                                                           -------              -------
                                                           $13,142              $19,785
                                                           =======              =======

Nonperforming loans by loan type consisted of the following:

                                                  SEPTEMBER 30,         DECEMBER 31,
                                                     1998                   1997
                                                  ------------          ------------
                                                        (DOLLARS IN THOUSANDS)
      Single family residential loans               $ 6,488               $13,309
      Multifamily 5-36 units                          2,103                 2,251
      Multifamily 37+ units                           3,784                 3,866
      Other                                             767                   359
                                                    -------               -------
                                                    $13,142               $19,785
                                                    =======               =======

The migration of nonperforming loans from December 31, 1997 to September 30, 1998 is shown below:

                                            SINGLE
                                            FAMILY      MULTIFAMILY   MULTIFAMILY
                                TOTAL      1-4 UNITS    - 36 UNITS     37+ UNITS      OTHER
                               --------    ---------    -----------   ------------   --------
                                                   (DOLLARS IN THOUSANDS)
Balance, December 31, 1997     $ 19,785    $ 13,309     $  2,251          $  3,866   $    359
New nonperforming loans          13,601       8,735        2,669                --      2,197
REO                              (9,617)     (7,770)        (974)               --       (873)
Cures and payoffs                (9,829)     (7,689)      (1,843)              (82)      (215)
Chargeoffs                         (798)        (97)          --                --       (701)
                               --------    --------     --------          --------   --------
Balance, September 30, 1998    $ 13,142    $  6,488     $  2,103          $  3,784   $    767
                               ========    ========     ========          ========   ========



REAL ESTATE OWNED


                                            SINGLE
                                            FAMILY      MULTIFAMILY   MULTIFAMILY
                                TOTAL      1-4 UNITS    - 36 UNITS     37+ UNITS      OTHER
                               --------    ---------    -----------   ------------   --------
                                                   (DOLLARS IN THOUSANDS)
Balance, December 31, 1997     $  7,120    $  5,148     $  1,693          $--        $    279
New REO                          11,578       9,325        1,654           --             599
Sales                           (13,144)     (9,659)      (2,763)          --            (722)
Writedowns                          347        (219)         722           --            (156)
                               --------    --------     --------          ---        --------
Balance, September 30, 1998    $  5,901    $  4,595     $  1,306          $--        $     --
                               ========    ========     ========          ===        ========


Assets secured by single family residential properties comprised the largest portion of nonperforming assets although no single loan or series of such loans predominate. As of September 30, 1998, $6.5 million or 49% of NPLs and $4.6 million or 78% of REOs were secured by single family residential properties. The Company had allowance for real estate losses of $784 thousand at September 30, 1998 and December 31, 1997.

ALLOWANCE FOR LOAN AND REAL ESTATE LOSSES

Consistent with loan volume, loan sales, losses, nonaccrual loans and other relevant factors, the Company increased its allowance for loan losses to $35.1 million at September 30, 1998 compared to $33.8 million at December 31, 1997 as a result of higher losses on automobile loans. While the Company's portfolio consists primarily of single family loans, no single loan, borrower or series of loans comprise a significant portion of the total portfolio. The provision and allowance for loan losses are indicative of loan volumes, loss trends and management's analysis of market conditions. The allowance for loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the loan portfolio.

The following table presents summarized data relative to the allowance for loan losses:


                                                                             SEPTEMBER 30,          DECEMBER 31,
                                                                                 1998                  1997
                                                                             ------------           ------------
                                                                                  (DOLLARS IN THOUSANDS)
Total loans (1)                                                              $  2,221,544           $  1,869,544
Allowance for loan losses                                                          35,129                 33,834
Allowance for real estate losses                                                      784                    784
Loans past due 60 days or more                                                     15,599                 17,312
Nonperforming loans                                                                13,142                 19,785
Nonperforming assets (2)                                                           19,044                 26,905
Allowance for loan losses as a percent of:
    Total loans (1)                                                                   1.6%                   1.8%
    Loans past due 60 days or more                                                  225.2                  195.4
    Nonperforming loans                                                             267.3                  171.0
Total allowance for loan losses and real estate losses as a percent
   of nonperforming assets                                                          188.6                  128.7
Nonperforming loans as a percent of total loans                                       0.6                    1.1
Nonperforming assets as a percent of total assets                                     0.5                    0.7
Loans past due 60 days or more as a percent of total loans                            0.7                    0.9


-------------------

(1)     Loans, net of unearned discounts and undisbursed loan proceeds.

(2)     Nonperforming loans and real estate owned.

The following table sets forth the activity in the allowance for loan losses:


                                                     THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,                         SEPTEMBER 30,
                                               ----------------------------            ----------------------------
                                                 1998                1997                1998                1997
                                               --------            --------            --------            --------
                                                                      (DOLLARS IN THOUSANDS)
Balance at beginning of period                 $ 35,747            $ 36,616            $ 33,834            $ 40,211
Chargeoffs:
    Mortgage loans                               (1,046)             (2,187)             (3,184)             (7,426)
    Consumer loans                               (3,352)             (3,138)             (9,894)             (9,947)
                                               --------            --------            --------            --------
                                                 (4,398)             (5,325)            (13,078)            (17,373)

Recoveries:
    Mortgage loans                                  383                   1                 402                  16
    Consumer loans                                1,050               1,018               2,834               3,154
                                               --------            --------            --------            --------
                                                  1,433               1,019               3,236               3,170
                                               --------            --------            --------            --------
Net chargeoffs                                   (2,965)             (4,306)             (9,842)            (14,203)
Adjustments                                          --                 (16)                 --                (687)
Provision for loan losses                         2,347               2,223              11,137               9,196
                                               --------            --------            --------            --------
Balance at end of period                       $ 35,129            $ 34,517            $ 35,129            $ 34,517
                                               ========            ========            ========            ========

Ratio of net chargeoffs during period
    to average loans outstanding
   during the period (annualized)                  0.63%               0.84%               0.69%               0.96%
                                               ========            ========            ========            ========




                              RESULTS OF OPERATIONS

SUMMARY

The Company reported net losses of $3.9 million or $0.15 per diluted share and $15.5 million or $0.59 per diluted share for the three and nine months ended September 30, 1998, compared to net income of $8.9 million or $0.34 per diluted share and $26.7 million or $1.01 per diluted share for the comparable periods of 1997. The net loss for the quarter was the result of a $4.5 million restructuring charge related to the Company's restructuring plans of its automobile lending subsidiary and because the Company did not execute an automobile loan backed securitization during the quarter. The Company did not recognize any gain on sale as a result of not securitizing in the third quarter, which negatively impacted the timing of revenue recognition.

NET INTEREST INCOME

Net interest income was $28.9 million and $79.3 million for the three and nine months ended September 30, 1998, compared to $29.1 million and $83.7 million for the same periods in 1997.

The total interest rate spread increased 29 basis points for the three months ended September 30, 1998, compared to the same period of 1997 due to a increase of 22 basis points in the yield on interest earning assets and a decrease in the cost of funds of 7 basis points. The increase in the yield on interest earning assets is due to the increase in the relative amount of automobile loans held on balance sheet. The decrease in the cost of interest bearing liabilities is the result of a 29 basis point decline in the cost of deposits. This is due to lower rates paid on certificates of deposits, as well as increases in the balances of commercial and retail demand deposit accounts.

Interest rates for interest earning assets and liabilities for the three and nine months ended September 30, 1998 and 1997 are summarized as follows:


                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                                      ------------------------        ----------------------
                                                       1998            1997            1998            1997
                                                      ------          ------          ------          ------
                                                      YIELD/          YIELD/          YIELD/          YIELD/
                                                       RATE            RATE            RATE            RATE
                                                      -----           -----           -----           -----

Interest  earning assets:
    Investment securities(1)                           5.45%           5.41%           5.45%           5.47%
    Mortgage-backed securities(1)                      6.59            7.26            6.75            7.31
    Other investments                                  4.99            6.36            5.47            5.83

Loans:
    Consumer                                          14.86           15.90           15.39           15.97
    Mortgage(2)                                        7.81            7.82            7.61            7.76
    Commercial                                         8.58            8.79            8.58            8.65
                                                      -----           -----           -----           -----
Total interest earning assets                          8.83            8.61            8.46            8.55

Interest bearing liabilities:
    Deposits                                           5.21            5.50            5.28            5.53
    Subordinated debentures                            8.95            8.93            8.95            8.87
    Securities sold under agreements
      to repurchase                                    5.95            5.53            5.86            5.49
    FHLB advances and other borrowings                 7.38            6.36            7.53            6.34
                                                      -----           -----           -----           -----
Total interest bearing liabilities                     5.77            5.84            5.80            5.79
                                                      -----           -----           -----           -----

Interest rate spread                                   3.06%           2.77%           2.66%           2.76%
                                                      =====           =====           =====           =====

Net yield on average interest earning assets           3.70%           3.56%           3.35%           3.53%
                                                      =====           =====           =====           =====


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

The Company also originates fixed-rate automobile loans. To minimize interest rate risk associated with its automobile loan portfolio, the Company generally sells substantially all of its automobile loan production in securitization transactions in which it has retained the servicing rights. The interest rate passed through to the purchasers of those automobile loans is fixed, which provides off-balance sheet matched funding for the majority of the Company's automobile loans. At September 30, 1998, the Company serviced $3.3 billion in automobile loans for others.

Approximately 24% of the Company's other borrowed funds at September 30, 1998 had fixed rates and maturities greater than one year. Of that amount, 97% were subordinated debentures redeemable in three and seven years and maturing in nine and ten years.

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

The Company has entered into or committed to interest rate caps, floors and swaps as hedges against market value changes in designated portions of its MBS. At September 30, 1998, cap agreements with notional amounts totalling $540 million, a floor agreement of $150 million and a swap agreement of $50 million were outstanding. The cap agreements have strike rates that range from 6.0% to 8.0% and expire between April, 2001 and March, 2008. The floor agreement has a strike rate of 5.75% and expires in April, 2003. The swap has a pay rate of 5.895% and expires in December, 2002. The Company uses only counterparties with high credit ratings and further reduces its risk by avoiding any material concentration with a single counterparty. Credit exposure is limited to those agreements with a positive fair value and only to the extent of that fair value.

The Company's hedging strategy for its automobile loan production includes the use of forward agreements. The Company enters into these agreements in numbers and amounts which generally correspond to the principal amount of the sale and/or securitization transactions. The market value of these forward agreements is designed to respond inversely to the market value changes of the underlying loans. Because of this inverse relationship, the Company can effectively lock in its gain and/or gross interest rate spread at the time of the hedge transaction. Gains and losses relative to these agreements are deferred and recognized in full at the time of loan sale and/or securitization as an adjustment to the gain or loss on the sale of loans. The Company uses only highly rated counterparties and further reduces its risk by avoiding any material concentration with a single counterparty. Credit exposure is limited to those agreements with a positive fair value and only to the extent of that fair value. At September 30, 1998, the Company held forward agreements with a notional amount outstanding of $928 million.

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

The following table illustrates the projected interest rate maturities, based upon certain assumptions, regarding the major asset and liability categories of the Company at September 30, 1998. The interest rate sensitivity of the Company's assets and liabilities illustrated in the following table could vary substantially if different assumptions were used or actual experience differs from the assumptions set forth.

                       INTEREST RATE SENSITIVITY ANALYSIS
                              AT SEPTEMBER 30, 1998

                                                                                  3 YEARS
                                        WITHIN       3 MONTHS      1 YEAR TO        TO         AFTER 5
                                       3 MONTHS      TO 1 YEAR      3 YEARS       5 YEARS       YEARS         TOTAL
                                      -----------   -----------   -----------   -----------   -----------   -----------
                                                                   (DOLLARS IN THOUSANDS)
Interest earning assets:
Investment securities                 $        --   $    25,298   $    40,436   $    10,241   $     1,841   $    77,816
Other investments                          17,050           297            --            --            --        17,347
Mortgage-backed securities                 73,461       188,479       333,245       184,913       295,638     1,075,736
Consumer loans(1)                          69,165       253,339       442,443       220,890         9,005       994,842
Mortgage loans:
  Adjustable rate(2)                      624,454       184,643            --            --            --       809,097
  Fixed rate(2)                            35,965        42,236        86,212        58,576       125,733       348,722
Construction(2)                             9,789            --            --            --            --         9,789
Commercial                                 47,298         8,740           758         2,005           294        59,095
                                      -----------   -----------   -----------   -----------   -----------   -----------
Total interest earning assets             877,182       703,032       903,094       476,625       432,511     3,392,444

Interest bearing liabilities:
Deposits:
  Savings accounts(3)                       3,426         8,889         3,626            --            --        15,941
  Money market deposit
    accounts(3)                            27,603       109,288       121,313            --            --       258,204
  Certificate of deposit accounts(4)      763,163       829,905       112,769        40,380             7     1,746,224
  Securities sold under agreements
  to repurchase                           343,291            --            --            --            --       343,291
FHLB advances(4)                           70,008         6,540           116         6,633         1,585        84,882
Subordinated debentures                        --            --            --        92,812       147,298       240,110
Other borrowings(4)                       362,543            --         6,516            --            --       369,059
                                      -----------   -----------   -----------   -----------   -----------   -----------

Total interest bearing liabilities      1,570,034       954,622       244,340       139,825       148,890     3,057,711
                                      -----------   -----------   -----------   -----------   -----------   -----------
Excess interest earning assets
  (liabilities)                          (692,852)     (251,590)      658,754       336,800       283,621       334,733
Effect of hedging activities              440,000      (100,000)     (100,000)     (165,000)      (75,000)
                                      -----------   -----------   -----------   -----------   -----------   -----------
Hedged excess (deficit)               $  (252,852)  $  (351,590)  $   558,754   $   171,800   $   208,621   $   334,733
                                      ===========   ===========   ===========   ===========   ===========   ===========

Cumulative excess (deficit)           $  (252,852)  $  (604,442)  $   (45,688)  $   126,112   $   334,733   $   334,733
                                      ===========   ===========   ===========   ===========   ===========   ===========

Cumulative excess as a
  percentage of total interest
  earning assets                            (7.45)%      (17.82)%       (1.35)%        3.72%         9.87%         9.87%


---------------

(1) Based on contractual maturities adjusted by the Company's historical prepayment rate.

(2)     Based on interest rate repricing adjusted for projected prepayments.

(3)     Based on assumptions established by the Office of Thrift Supervision
        ("OTS").

(4)     Based on contractual maturity.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three and nine months ended September 30, 1998 was $2.3 million and $11.1 million compared to $2.2 million and $9.2 million for the same periods in 1997. The increase for the nine months ended September 30, 1998 compared to the same period of 1997 is the result of a $3.0 million increase in on-balance sheet allowance for loan losses as a result of the restructuring of the automobile lending business in the first quarter of 1998.

NONINTEREST INCOME

Noninterest income totaled $27.3 million for the third quarter of 1998 compared with $52.0 million a year earlier. During the nine months ended September 30, 1998, noninterest income declined to $92.5 million from $163 million for the comparable period of 1997. The decline is primarily due to lower automobile lending income because the Company did not securitize automobile loans in the third quarter of 1998 and higher automobile loan losses as well as lower mortgage banking income due to the write-down of the Company's mortgage servicing assets as a result of the pending sale and accelerated mortgage prepayments.

AUTOMOBILE LENDING

The Company originates and subsequently sells automobile loans in the secondary market with servicing rights retained. Income from automobile lending includes gain from the sale of loans, as well as retained interest and contractual servicing income and other related income such as dealer acquisition fees and late charges. Retained interest income represents excess spread earned on securitized automobile loans less any losses not absorbed by the off-balance sheet allowance for losses. For the three and nine months ended September 30, 1998, automobile lending generated income of $20.7 million and $74.9 million compared to $40.8 million and $135 million for the same periods of 1997.

The Company has centralized its credit risk management functions. This centralized area is responsible for setting and monitoring credit policy, through reunderwriting, for the entire automobile lending business and oversees the development and implementation of the Company's computerized credit scoring system. The credit scorecard system was fully implemented in the third quarter of 1998. This system will aid underwriters in making lending decisions so that rate, term and loan to value ratio can be adequately balanced against the assessed credit risk.

The Company did not recognize any gain on sale in the third quarter compared with an $12.0 million gain in the third quarter of 1997. For the nine month period ended September 30, 1998, gain on sale was $19.1 million compared to $25.8 million for the same period of 1997. The decrease is because the Company did not securitize automobile loans in the third quarter of 1998 which negatively impacted the timing of revenue recognition. However, because of the Company's liquidity position, it realized lower financing costs and wider interest margins by retaining contracts on the balance sheet at a time when asset-backed securitization transactions were adversely affected by wider spreads and higher pricing. Gross interest rate spread is affected by product mix, general market conditions and overall market interest rates. The risks inherent in interest rate fluctuations are reduced through hedging activities.

Retained interest and contractual servicing income totalled $12.3 million and $29.7 million for the three and nine months ended September 30, 1998, compared to $19.5 million and $82.4 million for the comparable periods of 1997 due to lower retained interest income and higher amortization of retained interests in securitized assets as a result of higher loan losses. The Company serviced $3.2 billion of consumer loans for others at September 30, 1998 compared to $3.4 billion at September 30, 1997.

Automobile lending income for the three and nine months ended September 30, 1998 and 1997 is summarized as follows:


                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                           --------------------------          --------------------------
                                             1998              1997              1998              1997
                                           --------          --------          --------          --------
                                                              (DOLLARS IN THOUSANDS)
Gain on sale of automobile loans           $     --          $ 12,004          $ 19,133          $ 25,839
Retained interest and contractual
  servicing income                           12,266            19,547            29,710            82,392
Other fee income                              8,402             9,202            26,038            26,869
                                           --------          --------          --------          --------
                                           $ 20,668          $ 40,753          $ 74,881          $135,100
                                           ========          ========          ========          ========

MORTGAGE BANKING

The Company originates mortgage loans for sale in the secondary market. Mortgage banking operations include gains and losses on the sale of loans, loan servicing income net of amortization of capitalized servicing rights and other income (primarily late charges). During the three and nine months ended September 30, 1998, mortgage banking generated income of $5.1 million and $9.2 million compared to $6.2 million and $18.4 million for the comparable periods of 1997. The Company's mortgage banking results were directly impacted by the declining interest rate environment that has caused higher prepayments which in turn has accelerated the amortization of the Company's capitalized servicing assets. Gains on sale of mortgage loans for the three and nine months ended September 30, 1998 totalled $7.5 million and $13.8 million compared to $5.4 million and $13.3 million for the same periods in 1997. Net loan servicing loss was $3.0 million and $6.5 million for the three and nine months ended September 30, 1998 compared to net loan servicing income of $0.2 million and $3.3 million for the comparable periods of 1997. During the month of September, the Company signed a letter of intent to sell substantially all of its mortgage servicing rights. The Company plans to complete the sale during the fourth quarter of 1998.

Mortgage banking income for the three and nine months ended September 30, 1998 and 1997 is summarized as follows:


                                            THREE MONTHS ENDED                   NINE MONTHS ENDED
                                               SEPTEMBER 30,                       SEPTEMBER 30,
                                        ---------------------------          ---------------------------
                                          1998               1997              1998               1997
                                        --------           --------          --------           --------
                                                           (DOLLARS IN THOUSANDS)
Gain on sale of mortgage loans          $  7,507           $  5,369          $ 13,815           $ 13,328
Loan servicing income (loss)              (3,042)               212            (6,540)             3,335
Other fee income                             600                613             1,899              1,689
                                        --------           --------          --------           --------
                                        $  5,065           $  6,194          $  9,174           $ 18,352
                                        ========           ========          ========           ========

OTHER

Other sources of income include insurance income and real estate operations. Insurance income is generated primarily from commissions earned on the sale of loan-related insurance products as well as insurance-related investment products. Insurance income for the three and nine months ended September 30, 1998 totaled $1.4 million and $4.2 million compared to $1.9 million and $4.4 million for the same periods in 1997.

Real estate operations include the ongoing costs of operation and disposition associated with the Company's REOs. Real estate operations had income of $0.2 million and a loss of $0.1 million for the three and nine months ended September 30, 1998 compared to income of $0.6 million and a loss of $39 thousand for the same periods in 1997.

NONINTEREST EXPENSE

Noninterest expense consists of salaries and employee benefits, occupancy, data processing expense, insurance, restructuring charge and other miscellaneous expenses. Noninterest expense decreased to $60.8 million and increased to $191 million for the three and nine months ended September 30, 1998 compared to $61.6 million and $183 million for the same periods in 1997. The increase for the nine months ended September 30, 1998 is primarily due to a $15.0 million restructuring charge related to the automobile lending business discussed in the restructuring paragraph below. The ratio of noninterest expenses to average serviced assets was 0.73% and 0.72% for the three and nine months ended September 30, 1998 compared to 2.1% and 2.5% for the same periods in 1997.

RESTRUCTURING

During the third quarter of 1998, the Company completed the restructuring of its automobile lending operations in the Central and Eastern United States, patterned after the restructuring of the Company's automobile lending offices in the Western United States which occurred in the first quarter of 1998. As part of the restructuring in the third quarter, the Company recorded a pre-tax restructuring charge of $4.5 million, which brings the total pre-tax restructuring charge for the nine months ended September 30, 1998 to $15.0 million. Restructuring related costs included $1.8 million for employee severance and $13.2 million for lease termination fees and asset disposition. This completes the Company's restructuring of its automobile lending operations. As a result of these programs, a total of 400 positions, or 19% of the Company's workforce were eliminated and 96 offices were closed. The restructuring programs are designed to save up to $22.0 million annually in expenses.

INCOME TAXES

The effective tax rate for the nine months ended September 30, 1998 and 1997 was 41.1% and 42.2% respectively.

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

The Company's wholly-owned subsidiary, Western Financial Bank receives long term deposit and subordinated debt ratings. In November 1998, Moodys downgraded the long term deposit (to Ba3 from Ba2), issuer (to B1 from Ba3) and subordinated debt (to B2 from B1) ratings of the Bank. This downgrade could result in higher future financing costs.

The Company uses its funds to meet its business needs which include funding new and maturing certificates of deposit, savings, money market and demand deposit withdrawals, repaying borrowings, funding loan and investment commitments, meeting operating expenses and maintaining minimum regulatory liquidity and capital levels. Office of Thrift Supervision ("OTS") regulations require the Company, as a savings association, to maintain a specified level of liquid assets such as cash and short-term U.S. government and other qualifying securities. Such liquid assets must not be less than 4.0% for September 1998 and December 1997 of the Company's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At September 30, 1998 and December 31, 1997, such ratios were 6.4% and 9.1%, respectively.

For the year ended September 30, 1998, net cash used by operating activities was $649 million compared to $275 million for the year ended September 30, 1997. The major component of cash flows related to operating activities was cash outflows due to net change in loans held for sale. There was a net outflow of $642 million for the quarter ended September 30, 1998 compared to $225 million for the year ended September 30, 1997 due to more automobile loans held on balance sheet because the Company did not securitize automobile loans in the third quarter of 1998.

Net cash provided by investing activities for the year ended September 30, 1998 was $179 million compared to net cash used in investing activities of $164 million for the year ended September 30, 1997. The major components related to investing activities was due to a decrease in loans receivable of $282 million for the year ended September 30, 1998 compared to $31.1 million for the year ended September 30, 1997.

The Company's net cash provided by financing activities during the year ended September 30, 1998, was $387 million compared to $377 million for the year ended September 30, 1997 due to an increase in short term borrowings.

The Bank, a federally chartered savings bank, is subject to certain minimum capital requirements imposed by the Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FDICIA separates all financial institutions into one of five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." In order to be considered "well capitalized," an institution must have a total risk-based capital ratio of 10% or greater, a Tier 1 (i.e., core) risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater and not be subject to any OTS order. The Bank currently meets all of the requirements of a "well capitalized" institution. Its regulatory capital position at September 30, 1998 for this purpose, was as follows:

                                                                                         TIER 1
                                                   TANGIBLE            CORE              RISK-BASED         RISK-BASED
                                                   CAPITAL            CAPITAL            CAPITAL            CAPITAL
                                                   --------           --------           --------           --------
SEPTEMBER 30, 1998                                                       (DOLLARS IN THOUSANDS)
Actual Capital:
  Amount                                           $343,932           $343,932           $343,932           $601,544
  Capital ratio                                        8.36%              8.36%              6.29%             11.00%
FIRREA minimum required capital:
  Amount                                           $ 61,740           $123,481                N/A           $437,499
  Capital ratio                                        1.50%              3.00%               N/A               8.00%
  Excess                                           $282,192           $220,451                N/A           $164,045
FDICIA well capitalized required capital:
  Amount                                                N/A           $205,801           $328,124           $546,875
  Capital ratio                                         N/A               5.00%              6.00%             10.00%
  Excess                                                N/A           $138,131           $ 15,808           $ 54,671

DECEMBER 31, 1997
Actual Capital:
  Amount                                           $355,650           $355,650           $352,123           $639,937
  Capital ratio                                        9.48%              9.48%              6.74%             12.24%
FIRREA minimum required capital:
  Amount                                           $ 56,249           $112,498                N/A           $418,115
  Capital ratio                                        1.50%              3.00%               N/A               8.00%
  Excess                                           $299,401           $243,152                N/A           $221,822
FDICIA well capitalized required capital:
  Amount                                                N/A           $188,574           $313,587           $522,644
  Capital ratio                                         N/A               5.00%              6.00%             10.00%
  Excess                                                N/A           $167,076           $ 38,536           $117,293


The following table reconciles the Bank's capital in accordance with generally accepted accounting principles ("GAAP") to the Bank's tangible, core and risk-based capital as of September 30, 1998 and December 31, 1997.


                                                           SEPTEMBER 30,       DECEMBER 31,
                                                             1998                1997
                                                           ---------           ------------
                                                              (DOLLARS IN THOUSANDS)
Bank shareholder's equity-GAAP basis                       $ 336,608           $ 345,426
Adjustments for tangible and core capital:
  Unrealized gains under SFAS 115                             (7,556)             (5,858)
  Non-permissible activities(1)                               (5,062)            (10,222)
  Disallowed capitalized servicing rights                     (3,821)             (3,234)
  Minority interest in equity of subsidiaries                 23,763              29,538
                                                           ---------           ---------
Tier 1 (core) capital                                        343,932             355,650
Adjustments for risk-based capital:
  Subordinated debentures(2)                                 224,824             256,311
  General loan valuation allowance(3)                         32,788              31,503
  Equity investments and other assets required to
     be deducted(4)                                               --              (3,527)
                                                           ---------           ---------
  Risk-based capital                                       $ 601,544           $ 639,937
                                                           =========           =========


------------------------

(1)     Does not include minority interest in joint venture subsidiaries.

(2) Maximum includable is 40% of risk-based capital and excludes issue costs.

(3)     Limited to 1.25% of risk-weighted assets.

(4)     Amount is deducted from core capital at December 31, 1997.

YEAR 2000

During 1997, the Company began a formal risk evaluation of potential Year 2000 issues. The Year 2000 issue arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail and create erroneous results. The outcome of the risk evaluation was the formation of a Year 2000 Committee that consists of officers and employees of the Company. In addition, there is a committee that consists of directors that provide oversight and direction to the Year 2000 Committee. The purpose of this committee is to assess all risks, analyze current systems, coordinate upgrades and replacements, and report current and projected status of all known Year 2000 compliance issues.

The Bank, a federally chartered savings bank, is subject to supervision and regulation by the Office of Thrift Supervision ("OTS"). As such, the Bank's compliance to Year 2000 issues are subject to the examination by the OTS.

The Company has initiated a five-phase program to address the issues related to the Year 2000 and the impact on the Company's information and non-information technology systems. In addition, as part of the program the Company is in contact with its principal vendors to assess whether their Year 2000 issues, if any, will affect the Company.

The Company, in phase one, identified Year 2000 issues and created a plan. In phase two, the Company took inventory of the systems and programs affected by the Year 2000 issues. Currently, the Company is in the third and fourth phases of its Year 2000 plan. In these phases, the Company is insuring that the systems have been fixed and will test these systems for Year 2000 readiness. It is estimated the third and fourth phases will be completed by June 1999. The final phase implements the tested Year 2000 compliant systems. This phase is estimated to begin in June 1999 and completed by September 1999.

The Company's replacement or remedied costs for Year 2000 compliance issues expense is estimated at approximately $1.7 million, which the Company will expense as incurred. This estimated cost consists primarily of software upgrades that include new features which are combined with Year 2000 corrections. The Company's inception to date Year 2000 cost in approximately $0.8 million

Due to the uncertainty and lack of current disclosure by the electrical utility industry regarding the progress toward becoming Year 2000 compliant, the Company estimates that the worst case Year 2000 scenario would be a possible discontinuance of electrical power. In the event of an electrical power failure, the Company has the capability to run its information systems at the corporate location on diesel powered generators. There is no guarantee, however, that all issues will be foreseen and corrected, or that no material disruption of our business will occur.

                           FORWARD-LOOKING STATEMENTS

The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations section contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a new "safe harbor" for certain forward-looking statements. This Form 10-Q contains forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The forward-looking terminology such as "believe", "expect", "design", "anticipate", "intend", "may", "will", "should", "estimate", "continue" and/or the negative thereof or other comparable expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The most significant among these risks and uncertainties are (1) the level of chargeoffs, (2) the Company's ability to achieve adequate volumes and interest rate spreads, (3) the continued availability of liquidity sources, (4) the level of operating costs and (5) the impact of the Year 2000.

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

           None


ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)   EXHIBITS

           Exhibit 27 Financial Data Schedule for the Nine Months Ended September 30, 1998

     (b)   REPORTS ON FORM 8-K

           None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  WESTCORP
                                        ----------------------------------------
                                                (Registrant)





 Date:  November 11, 1998               By: /s/ JOY SCHAEFER
        --------------------------         -------------------------------------
                                           Joy Schaefer
                                           Senior Executive Vice President and
                                           Chief Operating Officer

 Date:  November 11, 1998               By: /s/ LEE A. WHATCOTT
        --------------------------         -------------------------------------
                                           Lee A. Whatcott
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                                  EXHIBIT INDEX

Exhibit
Number         Description
------         -----------
27             Financial Data Schedule for the Nine Months Ended
               September 30, 1998
