Form 10-K
period 1998-12-31
WESTCORP /CA/
filed 1999-03-31
CIK 813461

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER 33-13646

                            ------------------------

                                    WESTCORP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28,1999:

                 COMMON STOCK, $1.00 PAR VALUE -- $201,327,555

  The number of shares outstanding of the issuer's class of common stock as of
                               February 28,1999:

                  COMMON STOCK, $1.00 PAR VALUE -- 26,475,090

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the 1998 Annual Meeting of Shareholders to be held April 27, 1999 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           WESTCORP AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                       PART I
Item 1.     Business....................................................      2
Item 2.     Properties..................................................     33
Item 3.     Legal Proceedings...........................................     33
Item 4.     Submission of Matters to a Vote of Security Holders.........     33

                                      PART II
Item 5.     Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................     34
Item 6.     Selected Financial Data.....................................     35
Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................     37
Item 7A.    Quantitative and Qualitative Disclosure about Market Risk...     64
Item 8.     Financial Statements and Supplementary Data.................     65
Item 9.     Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure..................................     66

                                      PART III
Item 10.    Directors and Executive Officers of the Registrant..........     66
Item 11.    Executive Compensation......................................     66
Item 12.    Security Ownership of Certain Beneficial Owners and
              Management................................................     66
Item 13.    Certain Relationships and Related Transactions..............     66

                                      PART IV
Item 14.    Financial Statement Schedules, Exhibits and Reports on Form
              8-K.......................................................     66

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Westcorp (the "Company"), a California corporation, is a diversified financial services holding company providing automobile lending through WFS Financial Inc. ("WFS") and community banking and mortgage banking through Western Financial Bank (the "Bank"). The Company owns all the capital stock of the Bank, its principal subsidiary. The Bank owns 87% of the capital stock of WFS. See "Subsidiaries."

     In 1982, the Company acquired Evergreen Savings and Loan Association ("Evergreen"), a California-licensed savings and loan association, which became a wholly-owned subsidiary of the Company. Evergreen's name was later changed to Western Financial Savings Bank. In 1992, Western Financial Savings Bank converted to a federal charter and the name was ultimately changed to Western Financial Bank.

     The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). It is further subject to certain regulations of the Board of Governors of the Federal Reserve System ("FRS") which governs reserves required to be maintained against deposits and other matters. The Bank is also a member of the Federal Home Loan Bank of San Francisco ("FHLB"), one of twelve regional banks for federally insured savings and loan associations and banks comprising the FHLB System. The FHLB System is under the supervision of the Federal Housing Finance Board. WFS and certain other subsidiaries of the Bank are further regulated, in part, by various departments or commissions of the states in which they do business. The types of loans which the Company may originate are primarily defined by federal statutes and regulations.

     The Company's strategy has been to focus on and expand its three principal lines of business -- automobile lending, community banking, and mortgage banking.

     Since 1973, WFS and its predecessors, has been in the business of purchasing fixed rate consumer auto loans ("contracts") from its network of new and used car dealers ("dealers"). WFS then securitizes the majority of these contracts through underwritten public sales of AAA/Aaa rated asset backed securities and retains the rights to service them. As of February 28, 1999, WFS purchased contracts in California and 41 other states. Over the past five years, WFS has increased its volume of contracts purchased from $1.2 billion in 1994 to $2.7 billion in 1998, representing an 18% compounded annual growth rate. WFS serviced a total of $4.4 billion, $3.7 billion and $3.0 billion of contracts at December 31, 1998, 1997 and 1996, respectively.

     Based upon published data, the auto finance industry exceeded $500 billion in 1998, and is the second largest consumer finance market in the United States. The Company's contract purchase and securitization activities have made it one of the largest sellers, in aggregate dollar amount, of auto receivable backed securities in the United States after the captive auto finance companies, Chrysler Credit Corporation ("Chrysler Credit"), General Motors Acceptance Corporation ("GMAC") and Ford Motor Credit Company ("Ford Credit"). Aside from these and other captive auto finance companies, the balance of the auto finance industry is highly fragmented among banks, credit unions, savings associations and independent auto finance companies.

     WFS competes in both the prime and non-prime segments of the auto finance industry. During 1998, WFS purchased approximately 69% of its contracts from franchised new car dealers, 30% from independent used car dealers and originated 1% directly from consumers. During that same period, contracts for new and used autos represented 21% and 79%, respectively, of the Company's volume of contracts purchased. References herein to "purchase" and "contracts" refer to both the purchase of contracts by WFS from new and used car dealers and the origination of auto loans directly from consumers by WFS.

     The Company continues its expansion of its community banking operations which includes a commercial banking division and a retail banking division. The commercial banking division commenced operation in 1996.

     The Company's strategy is to target small and medium-sized businesses in southern California, offering loans, lines of credit and trade finance services, as well as account analysis, cash management and other commercial depository services. In its retail banking operations, the Company serves the needs of individuals and small businesses by establishing "relationship banking" and offers a broad range of products, such as demand deposits, money market accounts, certificates of deposits and other investment services. The Company continues to look for ways to improve or expand its delivery channels of such products including its 25 retail banking locations, automated teller machines ("ATMs") and the Internet.

     Given the declining interest rates experienced in 1998 and the accelerating rate of changes in the mortgage banking industry, the Company determined to shift the focus of its mortgage banking division from prime and non-agency originations to the sub-prime mortgage market. During 1999, the Company will focus primarily on originating sub-prime mortgages nationwide through its wholesale broker network. In turn, these loans will generally be packaged and sold on a whole loan, servicing released basis in the secondary market. This shift in strategy led to the sale of substantially all of the mortgage loan servicing rights portfolio and the consolidation of the Company's prime lending offices. See "Improve Operating Efficiencies -- Mortgage Banking".

     The following table sets forth the loan origination, purchase and sale activity of the Company for the periods indicated.

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          1998         1997         1996         1995         1994
                                       ----------   ----------   ----------   ----------   ----------
                                                           (DOLLARS IN THOUSANDS)
Loans originated:
  Consumer loans
     Automobile(1)...................  $2,670,696   $2,285,279   $2,121,689   $1,527,649   $1,177,031
     Other...........................       9,645       52,080       35,867       28,647       14,529
                                       ----------   ----------   ----------   ----------   ----------
     Total consumer loans............   2,680,341    2,337,359    2,157,556    1,556,296    1,191,560
  Mortgage loans:
     Existing property...............   2,725,415    2,306,251    1,240,652      481,441      621,416
     Construction....................      18,721       17,078       10,207        5,697       18,853
     Equity..........................      10,262        8,177        8,857        4,136       35,692
                                       ----------   ----------   ----------   ----------   ----------
     Total mortgage loans............   2,754,398    2,331,506    1,259,716      491,274      675,961
  Commercial.........................     124,259       71,399        8,632
                                       ----------   ----------   ----------   ----------   ----------
Total loans originated...............   5,558,998    4,740,264    3,425,904    2,047,570    1,867,521
Loans purchased:
  Mortgage loans on existing
     property........................         450        6,166          213          252       45,373
                                       ----------   ----------   ----------   ----------   ----------
Total loans purchased................         450        6,166          213          252       45,373
Loans sold or securitized:
  Automobile loans...................   1,885,000    2,190,000    2,090,000    1,480,000      842,000
  Mortgage loans.....................   2,884,073    1,974,423      992,582      304,242      541,923
                                       ----------   ----------   ----------   ----------   ----------
Total loans sold or securitized......   4,769,073    4,164,423    3,082,582    1,784,242    1,383,923
Principal reductions(2)..............     670,252      440,714      359,334      273,244      334,627
                                       ----------   ----------   ----------   ----------   ----------
Increase (decrease) in total loans...  $  120,123   $  141,293   $  (15,799)  $   (9,664)  $  194,344
                                       ==========   ==========   ==========   ==========   ==========

---------------
(1) Includes automobile loans purchased from automobile dealers.

(2) Includes scheduled payments, prepayments and chargeoffs.

     At December 31, 1998, the Company's loan portfolio totalled $2.0 billion, of which 44% were automobile loans net of unearned discounts, 51% were loans secured by real property used primarily for residential purposes, 3% were commercial loans and 2% were other consumer loans. The Company's loan portfolio totalled $1.9 billion at December 31, 1997, of which 13% were automobile loans, 82% were loans secured by real property used primarily for residential purposes, 2% were commercial loans and 3% were other consumer loans. Consumer loans serviced for the benefit of others remained constant at $3.5 billion at December 31, 1998 and 1997. Mortgage loans serviced for the benefit of others declined to $1.6 billion at December 31, 1998 compared with $4.9 billion at December 31, 1997 as a result of the Company selling the majority of its servicing rights as part of the Company's strategy to shift towards originating sub-prime mortgage products that would be sold on a whole loans, servicing released basis.

     The following table sets forth the composition of the Company's loan portfolio by type of loan, including loans held for sale, as of the dates indicated.

                                                                         DECEMBER 31,
                                        -------------------------------------------------------------------------------
                                                1998                   1997                   1996              1995
                                        --------------------   --------------------   --------------------   ----------
                                          AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT
                                        ----------   -------   ----------   -------   ----------   -------   ----------
                                                                    (DOLLARS IN THOUSANDS)
Consumer loans:
 Automobile...........................  $  923,662     46.3%   $  253,455     13.5%   $  267,716     15.5%   $  320,870
 Other................................      45,529      2.3        62,870      3.4        56,553      3.3        26,597
                                        ----------    -----    ----------    -----    ----------    -----    ----------
                                           969,191     48.6       316,325     16.9       324,269     18.8       347,467
Less: unearned discounts..............      48,015      2.4        22,225      1.2        33,768      2.0         4,440
                                        ----------    -----    ----------    -----    ----------    -----    ----------
       Total consumer loans...........     921,176     46.2       294,100     15.7       290,501     16.8       343,027
Mortgage loans:
 Loans on existing property...........     994,404     49.9     1,529,764     81.7     1,435,750     82.9     1,406,552
 Construction loans...................      18,950      0.9        15,835      0.9         5,501      0.3         8,469
                                        ----------    -----    ----------    -----    ----------    -----    ----------
       Total mortgage loans...........   1,013,354     50.8     1,545,599     82.6     1,441,251     83.2     1,415,021
Less: undisbursed loan proceeds.......       6,417      0.3         8,657      0.5         8,201      0.5        10,831
                                        ----------    -----    ----------    -----    ----------    -----    ----------
       Total mortgage loans...........   1,006,937     50.5     1,536,942     82.1     1,433,050     82.7     1,404,190
                                        ----------    -----    ----------    -----    ----------    -----    ----------
Commercial loans......................      64,720      3.3        41,668      2.2         7,867      0.5
                                        ----------    -----    ----------    -----    ----------    -----    ----------
       Total loans....................  $1,992,833    100.0%   $1,872,710    100.0%   $1,731,418    100.0%   $1,747,217
                                        ==========    =====    ==========    =====    ==========    =====    ==========
Loan serviced for the benefit of
 others:
   Consumer loans.....................  $3,491,457     68.4%   $3,459,272     41.3%   $2,812,637     38.8%   $1,894,944
   Mortgage loans.....................   1,612,103     31.6     4,917,712     58.7     4,436,789     61.2     3,688,730
                                        ----------    -----    ----------    -----    ----------    -----    ----------
       Total loans serviced for the
        benefit of others.............  $5,103,560    100.0%   $8,376,984    100.0%   $7,249,426    100.0%   $5,583,674
                                        ==========    =====    ==========    =====    ==========    =====    ==========

                                                 DECEMBER 31,
                                        ------------------------------
                                         1995             1994
                                        -------   --------------------
                                        PERCENT     AMOUNT     PERCENT
                                        -------   ----------   -------
                                            (DOLLARS IN THOUSANDS)
Consumer loans:
 Automobile...........................    18.4%   $  508,719     29.0%
 Other................................     1.5        14,837      0.8
                                         -----    ----------    -----
                                          19.9       523,556     29.8
Less: unearned discounts..............     0.3        82,762      4.7
                                         -----    ----------    -----
       Total consumer loans...........    19.6       440,794     25.1
Mortgage loans:
 Loans on existing property...........    80.5     1,307,744     74.4
 Construction loans...................     0.5        19,813      1.2
                                         -----    ----------    -----
       Total mortgage loans...........    81.0     1,327,557     75.6
Less: undisbursed loan proceeds.......     0.6        11,470      0.7
                                         -----    ----------    -----
       Total mortgage loans...........    80.4     1,316,087     74.9
                                         -----    ----------    -----
Commercial loans......................
                                         -----    ----------    -----
       Total loans....................   100.0%   $1,756,881    100.0%
                                         =====    ==========    =====
Loan serviced for the benefit of
 others:
   Consumer loans.....................    33.9%   $1,208,674     42.2%
   Mortgage loans.....................    66.1     1,656,811     57.8
                                         -----    ----------    -----
       Total loans serviced for the
        benefit of others.............   100.0%   $2,865,485    100.0%
                                         =====    ==========    =====

AUTOMOBILE OPERATIONS

AUTOMOBILE LENDING

     WFS purchases contracts across the full spectrum of prime and non-prime credit quality contracts and offers competitive rates commensurate with the risk inherent in its obligor's ability to make payments under their contracts. During 1997 and 1998, WFS tightened its underwriting standards on the lowest tier of its non-prime contract purchases based upon WFS' credit performance experience. As a result, WFS purchased a higher percentage of prime contracts in 1998. This shift in product mix is providing WFS with higher returns based upon loss expectations.

     The following table below presents a summary of the Company's automobile lending production volumes.

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1998          1997          1996
                                                 ----------    ----------    ----------
                                                         (DOLLARS IN THOUSANDS)
New vehicles...................................  $  547,898    $  417,075    $  441,529
Used vehicles..................................   2,122,798     1,868,204     1,680,160
                                                 ----------    ----------    ----------
          Total volume.........................  $2,670,696    $2,285,279    $2,121,689
                                                 ==========    ==========    ==========
Prime contracts................................  $1,808,013    $1,245,027    $1,129,314
Non-prime contracts............................     862,683     1,040,252       992,375
                                                 ----------    ----------    ----------
          Total volume.........................  $2,670,696    $2,285,279    $2,121,689
                                                 ==========    ==========    ==========

BUSINESS STRATEGIES

     WFS pursues its business objective of maximizing earnings through the profitable purchase, securitization and servicing of contracts using four strategies: (i) provide a consistent source of prime and non-prime financing to its nationwide network of dealers, (ii) maintain solid asset quality, (iii) maximize liquidity through relationship with parent and securitizations transactions, and (iv) improve operating efficiencies.

Prime and Non-Prime Financing

     WFS has provided a consistent source of auto financing since 1973 and is dedicated to continuing to provide a consistent source of prime and non-prime financing to its network of over 11,300 dealers. While other lenders have retreated from time to time, WFS has consistently and continuously expanded its operations in the auto finance market. WFS' focus is to provide each dealer maximum service by providing a single source of contact to meet the dealer's prime and non-prime financing needs. Substantially all contracts are purchased without recourse to the dealer. WFS pays an upfront dealer participation to the originating dealer for each contract purchased.

Maintain Solid Asset Quality

     Consistent and Expeditious Underwriting -- The Company relies on a combination of multiple credit scoring models, system controlled underwriting policies and the judgment of its trained credit analysts to make risk based credit decisions. In order to make timely credit decisions, WFS personnel are trained to obtain, examine and verify all relevant underwriting information quickly utilizing the Company's automated credit application processing system. The Company's credit analysts are closely monitored by management through trend analysis, risk management reporting, and internal quality control professionals to insure adherence to the Company's underwriting guidelines. Credit analyst lending levels and approval authorities are established based on the individual's credit experience, portfolio performance, Credit Manager audit results and quality control review results. The goal in underwriting contracts is to correctly determine whether an applicant has the ability and intent to perform on his or her obligations under the contract, thereby maximizing returns while optimizing credit quality.

     Collection Activities -- WFS services all of the contracts it purchases, both those held by the Company and those sold in securitization transactions. The servicing process includes the routine collection and allocation of payments to WFS or to the appropriate securitization transaction into which the contract has been sold.

     WFS has developed procedures for the early identification and cure of delinquent contracts. During the early stages of delinquency, WFS utilizes an automated telephone dialing system to aid in the servicing and collection process. If the early collection efforts do not result in a satisfactory resolution of the delinquent account, then the account is forwarded to the appropriate regional collection specialist.

     If satisfactory payment arrangements are not made, the automobile is generally repossessed within 60 to 90 days of the date of delinquency, subject to compliance with applicable law. WFS uses independent contractors to perform repossessions. The automobile remains in the custody of WFS for 15 days (or longer if required by local law) to provide the obligor the opportunity to redeem the contract. If after the redemption period the delinquency is not cured, WFS writes down the vehicle to fair value and reclassifies the contract as a repossessed asset. After the redemption period expires, WFS prepares the automobile for sale. WFS sells substantially all repossessed automobiles through wholesale auto auctions, subject to applicable law. WFS does not provide the financing on repossessions sold. WFS uses regional remarketing departments to sell its repossessed vehicles. Once the vehicle is sold, any remaining deficiency balances are then charged off. At December 31, 1998, the total amount of repossessed autos managed by WFS was $7.8 million or 0.18% of the total serviced portfolio compared with $9.7 million or 0.26% of the total serviced portfolio at December 31, 1997.

     After chargeoff, WFS will seek to collect deficient balances through its centralized asset recovery center ("ARC"). The ARC will first attempt to collect directly from the obligor with its in-house collection staff. If efforts are not successful, the ARC will seek a deficiency judgment through a small claims court procedure, where available, or an attorney employed by WFS takes more formal judicial action against customers with deficiency balances in excess of that which may be brought in a small claims court proceeding. In some cases, particularly when the likelihood of recovery is believed to be less likely, the account is assigned to a collection agency for final resolution. The ARC will attempt to obtain vehicles that could not be found for repossession by skip tracing to locate the vehicle. WFS also monitors payment plans on those obligors who have filed for bankruptcy. If the obligor is not following the payment plan stipulated by the courts in a Chapter 13 bankruptcy, WFS will seek a judgment for dismissal or discharge from the bankruptcy court, or will seek an order permitting it to repossess the vehicle.

Maximize Liquidity Through Relationship with Parent and Securitization Transactions

     As a subsidiary of a federally chartered savings bank, WFS may utilize the Bank's liquidity sources through the use of intercompany financing arrangements. WFS believes that this relationship provides it a competitive advantage relative to other independent auto finance companies that must enter into financing arrangements with outside financial institutions. WFS also utilizes both securitization and hedging strategies to leverage its capital efficiently and substantially reduce its interest rate risk, while also limiting its credit loss exposure on contracts sold. See "Hedging and Securitization". During the third quarter of 1998 when adverse conditions existed in the secondary markets, WFS was able to increase its borrowing with its parent and delay its securitization transaction until market conditions improved. WFS expects to continue to utilize both its funding sources with its parent company and securitization as conditions warrant.

Improve Operating Efficiencies -- Auto

     In 1998, the Company completed a restructuring plan initially announced on February 10, 1998. The plan had four objectives: to reduce operating costs, to increase contract production volume, to strengthen credit quality and to improve the quality of personnel. The plan was achieved in two phases. Phase I of the plan, completed in the first quarter of 1998, consisted of the restructuring of operations in the Western United States. Phase II of the plan, completed in the third quarter of 1998 and patterned after Phase I, consisted of the restructuring of operations in the Central and Eastern United States.

     As a result of the restructuring, a total of 400 positions, or 19% of the Company's workforce, were eliminated and 96 offices were closed. The Company now purchases contracts through 21 regional business centers ("RBCs") and 26 satellite offices, each offering the full spectrum of prime and non-prime products. The total pre-tax restructuring charge in 1998 for the completed plan was $15.0 million. Restructuring related costs included $1.8 million for employee severance and $13.2 million for lease termination fees and the write off of disposed assets. The restructuring charge was substantially utilized during 1998. Operating costs as a percent of serviced contracts has declined from 5.4% in 1997 to 3.8% in 1998, resulting in a decrease in operating costs of $65 million on an annual run rate basis.

     Through the restructuring, WFS increased its contract production volume to $2.7 billion compared with $2.3 billion in 1997. Prior to the restructuring, the Company purchased contracts in 143 offices, each serving either the prime or non-prime market. As part of the restructuring, the Company closed poorly performing offices and combined its prime and non-prime marketing into a single, unified marketing effort. By combining the marketing of the two products under a single marketing force, WFS is able to more fully leverage its existing dealer relationships across the full spectrum of credit.

     Each of the 47 offices underwrites contracts by employing separate credit analysts that specialize in either reviewing prime or non-prime contracts. The underwriting process is further enhanced by credit policies and contract approval authorities controlled by the front-end contract production system and through the use of the Company's proprietary scorecard which was implemented in the fourth quarter of 1998. See "Maintain Solid Asset Quality -- Consistent and Expeditious Underwriting."

     As part of the restructuring, early delinquency collection efforts were centralized at two national servicing centers that employ automated queuing and dialing techniques to contact customers. When these efforts are unsuccessful, the collection process is transferred to the RBCs where loan service counselors undertake more extensive collection efforts up to and including repossession. The Company plans to further improve its collection efforts by implementing a new collection system, including risk-based collections, in 1999.

     During 1998, the Company also established a more effective management structure. Each RBC is managed by a RBC manager who directs and is responsible for the performance of the region. Four functional managers who oversee marketing, credit, collections and operations report directly to the RBC manager. This organization is designed to provide overall coordination of the activities within the RBC with appropriate focus and specialization in each of these four critical business areas. Each of these critical functions also has a national director who provides expertise, training and policy development, management and enforcement. This matrix structure has been effective in providing greater oversight, compliance and focus for each aspect of the organization and has helped standardize operating practices by identifying best practices and employing these practices throughout the organization.

  HEDGING AND SECURITIZATION

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

     Between December 1985 and December 1998, the Company sold, in 43 transactions, approximately $11.9 billion of automobile loans in publicly underwritten securitization transactions. The Company also sold $1.0 billion of automobile loans in February of 1999. The first issue was rated AA by Standard & Poor's Rating Service, a division of McGraw-Hill, Inc. ("S&P") and Aa by Moody's Investor Service, Inc. ("Moody's") and all 43 issues since that time were rated AAA by S&P and Aaa by Moody's, their highest rating categories, as a result of the structure of the transactions and the quality of the automobile loans securitized or the credit enhancement provided by FSA. In all of its securitization transactions, the Company continues to service the automobile loans sold. Each transaction is independent of all others, with no cross-collateralization or cross-default provisions applicable. Each securitization transaction and each class of security with a maturity date prior to the date hereof has been paid in full on or before its contracted final maturity date and no recourse has been made to FSA on any transaction.

     In 1996, the Company began to securitize its automobile loans using an owner trust structure, issuing both collateralized notes and pass-through certificates. Securitizations using the owner trust structure are also treated as sales without recourse thereby removing the automobile loans sold from the balance sheet of the Company. The Company retains the servicing of the automobile loans sold to the owner trust and receives excess interest from the automobile loans sold. The owner trust structure enables the Company to maximize the residual return from a securitization transaction by matching the yield paid to the investor to the yield curve existing at the time the securitization transaction is consummated. The Company securitized $1.9 billion and $2.2 billion of automobile loans using this structure during 1998 and 1997, respectively.

     The Company derives multiple benefits from the securitization of automobile loans, including a stable source of low cost funding, reduction of interest rate for sold automobile loans, enhanced return on assets and regulatory compliance.

          Low Cost of Funds -- Other than the first transaction, all of the securitization transactions completed by WFS to date hereof have been rated in the highest credit categories by both S&P and Moody's. Accordingly, WFS has been able to sell these securities at attractive yields relative to its cost of alternative funding sources at the time of pricing.

          Reduction of Interest Rate Risk -- Since these transactions are structured as asset sales, interest rate risk is largely transferred to the third party buyers of the related asset backed securities. The interest rate and maturity of the pool of contracts have durations that are matched with the securities, thereby locking-in the excess spread of the automobile loans securitized.

          Enhanced Return on Assets -- These securitizations reduce the level of average assets on balance sheet while providing WFS with ongoing retained interest income and contractual servicing fee income.

          Regulatory Compliance -- As a Federal savings bank, the Bank may not have more than 35% of its consolidated assets invested in consumer loans, including automobile loans purchased from Dealers. Automobile loans securitized are not included in the calculation of consolidated assets.

  WFS REINVESTMENT CONTRACT

     Pursuant to a series of agreements to which WFS, the Bank and WFS Financial Auto Loans 2, Inc. ("WFAL2"), among others, are parties, WFS is able to access the cash flows of each of the outstanding securitization transactions and the cash held in the spread account for each of those transactions. WFS is permitted to use that cash without restriction, including in its ordinary business activities of originating contracts.

     In each securitization transaction, the Bank and WFAL2 have entered into a reinvestment contract, which is deemed to be an eligible investment under the relevant securitization agreements. The securitization agreements require, provided certain conditions are met, that all cash flows of the relevant trust and the associated spread accounts be invested in the applicable reinvestment contract. A limited portion of the invested funds may be used by WFAL2 and the balance may be used by the Bank. The Bank makes its portion available to WFS pursuant to the terms of the WFS Reinvestment Contract ("RIC"). Under the RIC, WFS receives access to all of the cash available to the Bank under each trust reinvestment contract and is obligated to repay to the Bank an amount equal to the cash so used when needed by the Bank to meet its obligations under the individual trust reinvestment contracts. With the portion of the cash available to it under the individual trust reinvestment contracts, WFAL2 purchases contracts from WFS pursuant to the terms of Sale and Servicing Agreements.

     Pursuant to an agreement with Financial Security Assurance ("FSA"), the issuer of financial guaranty insurance policies for each securitization transaction, the trust reinvestment contracts may be eligible investments provided the Bank and WFAL2 pledge adequate collateral to secure their respective obligations under the reinvestment contracts. In accordance with this agreement, the Bank and WFAL2 pledge property owned by each for the benefit of the trustee of each trust and FSA. WFS pays the Bank a fee equal to 12.5 basis points of the amount of collateral pledged by the Bank as consideration for the pledge of collateral by the Bank and for WFS' access to cash under the RIC. During 1998, WFS paid the Bank $0.7 million for this purpose. As WFAL2 directly utilizes the cash made available to it to purchase contracts for its own account from WFS, no additional consideration from WFS is required to support WFAL2's pledge of its property under the agreement with FSA. While WFS is under no obligation to repurchase contracts from WFAL2 to the extent WFAL2 needs to sell any such contracts to fund its repayment obligations under the trust reinvestment contracts, it is anticipated that WFS would prefer to purchase those contracts than for WFAL2 to sell those contracts to a third party. The RIC, by its terms, is to remain in effect so long as any of the trust reinvestment contracts is an eligible investment for its related securitization transaction. During 1998 the average amount outstanding under the RIC was $585 million and the average amount of contracts purchased by WFAL2 from WFS was $119 million. At December 31, 1998, the amount outstanding under the RIC was $364 million and the amount of contracts held by WFAL2 purchased from WFS was $355 million.

BANK OPERATIONS

COMMUNITY BANKING

COMMERCIAL BANKING

     The Company continues to focus its commercial banking operations in the Orange, Los Angeles and San Diego County metropolitan areas, operating through the Irvine headquarters office. The Company targets companies with sales of $10 million to $100 million offering loans, lines of credit and financing of trade receivables and cross-sells products to the target companies' owners and management as well as their employees. In addition, the Company offers private banking services to individuals. In general, the commercial banking business focuses on the southern California region, allowing the Company to differentiate itself from its competition by providing high quality services, local relationship management and fast turnaround time on loan decisions through experienced employees.

     The Company offers its commercial customers a full array of deposit and loan products which are priced competitively and designed specifically for the customer. Deposit products include money market deposits, business checking and certificates of deposits delivered either through direct contact or cash management products. Loan products include lines of credit, term loans, asset based loans and credit lines, real estate related loans and trade finance services, as well as consumer loans and lines of credit made available to company owners, management and employees. Deposit products are generally priced on a floating rate basis, based on the prime rate or LIBOR rate. Fixed rates are generally limited to a one year term or less.

     The Company manages credit quality by having each loan reviewed for approval by a credit committee comprised of the Bank's President, Chairman of the Board and other Board members. In addition, account officers are directly assigned to specific accounts to maintain close contact with the customer. Such contact allows for greater opportunity to cross-sell products, as well as for observing and continually evaluating the customer for potential credit problems.

     At December 31, 1998, the Company had $154 million of outstanding commercial commitments to commercial banking customers for various commercial loan products of which $94.2 million were outstanding.

RETAIL BANKING

     The Company's retail banking operations are conducted through 25 retail banking offices located in California. Historically, the Company has focused on certificates of deposit as the primary source of funding for its lending operations. The Company continues with its strategy to lower its overall cost of funds by becoming the primary bank for its customers and attracting funds through demand deposit and money market accounts. Additionally, the Company also provides these customers with various loan and investment products.

     The target market for these products is comprised of four categories: (i) existing certificates of deposit and savings customers; (ii) automobile loan customers generated through WFS; (iii) mortgage customers; and (iv) potential consumer and small business customers.

     The Company will continue to pursue its target market and simultaneously expand into other areas. Core deposit growth represents the retail banking division's top priority. The Company added small business deposit accounts and business money market accounts to its line of product offerings. The Company targets these products to small and middle market businesses generally with annual gross sales under $10 million and is aggressively pursuing a personal banking relationship with the principals and employees of such businesses.

     Success in increasing core deposits is expected to continue to reduce the Company's overall cost of funds. Since the introduction of demand deposit accounts in the second quarter of 1996, core deposit balances (demand deposit, money market and savings accounts) increased to $411 million at December 31, 1998 compared with $244 million at December 31, 1997. This amount represents less than 19% of the Company's total deposits, and provides a significant opportunity to materially increase the core to total deposit ratio.

     At December 31, 1998, the Company's deposits in checking accounts, savings accounts, certificates of deposits and money market accounts totaled $2.2 billion.

MORTGAGE BANKING

MORTGAGE PRODUCTS

     As of February 28, 1999, the Company's mortgage products were marketed and distributed through 3 Regional Operations Centers ("ROCs"). The Company's primary focus is on sub-prime loans that are marketed to borrowers who would not normally qualify under conventional FNMA and FHLMC guidelines, primarily due to past credit problems, debt coverage ratios in excess of traditional limits or an inability to sufficiently document income. During 1998, the Company originated $159 million of sub-prime loans, compared with $174 million during 1997. The Company expects to increase its originations of sub-prime loans during 1999. Sub-prime loans generally are sold within 60 days of origination to investors, with the servicing rights released.

     Sub-prime are originated by account executives primarily through relationships with loan brokers. The Company undertakes a significant review of each broker before accepting any loan applications. This analysis includes reviewing the broker's license and financial statements, performing a search for criminal offenses, and contacting references. In addition, the broker must sign a broker agreement which contain significant representations and warranties for which a broker may be held liable.

     Sub-prime include 15 and 30 year fixed rate loans and Adjustable Rate Mortgagees ("ARMs") tied to the LIBOR index. The principal amount of loans is capped at $500,000. Sub-prime interest rates that are higher than rates for conventional conforming financing, with spreads ranging from 250 to 400 basis points over typical conventional conforming loans. At December 31, 1998, the weighted average interest rate for sub-prime loans secured by a first deed of trust was 10.15%. The Company also collects discount and/or origination points on each sub-prime loan as well as miscellaneous loan fees.

     In order to ensure credit quality and salability, tiered approval authorities have been established within each ROC for underwriters. In addition, prior to funding, each appraisal is reviewed by an in-house appraiser or an outside appraiser approved by the Company to assure collateral requirements are being met. Post funding audits are performed on a monthly basis to ensure that the loans meet investor's and the Company's criteria.

     During 1998, the Company also originated prime and non-agency loans through a nationwide wholesale broker network. Prime and non-agency loans for 1998 totaled $2.6 billion compared with $2.1 billion during 1997. These loans were generally sold on servicing retained basis, without recourse, thereby removing the mortgage loans from the Company's balance sheet. During 1998, the Company sold $2.8 billion of prime and non-agency loans compared with $1.7 billion in 1997. The decision to focus on originating a greater percentage of sub-prime mortgage products was based upon the wider margins and higher fee revenues generated by such a product. The Company believes that focusing on such products is a more effective use of its capital.

MORTGAGE LOAN SERVICING

     As a result of the Company's decision to shift away from originating prime mortgage products that were sold primarily on a servicing retained basis to originating sub-prime mortgage products that were sold on a whole loan, servicing released basis, the Company decided to sell substantially all of its mortgage servicing rights. At December 31, 1998, the Company serviced for the benefit of others $1.6 billion in mortgage loans compared with $4.9 billion at December 31, 1997. The Company will continue to service mortgage loans that it holds on its balance sheet. At December 31, 1998 the Company held $1.0 billion in mortgage loans on its balance sheet compared with $1.5 billion at December 31, 1997.

IMPROVE OPERATING EFFICIENCIES -- MORTGAGE BANKING

     During the fourth quarter of 1998 the Company incurred a $3.0 million restructuring charge relating to the consolidation of its 14 mortgage banking offices into 3 Regional Operating Centers and the elimination of 200 positions, or 55% of the work force in the mortgage banking area. This restructuring is the result of the Company's decision to focus on primarily sub-prime mortgage products rather than prime and non-agency loans. Restructuring related costs included $0.6 million for employee severance and $2.4 million for lease termination fees and the writeoff of disposed assets. The restructuring program is designed to save up to $19 million annually in expenses.

MORTGAGE PORTFOLIOS

     The Company has from time to time originated mortgage products that it has held on its balance sheet rather than selling such products into the secondary markets. Other than mortgage loans originated through the Commercial Banking Division on a limited basis and sub-prime loans held during the warehousing period, the Company does not currently add newly originated mortgage loans to its balance sheet. However, the

Company continues to evaluate all mortgage products that it originates to determine whether the yield associated with the mortgage product warrants the risks associated with retaining such products on the balance sheet.

     The Company's total mortgage loan portfolio (including those held for sale) consisted of the following:

                                                           DECEMBER 31,
                                            -------------------------------------------
                                                    1998                   1997
                                            --------------------    -------------------
                                              AMOUNT        %         AMOUNT        %
                                            ----------    ------    ----------    -----
                                                      (DOLLARS IN THOUSANDS)
Single family residential loans:
  First trust deeds.......................  $  618,670      61.4%   $1,062,208     69.1%
  Second trust deeds......................      27,051       2.7        48,393      3.1
                                            ----------    ------    ----------    -----
                                               645,721      64.1     1,110,601     72.2
Multifamily residential loans.............     331,652      32.9       410,139     26.7
Construction loans........................      18,950       1.9        15,835      1.0
Other.....................................      17,031       1.7         9,024      0.6
                                            ----------    ------    ----------    -----
                                             1,013,354     100.6     1,545,599    100.5
Less: undisbursed loan proceeds...........       6,417       0.6         8,657      0.5
                                            ----------    ------    ----------    -----
     Total mortgage loans.................  $1,006,937    $100.0%   $1,536,942    100.0%
                                            ==========    ======    ==========    =====

SINGLE FAMILY RESIDENTIAL LOANS

     The Company's single family (1 - 4 units) portfolio consists of fixed rate loans, ARMs without negative amortization and ARMs with potential negative amortization. By diversifying its loan portfolio among three types of loan products, the Company has reduced its overall interest rate risk exposure and increased its flexibility in asset/liability management. The following table sets forth information on the amount of fixed rate mortgage loans and ARMs, net of undisbursed loan proceeds, in the Company's portfolio.

                                                            DECEMBER 31,
                                             ------------------------------------------
                                                    1998                   1997
                                             -------------------    -------------------
                                               AMOUNT        %        AMOUNT        %
                                             ----------    -----    ----------    -----
                                                       (DOLLARS IN THOUSANDS)
Fixed rate loans...........................  $  280,589     27.9%   $  417,991     27.2%
Adjustable rate loans:
  Negative amortization....................     514,819     51.1       707,431     46.0
  Without negative amortization............     211,529     21.0       411,520     26.8
                                             ----------    -----    ----------    -----
          Total mortgage loans.............  $1,006,937    100.0%   $1,536,942    100.0%
                                             ==========    =====    ==========    =====

     Both ARMs and fixed rate first trust deed loans are secured by single family residences. These loans generally have not exceeded $400,000 in original principal amount. ARMs were designed with limits on the amount the interest rate may change in a given period and with maximum lifetime interest rates, or caps, to stimulate greater customer acceptance while maintaining the desired interest rate flexibility. The interest rates on ARMs generally can increase or decrease no more than 3% to 6% over the life of the loan. All ARMs are assumable by qualified buyers at the interest rate then in effect on the loan, in some cases with the payment of an assumption fee, but the maximum upward or downward interest rate adjustment over the life of the assumed loan is reset at the time of assumption. On ARMs without negative amortization, the maximum change in interest rate per period may be limited to 2% or less on certain loan programs. On ARMs with negative amortization, the amount of any interest due in excess of the monthly payment is capitalized by adding it to the principal balance of the loan resulting in an increased principal balance. The monthly payment on ARMs with negative amortization is adjusted annually, subject to a 7.5% maximum increase. At the end of each five-year interval throughout the life of the loan (or sooner if the outstanding loan amount reaches a dollar figure specified by the terms of the loan, generally no greater than 125% of the original loan amount), adjustments are made regardless of the 7.5% cap to fully amortize the loan over the remaining term. At December 31, 1998, the total amount of negative amortizing ARMs totaled $515 million.

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

MULTIFAMILY RESIDENTIAL LOANS

     Since 1991, the Company has not focused on originating multifamily residential loans. Multifamily loans made subsequent to 1991 were to refinance or restructure loans currently in the portfolio, to facilitate loans for the disposition of real estate owned or to fund Community Reinvestment Act ("CRA") loans. See "Supervision and Regulation -- The Company -- Community Reinvestment Act" for further discussion.

     During 1998, the Company originated $15.3 million in multifamily residential loans, of which $13.5 million or 88% were originated by the Commercial Banking Division. During 1997, the Company originated $15.5 million in multifamily residential loans, of which $5.6 million, or 36 % was for sales of REO, $6.0 million, or 39% was for the funding of CRA loans, and the remainder was related to loans that were refinanced or restructured.

CONSTRUCTION LOANS

     On a limited basis, the Company has originated construction loans primarily for single family owner-occupied residences and commercial real estate. These include loans for the acquisition and development of unimproved property to be used for residential and commercial purposes. The construction loan portfolio generally consists of loans with terms ranging from 12 to 18 months with fully indexed adjustable interest rates that range between 7.50% and 8.75%. Advances are generally made to cover actual construction costs and include a reserve for paying the stated interest due on the loan.

SUBSIDIARIES

WESTERN FINANCIAL BANK

     The Bank is a federally chartered and federally insured savings bank. The Bank provides diversified financial services through its community banking operations which includes a commercial banking division and a retail banking division. The commercial banking division targets small and medium-sized businesses in southern California, offering loans, lines of credit and trade finance services, as well as account analysis, cash management and other commercial depository services. The retail banking division offers a broad range of products, such as demand deposits, money market accounts, certificates of deposits and other investment services Substantially all of the Company's operations are conducted through the Bank and its subsidiaries. The Bank's subsidiaries are WFS (which in turn owns all of the stock of WFS Financial Auto Loans, Inc. ("WFAL"), WFAL2 and WFSII), Westfin Insurance Agency ("WFIA"), Western Reconveyance Company, Inc. ("RECON"), Western Consumer Services, Inc. ("WCS"), Westhrift Life Insurance Company ("Westhrift") and The Hammond Company, The Mortgage Bankers ("THCMB"). Each of these entities are further described below.

WFS FINANCIAL INC

     WFS is in the business of financing automobile loans purchased from new and used car dealers. WFS operates in 42 states as of February 28, 1999. Each of its offices are licensed to the extent required by law to conduct business in each respective state. WFS was created in 1995 by the combination of the Bank's automobile lending operations and the Bank's subsidiaries, Westcorp Financial Services, Inc., WFAL and WFAL2. The Bank owns an 87% interest in WFS. The remaining interest is traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the ticker symbol

"WFSI." During 1998, WFS originated $2.7 billion of automobile loans. The loans which WFS originates are generally sold in securitized offerings by its subsidiaries WFAL. See "Automobile Operations."

WFS FINANCIAL AUTO LOANS, INC.

     WFAL is a wholly owned, limited purpose subsidiary of WFS. WFAL was organized primarily for the purpose of purchasing automobile loans from WFS and securitizing those loans in the asset-backed securities market. A total of three securitization transactions totaling $1.9 billion were completed during 1998, with another $1.0 billion securitization transaction completed in February 1999.

WFS FINANCIAL AUTO LOANS 2, INC.

     WFAL2 is a wholly owned, limited purpose subsidiary of WFS. WFAL2 purchases automobile loans originated by WFS, to be used as collateral for its reinvestment contract activities (See "WFS Reinvestment Contract").

WFS INVESTMENTS, INC

     WFSII is a wholly owned, limited purpose subsidiary of WFS. WFSII was incorporated for the purpose of purchasing ownership interests in owner trusts in connection with securitization transactions. WFSII is limited by its Articles of Incorporation from engaging in any business activities not incidental or necessary to its stated purpose.

WESTFIN INSURANCE AGENCY

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

WESTERN CONSUMER SERVICES, INC.

     WCS conducts real estate development activities through two California limited liability companies ("LLC"). The purpose of the LLCs is to acquire, develop and ultimately sell single family residences. The Company's interest includes a participating share of the profits realized upon the sale of each unit. WCS also owns two branch locations of the Company. These properties cannot be treated as branch premises for regulatory purposes since the Bank does not occupy at least 25% of the premises, consistent with OTS guidelines. The Bank is required to hold risk-based capital against its investment in WCS.

WESTHRIFT LIFE INSURANCE COMPANY

     Westhrift, an Arizona corporation, is engaged in the business of reinsuring credit life and credit disability insurance offered to borrowers of the Company and underwritten by an independent insurer. The credit life insurance policies provide for full payment to the Company of the insured's financial obligation in the event of the insured's death. The credit disability insurance policies provide for payment to the Company of an insured's financial obligation during a period of disability resulting from illness or physical injury. Westhrift has a Certificate of Authority from the California Insurance Commissioner authorizing it to conduct insurance business in California. At December 31, 1998, credit life and disability insurance in force was $4.7 million.

     For Arizona statutory purposes, Westhrift is required to maintain reserves for losses on credit life and credit disability policies. Westhrift's aggregate reserves for credit life and credit disability policies at December 31, 1998 were $0.3 million. The aggregate reserves are computed in accordance with commonly accepted actuarial standards consistently applied, and are based on actuarial assumptions which are in accordance with or stronger than those called for in policy provisions. The policies reinsured are underwritten by the independent insurer for no more than the amount that the insured owes to the Company, not to exceed $25 thousand per loan. Westhrift also maintains a $0.5 million deposit account in accordance with California statutory deposit requirements. Westhrift does not engage in any business except with respect to customers of the Company.

THE HAMMOND COMPANY, THE MORTGAGE BANKERS

     An 80% interest in The Hammond Company ("THC") and its subsidiaries was acquired by the Company on December 21, 1995. On June 19, 1996, the Company acquired the remaining 20% of THC. On August 13, 1996, THC was merged into its subsidiary The Hammond Company, The Mortgage Bankers ("THCMB"). In late 1996, the Bank combined all of THCMB, except for its Veterans Administration ("VA") and California Housing Finance Authority ("CHFA") mortgage lending, with the Company's Mortgage Banking Division, as the retail mortgage arm of the Company. THCMB is not a significant source of revenues or expenses.

WESTCORP INVESTMENTS, INC.

     Westcorp Investments, Inc. ("WII") is a limited-purpose, wholly owned subsidiary of the Company. WII was incorporated in California on February 9, 1996 for the purpose of purchasing an ownership interest in an owner trust created for a WFS automobile loan securitization transaction. WII is limited by its Articles of Incorporation from engaging in any business activities not incidental or necessary to its stated purpose.

WESTFIN SECURITIES CORPORATION

     WestFin Securities Corporation ("WestFin"), formerly known as Western Financial Investments, Inc. ("WFI"), began operations in 1994 as a licensed broker-dealer selling mutual funds and variable annuities to the general public. Western Financial Investments, Inc. changed its name to WestFin Securities Corporation in July 1997 and was currently made a direct subsidiary of the Company. Prior to this change, WFI was a subsidiary of the Bank. Effective January 1, 1999 WFI was again made a subsidiary of the Bank.

WESTRAN SERVICES CORP.

     Westran Services Corp. ("Westran") is a California corporation which provides travel related services for the Company and its subsidiaries. It is not a significant source of revenues or expenses for the Company.

TRANSACTIONS WITH RELATED PARTIES

     WFS leases office space for its Encino, California office and Walnut Creek, California office from Insurance Company of the West ("ICW"), an affiliate of Mr. Rady, Chairman of WFS, the Bank and Westcorp. The basic annual rent is adjusted annually and includes a portion of direct operating expenses. The Encino lease arrangement expires in 2001. The Company paid $297,541 in rent to ICW in 1998.

     The Kearny Mesa Business Center is landlord to WFS' office in San Diego. Kearny Mesa Business Center is an affiliate of Mr. Rady. The total amount paid in 1998 pursuant to this lease, which expires in 2001, was $53,057.

     The Carmel Country Plaza is landlord to a WFS Satellite office in San Diego. Carmel Country is an affiliate of Mr. Rady. The total amount paid in 1998 pursuant to this lease, which expires in 2001, was $118,417.

     WCS is landlord to WFS' office in Walnut Creek. WCS is an affiliate of Mr. Rady. The total amount paid in 1998 pursuant to this lease, which expires in 2002, was $74,580.

     The Company leased space to ICW in Sacramento, California for which it received rent of $69,939 in 1998.

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

     The auto finance business is highly competitive. Strong competition in the purchase of contracts is provided by Chrysler Credit, GMAC, Ford Credit and other captive auto finance companies, commercial banks, other consumer finance companies and credit unions. WFS competes for the purchase of such loans on the basis of price and the level of service provided to its dealers.

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

     Competition in the commercial banking business comes primarily from other commercial banks with a presence in the same geographic area. In general, many commercial banks are more sizable institutions with larger lending capacity and a lower cost of funds than the Company. The Company has differentiated itself through outstanding relationship management as well as on its ability to provide quick credit decisions, competitive interest rates and competitive pricing on loans, deposits and other services.

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

     The tax reserves for bad debts which were added after 1987 and which still exist as of the date of this change, are required to be recaptured into income ratably over a period of six years starting with the first taxable year after 1995. However, savings and loan associations which meet the "residential loan requirement" will be allowed to defer the recapture of their reserves for up to two years. In order to meet the residential loan requirement, the principal amount of residential loans made by a savings and loan association must equal or exceed the average principal amount of the residential loans made by the savings and loan association during the six most recent tax years beginning before 1996. The tax reserves related to pre-1988 additions to the reserves, are not required to be recaptured into income as a result of this legislation. The balance of the Bank's post-1987 reserve as of December 31, 1998, which will be required to be recaptured into income is $17 million. The Bank met the residential loan requirement for 1997 and, thus, has postponed recapture of its post-1987 reserves for that year. The Bank was required to recapture approximately $2.8 million into taxable income for 1998 and each of the next five years.

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

     Currently the Company and its subsidiaries are under examination by the Internal Revenue Service for the tax years ended December 31, 1993 through 1996. Management does not anticipate any significant changes based upon these examinations.

CALIFORNIA FRANCHISE TAX AND OTHER STATE PROVISIONS

     At the end of 1998, the Company and subsidiaries had a tax presence in approximately 36 states. However, the majority of the activity of the group and the resulting income should be taxed as California source income, with minor amounts apportioned or allocated outside California.

     The California franchise tax applicable to the Bank is higher than the rate of tax applicable to non-financial corporations because it includes an amount "in lieu" of local personal property and business license taxes paid by non-financial corporations, but not generally paid by financial corporations such as the Bank. For taxable years ending after December 31, 1995, the tax rate for a financial corporation is equal to the tax rate on a regular corporation plus 2%, or 11.3%. For income years beginning after January 1, 1997, the California regular corporate tax rate was reduced to 8.84% resulting in a tax rate of 10.84% for the Bank.

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

     The Company and its subsidiaries compute their taxable income for California purposes an a unitary basis, or as if they were one business unit, and file one combined California franchise tax return (excluding Westhrift). The California returns of the Company and subsidiaries for the tax years 1990 through 1993 were examined by the Franchise Tax Board. A minor assessment has been paid as a result of that examination, and a claim for refund based upon a Research and Experimentation credit is still pending. All other issues for those years have been settled.

SUPERVISION AND REGULATION

GENERAL

     The adoption of Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") substantially restructured the regulatory framework in which the Company and the Bank operate. In December 1991, the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") was enacted. FDICIA requires specified regulatory agencies to adopt regulations having broad application to insured financial institutions such as the Bank. In 1994, the Riegle Community Development and Regulatory Improvement Act of 1994 ("RCDA") was adopted, which modified several of the requirements initiated by FDICIA. In addition, the Deposit Insurance Fund Act (the "Fund Act"), enacted in 1996 has further modified certain of these requirements.

     Set forth below is a discussion of the statutory and regulatory framework for the Company and the Bank as affected by FIRREA, FDICIA, RCDA and the Fund Act and the regulations promulgated thereunder. However, to the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in the applicable law or regulation or in the policies of various regulatory authorities may have a material effect on the business and prospects of the Company and the Bank. In that regard, a bill denominated H.R. 10 has been introduced in the current Congress. As was the case with a similarly denominated bill pending in the last Congress but not enacted, it seeks to limit the benefits available to unitary savings and loan holding companies as described below to those entities which held that status as of March 4, 1999. While the benefits are grandfathered for previously existing unitary savings and loan holding companies, those benefits would not be transferable upon acquisition by an entity which was not itself a unitary savings and loan association holding company. Whether H.R. 10 will be adopted and if so whether the provisions in it affecting unitary savings and loan holding companies will be in the final bill is uncertain. Accordingly, no assurance can be given that the Company will not be affected by that bill.

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

     Savings association subsidiaries of a savings and loan holding company are limited by HOLA in the type of activities and investments in which they may participate if the investment and/or activity involves an affiliate. In general, savings association subsidiaries of a savings and loan holding company are subject to Sections 23A and 23B of the Federal Reserve Act ("FRA") in the same manner and to the same extent as if the savings association were a member bank of the Federal Reserve System, as well as being subject to similar regulations adopted by the OTS. Section 23A of the FRA puts certain quantitative limitations, based upon a percentage of the savings association's capital stock and surplus, on certain transactions between a bank or its subsidiary and an affiliate, including transactions involving (i) loans or extensions of credit to the affiliate; (ii) the purchase of or investment in securities issued by an affiliate; (iii) the purchase of certain assets from an affiliate; (iv) the acceptance of securities issued by an affiliate as security for a loan or extension of credit to any person; or (v) the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. The Board of Governors of the Federal Reserve System (the "Board") has revised the definition of capital stock and surplus for purposes of Section 23A to conform that definition to that used by the Board in calculating the limits in Regulation O for insider lending and by the Office of the Comptroller of the Currency ("OCC") in calculating the limit on loans by a national bank to a single borrower. The revised definition will permit subordinated debt issued by the bank that qualifies for inclusion in Tier 2 capital to be included in the calculation of capital stock and surplus.

     In addition, under Section 23B, transactions between a bank or its subsidiary and an affiliate must meet certain qualitative limitations. Such transactions must be on terms at least as favorable to the bank or its subsidiary as transactions with unaffiliated companies.

     Section 11 of the HOLA, as amended by FIRREA, also specifically prohibits a savings association subsidiary of the savings and loan holding company from making a loan or extension of credit to an affiliate (which also includes under most circumstances, a purchase of assets from an affiliate that is subject to the affiliate's agreement to repurchase the assets) unless that affiliate is engaged only in activities permitted to bank holding companies under Section 4(c) of the Bank Holding Company Act or from purchasing or investing in the securities of any affiliate (other than a subsidiary of the savings association). The OTS regulations, consistent with the provisions of Sections 23A and 23B, exclude transactions between a savings association and its subsidiaries from the limitations of those sections, but those regulations also define certain subsidiaries to be affiliates and subject to the requirements of those sections. At the present time, none of the Bank's subsidiaries are within the definition of an affiliate for purposes of those regulations.

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

     Since the adoption of FIRREA, the dividends which the Bank has received on its FHLB stock have been significantly reduced as a result of requirements imposed by FIRREA on the FHLB System. Each bank in the FHLB System is required to transfer a percentage of its annual net earnings to the Affordable Housing Program, as defined in FIRREA. This amount is a minimum of 10% of the annual net income of each bank in the FHLB system.

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

     During 1998 the Bank was required to pay insurance premiums of $1.2 million. FDICIA required the FDIC to implement a risk-based assessment system under which an institution's premiums are based on the FDIC's determination of the relative risk the condition of such institution poses to its insurance fund. In response, the FDIC adopted a final rule, effective January 1, 1994. Under this rule, each insured institution is classified as "well capitalized," "adequately capitalized" or "undercapitalized," using definitions substantially the same as those adopted with respect to the "prompt corrective action" rules adopted by the regulatory agencies under FDICIA. See "Prompt Corrective Regulatory Action." Within each of these classifications, the FDIC has created three risk categories into which an institution may be placed, based upon the supervisory evaluations of the institution's primary federal financial institution regulatory agency and the FDIC. These three categories consist of those institutions deemed financially sound, those with demonstrated weakness that could result in significant deterioration of the institution and risk of loss to the FDIC, and those which pose a substantial probability of loss to the FDIC. Each of these nine assessment categories for SAIF insured institutions such as the Bank is assigned an assessment rate. Under the regulations, an institution is precluded from disclosing the risk-based assessment category to which it has been assigned.

     Pursuant to the provisions of FIRREA, the FDIC adopted a significant reduction in the insurance premiums to be paid by those financial institutions, primarily commercial banks, whose deposits are insured under the BIF. For BIF insured institutions, the assessment rate ranged from 0 to 27 basis points per annum of the institution's deposit assessment base, with a minimum premium of $2,000 per year, while for SAIF insured institutions it ranged from 23 to 31 basis points per annum. The Fund Act provides for elimination of the differential in premiums. In addition, the Fund Act authorized a one-time special assessment of 65.7 basis points of SAIF-assessable deposits as of March 31, 1995, to be paid by SAIF insured institutions to recapitalize the SAIF. On November 27, 1996, the FDIC collected from the Bank a special assessment of $11.6 million. As a result of the special assessment required by the Fund Act, the SAIF was capitalized at the target Designated Reserve Ratio ("DRR") of 1.25% of estimated insured deposits on October 1, 1996. Therefore, the FDIC lowered the rates on assessments paid to the SAIF, while simultaneously widening the spread between the lowest and highest rates, to avoid collecting more than needed to maintain the DRR, and to improve the effectiveness of the risk-based system. Effective October 1, 1996, for all SAIF insured institutions other than SAIF-member savings associations, the assessment rate ranged from 0 to 27 basis points per annum. On January 1, 1997, the adjusted rates became effective for all institutions including the Bank.

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

Liquidity Requirements

     Under OTS regulations, the Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations and certain corporate debt obligations and commercial paper) equal to at least 4% of its average daily balance of net withdrawal accounts and borrowings payable on demand or in one year or less. If at any time the Bank's liquid assets do not at least equal (on an average daily basis for any quarter) the amount required by these regulations, the Bank would be subject to various OTS enforcement procedures, including monetary penalties. At December 31, 1998, the Bank's percentage was 9.0%. Thus, the Bank was in compliance with these requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity."

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

     At December 31, 1998, the Bank met the capital requirements of a well capitalized association as defined by the regulation. At that date, the Bank held $75.5 million of brokered deposits.

Regulatory Capital Requirements

     The HOLA, as amended by FIRREA, mandates that the OTS promulgate capital regulations which provide capital standards no less stringent than the capital standards applicable to national banks.

     The HOLA and the OTS regulation require savings associations to maintain "core capital" in an amount not less than 3% of adjusted total assets. Core capital is defined in the OTS capital regulations as including, among other things, (i) common shareholder's equity (including retained earnings); (ii) a certain portion of the association's qualifying supervisory goodwill; (iii) noncumulative perpetual preferred stock and related surplus; and (iv) capitalized servicing rights ("CSR") and purchased credit card relationships ("PCCRs") meeting certain valuation requirements. All CSRs and PCCRs that are includable in capital are each subject to a 90% fair value limitation. The maximum amount of CSRs and PCCRs which can be included in core capital and tangible capital may not exceed, in the aggregate, an amount equal to 100% of the institutions core capital, with nonmortgage servicing assets and PCCRs limited to 25% of core capital. All other intangible assets (other than qualifying PCCRs) must be deducted from core capital. At December 31, 1998, the Bank had $8.7 million of CSRs, but held no PCCRs. Of the CSRs held by the Bank, $877 thousand are in excess of the amount which may be included within the Bank's core capital.

     The regulations of the OCC, the principal national bank regulator, require a minimum core capital requirement of 3% of adjusted total assets for national banks with a composite 1 rating (the highest rating available) under the Capital, Asset Quality, Management, Earnings, Liquidity, Sensitivity toward market risk ("CAMELS") rating system for national banks and substantially higher core capital requirements for lower rated national banks. Most national banks are required to maintain core capital of 4% to 5% under this regulation. Effective April 1, 1999, only savings associations rated composite CAMELS 1 will be permitted to operate at the regulatory minimum core capital ratio of 3%. For all other savings associations, the minimum core capital ratio will be 4%. In determining the amount of additional core capital any savings institution will be required to maintain, the OTS will assess both the quality of risk management systems and the level of overall risk in each individual savings association through the supervisory process on a case-by-case basis. The OTS has not yet issued a final rule. The OTS capital regulations already permit the OTS to impose a higher individual minimum capital requirement on a case-by-case basis. The Bank is not currently subject to any such requirement. The Bank's core capital ratio at December 31, 1998 was 9.02%.

     A savings association must maintain "Tangible Capital" in an amount not less than 1.5% of adjusted total assets. "Tangible Capital" means core capital less any intangible assets (including supervisory goodwill), plus CSRs and PCCRs to the extent includable in core capital as described above. At December 31, 1998, the Bank's tangible capital was 9.02%.

     A savings institution's investments in, and extensions of credit to, a subsidiary engaged in any activities not permissible for national banks ("nonincludable subsidiaries") generally are deducted from the institution's core capital and tangible capital in determining compliance with capital standards. This deduction is not required for investments in, and extensions of credit to, a subsidiary engaged solely in mortgage banking, to certain subsidiaries which are themselves insured depository institutions or, unless the FDIC determines otherwise in the interests of safety and soundness, to a subsidiary which engages in such impermissible activities solely as agent for its customers. Since July 1, 1996, the Bank has been required to deduct from its core and tangible capital its entire investments in WCS (both equity and extensions of credit), as WCS is engaged in residential real estate activities not permitted by national banks. At December 31, 1998, the amount excluded from the Bank's core and tangible capital was $4.8 million.

     As of December 31, 1998, the Bank's core capital was $345 million, exceeding the Bank's regulatory requirement by $230 million. The Bank's tangible capital at December 31, 1998 was $345 million, exceeding the applicable regulatory requirement by $288 million.

     The risk-based component of the capital standards requires that an association have total capital equal to 8.0% of risk-weighted assets. The OTS risk-based capital regulation provides that for assets sold as to which any recourse liability is retained (including on balance sheet assets related to the assets sold which are at risk) a savings association must hold capital as a part of its risk-based capital requirement equal to the lesser of (i) the amount of that recourse liability or (ii) the risk-weighted capital requirement for assets sold off-balance sheet as though the assets had not been sold. In addition, in the former instance, when calculating the Bank's risk-based capital ratio (a) the value of those on balance sheet assets which are subject to recourse, to the extent of that recourse liability ("fully capitalized assets"), is deducted from the Bank's total capital and (b) neither the risk-weighted value of the asset sold off-balance sheet nor the amount of the fully capitalized assets is included in the Bank's total risk-weighted assets. The Bank's risk-based capital requirement at December 31, 1998 included $349 million due to its recourse liability relating to grantor and owner trust financings, including fully capitalized assets.

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

     Before a risk-weight category can be applied to a consolidated off-balance sheet item, such item must be converted into a credit-equivalent amount by multiplying its face amount by whichever of four credit conversion factors is appropriate. There is a one hundred percent conversion of direct credit substitutes, and net assets sold under an agreement to repurchase; a fifty percent conversion factor for transaction-related contingencies and the unused portions of nonexempt loan commitments; a twenty percent conversion for trade-related contingencies, such as commercial letters of credit; and a zero percent conversion for the unused portion of exempt loan commitments and unused, unconditionally cancelable retail credit card lines. Interest rate contracts have special credit equivalent amounts equal to the sum of their current credit exposure plus their potential credit exposure. The risk-weight category to be applied to such amounts in determining the credit risk component would depend on the obligor, but in no event would be higher than fifty percent risk-weight. As of December 31, 1998, the Bank's total risk-weighted assets equaled $5.4 billion.

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

     The Bank currently has $94.5 million (excluding discount and issuance costs) of its 8.5% Subordinated Capital Debentures and $150 million of its 8.875% Subordinated Capital Debentures (excluding discounts and issuance costs) outstanding. Pursuant to the approval from the OTS to treat those debentures as supplementary capital, prior to January 1, 1999 the amount of those debentures which may be included as supplementary capital may not exceed 40% of the Bank's total capital. Effective January 1, 1999 the inclusion reverts back to one-third of the Bank's total capital. At December 31, 1998, the debentures then outstanding represented 39.7% of the Bank's total capital. Consistent with the OTS capital regulations, the amount of the 8.5% debentures which may be included as supplementary capital will decrease at the rate of 20% of the amount originally outstanding per year (net of redemptions), commencing on July 1, 1998 and the amount of the 8.875% debentures which may be included as supplementary capital will decrease at the rate of 20% of the amount originally outstanding per year (net of redemptions), commencing on August 1, 2002.

     The OTS regulations also permits the Bank to include as supplementary capital up to 45% of the pre-tax net unrealized holding gains on certain available-for-sale equity securities. The Bank's total capital at December 31, 1998 was $605 million and its risk-based capital ratio was 11.23%.

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

     Specifically, the rule provides that a savings association's IRR is to be determined by the decline in that association's Net Portfolio Value ("NPV") (i.e., the value of the association's assets as determined in accordance with the provisions of the rule) resulting from a 200 basis point change in market interest rates (increase or decrease, whichever results in a lower NPV) divided by the NPV prior to that change. If that result is a decrease of greater than 2%, the association must deduct from its total capital an amount equal to one-half of the decline in its NPV in excess of 2% of its NPV prior to the interest rate change (the "IRR component"). The reduction of an association's total risk-based capital is effective on the first day of the third quarter following the reporting date of the information used to make the required calculations. The rule also contains provisions (i) reducing the IRR component if the association reduces its IRR by the end of the quarter following the reporting date and (ii) permitting the OTS to waive or defer the IRR component on a showing that the association has made meaningful steps to reduce or control its interest rate risk. The OTS has postponed the effective date as of which an IRR component will be required to be deducted from a savings association's capital to permit the OTS to review the interest rate risk regulations currently being promulgated by the other federal banking agencies for their respective institutions. Even were the rule currently being applied, the Bank would not be required to reduce its total capital by an IRR component, and does not anticipate being required to do so during 1999.

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

     In summary, the Bank exceeded the current minimum requirements for core capital, tangible capital and risk-weighted capital as of December 31, 1998.

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

     The OTS, in conjunction with the other federal financial institution regulatory agencies, adopted regulations defining the five categories of capitalization and implementing a framework of supervisory actions, including those described above, applicable to savings institutions in each category. The regulations provide that a savings association will be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 (i.e., core) risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater and is not subject to any OTS order or directive to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater; has a Tier 1 risk-based capital ratio of 4% or greater and has either
(a) a leverage ratio of 4% or greater or (b) a leverage ratio of 3% or greater and is rated composite 1 under the CAMELS rating system in the most recent examination of the institution; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, has a Tier 1 risk-based capital ratio that is less than 4%, has a leverage ratio that is less than 4% or, if rated composite 1 under the CAMELS rating system in the most recent examination of the institution, has a leverage ratio that is less than 3%; (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%. At December 31, 1998, the Bank met the capital requirements of a "well capitalized" institution, as its total risk-based capital ratio was 11.23%, its Tier 1 risk-based capital ratio was 6.42% and its leverage ratio was 9.02%.

Loans to One Borrower

     Under the HOLA as amended by FIRREA, the loans to one borrower limitations for national banks apply to all savings associations in the same manner and to the same extent as they do to national banks. Thus, savings associations generally are not permitted to make loans to a single borrower in excess of 15% to 25% of the savings associations' unimpaired capital and unimpaired surplus (depending upon the type of loan and the collateral provided therefore), except that a savings association may make loans to one borrower in excess of such limits under one of the following circumstances: (i) for any purpose, in any amount not to exceed $500,000; (ii) to develop domestic residential housing units, in an amount not to exceed the lesser of $30.0 million or 30% of the savings association's unimpaired capital and unimpaired surplus, provided that the association receives the written approval of the OTS to do so (which approval the Bank has not sought) and certain other conditions are satisfied; or
(iii) to finance the sale of real property which it owns as a result of foreclosure, providing that no new funds are advanced. In addition, further restrictions on a savings association's loans to one borrower authority may be imposed by the OTS if necessary to protect the safety and soundness of the savings association. At December 31, 1998, 15% of the Bank's unimpaired capital and unimpaired surplus for loans to one borrower purposes was $90.2 million. The largest amount outstanding at December 31, 1998 to one borrower (and related entities) was $13.5 million.

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

     The Bank's aggregate investment in service corporation subsidiaries was $(0.5) million and its equity investments in operating subsidiaries was $263 million as of December 31, 1998.

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

     At December 31, 1998 the Bank's percentage of qualified thrift investments to portfolio assets was 78%. The Company anticipates that the Bank will continue to remain a QTL.

Dividend Regulations

     The OTS has adopted regulations limiting the amount of capital distributions a savings association may make. The regulation divides savings associations into three tiers; those which meet all of the fully phased-in capital requirements of the OTS both before and after the proposed distribution (Tier 1 Associations), those which meet all of the current capital requirements both before and after the proposed distribution (Tier 2 Associations), and those which fail to meet one or more of the current capital requirements (Tier 3 Associations). A Tier 1 Association may make capital distributions in an amount equal to the greater of (i) 100% of its net income for the current calendar year to the date of capital distribution, plus the amount that would reduce by one-half its "surplus capital ratio" (the amount by which the association's total capital-to-risk-weighted assets ratio exceeds its fully phased-in requirement of 8%) at the beginning of the current calendar year (i.e., at the end of the preceding calendar year), or (ii) 75% of its net income over the most recent four-quarter period preceding the quarter in which the capital distribution is to be made. A Tier 2 Association may make capital distributions of up to 75% of its net income over the past four-quarter period. A Tier 3 Association may not make any capital distribution without the prior authorization of the OTS. Although Tier 1 and Tier 2 Associations do not need to obtain prior approval to make a capital distribution which complies with the requirements of the OTS regulation, the savings association must file a notice with the OTS at least 30 days in advance of the date on which the distribution is to be made. The OTS has the authority, under the regulation, to preclude a savings association from making capital distributions, notwithstanding its qualification to do so on the above tests, if the OTS determines that the savings association is in need of more than normal supervision, or if the proposed distribution will constitute an unsafe or unsound practice given the condition of the savings association. In addition, a Tier 1 Association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 Association as a result of such determination. A savings association may also apply to the OTS for approval to make a capital distribution even though it does not meet the above tests, or for an amount which exceeds the amount permitted by the express terms of the regulation. In January of 1999, the OTS adopted a new rule which becomes effective on April 1, 1999, which will allow institutions that are not subsidiaries of a savings and loan holding company to qualify for a capital distribution without a notice or application to OTS, if they meet certain conditions, including retaining their well capitalized designation following the distribution and having

CAMELS and compliance ratings of 1 or 2. Other institutions either have to notify OTS or obtain the agency's approval, depending on the condition of the institution and the amount and nature of the capital distribution, but following the effective date of the rule they may file a schedule of proposed capital distributions for a year at a time, rather than filing separate notices. As a subsidiary of a savings and loan holding company, the Bank will continue to be required to file a notice or application.

     In addition, another OTS regulation pertaining to holding companies requires that the OTS be given a 30 day advance notice before a savings association subsidiary pays a dividend to its holding company. The notice described above can also constitute the notice for this purpose, if so designated.

     The Bank is a Tier 1 Association. As of the date hereof, under the limitations of the OTS capital distributions regulation, the Bank may pay dividends up to the greater of 100% of its net income since January 1, 1998 plus 50% of its surplus capital or 75% of its net income over the four-quarter period ending December 31, 1998. However, the Bank is also subject to certain limitations on the payment of dividends by the terms of the indenture for its 8.5% and 8.875% Debentures, which limitations are more severe than the OTS capital distribution regulations. Under the most restrictive of those limitations, the greatest capital distribution which the Bank could currently make is $73.9 million. During 1998, the Company made an additional investment in the Bank of $15.0 million which increased the availability of a capital distribution. In 1997, the available capital distribution was $85.6 million. The Company received dividends from the Bank during 1998 in the aggregate amount of $14.0 million.

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

     The CRA regulation was changed again effective July 1, 1995, when the regulatory agencies consisting of the OCC, the Board, FDIC and OTS passed a joint final rule. This amended regulation established a uniform framework and criteria by which the agencies could assess an institution's record of helping to meet the credit needs of its community, including low- and moderate-income neighborhoods, consistent with safe and sound operations, and provided for consideration of the agencies assessment when reviewing certain applications. Commonly referred to as the New CRA, the regulation establishes certain performance standards under which the Company is to be examined. Periodically, the OTS will review the Company's performance and publish a "Community Reinvestment Act Performance Evaluation". The revised examination procedures provide for an evaluation under the lending, investment and service tests.

     As required by the new CRA regulation, the Company has identified eleven Primary Metropolitan Statistical Areas ("PMSA's") and Metropolitan Statistical Areas ("MSA's") in the state of California as its assessment area(s). These geographic markets contain the Company's retail banking offices and are representative of where the Company accepts deposits from its customer base. The revised examination procedures will focus on performance rather than process. The Bank received a "satisfactory" rating in its most recent CRA evaluation. The new system will evaluate the degree to which the institution is providing (i) loans, (ii) branches and other services, and (iii) investments to low and moderate income areas. Under the new regulation, the Company could seek to be assessed on its CRA performance under a strategic plan prepared by the association and approved by the OTS. This would take the place of the three tests mentioned above. The new regulation also emphasized the importance of an institution's CRA performance in the corporate application process, and seeks to make the regulation more enforceable.

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

     The OTS has revised its asset classification scheme. The OTS removed the specific description of assets classified as "substandard," "doubtful" and "loss" from the regulatory text, and is now providing such descriptions in guidance, as is the practice of the federal banking regulatory agencies. As of December 31, 1998, the Bank had established allowances for loan and real estate losses of $38.4 million.

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

     In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement provides guidance for the way public enterprises report information about derivatives and hedging in annual financial statements and in interim financial reports. The derivatives and hedging disclosure is required for financial statements for fiscal years beginning after June 15, 1999. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company is in the process of evaluating the effect of SFAS 133, if any, will be on the earnings and financial position of the Company.

Annual Examinations

     FDICIA significantly reduces regulatory discretion by mandating the appropriate federal financial institution regulatory agency to conduct a full scope, on-site examination of each insured depository institution every twelve months. The Bank's last annual examination ended in April, 1998.

FDIC Back-Up Enforcement Authority

     The FDIC has the statutory authority under FDICIA to direct an insured institution's principal regulator to take enforcement action, and to take that action itself if the principal regulator fails to act timely, or in an emergency situation.

Financial Reporting

     FDICIA requires insured institutions to submit independently audited annual reports to the FDIC and the other appropriate regulated agencies. These publicly available reports must include: (i) annual financial statements prepared in accordance with generally accepted accounting principles and such other disclosure requirements as required by the FDIC or the appropriate agencies;
(ii) a report, signed by the chief executive officer and the chief financial officer or chief accounting officer of the institution which contains statements, attested to by independent auditors, about the adequacy of internal controls and procedures for financial reporting. Insured institutions such as the Bank are required to monitor these activities through an independent audit committee.

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

Year 2000 Standards for Safety and Soundness

     The OTS issued interim guidelines establishing Year 2000 safety and soundness standards for insured depository institutions. The development and implementation of a written due diligence process to monitor and evaluate Year 2000 efforts by third-party service providers and software vendors is a critical component of an institution's initial assessment period. The guidelines also require each insured depository institution to develop and adopt a written project plan that addresses each phase of the planning process. Insured depository institutions are expected to perform adequate testing of admission critical systems. The guidelines require an insured depository institution to design contingency plans appropriate for the institutions technological systems and operating structure that describe how the institution will mitigate the risks associated with the failure of systems (the business resumption contingency plan) and as applicable the failure to complete renovation testing or implementation emission critical system.

     The guidelines require insured depository institutions to implement a due diligence process that identifies customers posing material Year 2000 risk, evaluate the Year 2000 preparedness, assess the Year 2000 risk and implement the appropriate risk controls. Finally, the guidelines require that the Board of Directors and management must be involved in all stages of the institutions efforts to achieve the Year 2000 readiness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000".

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

     The OTS also prohibits directors or officers of savings associations, persons having the power to control the management or policies of savings associations and other persons who owe a fiduciary duty to savings associations from taking advantage of corporate opportunities belonging to their savings association or its subsidiaries. A corporate opportunity will be deemed to belong to the savings association if: (i) it is within the corporate powers of the savings association or its subsidiary; and (ii) the opportunity is of present or potential practical advantage to the savings association, directly or through its subsidiary. The OTS will deem a person not to have taken advantage of a corporate opportunity belonging to the savings association if a disinterested and independent majority of the savings association's board of directors, after receiving a full and fair presentation of the matter, rejected the opportunity as a matter of sound business judgment.

WFS

     WFS is an operating subsidiary of the Bank. WFS purchases automobile loans from new and used car dealers and makes installment loans to individual consumers, secured, in both instances, by automobiles and light duty trucks. WFS purchased automobile loans in 42 states at February 28, 1999. While WFS has historically been licensed in each state in which it operates, WFS is now relying upon the preemption of such state licensing laws afforded by OTS regulations. To the extent WFS relies on preemption it is no longer subject to audit and examination by the applicable state agencies for these states, but remains subject to examination and supervision by the OTS and the FDIC. WFS engages local counsel familiar with the applicable consumer finance and auto finance, licensing and titling laws and regulations of general application of each of the states in which it has offices and from which it purchases automobile loans to the extent it purchases automobile loans from states in which it has no office. WFS will continue to do so as to each of the states in which WFS intends to purchase automobile loans.

     Numerous federal and state consumer protection laws and regulations not preempted by OTS regulations impose requirements applicable to the automobile loans purchased and serviced by WFS. Among these enactment's are the federal Truth-in-Lending Act, the Federal Trade Commission Act, the Fair Credit Billing Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Fair Debt Collection Practices Act and the California Rees-Levering Act and similar retail installment sales laws and similar laws of other states in which WFS originates automobile loans.

     Most of the states in which WFS is originating automobile loans have statutes or regulations pertaining to the repossession and sale process WFS must follow when seeking to recover on a defaulted automobile loan. Generally, WFS must follow those requirements with precision to ensure its ability to maximize its recovery on a defaulted automobile loan. In addition, some states, such as Texas and Washington, have consumer protection laws which limit the assets WFS may reach in order to recover on any deficiency following repossession and sale of the vehicle which secures a defaulted automobile loans.

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

EMPLOYEES

     At December 31, 1998, the Company had 2,191 full-time and 102 part-time employees. None of these employees is represented by a collective bargaining unit or union and the Company and its subsidiaries believe they have good relations with their respective personnel.

FORWARD-LOOKING STATEMENTS

     Included in the preceding section of this Annual Report on Form 10-K are several "forward-looking statements." Forward-looking statements are those which use words such as "believe," "expect," "anticipate," "intend," "plan," "may," "will," "should," "estimate," "continue" or other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many risks and uncertainties which could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks and uncertainties we face are

     (1) the level of chargeoffs, as an increase in the level of chargeoffs will decrease our earnings;

     (2) our ability to originate new loans in a sufficient amount to reach our needs, as a decrease in the amount of loans we originate will decrease our earnings;

     (3) a decrease in the difference between the average interest rate we receive on the loans we originate and the rate of interest we must pay to fund our cost of originating those loans as a decrease will reduce our earnings;

     (4) the continued availability of sources of funding for our operations, as a reduction in the availability of funding will reduce our ability to originate loans;

     (5) maintaining the level of operating costs; as an increase in those costs will reduce our net earnings; and

     (6) the Year 2000 issues; as a disruption of our collection efforts as a result of Year 2000 problems or an increase in our costs to correct Year 2000 issues will reduce earnings.

     There are other risks and uncertainties we face, including the effect of changes in general economic conditions and the effect of new laws, regulations and court decisions. You are cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. PROPERTIES

     At December 31, 1998, the Company owned 20 properties in California and one property in Texas and leased 126 properties at various locations in other states.

     The executive offices are located at 23 Pasteur Road, Irvine, California. The remaining owned and leased properties are used as branch offices, finance company offices, regional business centers, and mortgage banking offices. At December 31, 1998, the net book value of property and leasehold improvements was approximately $57.8 million. The Company leases space at seven locations from companies controlled by a major shareholder. For further information see "Transactions with Related Parties."

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE BY QUARTER

     The common stock of the Company has been publicly traded since 1986 and is currently traded on the New York Stock Exchange ("NYSE"), identified by the symbol, WES. The following table illustrates the high and low prices by quarter in 1998 and 1996, as reported by NYSE, which prices are believed to represent actual transactions:

                                               1998                1997
                                         ----------------    ----------------
                                          HIGH      LOW       HIGH      LOW
                                         ------    ------    ------    ------
First Quarter..........................  $20.31    $15.63    $22.88    $14.50
Second Quarter.........................   16.88     11.50     19.00     13.25
Third Quarter..........................   15.75      8.63     22.88     17.94
Fourth Quarter.........................    9.19      5.81     23.50     15.63

     There were approximately 1,600 shareholders of Westcorp common stock at December 31, 1998. The number of shareholders was determined by the number of record holders, including the number of individual participants, in security position listings.

DIVIDENDS

     The Company paid cash dividends of $0.25, $0.40 and $0.39 per share for the years ended December 31, 1998, 1997 and 1996, respectively. The Company declared a stock dividend of 5% in 1996. The 1997 and 1996 dividends and earning per share and share amounts have been retroactively adjusted to give effect to the 1996 5% stock dividend. On January 12, 1999, the Company declared a quarterly cash dividend of $0.05 per share for shareholders of record as of January 22, 1999 and paid that dividend on February 8, 1999.

ITEM 6. SELECTED FINANCIAL DATA

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                  -------------------------------------------------------------------
                                     1998          1997          1996          1995          1994
                                  -----------   -----------   -----------   -----------   -----------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED SUMMARY OF
  OPERATIONS
Interest income.................  $   272,142   $   270,532   $   242,388   $   222,093   $   143,639
Interest expense................      161,331       161,070       139,194       139,279        88,766
                                  -----------   -----------   -----------   -----------   -----------
  Net interest income...........      110,811       109,462       103,194        82,814        54,873
Provision for loan losses.......       18,960        12,851        13,571        11,470        13,033
                                  -----------   -----------   -----------   -----------   -----------
  Net interest income after
     provision for loan
     losses.....................       91,851        96,611        89,623        71,344        41,840
Noninterest income..............      133,438       222,853       187,964       107,951        88,263
Noninterest expense(1)..........      253,532       246,269       210,346       117,724        97,464
                                  -----------   -----------   -----------   -----------   -----------
Income (loss) before income
  taxes.........................      (28,243)       73,195        67,241        61,571        32,639
Income taxes (benefit)..........      (11,330)       31,287        28,095        25,235        13,819
                                  -----------   -----------   -----------   -----------   -----------
Income (loss) before minority
  interest......................      (16,913)       41,908        39,146        36,336        18,820
Minority interest in earnings
  (loss) of subsidiaries........       (2,216)        5,120         7,349         2,908
                                  -----------   -----------   -----------   -----------   -----------
Net income (loss)...............  $   (14,697)  $    36,788   $    31,797   $    33,428   $    18,820
                                  ===========   ===========   ===========   ===========   ===========
OTHER SELECTED FINANCIAL DATA
Book value per share(2).........  $     12.43   $     13.27   $     12.23   $     11.54   $      8.32
                                  -----------   -----------   -----------   -----------   -----------
Weighted average number of
  shares and common share
  equivalents -- diluted........   26,305,117    26,351,144    26,199,537    25,917,018    25,531,182
Net income (loss) per share --
  diluted(2)....................  $     (0.56)  $      1.40   $      1.21   $      1.29   $      0.74
                                  ===========   ===========   ===========   ===========   ===========
Dividends per share(2)..........  $      0.25   $      0.40   $      0.39   $      0.34   $      0.27
Dividend payout ratio...........          N/A          28.6%         32.2%         26.4%         36.5%

---------------
(1) Includes $18.0 million in restructuring charges in 1998.

(2) Reflects 5% stock dividends in 1994, 1995, and 1996.

                                                  FOR THE YEAR ENDED DECEMBER 31,
                                   --------------------------------------------------------------
                                      1998         1997         1996         1995         1994
                                   ----------   ----------   ----------   ----------   ----------
                                                       (DOLLARS IN THOUSANDS)
CONSOLIDATED SUMMARY FINANCIAL
  CONDITION
Assets:
  Cash and other assets..........  $  704,907   $  665,891   $  514,955   $  331,604   $  229,547
  Loans:
     Consumer(1).................     921,176      294,100      290,501      343,027      440,794
     Mortgage(2).................   1,006,937    1,536,942    1,433,050    1,404,190    1,316,087
     Commercial(2)...............      64,720       41,668        7,867
  Mortgage-backed securities.....     980,044      941,448      849,548      852,552      470,669
  Investments and time
     deposits....................     125,730      248,815      239,124      291,564      285,192
                                   ----------   ----------   ----------   ----------   ----------
          Total assets...........  $3,803,514   $3,728,865   $3,335,045   $3,222,937   $2,742,289
                                   ==========   ==========   ==========   ==========   ==========
Liabilities:
  Deposits.......................  $2,178,735   $2,000,896   $1,873,942   $1,753,475   $1,632,782
  FHLB advances and other
     borrowings..................     440,924      563,922      569,357      655,100      545,652
  Amounts held on behalf
     of trustee..................     528,092      488,653      393,449      341,693      216,204
  Other liabilities..............      65,005       57,910       47,058       48,605       31,488
                                   ----------   ----------   ----------   ----------   ----------
          Total liabilities......  $3,212,756   $3,111,381   $2,883,806   $2,798,873   $2,426,126
                                   ==========   ==========   ==========   ==========   ==========
  Subordinated debt..............  $  239,856   $  239,195   $  104,917   $  104,360   $  103,851
  Minority interest in equity of
     subsidiaries................      21,857       29,538       28,392       21,965
  Shareholders' equity...........     329,045      348,751      317,930      297,739      212,312
                                   ----------   ----------   ----------   ----------   ----------
          Total liabilities and
            shareholders'
            equity...............  $3,803,514   $3,728,865   $3,335,045   $3,222,937   $2,742,289
                                   ==========   ==========   ==========   ==========   ==========
OTHER SELECTED FINANCIAL DATA
Average assets...................  $3,642,960   $3,787,480   $3,233,713   $2,837,292   $2,162,141
Return on average assets.........       (0.39)%       1.01%        0.98%        1.18%        0.87%
Average shareholders' equity.....  $  329,250   $  329,250   $  308,305   $  213,311   $  208,178
Return on average shareholders'
  equity.........................       (4.46)%      11.17%       10.31%       13.51%        9.04%
Equity-to-assets ratio...........        8.65%        9.35%        9.53%        9.24%        7.74%
Originations:
  Consumer loans.................  $2,680,341   $2,337,359   $2,157,556   $1,556,296   $1,191,560
  Mortgage loans.................   2,754,398    2,331,506    1,259,716      491,274      675,961
  Commercial loans...............     124,259       71,399        8,632
                                   ----------   ----------   ----------   ----------   ----------
          Total originations.....  $5,558,998   $4,740,264   $3,425,904   $2,047,570   $1,867,521
                                   ==========   ==========   ==========   ==========   ==========
Interest rate spread.............        2.88%        2.66%        2.86%        2.44%        2.18%

---------------
(1) Net of unearned discounts.

(2) Net of undisbursed loan proceeds.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto and other information included or incorporated by reference herein.

RESULTS OF OPERATIONS

OVERVIEW

     The Company's primary sources of revenue are net interest income and noninterest income. Net interest income is the difference between the income earned on interest earning assets and the interest paid on interest bearing liabilities. The primary components of noninterest income include gain on sale of automobile and mortgage loans, retained interest income on sold automobile loans, contractually specified servicing fees for the servicing of loans for the benefit of others, and other servicing related fees earned by servicing loans including late charges and other miscellaneous servicing fee income. Other components of noninterest income include gains and losses from the sale of investment and mortgage-backed securities, insurance income, fees related to the sales of investment products such as mutual funds and annuities and other fee income for deposits and various other products.

     Other significant factors that can affect the Company's results of operations include the levels of automobile, commercial and mortgage originations, the timing of sales of such products, the level of asset quality of products originated, and the operating efficiency of the company.

NET INTEREST INCOME

     Net interest income is affected by the difference between yields earned by the Company on its interest earning assets and the rates paid on its interest bearing liabilities (interest rate spread), and the relative amounts of the Company's interest earning assets and interest bearing liabilities. Net interest income totaled $111 million in 1998 compared to $109 million and $103 million in 1997 and 1996, respectively. The increase in net interest income for the year ended December 31, 1998 compared to 1997 and 1996 was due primarily to the increase in automobile loans held on balance sheet.

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

     The following table presents information relative to the average balances and interest rates of the Company for the periods indicated.

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                 ------------------------------------------------------------------------------------------------
                                              1998                             1997                             1996
                                 ------------------------------   ------------------------------   ------------------------------
                                  AVERAGE                YIELD/    AVERAGE                YIELD/    AVERAGE                YIELD/
                                  BALANCE     INTEREST    RATE     BALANCE     INTEREST    RATE     BALANCE     INTEREST    RATE
                                 ----------   --------   ------   ----------   --------   ------   ----------   --------   ------
                                                                      (DOLLARS IN THOUSANDS)
Interest earning assets:
  Other investments............  $  172,694   $  9,252    5.36%   $  133,416   $  7,612    5.71%   $  107,866   $  5,969    5.53%
  Investment securities........     103,026      6,070    5.89       132,197      7,376    5.58       138,184      7,620    5.51
  Mortgage-backed securities...     981,772     65,039    6.62       936,026     68,055    7.27       786,925     57,471    7.30
  Total loans:
    Consumer loans.............     581,911     90,560   15.56       415,226     65,985   15.89       409,255     65,542   16.01
    Mortgage loans(1)..........   1,266,628     96,491    7.62     1,552,392    119,859    7.72     1,366,509    105,682    7.73
    Commercial.................      54,439      4,730    8.69        19,090      1,645    8.62         1,093        104    9.50
                                 ----------   --------   -----    ----------   --------   -----    ----------   --------   -----
Total interest earning
  assets.......................   3,160,470    272,142    8.61     3,188,347    270,532    8.49     2,809,832    242,388    8.63
Noninterest earning assets:
  Amounts due from trusts......     316,419                          233,241                          140,067
  Retained interests in
    securitized assets.........     167,640                          141,008                           84,949
  Capitalized servicing
    rights.....................      36,704                           33,591                           26,922
  Premises and equipment and
    real estate owned..........      93,496                           97,371                           87,159
  Other assets.................      59,511                          131,331                          125,941
  Less: allowance for loan
    losses.....................      35,112                           37,409                           41,157
                                 ----------                       ----------                       ----------
        Total..................  $3,799,128                       $3,787,480                       $3,233,713
                                 ==========                       ==========                       ==========
Interest bearing liabilities:
  Deposits.....................  $2,086,972    109,005    5.22    $1,945,520    107,078    5.50    $1,761,319     99,091    5.63
  Securities sold under
    agreements to repurchase...     321,367     18,639    5.80       308,573     17,376    5.63       299,211     15,491    5.18
  FHLB advances and other
    borrowings.................     171,464     12,233    7.13       339,110     21,809    6.43       245,908     15,397    6.26
  Subordinated debentures......     239,584     21,454    8.95       166,924     14,807    8.87       104,619      9,215    8.81
                                 ----------   --------   -----    ----------   --------   -----    ----------   --------   -----
Total interest bearing
  liabilities..................   2,819,387    161,331    5.72     2,760,127    161,070    5.84     2,411,057    139,194    5.77
Noninterest bearing
  liabilities:
  Amounts held on behalf of
    trustee....................     389,276                          318,621                          178,754
  Other liabilities............     254,958                          379,482                          335,597
Shareholders' equity...........     335,507                          329,250                          308,305
                                 ----------                       ----------                       ----------
        Total..................  $3,799,128                       $3,787,480                       $3,233,713
                                 ==========   --------   -----    ==========   --------   -----    ==========   --------   -----
        Net interest income and
          interest rate
          spread...............               $110,811    2.89%                $109,462    2.65%                $103,194    2.86%
                                              ========   =====                 ========   =====                 ========   =====
        Net yield on average
          interest earning
          assets...............                           3.51%                            3.43%                            3.67%
                                                         =====                            =====                            =====

---------------
(1) For the purposes of these computations, nonaccruing loans are included in the average loan amounts outstanding.

     The total interest rate spread increased 24 basis points for 1998, compared with 1997 due to a increase of 12 basis points in the yield on interest earning assets while the cost of funds decreased by 11 basis points.

     The increase in income on interest earning assets for 1998, compared with 1997 was due primarily to a higher percentage of automobile loans held on the balance sheet.

     The decline in the cost of funds is primarily the result of the 28 basis point decrease in the cost of deposits. This decline was affected by a 17 basis point increase in securities sold under agreements to repurchase, a 70 basis point increase in the rate paid on FHLB advances and other borrowings, and a 8 basis point increase in the rate paid on subordinated debentures.

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

                                                                     RATE/                                   RATE/
                                                VOLUME     RATE     VOLUME     TOTAL     VOLUME     RATE     VOLUME    TOTAL
                                               --------   -------   -------   --------   -------   -------   ------   -------
                                                                           (DOLLARS IN THOUSANDS)
Interest income:
  Other investments..........................  $  2,242   $  (466)  $  (136)  $  1,640   $ 1,412   $   194   $  37    $ 1,643
  Investment securities......................    (1,627)      409       (88)    (1,306)     (329)       96     (11)      (244)
  Mortgage-backed securities.................     3,325    (6,084)     (257)    (3,016)   10,884      (236)    (64)    10,584
  Total loans:
    Consumer loans...........................    26,486    (1,370)     (541)    24,575       955      (491)    (21)       443
    Mortgage loans...........................   (22,060)   (1,552)      244    (23,386)   14,368      (136)    (55)    14,177
    Commercial loans.........................     3,047        13        25      3,085     1,709        (9)   (159)     1,541
                                               --------   -------   -------   --------   -------   -------   -----    -------
        Total interest earning assets........  $ 11,413   $(9,050)  $  (753)     1,610   $28,999   $  (582)  $(273)    28,144
                                               ========   =======   =======              =======   =======   =====
Interest expense:
  Deposits...................................  $  7,779   $(5,447)  $  (405)     1,927   $10,370   $(2,290)  $ (93)     7,987
  Securities sold under agreements to
    repurchase...............................       720       523        20      1,263       484     1,346      55      1,885
  FHLB advances..............................   (10,779)    2,372    (1,169)    (9,576)    5,834       418     160      6,412
  Subordinated debentures....................     6,444       134        69      6,647     5,489        63      40      5,592
                                               --------   -------   -------   --------   -------   -------   -----    -------
        Total interest bearing liabilities     $  4,164   $(2,418)  $(1,485)       261   $22,177   $  (463)  $ 162     21,876
                                               ========   =======   =======   --------   =======   =======   =====    -------
        Net change in net interest income....                                 $  1,349                                $ 6,268
                                                                              ========                                =======

PROVISION FOR LOAN LOSSES

     The Company maintains an allowance for loan losses to cover anticipated losses on the loans held on the balance sheet. The allowance for loan losses is increased by charging the provision for loan losses and decreased by actual losses on the loans held on balance sheet or as a result of the reduction of loans held on the balance sheet through loan sales. When the Company sells automobile loans in a securitization transaction, it reduce its allowance for loan losses and factors potential losses into its gain on sale calculation. The Company believes that the allowance for loan losses is currently adequate to absorb potential losses in its owned loan portfolio. See "Note 1 -- Summary of Significant Accounting Policies" to the Company's Consolidated Financial Statements.

     During 1998, the provision for loan losses totaled $19.0 million compared with $12.9 million and $13.6 million in 1997 and 1996, respectively. The increase in provision for loan losses in 1998 was due primarily to an increased amount of automobile loans held on the balance sheet. See "Asset Quality."

NONINTEREST INCOME

Automobile Lending Income

     The Company originates and sells automobile loans with servicing rights retained in the asset-backed market. The Company purchased $2.7 billion of automobile loans in 1998 compared to $2.3 billion in 1997. Noninterest income from automobile lending includes gains from the sale of loans, loan servicing income net of amortization of Retained Interest in Securitized Assets (" RISA"), and other related income such as document fees and late charges. For the year ended December 31, 1998, automobile lending generated income of $99 million compared to $176 million and $153 million for the years ended December 31, 1997 and 1996, respectively.

     Automobile lending is summarized as follows:

                                              FOR THE YEAR ENDED DECEMBER 31,
                                              -------------------------------
                                               1998        1997        1996
                                              -------    --------    --------
                                                  (DOLLARS IN THOUSANDS)
Gains on sale of automobile loans...........  $25,622    $ 39,945    $ 42,121
Loan servicing and retained interest
  income....................................   39,141     100,647      79,623
Other fee income............................   34,384      35,600      31,355
                                              -------    --------    --------
                                              $99,147    $176,192    $153,099
                                              =======    ========    ========

     The Company recorded gain on sale of contracts of $25.6 million, $39.9 million and $42.1 million in 1998, 1997 and 1996, respectively. Gain on sale of contracts declined compared to prior periods due to not executing a securitization transaction in the third quarter of 1998, and as a result of changes in the gross interest rate spread of contracts securitized, the amount of dealer participation paid, changes in credit loss assumptions and the effect of hedging activities. Gross interest rate spread is affected by product mix, general market conditions and overall market interest rates. The risk inherent in interest rate fluctuation are reduced through hedging activities. See "Business -- Hedging and Securitizations."

     Loan servicing and retained interest income decreased to $39.1 million for the year ended December 31, 1998 compared to $101 million and $79.6 million for 1997 and 1996, respectively. Loan servicing income decreased primarily due to
(1) higher amortization of retained interest in securitized assets as a result of higher credit losses; (2) lower retained interest income as a result of not executing a securitization transaction in the third quarter; and (3) increased levels of bankruptcies. The Company serviced automobile loans both owned and those sold and serviced for the benefit of others, of $4.4 billion, $3.8 billion and $3.1 billion at December 31, 1998, 1997 and 1996, respectively.

     Other fee income, consisting primarily of documentation fees, late charges and deferment fees, decreased to $34.4 million during 1998 compared to $35.6 million and $31.4 million in 1997 and 1996, respectively, representing a decrease and an increase of 3% and 14%, respectively.

Mortgage Banking Income

     During 1998, the Company originated $2.8 billion of prime and sub-prime mortgage loans compared to $2.3 billion in 1997. Income from mortgage banking includes gains on the sale of loans, loan servicing income net of amortization of capitalized servicing, and other income which primarily consists of late charges.

     Total mortgage banking income decreased to $14.2 million compared to $24.5 million and $18.5 million for the years ended December 31, 1998, 1997 and 1996, respectively.

                                                FOR THE YEAR ENDED DECEMBER 31,
                                                --------------------------------
                                                  1998        1997        1996
                                                --------    --------    --------
                                                     (DOLLARS IN THOUSANDS)
Net gains from sale of mortgage loans.........  $14,769     $18,945     $10,564
Loan servicing income (loss)..................   (2,949)      3,284       5,988
Other.........................................    2,410       2,311       1,963
                                                -------     -------     -------
                                                $14,230     $24,540     $18,515
                                                =======     =======     =======

     Gains on sales of mortgage loans for 1998 totaled $14.8 million compared to $18.9 million and $10.6 million for the years ended December 31, 1997 and 1996, respectively. The decline in the gain on sale for the year ended December 31, 1998 was the result of lower pricing on products sold.

     Net loan servicing loss totaled $2.9 million for the year ended December 31, 1998 compared to net loan servicing income of $3.3 million and $6.0 million for the years ended December 31, 1998, 1997 and 1996, respectively. The decrease in servicing income was the result of higher prepayment experience on loans serviced for the benefit of others as interest rates declined.

     As a result of the Company's decision to shift from originating prime mortgage products that were sold primarily on a servicing retained basis to originating sub-prime mortgage products that were to be sold on a whole loan, servicing released basis, the Company decided to sell substantially all of its mortgage servicing rights. At December 31, 1998, the Company serviced for the benefit of others $1.6 billion in mortgage loans compared with $4.9 billion at December 31, 1997.

Other Noninterest Income

     Other noninterest income consists primarily of investment and mortgage-backed securities gains and losses and insurance income. The Company had investment and mortgage-backed securities gains of $7.6 million for the year ended December 31, 1998 compared with gains of $8.0 million in 1997 and a losses of $1.6 million in 1996. The gain on sale recorded in 1998 was the result of the sale of $366 million of mortgage-backed securities compared with the sale of $394 million during 1997. Insurance income, which totaled $5.7 million, $6.5 million and $12.9 million for the years ended December 31, 1998, 1997 and 1996, includes premiums and commissions earned on insurance and insurance-related products, including credit life and collateral protection insurance. Sales of mutual funds and annuities totaled $2.0 million in 1998 and $1.8 million in 1997

NONINTEREST EXPENSES

     Noninterest expenses, excluding $18.0 million in restructuring charges, declined $10.7 million, or 4.4% to $236 million for the year ended, December 31, 1998 compared with $246 million for all of 1997. Salaries and employee benefits declined $3.1 million, or 2.2% to $135 million during 1998 compared with $138 million during 1997. Occupancy costs decreased $3.6 million, or 20% to $14.5 million for the year ended December 31, 1998 compared with $18.1 million the same period a year earlier. Data processing declined $3.5 million, or 20% to
14.5 million for all of 1998 compared with $17.9 million for 1997. The decline in noninterest expense is the result of the completion of the Company's restructuring programs in the automobile lending and mortgage banking areas during 1998.

Restructuring

     In 1998, the WFS completed a restructuring plan initially announced on February 10, 1998. The plan had four objectives: to reduce operating costs, to increase contract production volume, to strengthen credit quality and to improve the quality of personnel. The plan was achieved in two phases. Phase I of the plan, completed in the first quarter of 1998, consisted of the restructuring of operations in the Western United States. Phase II of the plan, completed in the third quarter of 1998 and patterned after Phase I, consisted of the restructuring of operations in the Central and Eastern United States.

     As a result of the restructuring, a total of 400 positions, or 19% of WFS's workforce, were eliminated and 96 offices were closed. WFS now purchases contracts through 21 regional business centers ("RBCs") and 26 satellite offices, each offering the full spectrum of prime and non-prime products. The total pre-tax restructuring charge in 1998 for the completed plan was $15.0 million. Restructuring related costs included $1.8 million for employee severance and $13.2 million for lease termination fees and the write off of disposed assets. The restructuring charge was substantially utilized during 1998. Operating costs as a percent of serviced contracts has declined from 5.4% in 1997 to 3.8% in 1998, resulting in a decrease in operating costs of $65 million on an annual run rate basis.

     Through the restructuring, WFS increased its contract production volume to $2.7 billion compared with $2.3 billion in 1997. Prior to the restructuring, WFS purchased contracts in 143 offices, each serving either the prime or non-prime market. As part of the restructuring, the Company closed poorly performing offices and combined its prime and non-prime marketing into a single, unified marketing effort. By combining the marketing of the two products under a single marketing force, WFS is able to more fully leverage its existing dealer relationships across the full spectrum of credit.

     Each of the 47 offices underwrites contracts by employing separate credit analysts that specialize in either reviewing prime or non-prime paper. The underwriting process is further enhanced by credit policies and contract approval authorities controlled by the front-end contract production system and through the use of the Company's proprietary scorecard which was implemented in the fourth quarter of 1998. See "Business -- Maintain Solid Asset Quality -- Consistent and Expeditious Underwriting."

     As part of the restructuring, early delinquency collection efforts were centralized at two national servicing centers that employ automated queuing and dialing techniques to contact customers. When these efforts are unsuccessful, the collection process is transferred to the RBCs where loan service counselors undertake more extensive collection efforts up to and including repossession. The Company plans to further improve its collection efforts by implementing a new collection system, including risk-based collections, in 1999.

     During 1998, the Company also established a more effective management structure. Each RBC is managed by a RBC manager who directs and is responsible for the performance of the region. Four functional managers who oversee marketing, credit, collections and operations report directly to the RBC manager. This organization is designed to provide overall coordination of the activities within the RBC with appropriate focus and specialization in each of these four critical business areas. Each of these critical functions also has a national director who provides expertise, training and policy development, management and enforcement. This matrix structure has been effective in providing greater oversight, compliance and focus for each aspect of the organization and has helped standardize operating practices by identifying best practices and employing these practices throughout the organization.

     During the fourth quarter of 1998, the Company incurred a $3.0 million restructuring charge relating to the consolidation of its 14 mortgage banking offices into 3 Regional Operating Centers and the elimination of 200 positions, or 55% of the work force in the mortgage banking area. This restructuring is the result of the Company's decision to focus on primarily sub-prime mortgage products rather than prime and non-agency originations. Restructuring related costs included $0.6 million for the employee severance and $2.4 million for lease termination fees and the writeoff of disposed assets. The restructuring program is designed to save up to $19 million annually in expenses

INCOME TAXES

     The Company's effective tax benefit was 40% for the year ended December 31, 1998 compared with an effective tax rate of 43% and 42% for the years ended December 31, 1997 and 1996, respectively.

FINANCIAL CONDITION

OVERVIEW

     During 1998, the Company's strategy has been to focus on and expand its three principal lines of business -- automobile lending, community banking, and mortgage banking. The Company originated $2.7 billion of automobile loans in 1998 compared with $2.3 billion during 1997. The 17% increase in automobile loan originations is the result of the successful implementation of a full spectrum single point of contact marketing approach initiated as part of the Company's restructuring program. Automobile loans securitized totaled $1.9 billion for all of 1998 compared with $2.2 billion during 1997. The decline in securitizations was the result of the Company's decision not to execute a securitization transaction in the third quarter during adverse market conditions.

     During 1998, commercial loans originated increased $52.8 million or 74% to $124 million compared with $71.4 million during 1997 as the Company continues to expand this line of business. Since the introduction of demand deposit accounts in the Retail Banking Division, core deposit balances (demand deposit, money market and savings accounts) have increased to $411 million at December 31, 1998 compared with $244 million at December 31, 1997. This amount represents less than 19% of the Company's total deposits, and provides a significant opportunity to materially increase the core to total deposit ratio.

     Mortgage loan production during 1998 increased to $2.8 billion compared with $2.3 billion during 1997. The Company securitized $2.9 billion of its mortgage loan origination during 1998 compared with $2.0 billion during 1997. Based upon current market pricing of prime and non-agency mortgage products, the Company decided to shift its focus to the sub-prime mortgage market. The decision to focus on more sub-prime mortgage products was based upon the wider margins and higher fee revenues generated by such loans. The Company believes that focusing on sub-prime mortgage loans is a more effective use of its capital. Sub-prime mortgage products will be sold on a whole loan, servicing released basis. This shift in strategy led to the sale of substantially all of the mortgage loan servicing portfolio and the closure of the Company's prime lending offices.

     At December 31, 1998, nonperforming assets totaled $16.3 million compared to $26.1 million at December 31, 1997. Nonperforming assets represented less than 1% of total assets in 1998 and 1997. At December 31, 1998, loans past due 60 days or more as a percentage of total loans in the Company's consumer and real estate loan portfolios were 0.8% and 0.9%, respectively, compared to 1.1% and 0.9% at December 31, 1997.

     The Company currently exceeds all regulatory capital requirements. At December 31, 1998, the Bank's FDICIA regulatory capital ratios for Tier 1 and risk-based capital were 6.42% and 11.24% respectively. The Bank's FIRREA regulatory capital ratios for tangible, core and risk-based capital were 9.02%, 9.02% and 11.24%, respectively.

INVESTMENT SECURITIES

     The Company's investment securities portfolio consists primarily of United States Agency and Treasury securities and is classified as available for sale. Accordingly, the portfolio is reported at fair value with unrealized gains and losses being reflected as a separate component of shareholders' equity. This portfolio is maintained primarily for liquidity purposes in accordance with regulatory requirements. The Company also holds FHLB stock, which is carried at cost, as required by its affiliation with the FHLB System. All of the Company's investment securities held to maturity were reclassified to available for sale in 1997. In 1997, the Company held other investments which include investment securities. At December 31, 1998, the weighted average interest rate of the Company's investment securities portfolio was 4.85% for securities with maturities of up to one year, 5.70% for securities with maturities greater than one year up to five years, and 5.01% for securities with maturities greater than five years up to ten years. The following table summarizes the Company's investment securities at the dates indicated.

                                                            DECEMBER 31,
                                      --------------------------------------------------------
                                        1998        1997        1996        1995        1994
                                      --------    --------    --------    --------    --------
                                                       (DOLLARS IN THOUSANDS)
Interest bearing deposits with other
  financial institutions............  $    515    $ 15,510    $    510    $    689    $    563
Other short-term investments........    22,864      84,136      62,798     126,227     145,391
Investment securities:
  U.S. Treasury securities and
     obligations of other U.S.
     Government
     agencies and corporations --
     available for sale.............    75,592     121,714     140,806     130,052     111,677
  U.S. Treasury securities and
     obligations of other U.S.
     Government
     agencies and corporations --
     held to maturity...............                             1,504       1,506
  Obligations of states and
     political subdivisions.........     1,572       1,532       1,513       3,441       3,062
  FHLB stock........................    24,555      25,762      31,967      29,624      24,474
  Corporate bonds -- below
     investment grade...............
  Other.............................       632         163          25          25          25
                                      --------    --------    --------    --------    --------
                                      $125,730    $248,817    $239,123    $291,564    $285,192
                                      ========    ========    ========    ========    ========

     The following table sets forth the stated maturities of the Company's investment securities at December 31, 1998.

                                       UP TO      ONE YEAR TO    FIVE YEARS TO    TEN YEARS    NO STATED
                                      ONE YEAR    FIVE YEARS       TEN YEARS       OR MORE     MATURITY
                                      --------    -----------    -------------    ---------    ---------
                                                            (DOLLARS IN THOUSANDS)
Interest bearing deposits with other
  financial institutions............  $   515
Other short-term investments........   22,864
Investment securities:
  U.S. Treasury securities and
     obligations of other U.S.
     Government agencies and
     corporations...................   24,306       $51,286
  Obligations of states and
     political subdivisions.........                    134         $1,438
  FHLB stock........................                                                            $24,555
  Other.............................       25                                                       607
                                      -------       -------         ------          ----        -------
                                      $47,710       $51,420         $1,438                      $25,162
                                      =======       =======         ======          ====        =======
Weighted average interest rate......     4.85%         5.70%          5.01%         0.00%          5.27%

MORTGAGE-BACKED SECURITIES

     The Company invests in mortgage-backed securities ("MBS") to generate net interest income, to manage its mix of assets and liabilities and to invest in certain low-income housing programs designed to provide affordable access to the housing market. In 1997, the Company reclassified all of the portfolio as available for sale and accounts for it at fair value with unrealized gains or losses being reported as a separate component of shareholders' equity. The following table summarizes the Company's MBS portfolio by issuer.

                                                              DECEMBER 31,
                                                         ----------------------
                                                           1998         1997
                                                         ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
Available for sale securities:
  GNMA certificates....................................  $859,627     $786,942
  FNMA participation certificates......................   113,842      143,451
  FHLMC participation certificates.....................     3,658        8,125
  Other................................................     2,917        2,930
                                                         --------     --------
                                                         $980,044     $941,448
                                                         ========     ========

     The carrying value of the MBS available for sale is equal to its estimated market value of $980 million and has a weighted average interest rate of 6.62% at December 31, 1998. The Company's MBS portfolio had maturities of ten years or greater at December 31, 1998, although payments are generally received monthly throughout the life of these securities.

LOAN PORTFOLIOS

Mortgage Loan Portfolios

     The Company has from time to time originated mortgage products that it has held on its balance sheet rather than selling such products into the secondary markets. Other than mortgage loans originated through the Commercial Banking Division on a limited basis and sub-prime loans held prior to sale, the Company does not currently add newly mortgage loans to its balance sheet. However, the Company continues to evaluates all mortgage products that it originates to determine whether the yield associated with the mortgage product warrants the risks associated with retaining such products on the balance sheet.

     The Company's total mortgage loan portfolio (including those held for sale) consisted of the following:

                                                            DECEMBER 31,
                                             ------------------------------------------
                                                    1998                   1997
                                             -------------------    -------------------
                                               AMOUNT        %        AMOUNT        %
                                             ----------    -----    ----------    -----
                                                       (DOLLARS IN THOUSANDS)
Single family residential loans:
  First trust deeds........................  $  618,670     61.4%   $1,062,208     69.1%
  Second trust deeds.......................      27,051      2.7        48,393      3.1
                                             ----------    -----    ----------    -----
                                                645,721     64.1     1,110,601     72.2
Multifamily residential loans..............     331,652     32.9       410,139     26.7
Construction loans.........................      18,950      1.9        15,835      1.0
Other......................................      17,031      1.7         9,024      0.6
                                             ----------    -----    ----------    -----
                                              1,013,354    100.6     1,545,599    100.5
Less: undisbursed loan proceeds............       6,417      0.6         8,657      0.5
                                             ----------    -----    ----------    -----
     Total mortgage loans..................  $1,006,937    100.0%   $1,536,942    100.0%
                                             ==========    =====    ==========    =====

Consumer Loan Portfolios

     The composition of the consumer loan portfolio (including those held for sale) consisted of the following:

                                                             DECEMBER 31,
                                                --------------------------------------
                                                      1998                 1997
                                                -----------------    -----------------
                                                 AMOUNT       %       AMOUNT       %
                                                --------    -----    --------    -----
                                                        (DOLLARS IN THOUSANDS)
Automobile loans..............................  $923,662     95.3%   $253,455     80.1%
Other.........................................    45,529      4.7      62,870     19.9
                                                --------    -----    --------    -----
                                                $969,191    100.0%   $316,325    100.0%
                                                ========    =====    ========    =====

     The balance of automobile loans held on the balance sheet is largely dependent upon the timing of the originations and securitizations of contracts. The Company completed securitization transactions of $1.9 billion during 1998, down from $2.2 billion in 1997 as a result of the Company's decision not to execute a securitization transaction in the third quarter, during a time when asset-backed transactions were adversely affected by wider spreads, thereby leaving a greater amount of loans held on the balance sheet. The Company completed a $1.0 billion securitization in February, 1999. WFS plans to continue to securitize contracts on a regular basis when favorable market conditions exist. The Company believes, however, that it holds a competitive advantage relative to other independent auto finance companies because of its ability to utilize the Bank's liquidity sources during unfavorable market conditions in the asset-backed securities market.

Commercial Loan Portfolio

     The Company had outstanding commercial loan commitments of $154 million at December 31, 1998 compared with $54.7 million at December 31, 1997. During 1998, the Company originated $124 million of commercial loans compared with $71.4 million during 1997. Though the Company continues to focus on expanding its commercial banking operations, it is not a significant source of revenues for the Company for the year ended December 31, 1998.

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

Automobile Loan Quality

     Consistent and Expeditious Underwriting -- The Company relies on a combination of multiple credit scoring models, system controlled underwriting policies and the judgment of its trained credit analysts to make risk based credit decisions. In order to make timely credit decisions, WFS personnel are trained to obtain, examine and verify all relevant underwriting information quickly utilizing the Company's automated credit application processing system. The Company's credit analysts are closely monitored by management through trend analysis, risk management reporting, and internal quality control professionals to insure adherence to the Company's underwriting guidelines. Credit analyst lending levels and approval authorities are established based on the individual's credit experience, portfolio performance, Credit Manager audit results and quality control review results. The goal in underwriting contracts is to correctly determine whether an applicant has the ability and intent to perform on his or her obligations under the contract, thereby maximizing returns while optimizing credit quality.

     Collection Activities -- WFS services all of the contracts it purchases, both those held by the Company and those sold in securitization transactions. The servicing process includes the routine collection and allocation of payments to WFS or to the appropriate securitization transaction into which the contract has been sold.

     WFS has developed procedures for the early identification and cure of delinquent contracts. During the early stages of delinquency, WFS utilizes an automated telephone dialing system ("autodialer") to aid in the servicing and collection process.. If the early collection efforts do not result in a satisfactory resolution of the delinquent account, then the account is forwarded to the appropriate regional collection specialist.

     If satisfactory payment arrangements are not made, the automobile is generally repossessed within 60 to 90 days of the date of delinquency, subject to compliance with applicable law. WFS uses independent contractors to perform repossessions. The automobile remains in the custody of WFS for 15 days (or longer if required by local law) to provide the obligor the opportunity to redeem the contract. If after the redemption period the delinquency is not cured, WFS writes down the vehicle to fair value and reclassifies the contract as a repossessed asset. After the redemption period expires, WFS prepares the automobile for sale. WFS sells substantially all repossessed automobiles through wholesale auto auctions at the best price possible, subject to applicable law. WFS does not provide the financing on repossessions sold. WFS uses regional remarketing departments to sell its repossessed vehicles. The remarketing departments are responsible for transportation of the vehicle to wholesale auction houses, reconditioning and repairs when necessary and tracking vehicles until they are sold. Once the vehicle is sold, any remaining deficiency balances are then charged off. At December 31, 1998, the total amount of repossessed autos managed by WFS was $7.8 million or 0.18% of the total serviced portfolio compared with $9.7 million or 0.26% of the total serviced portfolio at December 31, 1997.

     After chargeoff, WFS will seek to collect deficient balances through its centralized asset recovery center ("ARC"). The ARC will first attempt to collect directly from the obligor with its in-house collection staff. If efforts are not successful, the ARC will seek a deficiency judgment through a small claims court procedure, where available, or an attorney employed by WFS takes more formal judicial action against customers with deficiency balances in excess of that which may be brought in a small claims court proceeding. In some cases, particularly when the likelihood of recovery is believed to be remote, the account is assigned to a collection agency for final resolution. The ARC will attempt to obtain vehicles that could not be found for repossession by skip tracing to locate the vehicle. The ARC also monitors payment plans on those obligors who have filed for bankruptcy. If the obligor is not following the payment plan stipulated by the courts in a Chapter 13 bankruptcy the ARC will seek a judgment for dismissal or discharge from the bankruptcy court, or will seek an order permitting it to repossess the vehicle.

     The following tables reflect the delinquency, repossession and loss experience that WFS has achieved as a result of its collection efforts. It is the Company's policy to charge off all contracts once they become 120 days past due, including those that are not in compliance with the court ordered bankruptcy plan and whether or not the automobile has been repossessed or sold by that date. WFS continues to accrue interest on a contract until it is charged off. At the time a contract is charged off, all accrued but unpaid interest which has been previously included as income is reversed by charging the allowance for credit losses. No assurance can be given that the future performance of the contracts purchased by the Company will be similar to the delinquency, repossession and loss rates disclosed in the following tables.

     The following table sets forth information with respect to the delinquency of the Company's portfolio of automobile loans serviced.

                                                              DECEMBER 31,
                               ---------------------------------------------------------------------------
                                        1998                      1997                      1996
                               -----------------------   -----------------------   -----------------------
                               NUMBER OF                 NUMBER OF                 NUMBER OF
                               AUTOMOBILE                AUTOMOBILE                AUTOMOBILE
                                 LOANS        AMOUNT       LOANS        AMOUNT       LOANS        AMOUNT
                               ----------   ----------   ----------   ----------   ----------   ----------
                                                         (DOLLARS IN THOUSANDS)
Automobile loans
  serviced(1)................   464,257     $4,367,099    408,958     $3,680,817    341,486     $3,046,585
                                =======     ==========    =======     ==========    =======     ==========
Period of delinquency(2)
  31 - 59 days...............    13,885     $  112,208      6,605     $   54,450      4,511     $   38,173
  60 - 89 days...............     3,966         32,100      2,161         18,652      1,305         11,470
  90 days or more............     1,768         14,441        918          7,762        567          5,144
                                -------     ----------    -------     ----------    -------     ----------
Total automobile loans
  delinquent.................    19,619     $  158,749      9,684     $   80,864      6,383     $   54,787
                                =======     ==========    =======     ==========    =======     ==========
Delinquencies for automobile
  loans as a percentage of
  number and amount of
  automobile loans
  outstanding................      4.23%          3.64%      2.37%          2.20%      1.87%          1.80%
                                =======     ==========    =======     ==========    =======     ==========

---------------
(1) Includes delinquency information relating to automobile loans which are owned by the Company which have been sold and securitized but are serviced by the Company.

(2) The period of delinquency is based on the number of days payments are contractually past due.

     The following table sets forth information with respect to the delinquency of the Company's portfolio of automobile loans owned. Due to the timing of securitizations, owned delinquency statistics may, from time to time, experience wide fluctuations as a result of the amount of newly originated contracts pending securitization.

                                        DECEMBER 31, 1998      DECEMBER 31, 1997      DECEMBER 31, 1996
                                       --------------------   --------------------   --------------------
                                        NUMBER                 NUMBER                 NUMBER
                                          OF                     OF                     OF
                                       CONTRACTS    AMOUNT    CONTRACTS    AMOUNT    CONTRACTS    AMOUNT
                                       ---------   --------   ---------   --------   ---------   --------
                                                             (DOLLARS IN THOUSANDS)
Contracts owned......................    76,474    $875,642    21,562     $231,228    22,208     $233,947
                                        =======    ========    ======     ========    ======     ========
Period of delinquency(1)
  31-59 days.........................     7,579    $ 12,743     3,587     $  3,053     2,376     $  3,285
  60-89 days.........................     2,442       3,622     1,313        1,595       820        1,488
  90 days or more....................     1,129       1,868       557          587       350          617
                                        -------    --------    ------     --------    ------     --------
          Total contracts
            delinquent...............    11,150    $ 18,233     5,457     $  5,235     3,546     $  5,390
                                        =======    ========    ======     ========    ======     ========
Delinquencies as a percentage of
  number and amount of contracts
  outstanding........................     14.58%       2.08%    26.31%        2.26%     5.25%        2.30%

---------------
(1) The period of delinquency is based on the number of days payments are contractually past due.

     The following table sets forth information with respect to repossessions in the Company's portfolio of serviced contracts.

                                  DECEMBER 31, 1998        DECEMBER 31, 1997        DECEMBER 31, 1996
                                ----------------------   ----------------------   ----------------------
                                NUMBER OF                NUMBER OF                NUMBER OF
                                CONTRACTS     AMOUNT     CONTRACTS     AMOUNT     CONTRACTS     AMOUNT
                                ---------   ----------   ---------   ----------   ---------   ----------
                                                         (DOLLARS IN THOUSANDS)
Servicing portfolio(1)........   464,257    $4,367,099    408,958    $3,680,817    341,486    $3,046,585
                                 =======    ==========    =======    ==========    =======    ==========
Repossessed autos.............     1,232    $    7,790      1,554    $    9,672      1,133    $    6,135
                                 =======    ==========    =======    ==========    =======    ==========
Repossessed autos as a
  percentage of number and
  amount of contracts
  outstanding.................      0.27%         0.18%      0.38%         0.26%      0.33%         0.20%

---------------
(1) Includes delinquency information relating to contracts which are owned by WFS and contracts which have been sold and securitized but are serviced by the Company.

     The following table sets forth information with respect to actual loss experience of the Company's portfolio of automobile loans serviced and includes automobile loan loss information relating to automobile loans which are owned by the Company and automobile loans which have been sold and securitized but are serviced by the Company.

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1998          1997          1996
                                                 ----------    ----------    ----------
                                                         (DOLLARS IN THOUSANDS)
Portfolio
  Automobile loans serviced at end of period
     (net of unearned add-on interest)(1)......  $4,637,099    $3,680,817    $3,046,585
                                                 ==========    ==========    ==========
  Average during period (net of unearned add-on
     interest)(1)..............................  $4,006,185    $3,383,570    $2,627,622
                                                 ==========    ==========    ==========
  Gross chargeoffs of automobile loans during
     period....................................  $  173,422    $  136,773    $   86,464
  Recoveries of automobile loans charged off in
     current and prior periods.................      36,230        34,634        25,946
                                                 ----------    ----------    ----------
  Net chargeoffs...............................  $  137,192    $  102,139    $   60,518
                                                 ==========    ==========    ==========
  Net chargeoffs as a percent of average
     automobile loans outstanding during
     period....................................        3.42%         3.02%         2.30%
                                                 ==========    ==========    ==========

---------------
(1) Includes loan loss information for loans which are owned by the company and loans sold and securitized that were originated and serviced by the Company.

     Delinquency and loss experience was impacted by the disruption in collection efforts during the current year restructurings. (See "Improve Operating Efficiencies"), the shift to greater non-prime paper during 1996 and 1997 and higher levels of bankruptcies.

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

                                                              DECEMBER 31,
                                                  ------------------------------------
                                                  1998    1997    1996    1995    1994
                                                  ----    ----    ----    ----    ----
Period of Delinquency:
  Two payments (31 - 59 days)...................  0.71%   0.55%   0.34%   0.57%   0.56%
  Three payments (60 - 89 days).................  0.21    0.10    0.14    0.40    0.09
  Four or more payments (90 days or more).......  0.71    0.80    1.03    0.89    1.11

     The following table of mortgage delinquencies over 60 days by loan type highlights the fact that real estate loan related delinquencies have stabilized over the past three years.

                                                      DECEMBER 31,
                          --------------------------------------------------------------------
                                  1998                    1997                    1996
                          --------------------    --------------------    --------------------
                           AMOUNT                  AMOUNT                  AMOUNT
                          PAST DUE                PAST DUE                PAST DUE
                            OVER        % OF        OVER        % OF        OVER        % OF
                          60 DAYS     CATEGORY    60 DAYS     CATEGORY    60 DAYS     CATEGORY
                          --------    --------    --------    --------    --------    --------
                                                 (DOLLARS IN THOUSANDS)
Single family...........   $7,588       1.19%     $12,993       1.17%     $15,266       1.55%
Multifamily.............      669       0.30          938       0.22        1,756       0.38
Construction............      964       6.92          220       2.79
                           ------       ----      -------       ----      -------       ----
                           $9,221       0.91%     $14,151       0.90%     $17,022       1.17%
                           ======       ====      =======       ====      =======       ====

Nonperforming Assets

     The Company's total nonperforming assets ("NPAs") decreased $9.8 million to $17.1 million at December 31, 1998 compared to $26.1 million at December 31, 1997 and $33.0 million at December 31, 1996. NPAs as a percentage of total assets decreased by 0.3% for 1998 compared to 1997. At December 31, 1998, NPAs represented 0.4% of total assets. NPAs represented 0.7% and 1.0% of total assets at December 31, 1997 and 1996, respectively. Real estate markets have become stronger throughout California and have been relatively stable throughout the United States.

     NPAs consist of nonperforming loans ("NPLs") and REO. REO is carried at lower of cost or fair value less estimated disposition costs. NPLs are defined as all nonaccrual loans, which include mortgage loans 90 days or more past due and impaired loans where full collection of principal and interest is not reasonably assured. When a loan is designated as nonaccrual, all previously accrued but unpaid interest is reversed. At December 31, 1998, 1997 and 1996, interest on nonperforming loans excluded from interest income was $0.4 million, $0.8 million, and $1.0 million, respectively.

     A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment based on, among other factors, the fair value of the loan's collateral. Changes in the fair value of loans are recorded through the allowance for loan losses. At December 31, 1998 and 1997, impaired loans were $4.0 million and $4.8 million, respectively.

     The following table classifies NPLs into significant categories:

                                                        DECEMBER 31,
                                                   ----------------------
                                                     1998         1997
                                                   ---------    ---------
                                                   (DOLLARS IN THOUSANDS)
Loans placed on nonaccrual.......................   $ 8,181      $14,979
Impaired loans...................................     4,046        4,806
                                                    -------      -------
                                                    $12,227      $19,785
                                                    =======      =======

     Single family loans accounted for 47% of total NPAs at December 31, 1998 while multifamily loans accounted for 40%, although no single loan or series of such loans predominate. The decrease in total NPAs is the result of improving asset quality and stabilization of market values. The following tables show the roll forward and migration of NPLs and REO since December 31, 1996:

                                                 SINGLE
                                                 FAMILY       MULTIFAMILY     MULTIFAMILY
                                    TOTAL      1 - 4 UNITS    5 - 36 UNITS     37+ UNITS     CONSTRUCTION
                                   --------    -----------    ------------    -----------    ------------
                                                           (DOLLARS IN THOUSANDS)
NONPERFORMING LOANS
Balance December 31, 1996........  $ 20,939     $ 13,639        $ 3,327         $ 3,973
  New nonperforming loans........    24,674       19,878          3,062           1,180         $  554
  REO............................   (16,605)     (11,739)        (3,685)         (1,181)
  Cures and payoffs..............    (7,941)      (6,464)        (1,346)           (106)           (25)
  Chargeoffs.....................    (1,230)      (1,060)                                         (170)
  Transfers......................       (52)        (945)           893
                                   --------     --------        -------         -------         ------
Balance December 31, 1997........  $ 19,785     $ 13,309        $ 2,251         $ 3,866         $  359
  New nonperforming loans........    17,476       11,310          2,871                          3,295
  REO............................   (12,403)      (9,882)        (1,648)                          (873)
  Cures and payoffs..............   (11,587)      (8,749)        (2,392)           (111)          (335)
  Chargeoffs.....................    (1,044)        (199)                                         (845)
                                   --------     --------        -------         -------         ------
Balance December 31, 1998........  $ 12,227     $  5,789        $ 1,082         $ 3,755         $1,601
                                   ========     ========        =======         =======         ======
REAL ESTATE ACQUIRED THROUGH
  FORECLOSURE
Balance December 31, 1996........  $ 12,063     $  9,178        $ 2,515                         $  370
  New REO........................    27,021       15,113         10,622         $ 1,181            105
  Sales..........................   (26,489)     (17,906)        (7,317)         (1,181)           (85)
  Writedowns.....................    (5,475)      (1,237)        (4,127)                          (111)
                                   --------     --------        -------         -------         ------
Balance December 31, 1997........     7,120        5,148          1,693                            279
  New REO........................    14,851       11,858          2,394                            599
  Sales..........................   (17,673)     (13,232)        (3,719)                          (722)
  Writedowns.....................       563          (27)           746                           (156)
                                   --------     --------        -------         -------         ------
Balance December 31, 1998........  $  4,861     $  3,747        $ 1,114                         $    0
                                   ========     ========        =======         =======         ======

Allowance For Loan Losses

     The Company's allowance for loan losses was $37.7 million at December 31, 1998 compared to $33.8 million at December 31, 1997 and $40.2 million at December 31, 1996. The allowance for loan losses and related provisions are determined by considering loan volumes, loan sales, prepayments, loss trends, levels of NPLs and management's analysis of market conditions, individual loan reviews, levels of assets to reserves and other relevant factors. The allowance for loan losses is reduced by net chargeoffs and increased by the provision for loan losses. For the year ended December 31, 1998, the provision for loan losses totaled $19.0 million compared to $12.9 million and $13.6 million for the years ended December 31, 1997 and 1996, respectively. Net chargeoffs for the years ended December 31, 1998, 1997 and 1996 were $15.1 million, $18.4 million and $14.1 million, respectively.

     The Company believes that the allowance for loan losses is currently adequate to absorb inherent losses in the portfolio. While the Company's portfolio consists primarily of single family loans, no single loan, borrower or series of such loans comprise a significant portion of the total portfolio. The provision and allowance for loan losses are indicative of loan volumes, loss trends and management's analysis of market conditions.

     The following table sets forth the activity in the allowance for loan losses.

                                                     AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                     --------------------------------------
                                                        1998          1997          1996
                                                     ----------    ----------    ----------
                                                             (DOLLARS IN THOUSANDS)
Balance at beginning of period.....................   $ 33,834      $ 40,211      $ 39,260
Chargeoffs:
  Mortgage loans...................................     (4,761)       (6,850)       (5,678)
  Consumer loans...................................    (14,944)      (15,956)      (15,580)
                                                      --------      --------      --------
                                                       (19,705)      (22,806)      (21,258)
Recoveries:
  Mortgage loans...................................        427            66         2,010
  Consumer loans...................................      4,144         4,303         5,158
                                                      --------      --------      --------
                                                         4,571         4,369         7,168
                                                      --------      --------      --------
Net chargeoffs.....................................    (15,134)      (18,437)      (14,090)
Transfers from the allowance for real estate losses
  Business acquisition adjustments(1)..............                     (791)        1,470
Provision for loan losses..........................     18,960        12,851        13,571
                                                      --------      --------      --------
Balance at end of period...........................   $ 37,660      $ 33,834      $ 40,211
                                                      ========      ========      ========
Ratio of net chargeoffs during the period to
  average loans outstanding during the period......       0.79%         0.93%         0.79%

---------------
(1) Adjustments related to the acquisition of The Hammond Company and its subsidiaries were $791 thousand and $1.47 million at December 31, 1997 and 1996 respectively. There were no adjustments at December 31, 1998.

     The allowance for loan loss by loan category was as follows:

                                                           DECEMBER 31,
                                ------------------------------------------------------------------
                                             1998                               1997
                                -------------------------------    -------------------------------
                                               LOANS IN EACH                      LOANS IN EACH
                                             CATEGORY AS A % OF                 CATEGORY AS A % OF
                                ALLOWANCE       TOTAL LOANS        ALLOWANCE       TOTAL LOANS
                                ---------    ------------------    ---------    ------------------
                                                      (DOLLARS IN THOUSANDS)
Consumer......................   $13,971            45.6%           $ 6,787            15.5%
Single family residential.....     5,881            33.4              8,952            60.4
Multifamily residential.......    15,467            17.7             16,111            21.9
Commercial....................     2,341             3.3              1,984             2.2
                                 -------           -----            -------           -----
                                 $37,660           100.0%           $33,834           100.0%
                                 =======           =====            =======           =====

     The allowance for real estate losses remained constant at $0.8 million at December 31, 1998 and December 31, 1997. The allowance for real estate losses is charged with writedowns of foreclosed assets or changes in estimated fair value occurring subsequent to foreclosure. No later than at the time of foreclosure, individual properties are written down to estimated fair value and the allowance for loan losses is charged. Management believes that the allowance for real estate losses is currently adequate to absorb potential losses in the foreclosed portfolio.

     The following table presents summarized data relative to the allowances for loan and real estate losses.

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
Total loans(1)..............................................  $1,992,833    $1,872,710
Allowance for loan losses...................................      37,660        33,834
Allowance for real estate losses............................         784           784
Loans past due 60 days or more..............................      17,364        17,312
Nonperforming loans.........................................      12,227        19,785
Nonperforming assets(2).....................................      16,304        26,905
Allowance for loan losses as a percent of:
  Total loans(2)............................................         1.9%          1.8%
  Loans past due 60 days or more............................       230.1         195.4
  Nonperforming loans.......................................       308.0         171.0
Total allowance for loan losses and REO losses as a percent
  of nonperforming assets...................................       235.8         128.7
Nonperforming loans as a percent of total loans.............         0.6           1.1
Nonperforming assets as a percent of total assets...........         0.4           0.7

---------------
(1) Loans net of unearned discounts and undisbursed loan proceeds.

(2) Nonperforming loans and real estate owned.

AMOUNTS DUE FROM TRUST

     The excess cash flow generated by contracts sold to trusts is deposited into spread accounts by the trustee under the terms of the securitization transactions. In addition, at the time a securitization transaction closes, WFS advances additional monies to WFAL to initially fund these spread accounts. WFS establishes a liability associated with its use of the spread account funds which is reduced as such funds reach predetermined funding levels. WFS is released from obligation after the spread account reaches a predetermined funding level. Amounts due from trusts represents amounts due to WFS that are still under obligation to be held in the spread accounts. The amounts due from trusts at December 31, 1998 was $333 million compared with $295 million at December 31, 1997. The increase is a result of the increase in the total contracts securitized and outstanding.

SECURITIZED ASSETS AND CAPITALIZED SERVICING RIGHTS

     Statement of Financial Accounting Standards ("SFAS") No. 125 requires that, following a transfer of financial assets, an entity must recognize the assets it controls and the liabilities it has incurred, and derecognize assets for which control has been surrendered and liabilities that have been extinguished. SFAS 125 defines two separate financial assets retained at the time of securitization or sale, RISA which represents the excess spread created from securitization or sale, and CSR which represents the benefit derived from retaining the rights to service loans securitized or sold. The Company did not recognize any CSR as of December 31, 1998 or 1997 with respect to securitized automobile loans. Previous accounting guidance did not separately distinguish these rights.

     Retained Interest in Securitized Assets

     Retained Interest in Securitized Assets ("RISA") capitalized upon securitization of automobile loans represents the present value of the estimated future earnings to be received by the Company from the excess spread created in securitization transactions. Excess spread is calculated by taking the difference between the coupon rate of the automobile loans sold and the interest rate paid to the investors less contractually specified servicing and guarantor fees.

     Prepayment and credit loss assumptions are utilized to project future earnings and are based upon historical experience. Credit losses are estimated using a cumulative loss rate estimated by management to reduce the likelihood of asset impairment. All assumptions used are evaluated each quarter and adjusted, if appropriate, to reflect actual performance of the automobile loans.

     Future earnings are discounted at a rate management believes to be representative of market at the time of securitization. The balance of the RISA is amortized against actual excess spread income earned on a monthly basis over the expected repayment life of the underlying automobile loans. RISAs are classified in a manner similar to available for sale securities, and as such are marked to market each quarter. Market value changes are calculated by discounting the excess spread using a current market discount rate. Any changes in the market value of the RISA is reported as a separate component of shareholders' equity as an unrealized gain or loss, net of applicable taxes.

     Two methods have arisen in practice to determine the fair value of future retained interest earnings, the cash-in method and the cash-out method. The Securities and Exchange Commission ("SEC") has set forth specific guidance that the cash-out method is the only appropriate method to be used in determining the fair value of such assets as defined by the SFAS No. 125. The cash-out method discounts future retained interest earnings from the period in which the transferor expects to receive the cash, thereby taking into consideration the period of time that the cash is received from obligors but restricted from distribution to the transferor. WFS has historically and will continue to use the cash-out method in measuring such assets.

     The following table presents the activity of the RISA:

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      1998         1997        1996
                                                    ---------    --------    --------
                                                         (DOLLARS IN THOUSANDS)
Beginning balance.................................  $ 181,177    $121,597    $ 78,045
Additions.........................................     91,914     112,230     104,071
Amortization......................................   (103,610)    (53,421)    (60,519)
Change in unrealized gains on RISA................      1,749         771
                                                    ---------    --------    --------
Ending balance....................................  $ 171,230    $181,177    $121,597
                                                    =========    ========    ========

     At the time of a securitization, the Company utilizes prepayment speed, net credit loss and discount rate assumptions to initially compute the value of the RISA. These assumptions may change periodically based on actual performance or other factors. During 1998, the Company utilized prepayment rates of 1.6% ABS in computing RISA. Cumulative net credit loss assumptions utilized for 1998 securitizations ranged from 6% to 7%. The Company used a discount rate of 425 basis points over the two-year Treasury rate at the time of securitization in discounting future earnings.

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

                                                            DECEMBER 31,
                                                      ------------------------
                                                         1998          1997
                                                      ----------    ----------
                                                       (DOLLARS IN THOUSANDS)
Estimated net undiscounted RISA earnings............  $  361,209    $  438,190
Off-balance sheet allowance for losses..............    (170,664)     (236,796)
Discount to present value...........................     (19,315)      (20,217)
                                                      ----------    ----------
Retained interests in securitized assets............  $  171,230    $  181,177
                                                      ==========    ==========
Outstanding balance of automobile loans sold through
  securitizations...................................  $3,491,452    $3,449,590
Off-balance sheet allowance for losses as a percent
  of automobile loans sold through securitization...        4.89%         6.86%

                       CUMULATIVE STATIC POOL LOSS CURVES
                              AT DECEMBER 31, 1998


       PERIOD          1995-1    1995-2    1995-3    1995-4    1995-5    1996-A    1996-B    1996-C     1996-D
--------------------------------------------------------------------------------------------------------------
1                       0.00%     0.03%     0.00%     0.00%     0.01%     0.00%     0.01%      0.00%    0.02%
2                       0.10%     0.15%     0.09%     0.06%     0.09%     0.06%     0.09%      0.09%    0.10%
3                       0.26%     0.23%     0.20%     0.16%     0.16%     0.17%     0.20%      0.22%    0.24%
4                       0.43%     0.43%     0.36%     0.31%     0.32%     0.29%     0.35%      0.52%    0.44%
5                       0.68%     0.58%     0.58%     0.52%     0.48%     0.48%     0.61%      0.74%    0.71%
6                       0.79%     0.77%     0.80%     0.70%     0.62%     0.63%     0.88%      0.98%    0.93%
7                       0.96%     0.95%     1.04%     0.86%     0.78%     0.81%     1.14%      1.27%    1.16%
8                       1.10%     1.09%     1.27%     1.02%     0.98%     1.08%     1.42%      1.52%    1.43%
9                       1.32%     1.28%     1.46%     1.13%     1.16%     1.35%     1.67%      1.77%    1.72%
10                      1.49%     1.49%     1.62%     1.26%     1.32%     1.63%     1.91%      1.98%    2.03%
11                      1.68%     1.64%     1.79%     1.41%     1.54%     1.87%     2.18%      2.21%    2.34%
12                      1.86%     1.81%     1.92%     1.52%     2.01%     2.06%     2.38%      2.49%    2.62%
13                      2.05%     1.94%     2.01%     1.66%     2.03%     2.28%     2.58%      2.73%    2.97%
14                      2.20%     2.09%     2.17%     1.86%     2.25%     2.47%     2.79%      2.99%    3.27%
15                      2.38%     2.16%     2.26%     2.07%     2.41%     2.63%     2.95%      3.21%    3.53%
16                      2.51%     2.24%     2.42%     2.26%     2.59%     2.79%     3.14%      3.47%    3.79%
17                      2.67%     2.36%     2.57%     2.47%     2.77%     2.97%     3.38%      3.70%    4.02%
18                      2.79%     2.46%     2.86%     2.59%     2.88%     3.12%     3.55%      3.94%    4.19%
19                      2.90%     2.55%     3.08%     2.72%     3.00%     3.31%     3.80%      4.18%    4.43%
20                      2.98%     2.69%     3.23%     2.88%     3.12%     3.49%     3.98%      4.36%    4.65%
21                      3.08%     2.83%     3.38%     2.95%     3.24%     3.63%     4.14%      4.53%    4.80%
22                      3.21%     2.96%     3.49%     3.04%     3.39%     3.80%     4.31%      4.67%    5.07%
23                      3.27%     3.06%     3.59%     3.13%     3.53%     3.95%     4.46%      4.84%    5.27%
24                      3.41%     3.17%     3.68%     3.22%     3.64%     4.10%     4.58%      5.01%    5.47%
25                      3.53%     3.24%     3.74%     3.30%     3.72%     4.22%     4.74%      5.17%    5.65%
26                      3.59%     3.28%     3.81%     3.37%     3.83%     4.33%     4.87%      5.34%    5.80%
27                      3.68%     3.33%     3.88%     3.47%     3.95%     4.41%     4.98%      5.50%
28                      3.72%     3.42%     3.97%     3.50%     4.08%     4.51%     5.11%      5.67%
29                      3.77%     3.46%     4.01%     3.58%     4.16%     4.60%     5.21%
30                      3.82%     3.49%     4.06%     3.65%     4.25%     4.70%     5.31%
31                      3.87%     3.52%     4.07%     3.75%     4.31%     4.79%     5.42%
32                      3.91%     3.56%     4.14%     3.80%     4.35%     4.85%
33                      3.95%     3.55%     4.20%     3.83%     4.40%     4.91%
34                      3.99%     3.60%     4.26%     3.87%     4.46%     4.99%
35                      4.02%     3.62%     4.31%     3.91%     4.54%
36                      4.00%     3.67%     4.34%     3.94%     4.58%
37                      4.05%     3.70%     4.38%     3.96%     4.61%
38                      4.06%     3.73%     4.40%     3.99%
39                      4.10%     3.74%     4.41%     4.01%
40                      4.14%     3.76%     4.44%     4.04%
41                      4.15%     3.77%     4.48%
42                      4.16%     3.80%     4.49%
43                      4.16%     3.80%     4.51%
44                      4.16%     3.82%
45                      4.16%     3.84%
46                      4.16%
47                      4.16%
48                      4.15%

                       CUMULATIVE STATIC POOL LOSS CURVES
                              AT DECEMBER 31, 1998

       PERIOD              1997-A      1997-B      1997-C      1997-D      1998-A      1998-B      1998-C
       ------              ------      ------      ------      ------      ------      ------      ------
   1                        0.00%       0.00%       0.00%       0.00%       0.00%       0.00%       0.00%
   2                        0.08%       0.07%       0.06%       0.05%       0.04%       0.02%       0.04%
   3                        0.20%       0.18%       0.15%       0.14%       0.11%       0.08%
   4                        0.36%       0.33%       0.29%       0.31%       0.25%       0.18%
   5                        0.62%       0.56%       0.46%       0.56%       0.44%       0.38%
   6                        0.85%       0.77%       0.67%       0.75%       0.66%       0.59%
   7                        1.12%       1.10%       0.93%       0.99%       0.95%       0.83%
   8                        1.45%       1.40%       1.16%       1.24%       1.23%
   9                        1.70%       1.70%       1.37%       1.47%       1.50%
  10                        2.02%       2.00%       1.66%       1.75%       1.79%
  11                        2.32%       2.22%       1.94%       2.06%
  12                        2.61%       2.43%       2.16%       2.35%
  13                        2.92%       2.66%       2.40%       2.63%
  14                        3.14%       2.91%       2.65%
  15                        3.30%       3.15%       2.90%
  16                        3.55%       3.56%       3.15%
  17                        3.77%       3.77%       3.36%
  18                        3.94%       3.97%
  19                        4.21%       4.20%
  20                        4.40%       4.39%
  21                        4.59%
  22                        4.81%
  23                        5.00%

     The Company believes that the off balance sheet allowance for losses is currently adequate to absorb potential losses in the sold portfolio.

Capitalized Servicing Rights

     Capitalized servicing rights consisted of the following:

                                                                DECEMBER 31,
                                                           ----------------------
                                                             1998         1997
                                                           ---------    ---------
                                                           (DOLLARS IN THOUSANDS)
Purchased mortgage servicing rights......................   $ 6,360      $14,695
Originated mortgage servicing rights.....................     6,136       26,161
Impairment allowance for mortgage servicing rights.......    (3,723)      (3,439)
                                                            -------      -------
                                                            $ 8,773      $37,417
                                                            =======      =======

     CSR assets represent an allocation of the cost basis of loans sold between the CSR and the loans based upon their relative fair value at the date the loans are originated or purchased. The fair value of CSR is calculated by estimating future servicing revenues, including servicing fees, late charges, other ancillary income, and float benefit, less the actual cost to service loans.

     For the year ended December 31, 1998, the Company capitalized servicing rights totalling $18.7 million compared to $23.9 million in 1997. The mortgage servicing rights are included in capitalized servicing rights and the amortization is a component of mortgage banking income in noninterest income. The Company's mortgage banking results were directly impacted by a declining interest rate environment that caused higher prepayments, which, in turn, accelerated the amortization of the Company's capitalized servicing rights. The

Company sold $31.9 million of its CSR in 1998. The sale represented 67% of the Company's portfolio serviced for the benefit of others.

     The remaining CSR asset was revalued to fair market value at December 31, 1998. The fair value of the CSRs was $8.8 million and $42.8 million at December 31, 1998 and December 31, 1997, respectively. Fair value was determined based on the present value of estimated future earnings. Significant assumptions were based upon prepayment, default, servicing cost and discount rate. For the purpose of estimated fair value, CSRs are stratified on the basis of loan type, loan coupon and loan term.

     CSR are evaluated for impairment based on the excess of the carrying amount of the CSR over their fair value on a disaggregated basis.

     Amortization of capitalized servicing rights are reflected as a component of mortgage banking income in noninterest income. Amortization expense for the year ended December 31, 1998 was $15.5 million, compared to $9.5 million for the year ended December 31, 1997.

CAPITAL RESOURCES AND LIQUIDITY

OVERVIEW

     The Company requires substantial capital resources to support its business. The primary cash requirements related to operating activities include (i) amounts needed to purchase loans or investment securities, (ii) amounts paid to brokers and dealers, (iii) securitization costs including spread account advances, and (iv) P&I advances to trusts. WFS also uses significant amounts of cash for operating expenditures. Sources available to the Company include (i) retail and commercial deposits, (ii) loan sales or securitizations, (iii) collection of principal and interest from loans and investment securities, (iv) other borrowing sources. These sources provide the Company the liquidity needed to fund its operations.

     Although Westcorp does not have publicly rated debt, its subsidiary, Western Financial Bank receives long term deposit and subordinated debt ratings. In November 1998, Moody's Investor Services, Inc. downgraded long term deposit to Ba3 from Ba2, issuer to B1 from Ba3 and subordinated debt to B2 from B1 ratings. This downgrade could result in higher future financing costs for the Company.

PRINCIPAL USES OF CASH

Acquisition of Loans or Investment Securities

     The most significant cash flow requirement for the Company is the acquisition of loans or investment securities. During 1998, total loan originations for the Company was $5.6 billion compared with $4.7 billion in the previous year. The Company purchased $665 million of investment securities during all of 1998 compared with $612 for the same period in 1997.

     OTS regulations require the Company, as a savings association, to maintain a specified level of liquid assets such as cash and short-term U.S. government and other qualifying securities. Such liquid assets must not be less than 4.0% for December 1998 and 5.0% for December 1997 of the Company's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At December 31, 1998 and 1997, such ratios were 9.0% and 9.1%, respectively.

     As a member of the FHLB, the Bank is required to maintain a specified ratio of cash, short-term United States government and other qualifying securities to net withdrawable accounts and borrowings payable in a year or less. The required liquidity ratio is currently 4%. The Bank has maintained liquidity in excess of the required amount in 1998.

Amounts Paid to Brokers and Dealers

     The Company's mortgage and automobile loan operations are not retail based. The Company acquires automobile loans through its relationships with franchised new and independent used car dealers. The Company pays an up-front dealer participation to the originating dealer for most automobile loans purchased. Participation paid by the Company to dealers during 1998 was $76.7 million compared with $68.0 million in

1997. The Company acquires its mortgage loans primarily through relationships with real estate brokers and agents that assists property buyers, homebuilders and thrifts. During 1998, the Company paid $0.7 million in broker fees compared with $0.6 million a year earlier.

Advances to Fund Spread Account

     The Company is required to maintain spread accounts related to automobile securitizations. At the time of securitization transaction closes, the Company is required to advance monies to initially fund spread accounts. The Company funds these spread accounts by foregoing receipt of excess cash flow until these accounts exceed predetermined levels. The amounts due from trusts at December 31, 1998, including initial advances not yet returned, was $333 million compared with $295 million at December 31, 1997 (see "Business -- Automobile
Operations -- WFS Reinvestment Contract").

Advances Due to Servicer

     As the servicer of automobile loans sold in securitizations, the Company periodically makes advances to the securitization trusts to provide for temporary delays in the receipt of required payments by borrowers in accordance with servicing agreements. The Company receives reimbursement of these advances through payments from the obligor on the automobile loan or from the trustee at the time a contract liquidates.

PRINCIPAL SOURCES OF CASH

     The Company employs various financing vehicles to fund its operations, including deposits, securitizations, commercial paper, advances from the FHLB, repurchase agreements, subordinated debentures and other borrowings. The sources used vary depending on such factors as rates paid, maturities, and the impact on capital.

Deposits

     The Company attracts both short-term and long-term deposits from the general public, commercial enterprises and institutions by offering a variety of accounts and rates. The Company offers regular passbook accounts, various money market accounts, demand deposit accounts, fixed interest rate certificates with varying maturities and individual retirement accounts. In 1998, the retail banking division continued its strategy to lower overall cost of funds. This strategy involved becoming the primary bank for its customers by providing checking accounts, money market accounts, ATMs, debit cards, overdraft protection and alternative investments (primarily mutual funds and annuities). The Company's deposits are obtained primarily from the areas surrounding its banking offices in California.

     The following table sets forth the amount of the Company's deposits by type at the dates indicated.

                                                                DECEMBER 31,
                                       --------------------------------------------------------------
                                          1998         1997         1996         1995         1994
                                       ----------   ----------   ----------   ----------   ----------
                                                           (DOLLARS IN THOUSANDS)
No minimum term:
  Demand deposit accounts............  $   38,511   $   14,179   $   28,734
  Passbook accounts..................      15,412       21,883       42,482   $   65,293   $  104,085
  Money market deposit accounts......     320,160      126,956          438          602          801
  Noninterest bearing deposits.......      75,240       94,910       40,418
Certificate accounts:
  Certificates (30 days to five
     years)..........................   1,461,539    1,488,352    1,481,847    1,462,649    1,335,805
  IRA................................     192,473      214,640      231,535      224,931      192,091
Brokered deposits....................      75,400       39,976       48,489
                                       ----------   ----------   ----------   ----------   ----------
                                       $2,178,735   $2,000,896   $1,873,943   $1,753,475   $1,632,782
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

     The Company's average certificate accounts outstanding are summarized below.

                                                    DECEMBER 31,
                                              ------------------------
                                                 1998          1997
                                              ----------    ----------
                                               (DOLLARS IN THOUSANDS)
Average certificate accounts outstanding....  $1,745,179    $1,782,967
Average interest rate paid..................         5.6%          5.8%

     Deposit accounts, subject to certain FDIC attribution rules, are insured by the FDIC up to $100,000 per customer. The Company's maturities of certificate accounts greater than or equal to $100,000 are as follows:

                                                      DECEMBER 31,
                                                 ----------------------
                                                   1998         1997
                                                 ---------    ---------
                                                 (DOLLARS IN THOUSANDS)
Three months or less...........................  $  3,214     $163,336
Over three months through six months...........    18,328       65,135
Over six months through one year...............   313,117      128,081
Over one year through three years..............    85,396       49,546
Over three years...............................    20,831        9,471
                                                 --------     --------
                                                 $440,886     $415,569
                                                 ========     ========

Securitizations

     The primary source of funds used by the Company for automobile loans is the sale of such products through asset-backed securities in the secondary markets. The Company has regularly securitized automobile loans through underwritten public sales of securities since 1985. Although the underlying interest costs associated with the securitizations fluctuate, they are primarily market driven and not necessarily related to the operations of the Company. The Company expects to continue to utilize securitization transactions as part of its liquidity strategy when the appropriate market conditions exist. During 1998, the Company securitized $1.9 billion of automobile loans compared with $2.2 billion for all of 1997.

     The primary source of funds used by the Company for mortgage loans is the sale of such products. Historically, the Company has been active in the secondary market, it has sold FHA and VA loans, as well as other conforming and non-conforming loans to FNMA, FHLMC, and other established conduits. As part of the Company's focus of originating sub-prime mortgage, the Company will continue to sell all its originations on a whole-loan, servicing released basis. During 1998, the Company sold $2.9 billion of mortgage loans through the secondary markets compared with $2.0 during 1997.

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

     The FHLB system functions in a reserve capacity for savings institutions. As a member, the Company is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB on security of such stock and on certain residential mortgage loans. The Bank has been pre-approved for advances up to

25% of its assets, based on remaining availability under credit facilities established by the Bank with the FHLB, with 24 hours notice. Such borrowings may be made pursuant to several different programs offered from time to time by the FHLB. Additional funds are available subject to additional collateral and other requirements. Each credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB prescribes the acceptable uses to which advances pursuant to each program may be put, as well as limitations on the sizes of advances and repayment provisions.

     At December 31, 1998, the Company did not have commercial paper outstanding. At December 31, 1997, the Company had $171 million of commercial paper outstanding. The maximum amount of commercial paper outstanding at any month-end was $388 million and $399 million during 1998 and 1997, respectively. The average amount of commercial paper outstanding and the weighted average interest rate during 1998 and 1997 was $175 million and 5.7%; and $178 million and 5.7%, respectively.

     Savings associations such as the Bank also have authority to borrow from the Federal Reserve System ("FRS") "discount window." FRS regulations require these institutions to exhaust all reasonable alternative sources of funds, including FHLB sources, before borrowing from the FRS. Federal regulations have been promulgated which connect CRA performance with access to long term advances from FHLB to member institutions. The Bank received a "satisfactory" rating in its most recent CRA evaluation.

Subordinated Capital Debentures

     In 1993 and 1997, the Company, through the Bank, issued $125 million of 8.5% and $150 million of 8.875% Subordinated Capital Debentures due 2003 and 2007, respectively, of which $240 million is currently outstanding. In addition to being a funding source, the Bank is permitted to include these Debentures in supplementary capital for purposes of determining compliance with risk-based capital requirements. See "Business -- Supervision and Regulation -- Regulatory Capital Requirements."

CAPITAL REQUIREMENTS

     The Bank is a federally chartered savings bank. As such, it is subject to certain minimum capital requirements imposed by FIRREA and FDICIA. FDICIA separates all financial institutions into one of five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." In order to be considered "well capitalized," an institution must have a total risk-based capital ratio of 10% or greater, a Tier 1 (i.e., core) risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater and not be subject to any OTS order. The Bank currently meets all of the requirements of a "well capitalized" institution. The following table summarizes the Company's actual capital and required capital as of December 31, 1998 and 1997:

                                                                      TIER 1
                                        TANGIBLE        CORE        RISK-BASED    RISK-BASED
                                        CAPITAL       CAPITAL        CAPITAL       CAPITAL
                                        --------    ------------    ----------    ----------
                                                       (DOLLARS IN THOUSANDS)
DECEMBER 31, 1998
Actual Capital:
  Amount..............................  $345,427      $345,427       $345,427      $604,552
  Capital ratio.......................      9.02%         9.02%          6.42%        11.23%
FIRREA minimum required capital:
  Amount..............................  $ 57,464      $114,929            N/A      $430,112
  Capital ratio.......................      1.50%         3.00%           N/A          8.00%
  Excess..............................  $287,963      $230,498            N/A      $174,440
FDICIA well capitalized required
  capital:
  Amount..............................       N/A      $191,548       $322,584      $537,640
  Capital ratio.......................       N/A          5.00%          6.00%        10.00%
  Excess..............................       N/A      $153,879       $ 22,843      $ 66,912
DECEMBER 31, 1997
Actual Capital:
  Amount..............................  $355,650      $355,650       $352,123      $639,937
  Capital ratio.......................      9.48%         9.48%          6.74%        12.24%
FIRREA minimum required capital:
  Amount..............................  $ 56,249      $112,498            N/A      $418,115
  Capital ratio.......................      1.50%         3.00%           N/A          8.00%
  Excess..............................  $299,401      $243,152            N/A      $221,822
FDICIA well capitalized required
  capital:
  Amount..............................       N/A      $188,574       $313,587      $522,644
  Capital ratio.......................       N/A          5.00%          6.00%        10.00%
  Excess..............................       N/A      $167,076       $ 38,536      $117,293

     The following table reconciles the Bank's capital in accordance with GAAP to the Bank's tangible, core and risk-based capital:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Bank shareholder's equity-GAAP basis........................  $332,951     $345,426
Adjustment: Unrealized gains under SFAS 115.................    (3,693)      (5,858)
  Less: non-permissible activities(1).......................    (4,811)     (10,222)
  Add: minority interest in equity of subsidiaries..........    21,857       29,538
  Less: disallowed capitalized servicing rights.............      (877)      (3,234)
                                                              --------     --------
          Total tangible and core capital...................   345,427      355,650
Adjustments for risk-based capital:
  Subordinated debentures(2)................................   224,844      256,311
  General loan valuation allowance(3).......................    34,281       31,503
  Less: fully capitalized assets............................                 (3,527)
                                                              --------     --------
  Risk-based capital........................................  $604,552     $639,937
                                                              ========     ========

---------------
(1) Does not include minority interest in joint venture subsidiaries.

(2) Excludes capitalized discounts and issue costs.

(3) Limited to 1.25% of risk-weighted asset.

EFFECT OF INFLATION AND CHANGING PRICES

     Unlike many industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant effect on the Company's performance than the general level of inflation. See "Item 7A Quantitative and Qualitative Disclosures about Market Risk."

YEAR 2000

     During 1997, the Company began a formal risk evaluation of potential Year 2000 issues. The Year 2000 issue arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail and create erroneous results. The outcome of the risk evaluation was the formation of a Year 2000 Committee that consists of officers and employees of the Company. In addition, there is a committee that consists of directors that provide oversight and direction to the Year 2000 Committee. The purpose of the Year 2000 Committee is to assess all risks, analyze current systems, coordinate upgrades and replacements, and report current and projected status of all known Year 2000 compliance issues.

     The Bank, a federally chartered savings bank, is subject to supervision and regulation by the OTS. As such, the Bank's compliance to Year 2000 issues are subject to the examination by the OTS.

     The Company has initiated a five-phase program to address the issues related to the Year 2000 and the impact on the Company's information and non-information technology systems. In addition, as part of the program the Company is in contact with its principal vendors to assess whether their Year 2000 issues, if any, will affect the Company.

     The Company, in phase one, identified Year 2000 issues and created a plan. In phase two, the Company took inventory of the systems and programs affected by the Year 2000 issues. Currently, the Company is in the third, fourth and fifth phases of its Year 2000 plan. The third phase was completed in January 1999. Phase four, in which the Company tests for Year 2000 compliance, is anticipated to be completed by March 31, 1999. The final phase implements the tested Year 2000 compliant system. The final phase has begun and is now estimated to be completed by June 30, 1999.

     Currently, the Company is in the third and fourth phases of its Year 2000 plan. In these phases, the Company ensures that the systems have been fixed and tested. It is expected that the third and fourth phases be completed by March 1999. The final phase implements the tested Year 2000 compliant systems. For some applications, this phase has begun. The Company expects to have all applications implemented by June 30, 1999.

     The Company's replacement or remedied costs for Year 2000 compliance issues expense is estimated approximately $1.8 million, which the Company will expense as incurred. This estimated cost consists primarily of software upgrades that include new features which are combined with Year 2000 corrections. The Company's inception to date Year 2000 cost is approximately $1.1 million.

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

CURRENT ACCOUNTING PRONOUNCEMENTS

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

     In June 1998, the FASB issued "SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information." This Statement provides guidance for the way public enterprises report information about operating segments in annual financial statements and requires selected information about operating segments in annual financial statements and in interim financial reports. It also requires certain related disclosures about products and services, geographic areas and major customers. The segment and other information disclosures are required for the year ended December 31, 1998. In the initial year of application, comparative information for earlier years is to be restated.

     In June 1998 the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133"). This statement provides guidance for the way public enterprises report information about derivatives and hedging in annual financial statements and in interim financial reports. The derivatives and hedging disclosure is required for financial statements for fiscal years beginning after June 15, 1999. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must by adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company is in the process of evaluating what the effect of SFAS 133, if any, will have on the earnings and financial position of the Company.

FORWARD-LOOKING STATEMENTS

     Included in the preceding section of this Annual Report on Form 10-K are several "forward-looking statements." Forward-looking statements are those which use words such as "believe," "expect," "anticipate," "intend," "plan," "may," "will," "should," "estimate," "continue" or other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many risks and uncertainties which could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks and uncertainties we face are

          (1) the level of chargeoffs, as an increase in the level of chargeoffs will decrease our earnings;

          (2) our ability to originate new loans in a sufficient amount to reach our needs, as a decrease in the amount of loans we originate will decrease our earnings;

          (3) a decrease in the difference between the average interest rate we receive on the loans we originate and the rate of interest we must pay to fund our cost of originating those loans; as a decrease will reduce our earnings;

          (4) the continued availability of sources of funding for our operations, as a reduction in the availability of funding will reduce our ability to originate loans;

          (5) maintaining the level of operating costs; as an increase in those costs will reduce our net earnings; and

          (6) the Year 2000 issues; as a disruption of our collection efforts as a result of Year 2000 problems or an increase in our costs to correct Year 2000 issues will reduce earnings.

     There are other risks and uncertainties we face, including the effect of changes in general economic conditions and the effect of new laws, regulations and court decisions. You are cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Credit risk and interest rate risk are the primary risks facing the Company. The Company relies upon loan review and an adequate loan loss reserve in order to address credit risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Asset Quality."

     The Company's Asset/Liability committee is responsible for the management of interest rate risk. This committee closely monitors interest rate risk and recommends policy for managing this risk. The primary measurement tool for evaluating this risk is the use of interest rate shock analysis. This analysis simulates the effects of an instantaneous and sustained change in interest rates (in increments of 100 basis points) on the Company's assets and liabilities and measures the resulting increase or decrease to the net present value ("NPV") of the Company's assets and liabilities. Another important measurement of the Company's interest rate risk is its "GAP." GAP is defined as the difference between the amount of interest sensitive assets that reprice versus the amount of interest-sensitive liabilities that also reprice within a defined period of time. For the Company, more interest rate sensitive liabilities than assets are repricing in the shorter maturity buckets and more interest rate sensitive assets then liabilities are repricing in the longer maturity buckets. In general, an increase in interest rates would more adversely affect the Company's NPV than would a decrease in interest rates improve the Company's NPV. As of December 31, 1998, a 200 basis point increase in interest rates would decrease the Company's NPV by 11% whereas a 200 basis point decline in interest rates would increase NPV by 2%. It should be noted that shock analysis is objective but not entirely realistic in that it assumes an instantaneous and isolated set of events. The following table summarizes the maturity GAP position of the Company at December 31, 1998.

                                                INTEREST RATE SENSITIVITY ANALYSIS AT DECEMBER 31, 1998
                                       -------------------------------------------------------------------------
                                         WITHIN      3 MONTHS    1 YEAR TO   3 YEARS TO    AFTER 5
                                        3 MONTHS    TO 1 YEAR     3 YEARS     5 YEARS       YEARS       TOTAL
                                       ----------   ----------   ---------   ----------   ---------   ----------
                                                                (DOLLARS IN THOUSANDS)
Interest earning assets:
Investment securities................  $      611   $   25,239   $  40,342   $  10,217    $   1,387   $   77,796
Other investments....................      23,179          200                                            23,379
Mortgage-backed securities...........      63,727      281,772     279,313     151,882      203,350      980,044
Consumer loans(1)....................      69,030      234,928     403,375     203,723       10,120      921,176
Mortgage loans:
  Adjustable rate(2).................     561,737      152,078                                           713,815
  Fixed rate(2)......................      10,206       40,536      78,979      51,045       99,823      280,589
Construction(2)......................      12,533                                                         12,533
Commercial(2)........................      61,558          240         703       1,926          293       64,720
                                       ----------   ----------   ---------   ---------    ---------   ----------
Total interest earning assets........     802,581      734,993     802,712     418,793      314,973    3,074,052
Interest bearing liabilities:
Deposits:
  Passbook/statement accounts(3).....       2,916        7,888       4,608                                15,412
  Money market deposit accounts(3)...      30,211      115,606     212,855                               358,672
  Certificate accounts(4)............     553,729    1,034,182     100,614      40,886                 1,729,411
FHLB advances(4).....................     151,513           60         176       6,700        2,404      160,853
Securities sold under agreements to
  repurchase(4)......................     265,644                                                        265,644
Subordinated debentures(4)...........                                           92,714      147,142      239,856
Other borrowings(4)..................      14,427                                                         14,427
                                       ----------   ----------   ---------   ---------    ---------   ----------
         Total interest bearing
           liabilities...............   1,018,440    1,157,736     318,253     140,300      149,546    2,784,275
                                       ----------   ----------   ---------   ---------    ---------   ----------
Excess interest earning assets
  (liabilities)......................    (215,859)    (422,743)    484,459     278,493      165,427      289,777
Effect of hedging activities.........     590,000     (100,000)   (100,000)   (165,000)    (225,000)
                                       ----------   ----------   ---------   ---------    ---------   ----------
Hedged excess (deficit)..............  $  374,141   $ (522,743)  $ 384,459   $ 113,493    $ (59,573)  $  289,777
                                       ==========   ==========   =========   =========    =========   ==========
Cumulative excess (deficit)..........  $  374,141   $ (148,602)  $ 235,857   $ 349,350    $ 289,777   $  289,777
                                       ==========   ==========   =========   =========    =========   ==========
Cumulative difference as a percentage
  of total interest earning assets...       12.17%       (4.83)%      7.67%      11.36%        9.43%        9.43%

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

     The following table provides information about the Company's derivative financial instruments and other financial instruments used that are sensitive to changes in interest rates. For loans, securities and liabilities with contractual maturities, the table presents principal cash flows and related weighted average interest rates by contractual maturities as well as the Company's historical experience of the impact of interest rate fluctuations on the prepayment of real estate loans, automobile loans and mortgage-backed securities. For core deposits (e.g., Passbooks, Money Market and interest bearing-demand deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted average interest rates based on the Company's historical experience, management's judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors.

     For interest rate swaps and interest rate caps, the table presents notional amounts and, as applicable, weighted average interest rates by contractual maturity date. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                                                                                       THERE-
                                1999        2000       2001       2002       2003      AFTER       TOTAL      FAIR VALUE
                             ----------   --------   --------   --------   --------   --------   ----------   ----------
                                                               (DOLLARS IN THOUSANDS)
RATE SENSITIVE ASSETS:
Fixed interest rate
  loans....................  $  366,093   $276,280   $204,247   $154,364   $100,983   $109,635   $1,211,602   $1,325,371
  Average interest rate....       13.19%     13.54%     13.52%     13.42%     12.77%      8.14%       12.86%
Variable interest rate
  loans....................  $  259,512   $152,898   $110,876   $ 82,723   $ 63,845   $111,378   $  781,232   $  781,388
  Average interest rate....        7.83%      7.64%      7.65%      7.65%      7.65%      7.66%        7.71%
Fixed interest rate
  securities...............  $  249,513   $157,229   $137,674   $ 87,912   $ 56,813   $157,189   $  846,330   $  854,116
  Average interest rate....        6.80%      7.14%      6.91%      7.18%      7.25%      7.20%        7.02%
Variable interest rate
  securities...............  $   34,939   $ 31,977   $ 29,253   $ 24,723   $ 20,071   $ 93,926   $  234,889   $  237,238
  Average interest rate....        6.22%      6.14%      6.01%      5.96%      5.97%      6.04%        6.06%
RATE SENSITIVE LIABILITIES:
Passbook deposits..........  $   10,804   $  3,676   $    932                                    $   15,412   $   15,242
  Average interest rate....        2.17%      2.17%      2.17%                                         2.17%
Money market and interest
  bearing demand
  deposits.................  $  145,817   $121,294   $ 91,561                                    $  358,672   $  354,727
  Average interest rate....        4.54%      4.45%      4.33%                                         4.45%
Certificates of deposits...  $1,587,910   $ 90,162   $ 10,453   $ 37,198   $  3,688              $1,729,411   $1,732,870
  Average interest rate....        5.35%      5.68%      5.26%      6.01%      5.13%                   5.38%
Fixed interest rate
  borrowings...............  $  417,217   $     85   $     91   $  4,797   $ 91,760   $152,403   $  666,353   $  621,707
  Average interest rate....        5.55%      7.25%      7.25%      8.17%      8.50%      8.84%        6.74%
Variable interest rate
  borrowings...............  $    5,218                                               $  9,209   $   14,427   $   14,427
  Average interest rate....        7.28%                                                  7.44%        7.38%
RATE SENSITIVITY DERIVATIVE
  FINANCIAL INSTRUMENTS:
Forward agreements in net
  receivable positions.....                                                                                   $    4,389
Pay variable interest rate
  swaps....................                                                                                   $   (1,280)
  Average pay rate.........        5.90%      5.90%      5.90%      5.90%                              5.90%
  Average receive rate.....        5.22%      5.22%      5.22%      5.22%                              5.22%
Interest rate caps
  purchased................       1,081      1,081        934        686        563        809        5,154        5,154
  Average strike rate......        8.00%                 6.00%      6.50%      6.63%      6.50%        6.57%

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

        Report of Independent Auditors.

        Consolidated Statements of Financial Condition at December 31, 1998 and 1997.

        Consolidated Statements of Operations for the years ended December 31, 1998, 1997, and 1996.

        Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1998, 1997, and 1996.

        Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996.

        Notes to Consolidated Financial Statements.

     (2) FINANCIAL STATEMENT SCHEDULES

        Schedules to the consolidated financial statements are omitted because the required information is inapplicable or the information is presented in the Company's consolidated financial statements or related notes.

     (3) EXHIBITS

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     3.1       Certificate of Incorporation(a)
     3.2       Bylaws(a)
     4.1       Indenture dated as of June 17, 1993 issued by Western
               Financial Bank, formerly Western Financial Savings Bank,
               F.S.B., with respect to $125,000,000 in aggregate principal amount of 8.5% Subordinated Capital Debentures due 2003(b)
     4.2       Indenture dated as of June 25, 1998 issued by Western
               Financial Bank, formerly Western Financial Savings Bank,
               F.S.B., with respect to $150,000,000 in aggregate principal amount of 8.875% Subordinated Capital Debentures due 2007(c)
    10.1       Westcorp Incentive Stock Option Plan(d)
    10.2       Westcorp Employee Stock Ownership and Salary Savings Plan(a)
    10.3       Westcorp 1991 Stock Option Plan(e)
    10.4       WFS Financial Inc ("WFS") 1996 Incentive Stock Option
               Plan(f)
    10.5       Westcorp Employee Stock Ownership and Salary Saving Plan(g)
    10.6       Employment Agreements(h)(i)(j)(k)
    21.1       Subsidiaries of Westcorp
    23.1       Consent of Independent Auditors
    27         Financial Data Schedule

---------------
(a) Exhibits previously filed with Westcorp Registration Statement on Form S-4 (File No. 33-34286), filed April 11, 1990, incorporated herein by reference under Exhibit Numbers indicated.

(b) Exhibit previously filed with, Western Financial Bank, formerly Western Financial Savings Bank, F.S.B., Offering Circular with the OTS, dated June 17, 1993 (will be provided to the SEC upon request).

(c) Exhibit previously filed with Western Financial Bank, formerly Western Financial Bank, F.S.B., Offering Circular with the OTS, dated July 25, 1998 (will be provided to the SEC upon request).

(d) Exhibit previously filed with Westcorp Registration Statement on Form S-1 (File No. 33-04295), filed May 2, 1986, incorporated herein by reference under Exhibit Number indicated.

(e) Exhibit previously filed with Westcorp Registration Statement on Form S-8 (File No. 33-43898), filed December 11, 1991, incorporated herein by reference under the Exhibit Number indicated.

(f) Exhibit previously filed with WFS Registration Statement on Form S-8 (File No. 33-07485), filed July 3, 1996, incorporated herein by reference under the Exhibit Number indicated. Amendment No. 1 dated as of November 13, 1998 filed with the WFS Registration Statement on Form S-8 (File No. 333-040121, incorporated herein by reference under Exhibit Number indicated.

(g) Exhibit previously filed with Westcorp Registration Statement on Form S-8 (File No. 333-11039) and the related Form 11K (File No. 001-09910), filed August 29, 1996 and June 28, 1996, respectively, incorporated herein by reference under the Exhibit Number indicated.

(h) Employment Agreement, in letter form, dated January 11, 1996 between the registrant and Donald H. Kasle (will be provided to the SEC upon request).

(i) Employment Agreement, in letter form, dated March 11, 1998 between the registrant and Andrea R. Kosovych (will be provided to the SEC upon request).

(j) Employment Agreement, in letter form, dated February 28, 1998 between WFS and Joy Schaefer (will be provided to the SEC and/or the OTS upon request).

(k) Employment Agreement, in letter form, dated February 28, 1998 between WFS and Lee A. Whatcott (will be provided to the SEC and/or the OTS upon request).

(b) REPORT ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WESTCORP

Dated: March 16, 1999                     By:      /s/ ERNEST S. RADY
                                            ------------------------------------
                                                      Ernest S. Rady,
                                                 Chairman of the Board and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the registrant in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                 /s/ ERNEST S. RADY                      Chairman of the Board, and     March 23, 1999
-----------------------------------------------------      Chief Executive Officer
                   Ernest S. Rady

                                                                  Director              March   , 1999
-----------------------------------------------------
                 Judith M. Bardwick

                /s/ ROBERT T. BARNUM                              Director              March 23, 1999
-----------------------------------------------------
                  Robert T. Barnum

                /s/ STANLEY E. FOSTER                             Director              March 23, 1999
-----------------------------------------------------
                  Stanley E. Foster

                                                                  Director              March   , 1999
-----------------------------------------------------
                    Roy Henderson

                 /s/ HOWARD C. REESE                              Director              March 23, 1999
-----------------------------------------------------
                   Howard C. Reese

               /s/ CHARLES R. SCRIBNER                            Director              March 23, 1999
-----------------------------------------------------
                 Charles E. Scribner

                 /s/ LEE A. WHATCOTT                        Senior Vice President       March 23, 1999
-----------------------------------------------------     (Principal Financial and
                   Lee A. Whatcott                      Accounting Officer) and Chief
                                                              Financial Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                           WESTCORP AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                       AND REPORT OF INDEPENDENT AUDITORS

                                                              PAGE
                                                              ----
REPORT OF INDEPENDENT AUDITORS..............................  F-2
CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Statements of Financial Condition at December
  31, 1998 and 1997.........................................  F-3
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1997 and 1996..........................  F-4
Consolidated Statements of Changes in Shareholders' Equity
  for the years ended December 31, 1998, 1997 and 1996......  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Westcorp

     We have audited the accompanying consolidated statements of financial condition of Westcorp and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of Westcorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Westcorp and subsidiaries at December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Los Angeles, California
January 25, 1999

                           WESTCORP AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
ASSETS
  Cash......................................................  $  114,375    $   71,484
  Interest bearing deposits with other financial
     institutions...........................................         515        15,510
  Other short-term investments..............................      22,864        84,136
                                                              ----------    ----------
     Cash and due from banks................................     137,754       171,130
  Investment securities available for sale..................      77,796       123,409
  Mortgage-backed securities available for sale.............     980,044       941,448
  Loans receivable, net of allowance for loan losses of
     $37,660 and $33,834, respectively......................     798,094     1,126,322
  Loans held for sale.......................................   1,157,079       712,554
  Amounts due from trusts...................................     332,732       295,123
  Retained interest in securitized assets...................     171,230       181,177
  Premises and equipment, net...............................      86,417        89,791
  Other assets..............................................      62,368        87,911
                                                              ----------    ----------
                                                              $3,803,514    $3,728,865
                                                              ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Deposits..................................................  $2,178,735    $2,000,896
  Securities sold under agreements to repurchase............     265,644       287,071
  Federal Home Loan Bank advances...........................     160,853        84,971
  Amounts held on behalf of trustee.........................     528,092       488,653
  Short term borrowings.....................................      14,427       191,880
  Other liabilities.........................................      65,005        57,910
                                                              ----------    ----------
                                                               3,212,756     3,111,381
SUBORDINATED DEBENTURES.....................................     239,856       239,195
MINORITY INTEREST IN EQUITY OF SUBSIDIARIES.................      21,857        29,538
SHAREHOLDERS' EQUITY
  Common stock, par value $1.00 per share; authorized
     45,000,000 shares; issued and outstanding 26,474,814
     shares in 1998 and 26,278,593 in 1997..................      26,475        26,279
  Paid-in capital...........................................     188,739       185,187
  Retained earnings.........................................     110,138       131,427
Accumulated other comprehensive income, net of tax..........       3,693         5,858
                                                              ----------    ----------
                                                                 329,045       348,751
                                                              ----------    ----------
                                                              $3,803,514    $3,728,865
                                                              ==========    ==========

          See accompanying notes to consolidated financial statement.

                           WESTCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                      --------------------------------------------------
                                                           1998              1997              1996
                                                      --------------    --------------    --------------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income:
  Loans, including fees.............................   $   191,781       $   187,489       $   171,328
  Mortgage-backed securities........................        65,039            68,055            57,471
  Investment securities.............................         6,070             7,376             7,620
  Other.............................................         9,252             7,612             5,969
                                                       -----------       -----------       -----------
          TOTAL INTEREST INCOME.....................       272,142           270,532           242,388
Interest expense:
  Deposits..........................................       109,005           107,078            99,091
  Federal Home Loan Bank advances and other
     borrowings.....................................        33,687            36,616            24,612
  Securities sold under agreements to repurchase....        18,639            17,376            15,491
                                                       -----------       -----------       -----------
          TOTAL INTEREST EXPENSE....................       161,331           161,070           139,194
                                                       -----------       -----------       -----------
NET INTEREST INCOME.................................       110,811           109,462           103,194
Provision for loan losses...........................        18,960            12,851            13,571
                                                       -----------       -----------       -----------
NET INTEREST INCOME AFTER PROVISION FOR
     LOAN LOSSES....................................        91,851            96,611            89,623
Noninterest income:
  Automobile lending................................        99,147           176,192           153,099
  Mortgage banking..................................        14,230            24,540            18,515
  Investment and mortgage-backed securities gains
     (losses).......................................         7,602             8,026            (1,620)
  Insurance income..................................         5,713             6,454            12,905
  Miscellaneous.....................................         6,746             7,641             5,065
                                                       -----------       -----------       -----------
          TOTAL NONINTEREST INCOME..................       133,438           222,853           187,964
Noninterest expenses:
  Salaries and employee benefits....................       134,666           137,741           110,494
  Credit and collections............................        22,277            15,703            10,040
  Occupancy.........................................        14,531            18,091            13,353
  Insurance.........................................         1,907             1,760            16,382
  Data processing...................................        14,376            17,894            10,949
  Telephone.........................................         9,787             9,585             6,450
  Restructuring charges.............................        18,000
  Miscellaneous.....................................        37,988            45,495            42,678
                                                       -----------       -----------       -----------
          TOTAL NONINTEREST EXPENSES................       253,532           246,269           210,346
                                                       -----------       -----------       -----------
INCOME (LOSS) BEFORE INCOME TAXES...................       (28,243)           73,195            67,241
Income taxes (benefit)..............................       (11,330)           31,287            28,095
                                                       -----------       -----------       -----------
INCOME (LOSS) BEFORE MINORITY INTEREST..............       (16,913)           41,908            39,146
Minority interest in earnings (losses) of
  subsidiaries......................................        (2,216)            5,120             7,349
                                                       -----------       -----------       -----------
          NET INCOME (LOSS).........................   $   (14,697)      $    36,788       $    31,797
                                                       ===========       ===========       ===========
NET INCOME (LOSS) PER COMMON SHARE:
  Basic.............................................   $     (0.56)      $      1.41       $      1.23
  Diluted...........................................         (0.56)             1.40              1.21
Weighted average common shares outstanding:
  Basic.............................................    26,305,117        26,165,678        25,910,548
  Diluted...........................................    26,305,117        26,351,144        26,199,537

          See accompanying notes to consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                           ACCUMULATED
                                                                                              OTHER
                                                                                          COMPREHENSIVE
                                                                    PAID-IN    RETAINED    INCOME NET
                                             SHARES     PAR VALUE   CAPITAL    EARNINGS      OF TAX        TOTAL
                                           ----------   ---------   --------   --------   -------------   --------
                                                                   (DOLLARS IN THOUSANDS)
BALANCE JANUARY 1, 1996..................  24,563,419    $24,563    $167,039   $105,951      $  186       $297,739
  Net income.............................                                        31,797                     31,797
  Accumulated other comprehensive income,
     net of tax(1).......................
     Gross unrealized gain...............                                                       898            898
                                                                                                          --------
     Comprehensive income................                                                                   32,695
  Stock options exercised................     134,017        134         923                                 1,057
  Stock dividend.........................   1,233,742      1,234      21,285    (22,519)                        --
  ESOP contribution......................      65,440         66       1,115                                 1,181
  Cash dividends.........................                                       (10,121)                   (10,121)
  Purchase of subsidiary stock...........                             (4,620)                               (4,620)
                                           ----------    -------    --------   --------      ------       --------
BALANCE DECEMBER 31, 1996................  25,996,618    $25,997    $185,742   $105,108      $1,084       $317,931
  Net income.............................                                        36,788                     36,788
  Accumulated other comprehensive income,
     net of tax(1).......................
     Gross unrealized gain...............                                                     4,893          4,893
     Reclassification adjustment for
       gains included in net income......                                                      (119)          (119)
                                                                                                          --------
  Comprehensive income...................                                                                   41,562
  Stock options exercised................     116,605        117         940                                 1,057
  ESOP contribution......................     165,370        165       2,728                                 2,893
  Cash dividends.........................                                       (10,469)                   (10,469)
  Purchase of subsidiary stock...........                             (4,223)                               (4,223)
                                           ----------    -------    --------   --------      ------       --------
BALANCE DECEMBER 31, 1997................  26,278,593    $26,279    $185,187   $131,427      $5,858       $348,751
  Net loss...............................                                       (14,697)                   (14,697)
  Accumulated other comprehensive income,
     net of tax(1).......................
     Gross unrealized gain...............                                                     2,021          2,021
     Reclassification adjustment for
       gains included in net income......                                                    (4,186)        (4,186)
                                                                                                          --------
  Comprehensive loss.....................                                                                  (16,862)
  Stock options exercised................     118,905        119         891                                 1,010
  ESOP contribution......................      77,316         77       1,135                                 1,212
  Cash dividends.........................                                        (6,592)                    (6,592)
  Purchase of subsidiary stock...........                              1,526                                 1,526
                                           ----------    -------    --------   --------      ------       --------
BALANCE DECEMBER 31, 1998................  26,474,814    $26,475    $188,739   $110,138      $3,693       $329,045
                                           ==========    =======    ========   ========      ======       ========

---------------
(1) Includes securities available for sale and retained interest in securitized assets. The pre-tax decrease in unrealized gains on securities available for sale was $3.9 million at December 31, 1998 compared to pre-tax increases of $8.4 million and $1.6 million at December 31, 1997 and 1996, respectively.

          See accompanying notes to consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                 1998           1997           1996
                                                              -----------    -----------    -----------
                                                                       (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)...........................................  $   (14,697)   $    36,788    $    31,797
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Provision for loan losses.................................       18,960         12,851         13,571
  Depreciation and amortization.............................       31,629         26,649         17,102
  Amortization of retained interest in securitized assets...      103,610         53,421         60,519
  Loss on the disposal of assets............................       12,754
  Gain on sale of loans and other assets....................      (50,239)       (72,111)       (53,180)
  Stock Contribution to Employee Stock Ownership and Salary
    Savings Plans...........................................                                      1,181
  Minority interest in (loss) income of consolidated
    subsidiaries............................................       (2,216)         5,120          7,349
  Distributions received from joint ventures................        1,401
  (Increase) decrease in assets:
    Origination of loans....................................   (5,558,998)    (4,740,264)    (3,425,904)
    Proceeds from sale of loans.............................    4,769,073      4,164,423      3,082,582
    Other changes in loans..................................      679,644        457,652        377,448
    Proceeds from sale of capitalized servicing rights......       31,909          5,563          3,084
    Other changes in capitalized servicing rights...........      (18,720)       (23,882)       (18,589)
    Disposition of real estate owned........................       20,049         25,886         22,617
    Other assets............................................       (4,866)        23,588          3,085
Increase (decrease) in other liabilities....................        2,803          9,771         (2,470)
                                                              -----------    -----------    -----------
NET CASH PROVIDED (USED IN) BY OPERATING ACTIVITIES.........       22,096        (14,545)       120,192
INVESTING ACTIVITIES
Investment securities held to maturity:
  Purchases.................................................                                     (1,667)
Investment securities available for sale:
  Purchases.................................................      (44,581)       (29,976)       (42,809)
  Proceeds from sale........................................       10,460                         1,915
  Proceeds from maturities..................................       81,538         53,000         33,000
Mortgage-backed securities held to maturity:
  Purchases.................................................                        (934)        (1,336)
  Payments received on mortgage-backed securities...........                      47,502         72,959
Mortgage-backed securities available for sale:
  Purchases.................................................     (620,328)      (581,753)      (299,683)
  Proceeds from sale........................................      365,990        393,599        197,531
  Payments received on mortgage-backed securities...........      212,823         62,126         31,852
Additions to premises and equipment.........................      (23,281)       (22,585)       (22,156)
Purchases of FHLB stock.....................................       (8,554)       (18,817)        (4,114)
Proceeds of FHLB stock......................................        9,761         25,022          1,771
Increase in amounts due from trusts.........................      (37,609)      (103,654)       (81,238)
                                                              -----------    -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES.......................      (53,781)      (176,470)      (113,975)
FINANCING ACTIVITIES
Increase in deposits........................................      177,839        126,954        120,467
Increase in retained interest in securitized assets.........      (91,914)      (112,230)      (104,071)
Increase in securities sold under agreements to
  repurchase................................................      (21,427)          (341)       (66,612)
(Decrease) increase in FHLB advances, net...................       75,882       (141,029)        34,000
Increase (decrease) in short-term borrowings................     (177,453)       135,935        (53,130)
Increase in amounts held on behalf of trustee...............       39,438         95,204         51,757
Increase in subordinated debentures.........................                     133,505
Proceeds from issuance of common stock......................        1,010          1,057          1,057
Purchase of subsidiary common stock.........................        1,526         (4,223)        (4,620)
Cash dividends..............................................       (6,592)       (10,469)       (10,121)
                                                              -----------    -----------    -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES.........       (1,691)       224,363        (31,273)
                                                              -----------    -----------    -----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS............      (33,376)        33,348        (25,056)
Cash and equivalents at beginning of period.................      171,130        137,782        162,838
                                                              ===========    ===========    ===========
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $   137,754    $   171,130    $   137,782
                                                              ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
  Interest..................................................  $   160,630    $   156,852    $   138,400
  Income taxes..............................................        1,832          5,738         18,322
SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:
Acquisition of real estate acquired through foreclosure.....  $    15,414    $    20,953    $    26,889
Unrealized gains (loss) on securities available for sale and
  retained interests in securitized assets, net of tax......       (2,165)         4,774            898
Investment securities and mortgage-backed securities held to
  maturity transferred to available for sale................                     395,411

          See accompanying notes to consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation: The accompanying consolidated financial statements include the accounts of Westcorp ("the Company"), its wholly-owned subsidiaries, Westran Services Corp., Westcorp Investments, Inc., WestFin Securities Corporation and Western Financial Bank, and the Bank's subsidiaries including WFS Financial Inc ("WFS") of which the Bank owns 87%. All significant intercompany accounts and transactions have been eliminated upon consolidation. Certain prior year amounts have been reclassified to conform with the current year's presentation.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Nature of Operations: The Company is a financial services holding company which specializes in automobile lending, commercial banking, retail banking, mortgage banking, and other related services.

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

     The Company has entered into or committed to interest rate caps, swaps and forward agreements as hedges against market value changes in designated portions of its mortgage-backed securities and loans held for sale portfolios and to manage interest rate risk exposure on its available for sale securities. These financial instruments are also recorded at fair value and are included in the basis of the designated available for sale securities and loans held for sale. The interest rate differential to be paid or received is accrued and included as part of interest income, thereby adjusting the overall yield on securities or loans for which management is attempting to reduce its exposure to interest rate risk. Recognition of unrealized gains and losses on these contracts are deferred and amortized into interest income over the shorter of the remaining life of the derivative instrument or the expected life of the associated asset. When the related mortgage-backed securities or loans are sold, settled or terminated, the deferred gains or losses from these contracts are recognized in the Consolidated Statements of Operations as a component of automobile lending income, mortgage banking income and investment and mortgage-backed securities gains and losses.

     Allowance for Loan Losses: The allowance for loan losses for loans receivables is maintained at a level believed adequate by management to absorb inherent losses in the loan portfolios. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors. The allowance is increased by provisions for loan losses charged against income.

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

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1998

not retain any direct recourse with respect to the automobile loans securitized. As part of the automobile loan sale, the trustee reimburses the Company for borrowing costs incurred between the cut-off of the loans and the closing date of the sale.

     Gain on sale of automobile loans represents the present value of the estimated future earnings to be received from the excess spread created in the securitization transactions less prepaid dealer commission, issuance costs, and the effect of hedging activities. These retained interest in securitized assets ("RISA") are capitalized and amortized over the expected repayment life of the underlying automobile loans. The Company evaluates quarterly the carrying value of its RISA in light of the actual repayment experience of the underlying automobile loans and makes adjustments to reduce the carrying value, if appropriate. The Company utilizes the cash-out method in determining the valuation of the RISA. Servicing income and amortization of RISA are included in automobile lending income in noninterest income in the Consolidated Statements of Operations.

     Gain on sale of mortgage loans represents the difference between the allocated cost basis loans sold and proceeds from sale, which includes the carrying value of capitalized servicing rights ("CSR") created as a result of the sale. The carrying value of the CSR assets represent an allocation of the cost basis of loans sold between the CSR and the loans based upon their relative fair value at the date the loans are originated or purchased. The fair value of CSR is calculated by estimating future servicing revenues, including servicing fees, late charges, other ancillary income, and float benefit, less the actual cost to service loans. The amortization of the CSR is a component of mortgage banking income in noninterest income over the period of, and in proportion to, the expected repayment term of the underlying loans. CSR is evaluated for impairment based on the excess of the carrying amount of the CSR over their fair value. See Note 5 for additional disclosure related to the RISA and CSR.

     Nonaccrual Loans: Nonaccrual loans are loans on which accrual of interest has been suspended. Interest is suspended on all real estate loans when, in management's judgement, the interest will not be collectible in the normal course of business or when the loan is 90 days or more past due or full collection of principal is not assured. When a loan is placed on nonaccrual, interest accrued is reversed against interest income. Interest income is suspended on all loans, except consumer loans. On these loans, interest continues to accrue until the loan is charged off, which occurs automatically after the loan is past due 120 days, whereupon all accrued interest is reversed.

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

                               DECEMBER 31, 1998

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

     Income Taxes: The Company files consolidated federal and state tax returns with all of its subsidiaries except for Westhrift, which files a separate state tax returns.

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

     In June 1998, the FASB issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." This statement provides guidance for the way public enterprises report information about derivatives and hedging in annual financial statements and in interim financial reports. The derivatives and hedging disclosure is required for financial statements for fiscal years beginning after June 15, 1999. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company is in the process of evaluating the effect of Statement 133, if any, will have on the earnings and financial position of the Company.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1998

NOTE 2 -- INVESTMENT SECURITIES AVAILABLE FOR SALE

     Investment securities available for sale consisted of the following:

                                                           DECEMBER 31, 1998
                                             ----------------------------------------------
                                                           GROSS        GROSS
                                             AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                               COST         GAIN         LOSS       VALUE
                                             ---------   ----------   ----------   --------
                                                         (DOLLARS IN THOUSANDS)
U.S. Treasury securities and obligations of
  other U.S. Government agencies and
  corporations.............................  $ 74,307      $1,285                  $ 75,592
Obligations of states and political
  subdivisions.............................     1,510          62                     1,572
Other......................................       632                                   632
                                             --------      ------        ----      --------
                                             $ 76,449      $1,347                  $ 77,796
                                             ========      ======        ====      ========

                                                           DECEMBER 31, 1997
                                             ----------------------------------------------
                                                           GROSS        GROSS
                                             AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                               COST         GAIN         LOSS       VALUE
                                             ---------   ----------   ----------   --------
                                                         (DOLLARS IN THOUSANDS)
U.S. Treasury securities and obligations of
  other U.S. Government agencies and
  corporations.............................  $121,716      $  418        $420      $121,714
Obligations of states and political
  subdivisions.............................     1,511          21                     1,532
Other......................................       163                                   163
                                             --------      ------        ----      --------
                                             $123,390      $  439        $420      $123,409
                                             ========      ======        ====      ========

     At December 31, 1998, the stated maturities of the Company's investment securities available for sale were as follows:

                                                                    ONE YEAR TO           FIVE YEARS
                                            UP TO ONE YEAR          FIVE YEARS           TO TEN YEARS
                                          -------------------   -------------------   ------------------
                                          AMORTIZED    FAIR     AMORTIZED    FAIR     AMORTIZED    FAIR
                                            COST       VALUE      COST       VALUE      COST      VALUE
                                          ---------   -------   ---------   -------   ---------   ------
                                                              (DOLLARS IN THOUSANDS)
U.S. Treasury securities and obligations
  of other U.S. Government agencies and
  corporations..........................   $24,252    $24,305    $50,055    $51,287
Obligations of states and political
  subdivisions..........................                             130        134    $1,380     $1,438
Other...................................       632        632
                                           -------    -------    -------    -------    ------     ------
                                           $24,884    $24,937    $50,185    $51,421    $1,380     $1,438
                                           =======    =======    =======    =======    ======     ======

     Proceeds from the sale of investment securities available for sale totalled approximately $10.5 million in 1998. The Company had gross realized gains of $21 thousand and $139 thousand in 1998 and 1997, respectively, and had no gross realized losses in 1998 and 1997.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1998

NOTE 3 -- MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

     Mortgage-backed securities available for sale consisted of the following:

                                                           DECEMBER 31, 1998
                                             ----------------------------------------------
                                                           GROSS        GROSS
                                             AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                               COST        GAINS        LOSSES      VALUE
                                             ---------   ----------   ----------   --------
                                                         (DOLLARS IN THOUSANDS)
GNMA certificates..........................  $858,682     $ 6,261       $5,316     $859,627
FNMA participation certificates............   112,351       1,511           20      113,842
FHLMC participation certificates...........     3,600          58                     3,658
Other......................................     2,917                                 2,917
                                             --------     -------       ------     --------
                                             $977,550     $ 7,830       $5,336     $980,044
                                             ========     =======       ======     ========

                                                           DECEMBER 31, 1997
                                             ----------------------------------------------
                                                           GROSS        GROSS
                                             AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                               COST        GAINS        LOSSES      VALUE
                                             ---------   ----------   ----------   --------
                                                         (DOLLARS IN THOUSANDS)
GNMA certificates..........................  $778,302     $12,710       $4,070     $786,942
FNMA participation certificates............   142,572         972           93      143,451
FHLMC participation certificates...........     8,188          42          105        8,125
Other......................................     2,912          54           36        2,930
                                             --------     -------       ------     --------
                                             $931,974     $13,778       $4,304     $941,448
                                             ========     =======       ======     ========

     Proceeds from the sale of mortgage-backed securities available for sale totalled approximately $366 million and $394 million in 1998 and 1997 respectively. The Company had gross realized gains of $8.3 million and $8.5 million in 1998 and 1997, respectively, and gross realized losses of $875 thousand and $487 thousand in 1998 and 1997, respectively.

     The Company's mortgage-backed securities available for sale all had maturities at December 31, 1998 and 1997, of ten years or more, although payments are generally received monthly throughout the life of these securities.

     The Company has issued certain mortgage-backed securities that include recourse provisions. Subject to certain limitations, the Company is required, for the life of the loans, to repurchase the buyer's interest in individual loans on which foreclosure proceedings have been completed. Securities with recourse issued by the Company had a total outstanding balance of $146 million and $159 million at December 31, 1998 and 1997, respectively.

     The Company has provided for possible losses that may occur as a result of its recourse obligations. The maximum remaining exposure under these recourse provisions at December 31, 1998 and 1997 was $128 million and $88.7 million, respectively. The Company has pledged $11.1 million and $13.6 million of mortgage-backed securities as collateral under these recourse provisions at December 31, 1998 and 1997, respectively.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1998

NOTE 4 -- NET LOANS RECEIVABLE

     Net loans receivable consisted of the following:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
                                                               DOLLARS IN THOUSANDS)
Real Estate:
  Mortgage..................................................  $  994,404    $1,529,764
  Construction..............................................      18,950        15,835
                                                              ----------    ----------
                                                               1,013,354     1,545,599
Less: undisbursed loan proceeds.............................      (6,417)       (8,657)
                                                              ----------    ----------
                                                               1,006,937     1,536,942
Consumer:
  Automobile loans..........................................     923,662       253,455
  Other.....................................................      45,529        62,870
  Unearned discounts........................................     (48,015)      (22,225)
                                                              ----------    ----------
                                                                 921,176       294,100
Commercial..................................................      64,720        41,668
                                                              ----------    ----------
                                                               1,992,833     1,872,710
Allowance for loan losses...................................     (37,660)      (33,834)
                                                              ----------    ----------
                                                               1,955,173     1,838,876
Less: loans held for sale
  Mortgage..................................................     309,013       529,026
  Consumer..................................................     848,066       183,528
                                                              ----------    ----------
                                                               1,157,079       712,554
                                                              ----------    ----------
                                                              $  798,094    $1,126,322
                                                              ==========    ==========

     Loans serviced by the Company for the benefit of others totalled approximately $5.1 billion and $8.4 billion at December 31, 1998 and 1997, respectively. These amounts are not included in the Consolidated Statements of Financial Condition.

     Changes in the allowance for loan losses were as follows:

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1998        1997        1996
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Balance at beginning of year.......................  $ 33,834    $ 40,211    $ 39,260
Provision for loan losses..........................    18,960      12,851      13,571
Chargeoffs.........................................   (19,705)    (22,806)    (21,258)
Recoveries.........................................     4,571       4,369       7,168
Transfers from the allowance for real estate losses
Business acquisition adjustment....................                  (791)      1,470
                                                     --------    --------    --------
Balance at end of year.............................  $ 37,660    $ 33,834    $ 40,211
                                                     ========    ========    ========

NOTE 5 -- SECURITIZED ASSETS AND CAPITALIZED SERVICING RIGHTS

     Statement of Financial Accounting Standards ("SFAS") No. 125 requires that, following a transfer of financial assets, an entity must recognize the assets it controls and the liabilities it has incurred, and

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1998

derecognizes assets for which control has been surrendered and liabilities that have been extinguished. SFAS 125 defines two separate financial assets retained at the time of securitization or sale, RISA which represents the excess spread created from securitization or sale, and CSR which represents the benefit derived from retaining the rights to service loans securitized or sold. The Company did not recognize any CSR as of December 31, 1998 or 1997 with respect to securitized automobile loans. Previous accounting guidance did not separately distinguish these rights.

  Retained Interest in Securitized Assets

     Retained Interest in Securitized Assets ("RISA") capitalized upon securitization of automobile loans represents the present value of the estimated future earnings to be received by the Company from the excess spread created in securitization transactions. Excess spread is calculated by taking the difference between the coupon rate of the automobile loans sold and the interest rate paid to the investors less contractually specified servicing and guarantor fees.

     Prepayment and credit loss assumptions are utilized to project future earnings and are based upon historical experience. Credit losses are estimated using a cumulative loss rate estimated by management to reduce the likelihood of asset impairment. All assumptions used are evaluated each quarter and adjusted, if appropriate, to reflect actual performance of the automobile loans.

     Future earnings are discounted at a rate management believes to be representative of market at the time of securitization. The balance of the RISA is amortized against actual excess spread income earned on a monthly basis over the expected repayment life of the underlying automobile loans. RISAs are classified in a manner similar to available for sale securities, and as such are marked to market each quarter. Market value changes are calculated by discounting the excess spread using a current market discount rate. Any changes in the market value of the RISA is reported as a separate component of shareholders' equity as an unrealized gain or loss, net of applicable taxes.

     Two methods have arisen in practice to determine the fair value of future retained interest earnings, the cash-in method and the cash-out method. The Securities and Exchange Commission ("SEC") has set forth specific guidance that the cash-out method is the only appropriate method to be used in determining the fair value of such assets as defined by the Financial Accounting Standards Board Statement No. 125. The cash-out method discounts future retained interest earnings from the period in which the transferor expects to receive the cash, thereby taking into consideration the period of time that the cash is received from obligors but restricted from distribution to the transferor. WFS has historically and will continue to use the cash-out method in measuring such assets.

     The following table presents the activity of the RISA:

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      1998         1997        1996
                                                    ---------    --------    --------
                                                         (DOLLARS IN THOUSANDS)
Beginning balance.................................  $ 181,177    $121,597    $ 78,045
Additions.........................................     91,914     112,230     104,071
Amortization......................................   (103,610)    (53,421)    (60,519)
Change in unrealized gains on RISA................      1,749         771
                                                    ---------    --------    --------
Ending balance....................................  $ 171,230    $181,177    $121,597
                                                    =========    ========    ========

     At the time of a securitization, the Company utilizes prepayment speed, net credit loss and discount rate assumptions to initially compute the value of the RISA. These assumptions may change periodically based on actual performance or other factors. During 1998, the Company utilized prepayment rates of 1.6% ABS in

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1998

computing RISA. Cumulative net credit loss assumptions utilized for 1998 securitizations ranged from 6% to 7%. The Company used a discount rate of 425 basis points over the two-year Treasury rate at the time of securitization in discounting future earnings.

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

                                                            DECEMBER 31,
                                                      ------------------------
                                                         1998          1997
                                                      ----------    ----------
                                                       (DOLLARS IN THOUSANDS)
Estimated net undiscounted RISA earnings............  $  361,209    $  438,190
Off-balance sheet allowance for losses..............    (170,664)     (236,796)
Discount to present value...........................     (19,315)      (20,217)
                                                      ----------    ----------
Retained interests in securitized assets............  $  171,230    $  181,177
                                                      ==========    ==========
Outstanding balance of automobile loans sold through
  securitizations...................................  $3,491,452    $3,449,590
Off-balance sheet allowance for losses as a percent
  of automobile loans sold through securitization...        4.89%         6.86%

     The Company believes that the off balance sheet allowance for losses is currently adequate to absorb potential losses in the sold portfolio.

  Capitalized Servicing Rights

     Capitalized servicing rights consisted of the following:

                                                             1998         1997
                                                           ---------    ---------
                                                           (DOLLARS IN THOUSANDS)
Purchased mortgage servicing rights......................   $ 6,360      $14,695
Originated mortgage servicing rights.....................     6,136       26,161
Impairment allowance for mortgage servicing rights.......    (3,723)      (3,439)
                                                            -------      -------
                                                            $ 8,773      $37,417
                                                            =======      =======

     CSR assets represent an allocation of the cost basis of loans sold between the CSR and the loans based upon their relative fair value at the date the loans are originated or purchased. The fair value of CSR is calculated by estimating future servicing revenues, including servicing fees, late charges, other ancillary income, and float benefit, less the actual cost to service loans.

     At December 31, 1998, the Company capitalized servicing rights totalled $18.7 million with $23.9 million in 1997. The mortgage servicing rights are included in capitalized servicing rights and the amortization is a component of mortgage banking income in noninterest income. The Company's mortgage banking results were directly impacted by a declining interest rate environment that caused higher prepayments, which, in turn, accelerated the amortization of the Company's capitalized servicing rights. The Company sold $31.9 million of its CSR in 1998. The sale represented 67% of the Company's portfolio serviced for the benefit of others.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1998

     The remaining CSR asset was revalued to fair market value at December 31, 1998. The fair value of the CSRs was $8.8 million and $42.8 million at December 31, 1998 and December 31, 1997, respectively. Fair value was determined based on the present value of estimated future earnings. Significant assumptions were based upon prepayment, default, servicing cost and discount rate. For the purpose of estimated fair value, CSRs are stratified on the basis of loan type, loan coupon and loan term.

     CSR are evaluated for impairment based on the excess of the carrying amount of the CSR over their fair value.

     Amortization of capitalized servicing rights are reflected as a component of mortgage banking income in noninterest income. Amortization expense for the year ended December 31, 1998 was $15.5 million, compared with $9.5 million for the year ended December 31, 1997.

NOTE 6 -- PREMISES AND EQUIPMENT

     Premises and equipment consisted of the following:

                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Land........................................................   $23,516      $24,496
Construction in progress....................................     8,211        7,507
Buildings and improvements..................................    52,324       48,599
Furniture and equipment.....................................    31,689       46,290
Automobiles and airplanes...................................     6,994        6,916
                                                               -------      -------
                                                               122,734      133,808
Less: accumulated depreciation..............................    36,317       44,017
                                                               -------      -------
                                                               $86,417      $89,791
                                                               =======      =======

NOTE 7 -- NONPERFORMING ASSETS

     Nonperforming loans consisted of the following:

                                                                   DECEMBER 31,
                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Unimpaired loans placed on nonaccrual.......................   $ 8,181      $14,979
Impaired loans..............................................     4,046        4,806
                                                               =======      =======
                                                               $12,227      $19,785
                                                               =======      =======

     Interest forgone on nonaccrual loans was $0.4 million, $0.8 million and $1.0 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     The following table presents a breakdown of impaired loans and the impairment allowance related to impaired loans:

                                                                DECEMBER 31,
                                                              ----------------
                                                               1998      1997
                                                              ------    ------
                                                                (DOLLARS IN
                                                                 THOUSANDS)
Recorded investment with allowance..........................  $5,321    $6,343
Less: impairment allowance..................................   1,275     1,537
                                                              ------    ------
                                                              $4,046    $4,806
                                                              ======    ======

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1998

     For the years ended December 31, 1998 and 1997, average impaired loans were $3.7 million and $5.7 million, respectively. For the years ended December 31, 1998 and 1997, Westcorp recognized $1.8 million and $1.5 million, respectively, of interest income on impaired loans, all of which was recognized on a cash basis.

     Real estate owned consisted of the following:

                                                                DECEMBER 31,
                                                           ----------------------
                                                             1998          1997
                                                           --------      --------
                                                           (DOLLARS IN THOUSANDS)
Real estate acquired through foreclosure.................   $4,861        $7,120
Less: allowance for losses...............................      784           784
                                                            ------        ------
                                                            $4,077        $6,336
                                                            ======        ======

     There were no changes in the allowance for REO losses for the years ended December 31, 1998, 1997 and 1996, respectively

     Changes in the allowance for real estate losses were as follows:

                                                          FOR THE YEAR ENDED
                                                             DECEMBER 31,
                                                        -----------------------
                                                        1998     1997     1996
                                                        -----    -----    -----
                                                        (DOLLARS IN THOUSANDS)
Balance at beginning of year..........................  $784     $784     $784
Provision for real estate losses......................
Transfers to the allowance for loan losses............
                                                        ----     ----     ----
Balance at end of year................................  $784     $784     $784
                                                        ====     ====     ====

NOTE 8 -- ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable consisted of the following:

                                                                DECEMBER 31,
                                                           ----------------------
                                                             1998         1997
                                                           ---------    ---------
                                                           (DOLLARS IN THOUSANDS)
Interest on loans receivable.............................   $11,962      $10,887
Interest on securities...................................     6,762        7,236
Interest on other........................................         8           24
                                                            =======      =======
                                                            $18,732      $18,147
                                                            =======      =======

     Accrued interest receivable at December 31, 1998 and 1997 are included in other assets in the Consolidated Statements of Financial Condition.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1998

NOTE 9 -- DEPOSITS

     Deposits consisted of the following at December 31:

                                           WEIGHTED
                                         AVERAGE RATE
                                         FOR THE YEAR
                                            ENDED
                                             1998           1998          1997
                                         ------------    ----------    ----------
                                                          (DOLLARS IN THOUSANDS)
Demand deposit accounts................      0.7%        $   38,511    $   14,179
Passbook accounts......................      2.3             15,412        21,883
Money market deposit accounts..........      4.7            320,160       126,956
Certificate accounts...................      5.7          1,654,012     1,702,992
Brokered certificate accounts..........      5.3             75,400        39,976
Noninterest bearing deposits...........                      75,240        94,910
                                                         ----------    ----------
                                                         $2,178,735    $2,000,896
                                                         ==========    ==========

     The aggregate amount of deposits in denominations greater than or equal to $100,000 at December 31, 1998 and 1997 was $443 million and $418 million, respectively.

     Scheduled maturities of certificate accounts at December 31, 1998 were follows:

                                                        WEIGHTED
                                                      AVERAGE RATE      AMOUNT
                                                      ------------    -----------
                                                                      (DOLLARS IN
                                                                      THOUSANDS)
Six months or less................................        5.5%        $  863,906
More than six months through one year.............        5.2            641,773
More than one year through three years............        5.7            107,427
More than three years through ten years...........        5.9             40,906
                                                                      ----------
                                                                      $1,654,012
                                                                      ==========

     Interest expense on deposits consisted of the following:

                                              FOR THE YEAR ENDED DECEMBER 31,
                                              -------------------------------
                                                1998        1997       1996
                                              --------    --------    -------
                                                  (DOLLARS IN THOUSANDS)
Demand deposit accounts.....................  $    858    $    399    $   335
Passbook accounts...........................       404         746      1,414
Money market deposit accounts...............     9,259       2,181         14
Certificate accounts........................    93,283     101,085     97,180
Brokered certificate accounts...............     5,201       2,667        148
                                              --------    --------    -------
                                              $109,005    $107,078    $99,091
                                              ========    ========    =======

     Accrued interest payable on deposits at December 31, 1998 and 1997 was $2.2 million and $95 thousand, respectively, which is included in other liabilities in the Consolidated Statements of Financial Condition.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1998

     The following table summarizes certificate accounts by interest rate within maturity categories at December 31:

                                                           1998
                       -----------------------------------------------------------------------------
                          1999        2000      2001      2002      2003     THEREAFTER     TOTAL
                       ----------   --------   -------   -------   -------   ----------   ----------
                                                 (DOLLARS IN THOUSANDS)
   0% - 3.99%........  $    5,092   $     52   $    72                          $19       $    5,235
4.00% - 5.99%........   1,411,285     63,860    11,311   $11,599   $ 4,044                 1,502,099
6.00% - 7.99%........      89,300     31,972       161    25,187        58                   146,678
                       ----------   --------   -------   -------   -------      ---       ----------
                       $1,505,677   $ 95,884   $11,544   $36,786   $ 4,102      $19       $1,654,012
                       ==========   ========   =======   =======   =======      ===       ==========

                                                           1997
                       -----------------------------------------------------------------------------
                          1998        1999      2000      2001      2002     THEREAFTER     TOTAL
                       ----------   --------   -------   -------   -------   ----------   ----------
                                                 (DOLLARS IN THOUSANDS)
   0% - 3.99%........  $    1,034   $     21                                              $    1,055
4.00% - 5.99%........   1,115,388    156,868   $20,702   $   400   $12,272                 1,305,630
6.00% - 7.99%........     286,063     51,404    32,540       155    26,112      $ 7          396,281
8.00% - 9.99%........          26                                                                 26
                       ----------   --------   -------   -------   -------      ---       ----------
                       $1,402,511   $208,293   $53,242   $   555   $38,384      $ 7       $1,702,992
                       ==========   ========   =======   =======   =======      ===       ==========

NOTE 10 -- SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Securities sold under agreements to repurchase are summarized as follows:

                                                              DECEMBER 31,
                                                         ----------------------
                                                           1998         1997
                                                         ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
Balance at end of period...............................  $265,644     $287,071
Balance at end of period, including accrued interest...   266,238      287,714
Estimated fair value at end of period..................   247,846      293,323
Average amount outstanding during the period...........   321,367      308,573
Maximum amount outstanding at any given month-end
  during the period....................................   532,519      417,688
Weighted average interest rate during the period.......       5.8%         5.6%
Weighted average interest rate at end of period........       5.4%         5.9%

     Mortgage-backed securities available for sale sold under reverse repurchase agreements were delivered to dealers who arranged the transactions. The dealers may have sold, loaned, or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to the Company substantially identical securities at the maturities of the agreements. The agreements at December 31, 1998 mature within 30 days. The agreements at December 31, 1997 mature with terms between 30 to 90 days. Average amounts are computed based upon daily ending balances.

NOTE 11 -- SHORT-TERM BORROWINGS

     The Company has a letter of credit supporting the Company's commercial paper facility with the Federal Home Loan Bank ("FHLB"). It is collateralized by eligible real estate loans and mortgage backed securities described in Note 12, Federal Home Loan Bank advances, with an approved letter of credit of up to $400 million in 1998 and 1997, and a weighted average interest rate of 5.2% at December 31, 1998. The maximum amount of commercial paper outstanding at any month-end during 1998 and 1997 was $388 million

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1998

and $399 million, respectively and the average amount of commercial paper outstanding during 1998 and 1997 was $175 million and $178 million respectively, with a weighted average interest rate of 5.7% at December 31, 1998 and 1997. The Company's commercial paper generally matures within 30 days from the issuance date. There was no amount of commercial paper outstanding at December 31, 1998.

     The Company has two lines of credit with a bank which has a maximum availability of $25 million and a line of credit with a maximum availability of $15 million at December 31, 1998 and 1997, respectively. The lines of credit have an interest rate tied to the FHLB Reference Rate.

     The components of short-term borrowings are as follows:

                                                               DECEMBER 31,
                                                          -----------------------
                                                            1998          1997
                                                          ---------    ----------
                                                          (DOLLARS IN THOUSANDS)
Commercial paper, net of discount (1997, $536
  thousand).............................................   $            $170,973
Lines of credit.........................................     5,218        17,518
Other...................................................     9,209         3,389
                                                           -------      --------
                                                           $14,427      $191,880
                                                           =======      ========

NOTE 12 -- FEDERAL HOME LOAN BANK ADVANCES

     Advances from the FHLB are collateralized with eligible real estate loans and mortgage-backed securities. The FHLB letter of credit disclosed in Note
11 -- Short-Term Borrowings is also pledged with the same collateral. The FHLB advances and the FHLB letter of credit are collateralized with mortgage loans totalling $471 million and $642 million at December 31, 1998 and 1997, respectively, and mortgage-backed securities totalling $219 million and $67.0 million at December 31, 1998 and 1997, respectively.

     Information as to interest rates and maturities on the advances from the FHLB are as follows:

                                                      1998            1997
                                                  ------------    ------------
                                                     (DOLLARS IN THOUSANDS)
Range of interest rates.........................  5.3% - 18.2%     6.0% - 8.2%
Weighted average interest rate..................          5.5%            6.3%
Year due:
  1998..........................................                       $70,000
  1999..........................................      $151,500           6,500
  2000..........................................
  2001..........................................
  2002..........................................         6,500           6,500
  Thereafter....................................         2,853           1,971
                                                  ============    ============
                                                      $160,853         $84,971
                                                  ============    ============

     The Company had a credit availability of approximately $531 million with the FHLB at December 31, 1998.

NOTE 13 -- SUBORDINATED DEBENTURES

     Subordinated capital debentures of the Company ("subordinated debentures") totalled $240 million at December 31, 1998 and $239 million at December 31, 1997, net of discount and issuance costs (1998, $4.7 million; 1997, $5.3 million). The subordinated debentures are unsecured and consist of two issuances with outstanding balances of $94.5 million with an interest rate of 8.5% due in 2003 and $146 million with an interest rate of 8.875% due in 2007. They are redeemable, in whole or in part, at the option of the Company,

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1998

on or after July 1, 2000 and August 1, 2004, respectively, both at 100% of the principal amount being redeemed plus accrued interest as of the date of redemption. For regulatory purposes, the subordinated debentures are included as part of the Bank's supplementary capital, subject to certain limitations.

NOTE 14 -- COMMITMENTS AND CONTINGENCIES

     Future minimum payments under noncancellable operating leases on premises and equipment with terms of one year or more were as follows at December 31:

                                                     1998
                                            ----------------------
                                            (DOLLARS IN THOUSANDS)
1999......................................         $ 5,368
2000......................................           4,576
2001......................................           3,135
2002......................................           1,443
2003......................................             824
Thereafter................................             858
                                                   -------
                                                   $16,204
                                                   =======

     These agreements include, in certain cases, various renewal options and contingent rental agreements. Rental expense amounted to $6.1 million, $7.8 million and $5.5 million in 1998, 1997 and 1996, respectively.

     The Company's commercial, mortgage loan commitments and mortgage loans sold with recourse were as follows:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Commercial letter of credit and unused lines of credit
  provided..................................................  $ 21,159     $ 68,214
                                                              ========     ========
Commitments to fund mortgage loans
  Fixed rate loans..........................................  $276,144     $202,674
  Variable rate loans.......................................    22,724       43,643
                                                              --------     --------
                                                              $298,868     $246,317
                                                              ========     ========
Commitments to sell mortgage loans..........................  $336,362     $537,621
                                                              ========     ========
Mortgage loans sold with recourse...........................  $ 94,334     $131,359
                                                              ========     ========

     The Company has pledged certain assets relative to amounts held on behalf of trustees as follows:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
FNMA participation certificates.............................  $ 82,460     $105,790
FHLMC participation certificates
GNMA certificates...........................................   203,695      397,214
Automobile loans............................................   357,805
Residential second mortgages................................                 44,748
Multifamily first mortgages.................................    48,910       70,714
                                                              --------     --------
                                                              $692,870     $618,466
                                                              ========     ========

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1998

     The Company is also involved as a party to certain legal proceedings incidental to its business. Management of the Company believes that the outcome of such proceedings will not have a material effect upon its business or financial condition, results of operations or cash flows.

NOTE 15 -- EARNINGS PER SHARE

     SFAS No. 128, "Earnings Per Share", was issued by the Financial Accounting Standards Board ("FASB") in February, 1997 and adopted on December 31, 1998. Under the provisions of SFAS No. 128, primary and fully diluted earnings per share were replaced with basic and diluted earnings per share in an effort to simplify the computation of these measures and align them more closely with the methodology used internationally. Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common share outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation method is similar to the previously required fully diluted earnings per share method and is arrived at by dividing the weighted average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options. For purposes of comparability, all prior period earnings per share data has been restated.

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------
                                                   1998              1997              1996
                                              --------------    --------------    --------------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BASIC
Net income (loss)...........................   $   (14,697)      $    36,788       $    31,797
                                               ===========       ===========       ===========
Average common shares outstanding...........    26,305,117        26,165,678        25,910,548
                                               ===========       ===========       ===========
Net income (loss) per common
  share -- basic............................   $     (0.56)      $      1.41       $      1.23
                                               ===========       ===========       ===========
DILUTED
Net income (loss)                              $   (14,697)      $    36,788       $    31,797
                                               ===========       ===========       ===========
Average common shares outstanding...........    26,305,117        26,165,678        25,910,548
Stock option adjustment.....................                         185,466           288,989
                                               -----------       -----------       -----------
Average common shares outstanding...........    26,305,117        26,351,144        26,199,537
                                               ===========       ===========       ===========
Net income (loss) per common
  share -- diluted..........................   $     (0.56)      $      1.40       $      1.21
                                               ===========       ===========       ===========

     Options to purchase 331,620 shares of common stock ranging from $12.60 to $18.69 per share, respectively, were outstanding during 1998 but were not included in the computation of diluted earnings per share because the Company experienced a loss from operations. Options to purchase 257,500 and 2,000 shares of common stock at December 31, 1997 and 1996 , respectively, were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common share, and therefore, the effect would be antidilutive. The weighted average exercise price for the options outstanding at December 31, 1998 and 1997 and 1996 was $11.73, $18.72 and $22.75, respectively.

NOTE 16 -- STOCK OPTIONS

     In 1991, the Company reserved 3,150,000 shares of common stock for future issuance to certain employees under an incentive stock option plan ("the Plan"). At December 31, 1998, there were 1,804,511 shares available for future grants. The options may be exercised, within five to seven years after the date of grant. Additionally, the weighted average life of the options at December 31, 1998 was 2.8 years and the exercise price of the options outstanding at December 31, 1998 ranged from $7.37 to $18.69 per share.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1998

     At December 31, 1998, there were no exercisable stock options under the plan. In October, 1998 the Company canceled 405,250 of existing options as part of a voluntary stock option exchange program. All option holders taking part in this program traded in their existing options and were issued a proportionately smaller number of new options based upon a reduced exercise price. Stock option activity is summarized as follows:

                                                                WEIGHTED AVERAGE
                                                     SHARES      EXERCISE PRICE
                                                    --------    ----------------
Outstanding at January 1, 1996....................   568,828         $ 8.26
  Issued..........................................   470,958          17.30
  Exercised.......................................  (139,711)          8.71
  Cancelled.......................................    (5,869)         10.95
                                                    --------         ------
Outstanding at December 31, 1996..................   894,206          13.10
  Issued..........................................   348,000          18.09
  Exercised.......................................  (116,605)         11.86
  Cancelled.......................................  (142,444)         15.32
                                                    --------         ------
Outstanding at December 31, 1997..................   983,157          15.07
  Issued..........................................   355,221          12.37
  Exercised.......................................  (118,905)          8.52
  Cancelled.......................................  (728,609)         17.09
                                                    --------         ------
Outstanding at December 31, 1998..................   490,864         $11.73
                                                    ========         ======

     Effective January 1, 1996 the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 provides for companies to recognize compensation expense associated with stock-based compensation plans over the anticipated service period based on the fair value of the award on the date of grant. However, SFAS No. 123 allows companies to continue to measure compensation costs prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Companies electing to continue accounting for stock-based compensation plans under APB No. 25 must make pro forma disclosures of net income and earnings per share as if SFAS No. 123 has been adopted if the fair value of the options has material impact on earnings. The Company has continued to account for stock-based compensation plans under APB No. 25.

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

     The Company's fair value of options granted in 1998, 1997 and 1996 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                  1998         1997       1996
                                              ------------    -------    -------
Risk-free interest rate.....................          4.7%       5.7%       6.2%
Volatility factor...........................          0.54       0.41       0.30
Expected option life........................  5 to 7 years    5 years    5 years

     The Company's weighted average fair value of options granted during 1998, 1997, and 1996 was $5.87, $2.39 and $1.49, respectively.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1998

NOTE 17 -- REGULATORY CAPITAL

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

     At December 31, 1998 and 1997 , the Bank's most recent notification from the OTS categorized the Bank as "well capitalized" under the prompt corrective action ("PCA") regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To be categorized as "well capitalized," the Bank must maintain minimum capital ratios as set forth in the table below. The Bank's capital is subject to review by federal regulators for the components, amounts, risk weighting classifications and other factors. There are no conditions or events since December 31, 1998 that management believes have changed the Bank's category.

     The following table summarizes the Bank's actual capital and required capital as of December 31, 1998 and 1997:

                                                                              TIER 1
                                                TANGIBLE                    RISK-BASED    RISK-BASED
                                                CAPITAL     CORE CAPITAL     CAPITAL       CAPITAL
                                                --------    ------------    ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
DECEMBER 31, 1998
Actual Capital:
  Amount......................................  $345,427      $345,427       $345,427      $604,552
  Capital ratio...............................      9.02%         9.02%          6.42%        11.23%
FIRREA minimum required capital:
  Amount......................................  $ 57,464      $114,929            N/A      $430,112
  Capital ratio...............................      1.50%         3.00%           N/A          8.00%
  Excess......................................  $287,963      $230,498            N/A      $174,440
FDICIA well capitalized required capital:
  Amount......................................       N/A      $191,548       $322,584      $537,640
  Capital ratio...............................       N/A          5.00%          6.00%        10.00%
  Excess......................................       N/A      $153,879       $ 22,843      $ 66,912
DECEMBER 31, 1997
Actual Capital:
  Amount......................................  $355,650      $355,650       $352,123      $639,937
  Capital ratio...............................      9.48%         9.48%          6.74%        12.24%
FIRREA minimum required capital:
  Amount......................................  $ 56,249      $112,498            N/A      $418,115
  Capital ratio...............................      1.50%         3.00%           N/A          8.00%
  Excess......................................  $299,401      $243,152            N/A      $221,822
FDICIA well capitalized required capital:
  Amount......................................       N/A      $188,574       $313,587      $522,644
  Capital ratio...............................       N/A          5.00%          6.00%        10.00%
  Excess......................................       N/A      $167,076       $ 38,536      $117,293

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1998

     The following table reconciles the Bank's capital in accordance with generally accepted accounting principles ("GAAP") to the Bank's tangible, core and risk-based capital:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Bank shareholder's equity -- GAAP basis.....................  $332,951     $345,426
Adjustment: Unrealized gains under SFAS 115.................    (3,693)      (5,858)
  Less: Non-permissible activities at required
     phase-in(1)............................................    (4,811)     (10,222)
  Add: Minority interest in equity of subsidiaries..........    21,857       29,538
  Less: Disallowed capitalized servicing rights.............      (877)      (3,234)
                                                              --------     --------
Total tangible and core capital.............................   345,427      355,650
Adjustments for risk-based capital:
  Subordinated debentures(1)................................   224,844      256,311
  General loan valuation allowance(2).......................    34,281       31,503
  Less: Fully capitalized assets............................                 (3,527)
                                                              --------     --------
  Risk-based capital........................................  $604,552     $639,937
                                                              ========     ========

---------------
(1) Does not include minority interest in joint venture subsidiaries.

(2) Excludes capitalized discounts and issue costs.

(3) Limited to 1.25% of risk-weighted assets.

NOTE 18 -- DIVIDENDS

     The Company paid cash dividends of $0.25 , $0.40 and $0.39 per share for the years ended December 31, 1998, 1997 and 1996, respectively. The Company declared a stock dividend of 5% in 1996. The 1996 dividends and earnings per share and share amounts have been retroactively adjusted to give effect of the 1996 5% stock dividends. On January 12, 1999, the Company declared a quarterly cash dividend of $0.05 per share for shareholders of record as of January 22, 1999, and paid on February 8, 1999.

NOTE 19 -- EMPLOYEE STOCK OWNERSHIP AND SALARY SAVINGS PLAN

     The Company has an Employee Stock Ownership and Salary Savings Plan ("the Plan"), which covers essentially all full-time employees who have completed one year of service. Contributions to the Plan are discretionary and determined by the Board of Directors within limits set forth under the Employment Retirement Income Security Act of 1974. Contributions to the Plan are fully expensed in the year to which the contribution applies.

     The Company's contribution to the Plan amounted to $0.8 million, $2.4 million and $3.4 million in 1998, 1997 and 1996, respectively.

NOTE 20 -- RESTRUCTURING

     In 1998, the Company completed the restructuring plan initially announced on February 10, 1998. The goal of the plan was to consolidate offices and eliminate redundant staff positions on a national level. The plan was achieved in two phases. Phase I of the plan, completed in the first quarter of 1998, consisted of the restructuring of operations in the Western United States. Phase II of the plan, completed in the third quarter of 1998 and patterned after Phase I, consisted of the restructuring of operations in the Central and Eastern United States. As a result of these two restructurings, a total of 400 positions of its automobile lending operations, or 19% of the Company's workforce were eliminated and 96 offices were closed. The total pre-tax

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1998

restructuring charge in 1998 for the completed plan was $15.0 million. Restructuring related costs included $1.8 million for employee severance and $13.2 million for lease termination fees and write off of a disposition of assets. The restructuring charge was substantially utilized in 1998.

     Through the restructuring, WFS merged prime and non-prime office locations with close geographic proximity and closed poorly performing offices. The remaining offices now offer its dealer base the full spectrum of prime and non-prime products through a single sales and marketing force. However, WFS employs separate credit analysts that specialize in either reviewing prime or non-prime paper. These analysts provide more consistent underwriting practices through the use of a proprietary scorecard with its system-enforced credit requirements which was also implemented during the year.

     During the fourth quarter of 1998 the Company incurred a $3.0 million restructuring charge relating to the consolidation of its 14 mortgage banking offices into 3 Regional Operating Centers and the elimination of 200 positions, or 55% of the work force in the mortgage banking area. This restructuring is the result of the Company's decision to focus on primarily sub prime mortgage products rather than prime and non-agency originations. Restructuring related costs included $0.6 million for the employee severance and $2.4 million for lease termination fees and the writeoff of disposed assets. The restructuring charge was substantially utilized in 1998.

NOTE 21 -- INCOME TAXES

     Income tax expense consisted of the following for the years ended:

                                                 1998       1997       1996
                                               --------    -------    -------
                                                   (DOLLARS IN THOUSANDS)
Current:
  Federal....................................  $  8,523    $ 1,562    $ 4,169
  State......................................     3,196        349      1,362
                                               --------    -------    -------
                                                 11,719      1,911      5,531
Deferred:
  Federal....................................   (16,875)    21,617     17,394
  State......................................    (6,174)     7,759      5,170
                                               --------    -------    -------
                                                (23,049)    29,376     22,564
                                               --------    -------    -------
                                               $(11,330)   $31,287    $28,095
                                               ========    =======    =======

     A reconciliation of total tax provisions and the amounts computed by applying the statutory federal income tax rate of 35% to income before taxes is as follows for the year ended December 31:

                                                        DECEMBER 31,
                                               ------------------------------
                                                 1998       1997       1996
                                               --------    -------    -------
                                                   (DOLLARS IN THOUSANDS)
Tax at statutory rate........................  $ (9,885)   $25,618    $23,534
State tax (net of Federal tax benefit).......    (1,936)     5,270      4,246
Other........................................       491        399        315
                                               --------    -------    -------
                                               $(11,330)   $31,287    $28,095
                                               ========    =======    =======

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

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1998

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                             DEFERRED TAX POSITION
                              ASSETS/(LIABILITIES)

                                                              DECEMBER 31,
                                                         ----------------------
                                                           1998         1997
                                                         ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
Deferred tax assets:
  Loan loss reserves...................................  $  9,758     $  6,936
  State tax deferred benefit...........................     2,835        3,939
  Deferred compensation accrual........................     3,306        3,211
  Tax basis difference -- marketable securities........       (55)       1,295
  Other, net...........................................     6,986        4,110
                                                         --------     --------
                                                           22,830       19,491
Deferred tax liabilities:
  Loan fee income deferred for tax purposes............    (2,034)      (4,335)
  FHLB dividends.......................................    (5,244)      (4,608)
  Accelerated depreciation for tax purposes............     3,632         (565)
  Loan costs...........................................    (2,227)      (1,638)
  SFAS 115 deferred taxes..............................    (2,710)      (4,404)
  Asset securitization income recognized for book
     purposes..........................................   (28,940)     (28,662)
  Capitalized mortgage service rights..................    (1,115)      (7,941)
  Other, net...........................................    (3,893)      (3,414)
                                                         --------     --------
                                                          (42,531)     (55,567)
                                                         ========     ========
                                                         $(19,701)    $(36,076)
                                                         ========     ========

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1998

NOTE 22 -- BUSINESS SEGMENT DATA

     In addition to its principal operations in banking, the Company conducts a significant amount of automobile lending as presented below:

                                                            1998          1997          1996
                                                         ----------    ----------    ----------
                                                                 (DOLLARS IN THOUSANDS)
Revenues:
  Automobile lending
     Net interest income...............................  $   64,978    $   52,657    $   53,533
     Total other income................................     101,548       177,152       153,487
                                                         ----------    ----------    ----------
          Total automobile lending.....................  $  166,526    $  229,809    $  207,020
                                                         ==========    ==========    ==========
  Banking operations
     Net interest income...............................  $   49,435    $   58,701    $   52,084
     Total other income................................      24,037        36,760        16,552
                                                         ----------    ----------    ----------
          Total banking operations.....................  $   73,472    $   95,461    $   68,636
                                                         ==========    ==========    ==========
  Other operations
     Net interest income...............................  $   (3,602)   $   (1,896)   $   (2,423)
     Total other income................................       7,853         8,941        17,925
                                                         ----------    ----------    ----------
          Total other operations.......................       4,251         7,045        15,502
                                                         ----------    ----------    ----------
  Consolidated total revenues..........................  $  244,249    $  332,315    $  291,158
                                                         ==========    ==========    ==========
Depreciation
  Automobile lending...................................  $    8,066    $    9,730    $      740
  Banking operations...................................         381           348           335
  Other operations.....................................       4,053         4,040         8,984
                                                         ----------    ----------    ----------
  Total Depreciation...................................  $   12,500    $   14,118    $   10,059
                                                         ==========    ==========    ==========
Segment profit or loss
  Automobile lending...................................  $  (28,662)   $   54,143    $   66,420
  Banking operations...................................       3,345        22,325           102
  Other operations.....................................      (2,926)       (3,273)          719
                                                         ----------    ----------    ----------
  Consolidated operating income (loss).................  $  (28,243)   $   73,195    $   67,241
                                                         ==========    ==========    ==========
Segment assets
  Automobile lending...................................  $1,444,340    $  878,160    $  675,572
  Banking operations...................................   2,219,870     2,558,630     2,436,822
  Other operations.....................................     139,304       292,075       222,651
                                                         ----------    ----------    ----------
  Consolidated total assets............................  $3,803,514    $3,728,865    $3,335,045
                                                         ==========    ==========    ==========

     The Company has two reportable segments: automobile lending and banking operations. The automobile lending segment involves the purchase, origination, sale and servicing of automobile contracts. The banking operations segment includes activities associated with commercial banking, mortgage banking, retail banking and other ancillary services. Segments below the quantitative thresholds are attributable to two operating segments of the Company. Those segments include a life insurance business and a broker-dealer of securities business.

     The revenues for each segment are generated through lending and related activities from unaffiliated customers. The Company derives a majority of its revenues from interest. In addition, management primarily relies on net interest revenue, not gross revenue and expense amounts, in managing the segments. Therefore,

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1998

as permitted by SFAS 131 "Disclosure About Segments of an Enterprise and Related Information", the accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes.

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires specific industry expertise in management and each business requires different marketing strategies.

NOTE 23 -- FINANCIAL INSTRUMENT AGREEMENTS

     The Company uses interest rate swaps, purchased options, forward agreements, floors and caps to minimize its exposure to interest rate risk. The fair value of these agreements may vary substantially with changes in interest rates. At December 31, the Company's portfolio of such agreements consisted of the following:

                                                                 1998
                                                        ----------------------
                                                         NOTIONAL      CREDIT
                                                          AMOUNT      EXPOSURE
                                                        ----------    --------
                                                        (DOLLARS IN THOUSANDS)
Interest rate swaps...................................  $   50,000     $  354
Interest rate caps....................................     540,000      5,154
Forward agreements....................................     775,000
                                                        ----------     ------
                                                        $1,365,000     $5,508
                                                        ==========     ======

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

     The Company's interest rate swaps consist of agreements with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional amount and a specified index. The Company pays a fixed interest rate and receives a floating interest rate on all of its interest rate swaps. At December 31, 1998 and 1997, the terms of the Company's interest rate swaps were to pay a weighted average fixed rate of 5.9% in each year, and to receive a weighted average variable rate of 5.2% and 5.9%, respectively, maturing in 2002 with collateral requirement of 0.7% to 1.6%. Variable interest rates may change in the future.

     The Company purchases interest rate caps to effectively remove lifetime interest rate caps on mortgage-backed securities, to hedge interest rate fluctuations on assets available for sale and to limit the erosion of net interest income resulting from increases in interest rates. The interest rate cap agreements have strike rates from 6.0% to 8.0% with expiration dates ranging from 1999 to 2004 as of December 31, 1998 and 6.0% to 7.5% with expiration dates ranging from 2001 to 2004 as of December 31, 1997.

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1998

     The Company's hedging strategy for its loan production includes the use of forward agreements. The Company enters into these agreements in numbers and amounts which generally correspond to the principal amount of the sale and/or securitization transactions. The market value of these forward agreements responds inversely to the market value changes of the underlying loans. Because of this inverse relationship, the Company can effectively lock in its gross interest rate spread at the time of the hedge transaction. Gains and losses relative to these agreements are deferred and recognized in full at the time of loan sale and/or securitization as an adjustment to the gain or loss on the sale of loans. The Company uses only highly rated counterparties and further reduces its risk by avoiding any material concentration with a single counterparty. Credit exposure is limited to those agreements with a positive fair value and only to the extent of fair value that has been recognized in the Consolidated Statement of Condition. At December 31, 1998, the Company held forward agreements with a notional amount outstanding of $775 million.

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

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1998

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

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1998

     The estimated fair values of the Company's financial instruments are as follows:

                                                                 DECEMBER 31,
                                               -------------------------------------------------
                                                        1998                      1997
                                               -----------------------   -----------------------
                                                CARRYING       FAIR       CARRYING       FAIR
                                                AMOUNTS       VALUE       AMOUNTS       VALUE
                                               ----------   ----------   ----------   ----------
                                                            (DOLLARS IN THOUSANDS)
Financial assets:
  Cash and cash equivalents..................  $  114,890   $  114,890   $   86,994   $   86,994
  Other short-term investments...............      22,864       22,864       84,136       84,136
  Investment securities and mortgage-backed
     securities..............................   1,052,332    1,052,332    1,057,968    1,057,968
  Loans receivable (including held for
     sale)...................................   1,992,833    2,106,759    1,872,710    1,920,419
  Retained interests in securitized assets...     171,230      171,230      181,177      181,177
  Capitalized servicing rights...............       8,773        8,773       37,417       42,768
Financial instrument agreements held for
  purposes other than trading:
  Interest rate swaps........................         354          354          802          802
  Interest rate options, floors and caps.....       5,154        5,154        6,087        6,087
  Forward agreements.........................                    4,389                       (55)
  Fixed rate loan commitments................                   25,930                     1,190
  Variable rate loan commitments.............                        5                       113
Financial liabilities:
  Deposits...................................  $2,178,735   $2,177,251   $2,000,896   $1,986,353
  Securities sold under agreements to
     repurchase..............................     265,644      247,846      287,071      293,323
  Short-term borrowings......................      14,427       14,427      191,880      196,121
  Federal Home Loan Bank advances............     160,853      150,076       84,971       86,849
  Amounts held on behalf of trustee..........     528,092      528,092      488,653      488,653
  Subordinated debentures....................     239,856      223,786      239,195      244,481

NOTE 25 -- WESTCORP (PARENT COMPANY ONLY) FINANCIAL INFORMATION

                       STATEMENTS OF FINANCIAL CONDITION

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Assets
  Cash......................................................  $    842     $  3,433
  Investment in subsidiaries................................   333,364      347,834
  Other.....................................................     4,704       17,334
                                                              --------     --------
                                                              $338,910     $368,601
                                                              ========     ========
Liabilities and shareholders' equity
  Other liabilities.........................................  $  9,865     $ 19,850
                                                              --------     --------
                                                                 9,865       19,850
Shareholders' equity........................................   329,045      348,751
                                                              --------     --------
                                                              $338,910     $368,601
                                                              ========     ========

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1998

                            STATEMENTS OF OPERATIONS

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1998        1997       1996
                                                              ---------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Income
  Interest income (expense).................................  $    (70)   $(1,473)   $    20
  Dividends from subsidiaries...............................    14,000     46,366      5,000
  Other.....................................................                    9         (1)
                                                              --------    -------    -------
                                                                13,930     44,902      5,019
Noninterest expenses........................................     1,337      1,156      1,816
                                                              --------    -------    -------
Income before income taxes and equity in net income of
  subsidiaries..............................................    12,593     43,746      3,203
Income tax expense (benefit)................................      (541)    (1,099)      (669)
                                                              --------    -------    -------
Income before equity in net income of subsidiaries..........    13,134     44,845      3,872
Equity in undistributed net income (loss) of subsidiaries...   (27,831)    (8,057)    27,925
                                                              --------    -------    -------
NET INCOME (LOSS)...........................................  $(14,697)   $36,788    $31,797
                                                              ========    =======    =======

                            STATEMENTS OF CASH FLOWS

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)..........................................  $(14,697)   $ 36,788    $ 31,797
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization............................        12         343       6,262
  Contribution to employee stock option plan...............                             1,181
  Equity in undistributed net income of subsidiaries.......    29,897       8,057     (27,925)
  Other, net...............................................    (3,261)     (2,415)     10,106
                                                             --------    --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES..................    11,951      42,773      21,421
INVESTMENT ACTIVITIES
Infusion of capital to subsidiary..........................   (15,120)    (15,000)    (60,400)
Net increase investment in subsidiaries....................                 7,522
Sales (purchases) of investment securities available for
  sale.....................................................    12,434     (12,434)
Addition to premises and equipment.........................                   698      (9,021)
                                                             --------    --------    --------
NET CASH USED IN INVESTING ACTIVITIES......................    (2,686)    (19,214)    (69,421)
FINANCING ACTIVITIES
(Decrease) increase in short-term borrowings...............    (7,800)    (15,382)     25,000
Purchase of subsidiary stock...............................     1,526      (4,487)
Dividends paid.............................................    (6,592)    (10,469)    (10,121)
Proceeds from issuance of common stock.....................     1,010       1,057       1,057
                                                             --------    --------    --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES........   (11,856)    (29,281)     15,936
                                                             --------    --------    --------
DECREASE IN CASH...........................................    (2,591)     (5,722)    (32,064)
Cash and cash equivalents at beginning of year.............     3,433       9,155      41,219
                                                             --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR...................  $    842    $  3,433    $  9,155
                                                             ========    ========    ========

                           WESTCORP AND SUBSIDIARIES

                               DECEMBER 31, 1998

NOTE 26 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1998 and 1997. Certain quarterly amounts have been adjusted to conform with the year-end presentation.

                                                            FOR THE THREE MONTHS ENDED
                                                 ------------------------------------------------
                                                 MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                 --------   --------   ------------   -----------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1998
Interest income................................  $ 65,046   $ 64,501     $ 69,515      $ 73,080
Interest expense...............................    40,155     39,015       40,592        41,569
                                                 --------   --------     --------      --------
  Net interest income..........................    24,891     25,486       28,923        31,511
Provision for loan losses......................    (6,388)    (2,402)      (2,347)       (7,823)
  Noninterest expense..........................   (43,260)   (21,855)     (33,595)      (21,384)
                                                 --------   --------     --------      --------
  Income (loss) before income taxes............   (24,757)     1,229       (7,019)        2,304
Income taxes (benefit).........................   (10,392)       550       (2,816)        1,328
                                                 --------   --------     --------      --------
Income (loss) before minority interest.........   (14,365)       679       (4,203)          976
Minority interest in earnings of
  subsidiaries.................................    (2,162)        61         (329)          214
                                                 ========   ========     ========      ========
  Net income...................................  $(12,203)  $    618     $ (3,874)     $    762
                                                 ========   ========     ========      ========
Net income (loss) per common share -- basic....  $  (0.46)  $   0.02     $  (0.15)     $   0.03
                                                 ========   ========     ========      ========
Net income (loss) per common share --diluted...  $  (0.46)  $   0.02     $  (0.15)     $   0.03
                                                 ========   ========     ========      ========
1997
Interest income................................  $ 62,530   $ 68,558     $ 71,300      $ 68,144
Interest expense...............................    36,481     40,033       42,176        42,380
                                                 --------   --------     --------      --------
  Net interest income..........................    26,049     28,525       29,124        25,764
Provision for loan losses......................    (4,371)    (2,602)      (2,223)       (3,655)
Noninterest expense............................    (5,457)    (5,718)      (9,584)       (2,657)
                                                 --------   --------     --------      --------
  Income (loss) before income taxes............    16,221     20,205       17,317        19,452
Income taxes...................................     6,814      8,573        7,268         8,632
                                                 --------   --------     --------      --------
Income before minority interest................     9,407     11,632       10,049        10,820
Minority interest in earnings of
  subsidiaries.................................     1,511      1,747        1,121           741
                                                 ========   ========     ========      ========
  Net income (loss)............................  $  7,896   $  9,885     $  8,928      $ 10,079
                                                 ========   ========     ========      ========
Net income per common share -- diluted.........  $   0.30   $   0.38     $   0.34      $   0.38
                                                 ========   ========     ========      ========

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                           DESCRIPTION
    -------                          -----------
     3.1     Certificate of Incorporation(a)
     3.2     Bylaws(a)
     4.1     Indenture dated as of June 17, 1993 issued by Western
             Financial Bank, formerly Western Financial Savings Bank,
             F.S.B., with respect to $125,000,000 in aggregate principal amount of 8.50% Subordinated Capital Debentures due 2003(b)
     4.2     Indenture dated as of June 25, 1997 issued by Western
             Financial Bank, formerly Western Financial Savings Bank,
             F.S.B., with respect to $150,000,000 is aggregate principal amount of 8.875% Subordinated Capital Debentures due 2007(c)
    10.1     Westcorp Incentive Stock Option Plan(d)
    10.2     Westcorp Employee Stock Ownership and Salary Savings Plan(a)
    10.3     Westcorp 1991 Incentive Stock Option Plan(e)
    10.4     WFS Financial Inc ("WFS") 1996 Incentive Stock Option
             Plan(f)
    10.5     Westcorp Employee Stock Ownership and Salary Savings Plan(g)
    10.6     Employment Agreement(h)(i)(j)(k)
    21.1     Subsidiaries of Westcorp
    23.1     Consent of Independent Auditors
    27       Financial Data Schedule

---------------
(a) Exhibits previously filed with Westcorp Registration Statement on Form S-4 (File No. 33-34286), filed April 11, 1990, incorporated herein by reference under Exhibit Numbers indicated.

(b) Exhibit previously filed with, Western Financial Bank, formerly Western Financial Savings Bank, F.S.B., Offering Circular with the OTS, dated June 17, 1993 (will be provided to the SEC upon request).

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

(h) Employment Agreement, in letter form, dated January 11, 1996 between the registrant and Donald H. Kasle (will be provided to the SEC upon request).

(i) Employment Agreement, in letter form, dated March 11, 1997 between the registrant and Andrey R. Kosovych (will be provided to the SEC upon request).

(j) Employment Agreement, in letter form, dated February 28, 1998 between WFS and Joy Schaefer (will be provided to the SEC and/or the OTS upon request).

(k) Employment Agreement, in letter form, dated February 28, 1998 between WFS and Lee A. Whatcott (will be provided to the SEC and /or the OTS upon request).