Form 10-Q
period 1999-03-31
WESTCORP /CA/
filed 1999-05-17
CIK 813461

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

As of April 30, 1999, the registrant had 26,475,090 outstanding shares of common stock, $1.00 par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 35.

                            WESTCORP AND SUBSIDIARIES

                                    FORM 10-Q

                                 MARCH 31, 1999

                                TABLE OF CONTENTS

                                 --------------

                                                                                             Page No.
                                                                                             --------
PART I. FINANCIAL INFORMATION

   Item 1.     Financial Statements

               Consolidated Statements of Financial Condition at
               March 31, 1999 and December 31, 1998                                            3

               Consolidated Statements of Operations for the
               Three Months Ended March 31, 1999 and 1998                                      4

               Consolidated Statements of Changes in Shareholders' Equity
               March 31, 1999 and December 31, 1998                                            5

               Consolidated Statements of Cash Flows for the
               Three Months Ended March 31, 1999 and 1998                                      6

               Notes to Unaudited Consolidated Financial Statements                            7

   Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                            16

   Item 3.     Quantitative and Qualitative Disclosure about Market Risk                      31

PART II.       OTHER INFORMATION

   Item 1.     Legal Proceedings                                                              33

   Item 2.     Changes in Securities                                                          33

   Item 3.     Defaults Upon Senior Securities                                                33

   Item 4.     Submission of Matters to a Vote of Security Holders                            33

   Item 5.     Other Information                                                              33

   Item 6.     Exhibits and Reports on Form 8-K                                               34

SIGNATURES                                                                                    35


                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                          ITEM 1. FINANCIAL STATEMENTS

                            WESTCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                                 MARCH 31,     DECEMBER 31,
                                                                   1999           1998
                                                                ----------     ----------
                                                                  (DOLLARS IN THOUSANDS)
ASSETS

Cash                                                            $   34,770     $  114,375
Interest bearing deposits with other financial institutions            718            515
Other short-term investments                                       216,170         22,864
                                                                ----------     ----------
     Cash and due from banks                                       251,658        137,754
Investment securities available for sale                            77,623         77,796
Mortgage-backed securities available for sale                    1,515,158        980,044
Loans receivable, net of allowance for loan losses of
    $45,097 and $37,660, respectively                              708,009        798,094
Loans held for sale                                                629,043      1,157,079
Amounts due from trusts                                            379,129        332,732
Retained interest in securitized assets                            189,929        171,230
Premises and equipment, net                                         92,284         86,417
Other assets                                                        62,898         62,368
                                                                ----------     ----------
                                                                $3,905,731     $3,803,514
                                                                ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                        $2,134,855     $2,178,735
Securities sold under agreements to repurchase                     482,911        265,644
Federal Home Loan Bank advances                                      9,323        160,853
Amounts held on behalf of trustee                                  626,060        528,092
Short term borrowings                                               18,074         14,427
Other liabilities                                                   47,293         65,005
                                                                ----------     ----------
                                                                 3,318,516      3,212,756

SUBORDINATED DEBENTURES                                            228,989        239,856
MINORITY INTERESTS IN EQUITY OF SUBSIDIARIES                        22,724         21,857
SHAREHOLDERS' EQUITY
     Common stock, par value $1.00 per share; authorized
     45,000,000 shares issued and outstanding 26,475,090
     shares in 1999 and 26,474,814 shares in 1998                   26,475         26,475
Paid-in capital                                                    188,860        188,739
Retained earnings                                                  118,154        110,138
Accumulated other comprehensive income, net of tax                   2,013          3,693
                                                                ----------     ----------
                                                                   335,502        329,045
                                                                ----------     ----------
                                                                $3,905,731     $3,803,514
                                                                ==========     ==========




-------------------------
See accompanying notes to unaudited consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                           -----------------------------
                                                               1999             1998
                                                           ------------     ------------
                                                           (DOLLARS IN THOUSANDS, EXCEPT
                                                                  PER SHARE AMOUNTS)
Interest income:
  Loans, including fees                                    $     39,512     $     44,977
  Mortgage-backed securities                                     16,437           16,095
  Investment securities                                           1,129            1,710
  Other                                                           3,992            2,264
                                                           ------------     ------------
TOTAL INTEREST INCOME                                            61,070           65,046
Interest expense:
  Deposits                                                       25,893           27,132
  Federal Home Loan Bank advances and other borrowings            4,472            8,697
  Securities sold under agreements to repurchase                  3,249            4,326
                                                           ------------     ------------
TOTAL INTEREST EXPENSE                                           33,614           40,155
                                                           ------------     ------------

NET INTEREST INCOME                                              27,456           24,891

Provision for loan losses                                        12,157            6,388
                                                           ------------     ------------
NET INTEREST INCOME AFTER PROVISION  FOR LOAN LOSSES             15,299           18,503

Noninterest income:
  Automobile lending                                             52,590           25,292
  Mortgage banking                                                3,704             (587)
  Investment and mortgage-backed securities gains                   302            2,544
  Insurance income                                                1,688            1,495
  Miscellaneous                                                     920            1,584
                                                           ------------     ------------
TOTAL NONINTEREST INCOME                                         59,204           30,328
Noninterest expense:
  Salaries and employee benefits                                 33,934           38,109
  Credit and collections                                          6,210            4,919
  Occupancy                                                       2,807            3,858
  Data processing                                                 3,398            3,721
  Telephone                                                       1,706            2,645
  Restructuring charge                                                            10,500
  Miscellaneous                                                   9,348            9,835
                                                           ------------     ------------
TOTAL NONINTEREST EXPENSE                                        57,403           73,587
                                                           ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES                                17,100          (24,756)
Income taxes (benefit)                                            7,234          (10,392)
                                                           ------------     ------------

INCOME (LOSS) BEFORE MINORITY INTEREST                            9,866          (14,364)
Minority interest in earnings (losses) of subsidiaries            1,506           (2,162)
                                                           ------------     ------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                           8,360          (12,202)
Extraordinary gain from early extinguishment of debt
  (Net of income taxes of $710 thousand)                            980
                                                           ------------     ------------
NET INCOME (LOSS)                                          $      9,340     $    (12,202)
                                                           ============     ============

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED
  Income before extraordinary item                         $       0.32     $      (0.46)
  Extraordinary item                                               0.03
                                                           ------------     ------------
  Net income                                               $       0.35     $      (0.46)
                                                           ============     ============

WEIGHTED AVERAGE NUMER OF COMMON SHARES OUTSTANDING:
  BASIC AND DILUTED                                          26,474,995       26,288,431
                                                           ============     ============




---------------------
See accompanying notes to unaudited consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                                                       ACCUMULATED
                                                                                                          OTHER
                                                                                                       COMPREHENSIVE
                                                                     PAR        PAID-IN     RETAINED      INCOME
                                                     SHARES         VALUE       CAPITAL     EARNINGS    NET OF TAX     TOTAL
                                                   ----------      -------      --------     --------     ------     --------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Balance January 1, 1998                            26,278,593      $ 26,279     $185,187     $131,427     $5,858     $348,751
   Net loss                                                                                   (14,697)                (14,697)
   Accumulated other comprehensive
      income, net of tax (1)
       Gross unrealized gain                                                                               2,021        2,021
       Less: Reclassification adjustment for
        losses (gains) included in net income                                                             (4,186)      (4,186)
                                                                                                                     --------
    Comprehensive loss                                                                                                (16,862)
   Stock options exercised                            118,905          119           891                                1,010
   Stock issued                                        77,316           77         1,135                                1,212
   Cash dividends                                                                              (6,592)                 (6,592)
   Purchase of subsidiary stock                                                    1,526                                1,526
                                                   ----------      -------      --------     --------     ------     --------
Balance December 31, 1998                          26,474,814      $26,475      $188,739     $110,138     $3,693     $329,045

   Net income                                                                                   9,340                   9,340
   Accumulated other comprehensive
      income, net of tax (1)
       Gross unrealized loss                                                                              (1,520)      (1,520)
       Less: Reclassification adjustment for
        losses (gains) included in net income                                                               (160)        (160)
                                                                                                                     --------
    Comprehensive income                                                                                                7,660
   Stock options exercised                                276
   Cash dividends                                                                              (1,324)                 (1,324)
   Purchase of subsidiary stock                                                      121                                  121
                                                   ----------      -------      --------     --------     ------     --------
Balance March 31, 1999                             26,475,090      $26,475      $188,860     $118,154     $2,013     $335,502
                                                   ==========      =======      ========     ========     ======     ========

---------------------
(1) The pre-tax decrease and increase in unrealized gains (losses) on retained interest in securitized assets were $2.6 million and $3.9 million for the three month period ended March 31, 1999 and for the year ended December 31, 1998, respectively.

See accompanying notes to unaudited consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                          1999            1998
                                                                                       ----------      -----------
                                                                                          (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)                                                                      $    9,340      $   (12,202)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
  Provision for loan losses                                                                12,157            6,388
  Depreciation and amortization                                                             4,624            9,388
  Amortization of retained interest in securitized assets                                  29,306           27,195
  Loss on the disposal of assets                                                            1,058
  Gain on sale of loans and other assets                                                  (27,622)         (13,070)
  Minority interest in (loss) income of consolidated subsidiaries                           1,506           (2,162)
  Extraordinary gain from extinguishment of debt                                           (1,690)
(Increase) decrease in assets:
  Origination of loans                                                                   (931,206)      (1,574,681)
  Proceeds from sale of loans                                                           1,376,943        1,344,731
  Other changes in loans                                                                  184,735          183,074
  Other changes in capitalized servicing rights                                            (1,500)          (8,759)
  Disposition of real estate owned                                                          3,660            3,256
  Other assets                                                                                437           (2,000)
Increase (decrease) in other liabilities                                                  (18,351)           5,477
                                                                                       ----------      -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                       643,397          (33,365)
INVESTING ACTIVITIES
Investment securities available for sale:
  Purchases                                                                                                    (71)
  Proceeds from sale                                                                          169
  Proceeds from maturities                                                                                      33
Mortgage-backed securities available for sale:
  Purchases                                                                              (641,063)        (226,075)
  Proceeds from sale                                                                       31,966           30,537
  Payments received on mortgage-backed securities                                          71,755          121,304
Additions to premises and equipment                                                        (8,871)          (1,157)
Purchases of FHLB stock                                                                      (449)          (4,165)
Increase in amounts due from trusts                                                       (46,397)         (36,222)
                                                                                       ----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                                                    (592,890)        (115,816)
FINANCING ACTIVITIES
(Decrease) Increase in deposits                                                           (43,880)         158,880
Increase in retained interest in securitized assets                                       (49,961)         (23,388)
Increase in securities sold under agreements to repurchase                                217,267           43,021
(Decrease) increase in FHLB advances, net                                                (151,531)             (27)
Increase (decrease) in short-term borrowings                                                3,647         (135,081)
Increase in amounts held on behalf of trustee                                              97,968           29,572
(Decrease) Increase in subordinated debentures                                             (8,910)            (524)
Proceeds from issuance of common stock                                                                         181
Purchase of subsidiary common stock                                                           121
Cash dividends                                                                             (1,324)          (2,628)
                                                                                       ----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  63,397           70,006
                                                                                       ----------      -----------
INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                                         113,904          (79,175)
Cash and equivalents at beginning of period                                               137,754          171,130
                                                                                       ----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $  251,658      $    91,955
                                                                                       ==========      ===========
SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION:
Cash paid for:
Interest                                                                               $   39,814      $    44,715
Income taxes                                                                               13,395            1,451
SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:
Acquisition of real estate acquired through foreclosure                                $    1,801      $     2,859
Unrealized gains (losses) on securities available for sale and retained interests
  in securitized assets, net of tax                                                        (1,679)           1,336



-----------------------
See accompanying notes to unaudited consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
------------------------------
The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in, the Westcorp (the "Company") Form 10-K for the year ended December 31, 1998.

Certain amounts from the 1998 consolidated financial statements have been reclassified to conform to the 1999 presentation.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement provides guidance for the way public enterprises report information about derivatives and hedging in annual financial statements and in interim financial reports. The derivatives and hedging disclosure is required for financial statements for fiscal years beginning after June 15, 1999. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company is in the process of evaluating the effect that Statement 133, if any, will have on the earnings and financial position of the Company.

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - INVESTMENT SECURITIES AVAILABLE FOR SALE
--------------------------------------------------
Investment securities available for sale were as follows:

                                                           MARCH 31, 1999
                                           --------------------------------------------
                                                          GROSS      GROSS
                                           AMORTIZED   UNREALIZED  UNREALIZED    FAIR
                                             COST         GAIN       LOSS        VALUE
                                            -------     -------     -------     -------
                                                         (DOLLARS IN THOUSANDS)
U.S. Treasury securities and
   obligations of other U.S. Government
   agencies and corporations                $74,591     $ 1,238     $   238     $75,591
Obligations of states and political
   subdivisions                               1,510          62                   1,572
Other                                           460                                 460
                                            -------     -------     -------     -------
                                            $76,561     $ 1,300     $   238     $77,623
                                            =======     =======     =======     =======


                                                          DECEMBER 31, 1998
                                           --------------------------------------------
                                                          GROSS      GROSS
                                           AMORTIZED   UNREALIZED  UNREALIZED    FAIR
                                             COST         GAIN       LOSS        VALUE
                                            -------     -------     -------     -------
                                                         (DOLLARS IN THOUSANDS)
U.S. Treasury securities and
   obligations of other U.S. Government
   agencies and corporations                $74,307     $ 1,285                 $75,592
Obligations of states and political
   subdivisions                               1,510          62                   1,572
Other                                           632                                 632
                                            -------     -------     -------     -------
                                            $76,449     $ 1,347                 $77,796
                                            =======     =======     =======     =======

NOTE 3 - MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE
-------------------------------------------------------
Mortgage-backed securities available for sale were as follows:

                                                          MARCH 31, 1999
                                           --------------------------------------------
                                                          GROSS      GROSS
                                           AMORTIZED   UNREALIZED  UNREALIZED    FAIR
                                             COST         GAIN       LOSS        VALUE
                                            -------     -------     -------     -------
                                                         (DOLLARS IN THOUSANDS)
GNMA certificates                         $1,403,328    $7,479       $7,108    $1,403,699
FNMA participation certificates              104,360     1,424           16       105,768
FHLMC participation certificates               2,760        43                      2,803
Other                                          2,888                                2,888
                                          ----------    ------       ------    ----------
                                          $1,513,336    $8,946       $7,124    $1,515,158
                                          ==========    ======       ======    ==========

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                                                         DECEMBER 31, 1998
                                           --------------------------------------------
                                                          GROSS      GROSS
                                           AMORTIZED   UNREALIZED  UNREALIZED    FAIR
                                             COST         GAIN       LOSS        VALUE
                                            -------     -------     -------     -------
                                                       (DOLLARS IN THOUSANDS)
GNMA certificates                          $858,682       $6,261     $5,316     $859,627
FNMA participation certificates             112,351        1,511         20      113,842
FHLMC participation certificates              3,600           58                   3,658
Other                                         2,917                                2,917
                                           --------       ------     ------     --------
                                           $977,550       $7,830     $5,336     $980,044
                                           ========       ======     ======     ========

NOTE 4 - NET LOANS RECEIVABLE
------------------------------
Net loans receivable consisted of the following:

                                   MARCH 31,     DECEMBER  31,
                                     1999            1998
                                 -----------     -------------
                                     (DOLLARS IN THOUSANDS)
Real Estate:
   Mortgage                      $   697,972      $   993,044
   Construction                       11,131           18,950
                                 -----------      -----------
                                     709,103        1,011,994
   Undisbursed loan proceeds            (878)          (5,057)
                                 -----------      -----------
                                     708,225        1,006,937
  Consumer:
       Automobile loans              616,410          923,662
       Other                          36,107           45,529
       Unearned discounts            (32,944)         (48,015)
                                 -----------      -----------
                                     619,573          921,176
   Commercial                         54,351           64,720
                                 -----------      -----------
                                   1,382,149        1,992,833
Allowance for loan losses            (45,097)         (37,660)
                                 -----------      -----------
                                   1,337,052        1,955,173
Less:  Loans held for sale
   Mortgage                           57,398          309,013
   Consumer                          571,645          848,066
                                 -----------      -----------
                                     629,043        1,157,079
                                 -----------      -----------
                                 $   708,009      $   798,094
                                 ===========      ===========

Loans serviced by the Company for the benefit of others totalled approximately $5.5 billion and $5.1 billion at March 31, 1999 and December 31, 1998, respectively. These amounts are not included in the unaudited consolidated statements of financial condition.

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - SECURITIZED ASSETS AND CAPITALIZED SERVICING RIGHTS
------------------------------------------------------------

SFAS 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" requires that, following a transfer of financial assets, an entity must recognize the assets it controls and the liabilities it has incurred, and derecognize assets for which control has been surrendered and liabilities that have been extinguished. SFAS 125 defines two separate financial assets retained at the time of securitization or sale, retained interests in securitized assets ("RISA"), which represents the excess spread created from securitization or sale, and capitalized servicing rights ("CSR") which represents the benefit derived from retaining the rights to service loans securitized or sold. The Company did not recognize any CSR as of March 31, 1999 or December 31, 1998 with respect to securitized automobile loans. Previous accounting guidance did not separately distinguish these rights.

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

Two methods have arisen in practice to determine the fair value of credit enhancements assets; the cash-in method and the cash-out method. The Securities and Exchange Commission ("SEC") has set forth specific guidance that the cash-out method is the only appropriate method to be used in determining the fair value of such assets as defined by the SFAS No. 125. The cash-out method discounts expected cash flows from the period in which the transferor expects to receive the cash, thereby taking into consideration the period of time that the cash is received from obligators but restricted from distribution to the transferor. WFS has historically used the cash-out method in measuring such assets.

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the activity of the RISA:

                                           THREE MONTHS ENDED
                                                MARCH 31,
                                       -------------------------
                                          1999           1998
                                       ---------      ---------
                                         (DOLLARS IN THOUSANDS)
Beginning balance                      $ 171,230      $ 181,177
Additions                                 49,961         23,388
Amortization                             (29,306)       (27,195)
Change in unrealized gains on RISA        (1,956)           (63)
                                       ---------      ---------
Ending balance                         $ 189,929      $ 177,307
                                       ==========     =========


At the time of securitization, the Company utilizes prepayment speed, net credit loss and discount rate assumption to initially compute the value of the RISA. These assumptions may change periodically based on actual performance or other factors. During 1999 and 1998, the Company utilized prepayment rates of 1.6% ABS in computing RISA. Cumulative net credit loss assumptions utilized for the 1999 and 1998 securitization transactions ranged from 6% to 7%. The Company used a discount rate of 425 basis points over the two-year Treasury rate at the time of securitization in discounting future earnings.

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

The following table sets forth the components of the RISA:

                                                                           MARCH 31,       DECEMBER 31,
                                                                             1999              1998
                                                                         -----------       ------------
                                                                             (DOLLARS IN THOUSANDS)
Estimated net undiscounted RISA earnings                                 $   417,586       $   361,209
Off-balance sheet allowance for losses                                      (204,433)         (170,664)
Discount to present value                                                    (23,224)          (19,315)
                                                                         -----------       -----------
Retained interests in securitized assets                                 $   189,929       $   171,230
                                                                         ===========       ===========
Outstanding balance of automobile loans sold through securitizations     $ 3,968,534       $ 3,491,452

Off-balance sheet allowance for losses as a percent of automobile
    loans sold through securitizations                                          5.15%             4.89%


The Company believes that the off-balance sheet allowance for losses is currently adequate to absorb potential losses in the sold portfolio.

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CAPITALIZED SERVICING RIGHTS

Capitalized servicing rights consisted of the following:

                                                       MARCH 31,   DECEMBER 31,
                                                         1999         1998
                                                       ---------   ------------
                                                       (DOLLARS IN THOUSANDS)
Purchased mortgage servicing rights                    $ 5,790      $ 6,360
Originated mortgage servicing rights                     7,116        6,136
Impairment allowance for mortgage servicing rights      (3,608)      (3,723)
                                                       -------      -------
                                                       $ 9,298      $ 8,773
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

For the three months ending March 31, 1999, the Company capitalized servicing rights totaling $1.5 million compared with $8.8 million for the same period a year earlier. The decline in CSR is the result of the Company's decision in the fourth quarter of 1998 to shift from originating prime mortgage products that was sold primarily on a servicing retained basis to originating sub-prime mortgage products that are sold on a whole loan servicing released basis. The mortgage servicing rights are included in capitalized servicing rights and the amortization is a component of mortgage banking income in non-interest income.

The fair value of the CSR was $9.3 million and $8.8 million at March 31, 1999 and December 31, 1998, respectively. Fair value was determined based on the present value of estimated future earnings. Significant assumptions were based upon prepayment, default, servicing cost and discount rate. For the purpose of estimated fair value, CSR are stratified on the basis of loan type, loan coupon and loan term.

CSR are evaluated for impairment based on the excess of the carrying amount of the CSR over their fair value.

Amortization of capitalized servicing rights is reflected as a component of mortgage banking income in non-interest income. Amortization expense for the three months ended March 31, 1999 was $1.0 million, compared with $4.9 million for the three months ended March 31, 1998.

NOTE 6 - DIVIDENDS
------------------

On January 12, 1999, the Company declared a quarterly cash dividend of $0.05 per share which was paid on February 8, 1999. On April 27, 1999, the Company declared a cash dividend of $0.05 per share for shareholders of record as of May 10, 1999 payable May 24, 1999.

NOTE 7 - EARNINGS PER SHARE
---------------------------

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common share outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share is arrived at by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options.

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the computation of basic and diluted earnings per share:

                                                            THREE MONTHS ENDED MARCH 31,
                                                               1999             1998
                                                           ------------     ------------
                                                               (DOLLARS IN THOUSANDS,
                                                              EXCEPT PER SHARE AMOUNTS)
BASIC & DILUTED
Net income (loss)                                          $      9,340     $    (12,202)
Average common shares outstanding                            26,474,995       26,288,431
Net income (loss) per common share - basic and diluted     $       0.35     $      (0.46)
                                                           ============     ============


Options to purchase 383,517 shares of common stock ranging from $9.06 to $18.69 per share respectively were outstanding at March 31, 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common share, and therefore, the effect would be antidilutive. Options to purchase 868,455 shares of common stock at March 31, 1998 were not included in the computation of diluted earnings per share because the Company experienced a loss from operations. The weighted average exercise price at March 31, 1999 and 1998 was $11.50 and $14.91, respectively, for the outstanding options.

                            WESTCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 - BUSINESS SEGMENT DATA
------------------------------

In addition to its principal operations in banking, the Company conducts a significant amount of automobile lending as presented below:

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                              1999           1998
                                            --------      --------
                                             (DOLLARS IN THOUSANDS)
Revenues:
  Automobile lending
      Net interest income                   $ 17,657      $ 12,020
      Total other income                      56,996        25,511
                                            --------      --------
          Total automobile lending          $ 74,653      $ 37,531
                                            ========      ========
  Banking operations
      Net interest income                   $ 10,752      $ 13,894
      Total other income                         774         1,872
                                            --------      --------
          Total banking operations          $ 11,526      $ 15,766
                                            ========      ========

  Other operations
      Net interest income                   $   (953)     $ (1,023)
      Total other income                       1,434         2,945
                                            --------      --------
          Total other operations                 481         1,922
                                            --------      --------
Total revenues                              $ 86,660      $ 55,219
                                            ========      ========

Depreciation
  Automobile lending                        $  1,576      $  2,212
  Banking operations                              83           124
  Other operations                               674           948
                                            --------      --------
   Consolidated total depreciation          $  2,333      $  3,284
                                            ========      ========

Segment profit or loss
  Automobile lending                        $ 20,001      $(23,068)
  Banking operations                          (2,110)         (779)
  Other operations                              (791)         (909)
                                            --------      --------
   Consolidated operating income (loss)     $ 17,100      $(24,756)
                                            ========      ========

                                             MARCH 31,    DECEMBER 31,
                                               1999          1998
                                            ----------    ----------
Segment assets
  Automobile lending                        $1,190,816    $1,444,340
  Banking operations                         2,617,027     2,219,870
  Other operations                              97,888       139,304
                                            ----------    ----------
   Consolidated total assets                $3,905,731    $3,803,514
                                            ==========    ==========


The Company has two reportable segments: automobile lending and banking operations. The automobile lending segment involves the purchase, origination, sale and servicing of automobile loans. The banking operations segment includes activities associated with commercial banking, mortgage banking, retail banking and other ancillary services. Segments below the quantitative thresholds are attributable to two operating segments of the Company. Those segments include a life insurance business and a broker-dealer of securities business.

                            WESTCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The revenues for each segment are generated through lending and related activities from unaffiliated customers. The Company derives a majority of its revenues from interest. In addition, management primarily relies on net interest revenue, not gross revenue and expense amounts, in managing the segments. Therefore, as permitted by SFAS 131 "Disclosure About Segments of an Enterprise and Related Information", the accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires specific industry expertise in management and each business requires different marketing strategies.

NOTE 9 - EXTRAORDINARY GAIN
---------------------------

During the first quarter of 1999, the Company acquired $8.9 million of its subordinated debentures and subsequently retired these debentures. As a result of this early retirement, the Company recorded an extraordinary gain of $1.0 million net of taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               FINANCIAL CONDITION

Total assets increased $102 million or 2.7% to $3.9 billion at March 31, 1999 from $3.8 billion at December 31, 1998. This increase is primarily the result of an increase in mortgage-backed securities available for sale and other short-term investments which offsets the decline in loans.

LOANS

Loans (including loans held for sale), net of unearned discounts and undisbursed loan proceeds, decreased $611 million or 42.9% from $2.0 billion at December 31, 1998 to $1.4 billion at March 31, 1999. The decrease is due to the timing of the securitization of automobile loans. The Company has retained the servicing on automobile loans sold and receives a servicing fee therefrom. Included in the portfolio are loans held for sale of which $57.4 million are mortgage loans secured primarily by single family residences and $572 million of which are consumer loans secured by automobiles.

Consumer loan originations increased by $146 million to $754 million for the three months ended March 31, 1999 from $608 million for the same period in 1998, which represents a 24% increase in production. The Company securitized $1.0 billion of automobile loans for the three months ended March 31, 1999 compared with $525 million for the same period in 1998.

Real estate originations decreased $819 million to $129 million for the three months ended March 31, 1999 from $947 million for the same period in 1998. The decline is the result of the Company's increased focus on sub-prime mortgage products while de-emphasizing prime and non-agency mortgage products. The focus on sub-prime mortgage products is designed to generate wider margins and more fee revenues than prime mortgage products and at a lower overall cost. The Company sold $377 million of mortgage loans for the three months ended March 31, 1999 compared with $820 million for the same period in 1998.

                                                             THREE MONTHS ENDED MARCH 31,
                             ------------------------------------------------------------------------------------------------
                                                   1999                                            1998
                             ---------------------------------------------      ---------------------------------------------
                               MORTGAGE         COMMERCIAL       CONSUMER         MORTGAGE        COMMERCIAL        CONSUMER
                             -----------      ------------     -----------      -----------      -----------      -----------
                                                                   (DOLLARS IN THOUSANDS)
Beginning balance            $ 1,006,937      $    64,720      $   921,176      $ 1,538,888      $    41,668      $   288,988
Originations (1)                 128,512           48,588          754,106          947,055           19,141          608,544
Sales (2)                       (376,943)                       (1,000,000)        (819,731)                         (525,000)
Principal reductions (3)         (50,281)         (58,957)         (55,709)        (125,491)         (15,707)         (40,221)
                             -----------      -----------      -----------      -----------      -----------      -----------
Ending balance               $   708,225      $    54,351      $   619,573      $ 1,540,721      $    45,102      $   332,311
                             ===========      ===========      ===========      ===========      ===========      ===========

----------------

(1)       Includes sales loans purchased from automobile dealers.
(2)       Loans sold or securitized.
(3)       Includes scheduled payments, prepayments and chargeoffs.

The Company's real estate loan portfolio (including those held for sale) consisted of the following:

                                          MARCH 31, 1999           DECEMBER 31, 1998
                                     ---------------------      ---------------------
                                        AMOUNT          %          AMOUNT           %
                                     ----------      -----      ----------      -----
                                                   (DOLLARS IN THOUSANDS)
Single family residential loans:
    First trust deeds                $  352,625       49.8%     $  617,308       61.3%
    Second trust deeds                    8,055        1.1          27,051        2.7
                                     ----------      -----      ----------      -----
                                        360,680       50.9         644,359       64.0
Multifamily residential loans           320,791       45.3         331,652       32.9
Construction loans                       11,131        1.6          18,951        1.9
Other                                    16,501        2.3          17,031        1.7
                                     ----------      -----      ----------      -----
                                        709,103      100.1       1,011,993      100.5
Less: Undisbursed loan proceeds             878        0.1           5,056        0.5
                                     ----------      -----      ----------      -----
                                     $  708,225      100.0%     $1,006,937      100.0%
                                     ==========      =====      ==========      =====

The following table sets forth information on the amount of fixed rate mortgage loans and adjustable rate mortgage loans in the Company's portfolio.

                                           MARCH 31, 1999          DECEMBER 31, 1998
                                      ---------------------      ---------------------
                                        AMOUNT          %          AMOUNT          %
                                      ----------      -----      ----------      -----
                                                     (DOLLARS IN THOUSANDS)
Fixed rate loans                      $   55,770        7.9%     $  280,589       27.9%
Adjustable rate loans:
    Negative amortization                481,650       68.0         514,819       51.1
    Without negative amortization        170,805       24.1         211,529       21.0
                                      ----------      -----      ----------      -----
                                      $  708,225      100.0%     $1,006,937      100.0%
                                      ==========      =====      ==========      =====



The composition of the consumer loan portfolio, all of which is fixed rate, was as follows:

                                    MARCH 31, 1999         DECEMBER 31, 1998
                                 -------------------      ------------------
                                   AMOUNT        %        AMOUNT           %
                                 --------      -----      --------      -----
                                              (DOLLARS IN THOUSANDS)

Automobile loans, net            $583,466       94.2%     $875,647       95.1%
Other                              36,107        5.8        45,529        4.9
                                 --------      -----      --------      -----
                                 $619,573      100.0%     $921,176      100.0%
                                 ========      =====      ========      =====

The Company had outstanding commercial loans of $54.4 million at March 31, 1999 compared with $64.7 million at December 31, 1998. The Company originated $48.6 million of commercial loans for the three months ended March 31, 1999 compared with $19.1 million for the comparable period in 1998. Though the Company continues to focus on expanding its commercial banking operations, it is not a significant source of revenue for the Company.

MORTGAGE-BACKED SECURITIES
--------------------------

During the first three months of 1999, the Company purchased $641 million and sold $32.0 million of mortgage-backed securities ("MBS"). This is part of the Company's continuing strategy to increase net interest income.

ASSET QUALITY

DELINQUENCY
The percent of loans 60 days or more delinquent increased to 1.1% at March 31, 1999 compared with 0.8% at December 31, 1998. Delinquent loans by type of loan and as a percentage of loans by type are summarized as follows at March 31, 1999 and December 31, 1998:

                                                        MARCH 31, 1999
                                                   NUMBER OF DAYS DELINQUENT
                              --------------------------------------------------------------
                                      60-89             90 OR MORE                TOTAL
                              ------------------    ------------------    ------------------
                               AMOUNT         %      AMOUNT        %       AMOUNT         %
                              -------        ---    -------        ---    -------        ---
                                               (DOLLARS IN THOUSANDS)

Single family residential     $ 2,646        0.7%   $ 6,195        1.7%   $ 8,841        2.4%
Multifamily residential                                 643        0.2        643        0.2
Consumer                        2,260        0.4      2,688        0.5      4,948        0.8
                              -------        ---    -------        ---    -------        ---
                              $ 4,906        0.4%   $ 9,526        0.7%   $14,432        1.1%
                              =======        ===    =======        ===    =======        ===

                                                       DECEMBER 31, 1998
                                                  NUMBER OF DAYS DELINQUENT
                              --------------------------------------------------------------
                                      60-89             90 OR MORE                TOTAL
                              ------------------    ------------------    ------------------
                               AMOUNT         %      AMOUNT        %       AMOUNT         %
                              -------        ---    -------        ---    -------        ---
                                               (DOLLARS IN THOUSANDS)
Single family residential     $ 1,416        0.2%   $ 6,172        1.0%   $ 7,588        1.2%
Multifamily residential                                 669        0.2        669        0.2
Consumer                        3,969        0.4      3,174        0.4      7,143        0.8
Construction                      692        5.0        272        2.0        964        6.9
                              -------        ---    -------        ---    -------        ---
                              $ 6,077        0.3%   $10,287        0.5%   $16,364        0.8%
                              =======        ===    =======        ===    =======        ===

NONPERFORMING ASSETS

Total nonperforming assets ("NPA") increased to $16.4 million or 0.4% of total assets at March 31, 1999 compared with $16.3 million or 0.4% of total assets at December 31, 1998.

NPAs consist of nonperforming loans ("NPL") and real estate acquired through foreclosure ("REO"). REOs are carried at lower of cost or fair value less estimated disposition costs. NPLs are defined as all loans (other than consumer loans which are charged off at 120 days) on nonaccrual, which include all mortgage and commercial loans 90 days or more past due or impaired loans. When a loan is designated as nonaccrual, all previously accrued but unpaid interest is reversed. Interest on nonperforming loans excluded from interest income decreased to $0.5 million at March 31, 1999 from $0.6 million at March 31, 1998.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment based on, among other factors, the fair value of the loan's collateral. At March 31, 1999, impaired loans remained constant at $4.0 million from December 31, 1998.

NONPERFORMING LOANS
Nonperforming loans consisted of the following:

                                   MARCH 31,  DECEMBER 31,
                                     1999        1998
                                   ---------  ------------
                                   (DOLLARS IN THOUSANDS)

Unimpaired loans on nonaccrual      $ 8,798     $ 8,181
Impaired loans                        4,011       4,046
                                    -------     -------
                                    $12,809     $12,227
                                    =======     =======

Nonperforming loans by loan type consisted of the following:

                                    MARCH 31,   DECEMBER 31,
                                      1999         1998
                                    ---------   ------------
                                     (DOLLARS IN THOUSANDS)

Single family residential loans     $ 7,156     $ 5,789
Multifamily 5-36 units                1,052       1,082
Multifamily 37+ units                 3,723       3,755
Other                                   878       1,601
                                    -------     -------
                                    $12,809     $12,227
                                    =======     =======

The migration of nonperforming loans and real estate owned from December 31, 1998 to March 31, 1999 is shown below:

                                             SINGLE
                                             FAMILY      MULTIFAMILY     MULTIFAMILY
                               TOTAL         1-4 UNITS   5 - 36 UNITS    37+ UNITS     CONSTRUCTION
                               --------      --------    ------------    -----------   ------------
                                                      (DOLLARS IN THOUSANDS)
Balance, December 31, 1998     $ 12,227      $  5,789      $  1,082        $  3,755      $  1,601
New nonperforming loans           4,510         3,823           450              --           237
REO                                (840)         (627)         (202)             --           (11)
Cures and payoffs                (2,356)       (1,804)         (278)            (32)         (242)
Chargeoffs                         (732)          (25)           --              --          (707)
                               --------      --------      --------        --------      --------
Balance, March 31, 1999        $ 12,809      $  7,156      $  1,052        $  3,723      $    878
                               ========      ========      ========        ========      ========

REAL ESTATE OWNED

                                             SINGLE
                                             FAMILY      MULTIFAMILY     MULTIFAMILY
                                TOTAL        1-4 UNITS   5 - 36 UNITS    37+ UNITS     CONSTRUCTION
                               --------      ---------   ------------    -----------   ------------
                                                      (DOLLARS IN THOUSANDS)

Balance, December 31, 1998     $ 4,861         $ 3,747      $ 1,114
New REO                          1,312           1,109          203
Sales                           (3,043)         (2,182)        (861)
Writedowns                         490             469           21
                               -------         -------      -------        --------      --------
Balance, March 31, 1999        $ 3,620         $ 3,143      $   477        $             $
                               =======         =======      =======        ========      ========

Assets secured by single family residential properties comprised the largest portion of nonperforming assets although no single loan or series of such loans predominate. At March 31, 1999, $7.2 million or 56% of NPLs and $3.1 million or 87% of REOs were secured by single family residential properties. The Company had an allowance for real estate losses of $784 thousand at March 31, 1999 and December 31, 1998, respectively.

ALLOWANCE FOR LOAN AND REAL ESTATE LOSSES

Consistent with loan value, loan sales, losses, nonaccural loans and other relevant factors, the Company increased its allowance for loan losses to $45.1 million at March 31, 1999 compared with $37.7 million at December 31, 1998. The allowance for the loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the loan portfolio.

The following table presents summarized data relative to the allowance for loan losses:

                                                                         MARCH 31,      DECEMBER 31,
                                                                           1999             1998
                                                                     ---------------   ---------------
                                                                           (DOLLARS IN THOUSANDS)
Total loans (1)                                                      $     1,382,149   $     1,992,833
Allowance for loan losses                                                     45,097            37,660
Allowance for real estate losses                                                 784               784
Loans past due 60 days or more                                                14,432            16,364
Nonperforming loans                                                           12,809            12,227
Nonperforming assets (2)                                                      16,429            16,304
Allowance for loan losses as a percent of:
    Total loans (1)                                                              3.3%              1.9%
    Loans past due 60 days or more                                             312.5%            230.1%
    Nonperforming loans                                                        352.1%            308.0%
Total allowance for loan losses and real estate losses as a percent
   of nonperforming assets                                                     294.7%            235.8%
Nonperforming loans as a percent of total loans                                  0.9%              0.6%
Nonperforming assets as a percent of total assets                                0.4%              0.4%


--------------

(1) Loans, net of unearned discounts and undisbursed loan proceeds.
(2) Nonperforming loans and real estate owned.

The following table sets forth the activity in the allowance for loan losses:

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                         -----------------------
                                                            1999          1998
                                                         --------       --------
                                                           (DOLLARS IN THOUSANDS)
Balance at beginning of period                           $ 37,660       $ 33,834
Chargeoffs:
    Mortgage loans                                           (973)        (1,251)
    Consumer loans                                         (5,523)        (3,381)
                                                         --------       --------
                                                           (6,496)        (4,632)

Recoveries:
    Mortgage loans                                             23             15
    Consumer loans                                          1,753            640
                                                         --------       --------
                                                            1,776            655
                                                         --------       --------
Net chargeoffs                                             (4,720)        (3,977)
Provision for loan losses                                  12,157          6,388
                                                         --------       --------
Balance at end of period                                 $ 45,097       $ 36,245
                                                         ========       ========

Ratio of net chargeoffs during period to average
    loans outstanding during the period (annualized)         1.31%          0.82%
                                                         ========       ========

                              RESULTS OF OPERATIONS

SUMMARY
-------

The Company reported net income of $9.3 million or $0.35 per diluted share for the three months ended March 31, 1999, compared with a net loss of $12.2 million or $0.46 per diluted share for the comparable period of 1998. Improved first quarter earnings were the result of improved automobile lending income and lower noninterest expenses. Improvement in automobile lending income is primarily the result of the Company issuing a record $1.0 billion in automobile asset-backed securities through its subsidiary WFS Financial, as well as improving net spreads after estimated credit losses due to the attractive interest rates and the timing of the securitization. Improvement in noninterest expenses is the result of the Company's restructuring initiative implemented last year.

NET INTEREST INCOME
-------------------

Net interest income for the three months ended March 31, 1999 was $27.5 million compared with $24.9 million for the same period a year earlier.

The total interest rate spread increased 67 basis points for the three months ended March 31, 1999, compared with the same period of 1998 due to an increase of 13 basis points in the yield on interest earning assets while the cost of funds decreased by 54 basis points.

The increase in income on interest earning assets for the three months ended March 31, 1999, compared with the same period of 1998 is due to a greater percentage of automobile loans held on the balance sheet for the first quarter of 1999 compared with a year earlier. The decrease in the cost of interest bearing liabilities is the result of a 43 basis point decline in the cost of deposits resulting from the Company continuing to increase the amount of its core deposits which includes commercial and retail deposit accounts.

Interest rates for interest earning assets and liabilities for the three months ended March 31, 1999 and 1998 are summarized as follows:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          ------------------
                                                            1999        1998
                                                          -------      ------
                                                           YIELD/      YIELD/
                                                           RATE        RATE
Interest earning assets:
    Investment securities                                  5.46%      5.48%
    Mortgage-backed securities                             6.06       6.94
    Other investments                                      4.96       5.58

Loans:
    Consumer                                              16.12      15.61
    Mortgage (1)                                           7.35       7.51
    Commercial                                             7.94       8.72
                                                          -----      -----
Total interest earning assets                              8.31       8.18

Interest bearing liabilities:
    Deposits                                               4.92       5.35
    Subordinated debentures                                8.90       8.95
    Securities sold under agreements to repurchase         5.02       5.99
    FHLB advances and other borrowings                     6.14       7.12
                                                          -----      -----
Total interest bearing liabilities                         5.31       5.85
                                                          -----      -----
Interest rate spread                                       3.00%      2.33%
                                                          =====      =====
Net yield on average interest earning assets               3.70%      3.07%
                                                          =====      =====


(1) For the purposes of these computations, nonaccruing loans are included in the average loan amounts.

PROVISION FOR LOAN LOSSES
-------------------------

The Company maintains an allowance for credit losses to cover anticipated losses for loans held on balance sheet. The allowance for loan losses is increased by charging the provision for loan losses and decreased by actual losses on the loans held on balance sheet or by the reduction of the amount of loans held on balance sheet and expected losses. The Company believes that the allowance for loan losses is currently adequate to absorb potential losses in the on balance sheet portfolio. For the three months ended March 31, 1999, the provision for loan losses totaled $12.2 million compared with $6.4 million for the same period in 1998. The increase for the three months ended March 31, 1999 compared with the same period a year earlier is the result of an increased level of automobile loans held on balance sheet compared with a year earlier and because the Company may be holding a greater percentage of automobile loans on the balance sheet.

NONINTEREST INCOME
------------------

Noninterest income totaled $59.2 million for the first quarter of 1999 compared with $30.3 million for the same period a year earlier. The increase is due to higher automobile lending and mortgage banking income.

Automobile Lending

The Company originates and sells automobile loans in the asset-backed market with servicing rights retained. Income from automobile lending includes gain from the sale of loans, as well as loan servicing income, net of amortization of RISA, and other related income such as document fees and late charges. For the three months ended March 31, 1999, automobile lending generated income of $52.6 million compared with $25.3 million for the same period of 1998.

During the three months ended March 31, 1999, net gain from sale of automobile loans totalled $24.6 million compared with $8.3 million for the same period of 1998. Gain on sale as a percent of contracts securitized increased to 2.5% for the first quarter of 1999 compared with 1.6% for the same period a year earlier. The higher gain on sale for the first quarter is the result of a $475 million increase in the amount of contracts securitized for the first quarter compared with the same period a year earlier as well as improving net spreads after estimated credit losses.

Loan servicing and retained interest income totaled $18.7 million for the three months ended March 31, 1999, compared with $7.8 million for the comparable period of 1998 due to higher retained interest income resulting from lower losses and a higher level of securitized contracts. The Company serviced $4.0 billion of automobile loans for others at March 31, 1999 compared with $3.5 billion at March 31, 1998.

Total automobile lending income for the three months ended March 31, 1999 and 1998 is summarized as follows:

                                                            THREE MONTHS
                                                          ENDED MARCH 31,
                                                       ---------------------
                                                         1999        1998
                                                       -------     ---------
                                                       (DOLLARS IN THOUSANDS)
Gain on sale of automobile loans                       $24,623     $ 8,270
Loan servicing income and retained interest income      18,722       7,839
Other fee income                                         9,245       9,183
                                                       -------     -------
                                                       $52,590     $25,292
                                                       =======     =======

Mortgage Banking

The Company originates mortgage loans for sale in the secondary market. Mortgage banking operations include gains and losses on the sale of loans, loan servicing income net of amortization of capitalized servicing rights and other income (primarily late charges). During the three months ended March 31, 1999, mortgage banking income totaled $3.7 million compared with a loss of $0.6 million for the same period of 1998. The Company's mortgage banking results reflect the impact of the Company's decision to shift from originating prime mortgage products that were sold primarily on a servicing retained basis to originating sub-prime mortgage products that are sold on a whole loan servicing released basis, and the Company's decision to sell substantially all of its mortgage servicing rights.

Mortgage banking income for the three months ended March 31, 1999 and 1998 is summarized as follows:

                                        THREE MONTHS
                                       ENDED MARCH 31,
                                   ----------------------
                                     1999         1998
                                   -------      -------
                                   (DOLLARS IN THOUSANDS)
Gain on sale of mortgage loans     $ 1,692      $ 1,960
Loan servicing income (loss)         1,714       (3,229)
Other fee income                       298          682
                                   -------      -------
                                   $ 3,704      $  (587)
                                   =======      =======


NONINTEREST EXPENSE
-------------------

Noninterest expense consists of salaries and associate benefits, occupancy, data processing expense, insurance, and other miscellaneous expenses. Noninterest expense decreased to $57.4 million for the three months ended March 31, 1999 compared with $73.6 million for the same period in 1998. The decrease is due to a $10.5 million restructuring charge related to the restructuring of the Company's automobile lending business in 1998 and a decrease of $4.2 million in salaries and associate benefits, as the Company continues to experience the positive impact of its restructuring programs initiated last year. The ratio of noninterest expenses to average serviced assets was 3.3% for the three months ended March 31, 1999 compared with 4.2% for the same period in 1998.

INCOME TAXES
------------

The effective tax rate for the three months ended March 31, 1999 was 42.3% compared with 41.2% for the same period in 1998.

                         CAPITAL RESOURCES AND LIQUIDITY

OVERVIEW

The Company requires substantial capital resources to support its business. The primary cash requirements related to operating activities include (i) amounts needed to purchase loans or investment securities, (ii) amounts paid to brokers and dealers, (iii) securitization costs, and (iv) principal and interest advances to trusts. WFS also uses significant amounts of cash for operating expenditures. Sources available to the Company include (i) retail and commercial deposits, (ii) loan sales or securitizations, (iii) collection of principal and interest from loans and investment securities, (iv) other borrowing sources. These sources provide the Company the liquidity needed to fund its operations.

PRINCIPAL USES OF CASH

Acquisition of Loans or Investment Securities

The most significant cash flow requirement for the Company is the acquisition of loans or investment securities. Total loan originations for the Company for the three months ended March 31, 1999 was $931 million compared with $1.6 billion in the same period in the prior year. The Company purchased $641 million of total investment securities during the first quarter of 1999 compared with $226 million for the same period in 1998.

Amounts Paid to Brokers and Dealers

The Company is not a retail based operation. The Company acquires automobile loans through its relationships with franchised new and independent used car dealers. The Company pays an up-front dealer participation to the originating dealer for most automobile loans purchased. Participation paid by the Company to dealers during the first three months ended March 31, 1999 was $20.1 million compared with $17.2 million for the same period a year earlier. The Company acquires its mortgage loans primarily through relationships with real estate brokers and agents that assists property buyers, homebuilders and thrifts.

Advances to Fund Spread Account

The Company is required to maintain spread accounts related to automobile securitizations. At the time a securitization transaction closes, the Company is required to advance monies to initially fund spread accounts. The Company funds these spread accounts by foregoing receipt of excess cash flow until these accounts exceed predetermined levels. The amounts due from trusts at March 31, 1999, including initial advances not yet returned, was $379 million compared with $333 million at December 31, 1998.

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

Deposits

The Company attracts both short-term and long-term deposits from the general public, commercial enterprises and institutions by offering a variety of accounts and rates. The Company offers regular passbook accounts, various money market accounts, demand deposit accounts, fixed interest rate certificates with varying maturities and individual retirement accounts. In 1999, the retail banking division continued its strategy to lower overall cost of funds. This strategy involved becoming the primary bank for its customers by providing checking accounts, money market accounts, ATMs, debit cards, overdraft protection and alternative investments (primarily mutual funds and annuities). The Company's deposits are obtained primarily from the areas surrounding its banking offices in California.

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

Securitizations

The primary source of funds used by the Company for automobile loans is the sale of such products through asset-backed securities in the secondary markets. The Company has regularly securitized automobile loans through underwritten public sales of securities since 1985. Although the underlying interest costs associated with the securitizations fluctuate, they are primarily market driven and not necessarily related to the operations of the Company. The Company expects to continue to utilize securitization transactions as part of its liquidity strategy when the appropriate market conditions exist. During the first quarter of 1999, the Company securitized $1.0 billion of automobile loans compared with $525 million for the same period of 1998.

The primary source of funds used by the Company for mortgage loans is the sale of such products. Historically, the Company has been active in the secondary market, it has sold FHA and VA loans, as well as other conforming and non-conforming loans to FNMA, FHLMC, and other established conduits. As part of the Company's focus of originating sub-prime mortgage, the Company will continue to sell all its originations on a whole-loan, servicing released basis. During the three months ended March 31, 1999, the Company sold $377 million of mortgage loans through the secondary markets compared with $820 million during the same period a year earlier.

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

Subordinated Capital Debentures

In 1993 and 1997, the Company, through the Bank, issued $125 million of 8.5% and $150 million of 8.875% Subordinated Capital Debentures due 2003 and 2007, respectively, of which $240 million is currently outstanding. In addition to being a funding source, the Bank is permitted to include these Debentures, subject to regulatory limitations, in supplementary capital for purposes of determining compliance with risk-based capital requirements.

CAPITAL REQUIREMENTS

The Bank, a federally chartered savings bank, is subject to certain minimum capital requirements imposed by the Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FDICIA separates all financial institutions into one of five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." In order to be considered "well capitalized," an institution must have a total risk-based capital ratio of 10% or greater, a Tier 1 (i.e., core) risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater and not be subject to any OTS order. The Bank currently meets all of the requirements of a "well capitalized" institution. Its regulatory capital position at March 31, 1999 for this purpose, was as follows:

The following table reconciles the Bank's capital in accordance with generally accepted accounting principles ("GAAP") to the Bank's tangible, core and risk-based capital as of March 31, 1999 and December 31, 1998.

                                                                          TIER 1
                                               TANGIBLE      CORE        RISK-BASED    RISK-BASED
                                               CAPITAL      CAPITAL        CAPITAL      CAPITAL
                                               -------      -------      ----------    ----------
MARCH 31, 1999                                               (DOLLARS IN THOUSANDS)
--------------
Actual Capital:
  Amount                                      $356,426      $356,426      $356,426      $597,389
  Capital ratio                                   9.08%         9.08%         6.61%        11.07%
FIRREA minimum required capital:
  Amount                                      $ 58,860      $117,721           N/A      $431,609
  Capital ratio                                   1.50%         3.00%          N/A          8.00%
  Excess                                      $297,566      $238,705           N/A      $165,780
FDICIA well capitalized required capital:
  Amount                                           N/A      $196,201      $323,706      $539,511
  Capital ratio                                    N/A          5.00%         6.00%        10.00%
  Excess                                           N/A      $160,225      $ 32,720      $ 57,878

DECEMBER 31, 1998
-----------------
Actual Capital:
  Amount                                      $345,427      $345,427      $345,427      $604,552
  Capital ratio                                   9.02%         9.02%         6.42%        11.23%
FIRREA minimum required capital:
  Amount                                      $ 57,464      $114,929           N/A      $430,112
  Capital ratio                                   1.50%         3.00%          N/A          8.00%
  Excess                                      $287,963      $230,498           N/A      $174,440
FDICIA well capitalized required capital:
  Amount                                           N/A      $191,548      $322,584      $537,640
  Capital ratio                                    N/A          5.00%         6.00%        10.00%
  Excess                                           N/A      $153,879      $ 22,843      $ 66,912

The following table reconciles the Bank's capital in accordance with generally accepted accounting principles ("GAAP") to the Bank's tangible, core and risk-based capital as of March 31, 1999 and December 31, 1998.

                                                   MARCH 31,    DECEMBER 31,
                                                     1999           1998
                                                  ----------    ------------
                                                    (DOLLARS IN THOUSANDS)

Bank shareholder's equity-GAAP basis              $ 341,363      $ 332,951
Adjustments for tangible and core capital:
  Unrealized gains under SFAS 115                    (2,013)        (3,693)
  Non-permissible activities (1)                     (4,718)        (4,811)
  Disallowed capitalized servicing rights              (930)          (877)
  Minority interest in equity of subsidiaries        22,724         21,857
                                                  ---------      ---------
Total tangible and core capital                     356,426        345,427
Adjustments for risk-based capital:
  Subordinated debentures (2)                       199,109        224,844
  General loan valuation allowance (3)               41,854         34,281
                                                  ---------      ---------
  Risk-based capital                              $ 597,389      $ 604,552
                                                  =========      =========

-----------------
(1)   Does not include minority interest in joint venture subsidiaries.
(2)   Maximum includable is 40% of risk-based capital and excludes issue costs.
(3)   Limited to 1.25% of risk-weighted assets.

YEAR 2000
---------
During 1997, the Company began a formal risk evaluation of potential Year 2000 issues. The Year 2000 issue arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail and create erroneous results. The outcome of the risk evaluation was the formation of a Year 2000 Committee that consists of officers and employees of the Company. In addition, there is a committee that consists of directors that provide oversight and direction to the Year 2000 Committee. The purpose of this committee is to assess all risks, analyze current systems, coordinate upgrades and replacements, and report current and projected status of all known Year 2000 compliance issues.

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

The Company, in phase one, identified Year 2000 issues and created a plan. In phase two, the Company took inventory of the systems and programs affected by the Year 2000 issues. In the third and fourth phases, the Company will test for Year 2000 compliance. The Company has completed phases one through three and is currently in the fourth and fifth phases of its Year 2000 plan. Phase four, in which the Company tests for Year 2000 compliance, is anticipated to be completed by May 31, 1999. The final phase implements the tested Year 2000 compliant system. The final phase has begun and is now estimated to be completed by June 30, 1999.

The Company's replacement or remedied costs for Year 2000 compliance issues expense is estimated at approximately $1.8 million, which the Company will expense as incurred. This estimated cost consists primarily of software upgrades that include new features which are combined with Year 2000 corrections. The Company's inception to date Year 2000 cost in approximately $1.1 million.

Due to the uncertainty by the electrical utility industry regarding becoming Year 2000 compliant, the Company estimates that the worst case Year 2000 scenario would be a possible discontinuance of electrical power. In the event of an electrical power failure, the Company has the capability to run its information systems at its servicing locations on diesel powered generators. There is no guarantee, however, that all issues will be foreseen and corrected, or that no material disruption of our business will occur.

FORWARD-LOOKING STATEMENTS

The preceding Management Discussion and Analysis of Financial Condition and Results of Operations section contains several "forward-looking" statements. Forward-looking statements are those which use words such as "believe", "expect", "anticipate", "intend", "plan", "may", "will", "should", "estimate", "continue" or other comparable expressions. Theses words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many risks and uncertainties which could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks and uncertainties we face are:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Credit risk and interest rate risk are the primary risks facing the Company. The Company relies upon loan review and an adequate loan loss reserve in order to address credit risk

The Company's Asset/Liability committee is responsible for the management of interest rate risk. This committee closely monitors interest rate risk and recommends policy for managing this risk. The primary measurement tool for evaluating this risk is the use of interest rate shock analysis. This analysis simulates the effects of an instantaneous and sustained change in interest rates (in increments of 100 basis points) on the Company's assets and liabilities and measures the resulting increase or decrease to the net present value ("NPV") of the Company's assets and liabilities. Another important measurement of the Company's interest rate risk is its "GAP". GAP is defined as the difference between the amount of interest sensitive assets that reprice versus the amount of interest-sensitive liabilities that also reprice within a defined period of time. For the Company, more interest rate sensitive liabilities than assets are repricing in the shorter maturity buckets and more interest rate sensitive assets then liabilities are repricing in the longer maturity buckets. The following table summarizes the maturity GAP position of the Company at March 31, 1999.

                       Interest Rate Sensitivity Analysis
                                at March 31, 1999

                                                                                         3 YEARS
                                          WITHIN          3 MONTHS       1 YEAR TO         TO            AFTER 5
                                         3 MONTHS         TO 1 YEAR       3 YEARS        5 YEARS          YEARS            TOTAL
                                         --------         ---------      ---------       --------        -------           -----
                                                                           (DOLLARS IN THOUSANDS)
Interest earning assets:
Investment securities                                  $    25,214     $    40,342     $    10,680     $     1,387     $    77,623
Other investments                       $   216,170            718                                                         216,888
Mortgage-backed securities                  210,715        276,725         479,406         251,071         297,241       1,515,158
Consumer loans (1)                           47,836        147,569         269,305         148,697           6,166         619,573
Mortgage loans:
  Adjustable rate (2)                       522,474        119,728                                                         642,202
  Fixed rate (2)                              2,354          9,446          17,967          10,797          15,206          55,770
Construction (2)                             10,253                                                                         10,253
Commercial                                   49,230          3,627             957             480              57          54,351
                                        -----------    -----------     -----------     -----------     -----------       ---------
Total interest earning assets             1,059,032        583,027         807,977         421,725         320,057       3,191,818

Interest bearing liabilities:
Deposits:
  Savings accounts (3)                        2,847          7,701           4,499                                          15,047
  Money market deposit
    accounts (3)                             30,951        132,538         243,887                                         407,376
  Certificate of deposit accounts (4)       508,736        986,358          98,762          38,456                       1,632,312
Securities sold under agreements
  to repurchase                             482,911                                                                        482,911
FHLB advances (4)                                                            6,500                           2,823           9,323
Subordinated debentures                                                                     81,739         147,250         228,989
Other borrowings (4)                         15,281                                                          2,793          18,074
                                        -----------    -----------     -----------     -----------     -----------     -----------
Total interest bearing liabilities        1,040,726      1,126,597         353,648         120,195         152,866       2,794,032
                                        -----------    -----------     -----------     -----------     -----------     -----------
Excess interest earning assets
  (liabilities)                              18,306       (543,570)        454,329         301,530         167,191         397,786
Effect of hedging activities                795,000       (100,000)       (100,000)       (165,000)       (430,000)
                                        -----------    -----------     -----------     -----------     -----------     -----------
Hedged excess (deficit)                 $   813,306    $  (643,570)    $   354,329     $   136,530     $  (262,809)    $   397,786
                                        ===========    ===========     ===========     ===========     ===========     ===========

Cumulative excess                       $   813,306    $   169,736     $   524,065     $   660,595     $   397,786     $   397,786
                                        ===========    ===========     ===========     ===========     ===========     ===========

Cumulative excess as a
  percentage of total interest
  earning assets                              25.48%          5.32%          16.42%          20.70%          12.46%          12.46%


---------------------

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

PART II.  OTHER INFORMATION
---------------------------

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

               None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               On April 27, 1999, the Company held its annual shareholders' meeting. There were 26,475,090 shares of the Company's common stock issued, outstanding and entitled to vote as of the record date, March 8, 1999, and a total of 16,089,321 share (61%) were represented at the meeting in person or by proxy. The following summarizes vote results of proposals submitted to the Company's shareholders.

               1. Proposal to elect directors, each for a two-year term.

                                            FOR              Withheld
                                            ---              --------
                Howard C. Reese          16,307,594           51,727
                Charles E. Scribner      16,050,963           38,358
                Robert T. Barnum         16,050,963           38,358
                Roy A. Henderson         16,050,963           38,358

               2. Proposal to approve the adoption of the Amended and Restated
                  1991 Stock Option Plan

                      FOR            AGAINST          WITHHELD
                      ---            -------          --------
                  14,798,279        1,284,193           6,849

               2. Proposal to ratify the appointment of Ernest & Young LLP as independent auditors for the fiscal year ending December 31, 1999

                     FOR             AGAINST          WITHHELD
                     ---             -------          --------
                  16,072,305          12,981            4,035


ITEM 5.        OTHER INFORMATION

               None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)   EXHIBITS

                     Exhibit 27  Financial Data Schedule

               (b)   REPORTS ON FORM 8-K

                     A report on Form 8-K was filed on April 9, 1999 by the Company to announce three executive promotions. Joy Schaefer, Chief Operating Officer of Westcorp, Vice Chairman, Chief Executive Officer of WFS Financial and Chief Operating Officer of Western Financial Bank was appointed to the position of President of Westcorp. In addition, James E. Tecca, former Executive Vice President and head of the Commercial Banking Group, was promoted to President of Western Financial Bank. Thomas Wolfe, former Executive Vice President and National Production Manager of WFS, was promoted to President and Chief Operating Officer of WFS.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WESTCORP
-------------------------------------------------------------------------------
                                  (Registrant)


 Date: May 14, 1999                      By: /s/ JOY SCHAEFER
       ------------------------              --------------------------------
                                             Joy Schaefer
                                             President and Chief Operating
                                             Officer


 Date: May 14, 1999                                By:/s/ LEE A. WHATCOTT
       ------------------------              --------------------------------
                                             Lee A. Whatcott
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT
INDEX          DESCRIPTION
-------        -----------

  27         Financial Data Schedule