Form 10-Q
period 1999-06-30
WESTCORP /CA/
filed 1999-08-10
CIK 813461

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


                                       OR


         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________ to _________


                         COMMISSION FILE NUMBER 33-13646


                                    WESTCORP
            --------------------------------------------------------
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


                                 (949) 727-1000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]

As of July 31, 1999, the registrant had 26,481,904 outstanding shares of common stock, $1.00 par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 36.

                            WESTCORP AND SUBSIDIARIES

                                    FORM 10-Q

                                  JUNE 30, 1999

                                TABLE OF CONTENTS

                                 --------------


                                                                                             Page No.
                                                                                             --------
PART I.  FINANCIAL INFORMATION

   Item 1.        Financial Statements

                  Consolidated Statements of Financial Condition at
                  June 30, 1999 and December 31, 1998                                            3

                  Consolidated Statements of Operations for the Three and
                  Six Months Ended June 30, 1999 and 1998                                        4

                  Consolidated Statements of Changes in Shareholders' Equity at
                  June 30, 1999 and December 31, 1998                                            5

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 1999 and 1998                                        6

                  Notes to Unaudited Consolidated Financial Statements                           7

   Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                           15

   Item 3.        Quantitative and Qualitative Disclosure about Market Risk                     33


PART II. OTHER INFORMATION

   Item 1.        Legal Proceedings                                                             35

   Item 2.        Changes in Securities                                                         35

   Item 3.        Defaults Upon Senior Securities                                               35

   Item 4.        Submission of Matters to a Vote of Security Holders                           35

   Item 5.        Other Information                                                             35

   Item 6.        Exhibits and Reports on Form 8-K                                              35

SIGNATURES                                                                                      36

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                            WESTCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)



                                                                           JUNE 30,        DECEMBER 31,
                                                                             1999             1998
                                                                         -----------       -----------
                                                                             (DOLLARS IN THOUSANDS)
ASSETS
Cash                                                                     $    15,042       $   114,375
Interest bearing deposits with other financial institutions                   35,718               515
Other short-term investments                                                 374,970            22,864
                                                                         -----------       -----------
    Cash and due from banks                                                  425,730           137,754
Investment securities available for sale                                       2,132            77,796
Mortgage-backed securities available for sale                              1,535,136           980,044
Loans receivable                                                             741,257           835,754
Loans held for sale                                                        1,420,936         1,157,079
Allowance for loan losses                                                    (48,717)          (37,660)
                                                                         -----------       -----------
    Net loans receivable                                                   2,113,476         1,955,173
Amounts due from trusts                                                      354,654           332,732
Retained interests in securitized assets                                     164,891           171,230
Premises and equipment, net                                                   89,659            86,417
Other assets                                                                  88,491            91,674
                                                                         -----------       -----------
                                                                         $ 4,774,169       $ 3,832,820
                                                                         ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                                                 $ 2,076,933       $ 2,178,735
Securities sold under agreements to repurchase                             1,036,205           265,644
Federal Home Loan Bank advances                                              431,292           160,853
Amounts held on behalf of trustee                                            550,664           528,092
Short-term borrowings                                                         40,222            14,427
Other liabilities                                                             64,349            94,311
                                                                         -----------       -----------
                                                                           4,199,665         3,242,062

SUBORDINATED DEBENTURES                                                      215,963           239,856
MINORITY INTERESTS                                                            24,256            21,857
SHAREHOLDERS' EQUITY
     Common stock, par value $1.00 per share; authorized 45,000,000 shares issued and outstanding 26,479,527 shares in 1999 and
     26,474,814 shares in 1998                                                26,480            26,475
Paid-in capital                                                              188,961           188,739
Retained earnings                                                            129,607           110,138
Accumulated other comprehensive (loss) income, net of tax                    (10,763)            3,693
                                                                         -----------       -----------
                                                                             334,285           329,045
                                                                         -----------       -----------
                                                                         $ 4,774,169       $ 3,832,820
                                                                         ===========       ===========



-------------------------
See accompanying notes to unaudited consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                          JUNE 30,                        JUNE 30,
                                                                ---------------------------    ---------------------------
                                                                    1999            1998           1999           1998
                                                                ------------   ------------    ------------   ------------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income:
     Loans, including fees                                      $     51,986   $     44,160    $     91,498   $     89,137
     Mortgage-backed securities                                       23,065         16,436          39,502         32,531
     Investment securities                                               218          1,736           1,347          3,446
     Other                                                             2,651          2,169           6,643          4,433
                                                                ------------   ------------    ------------   ------------
TOTAL INTEREST INCOME                                                 77,920         64,501         138,990        129,547
Interest expense:
     Deposits                                                         25,351         27,079          51,244         54,211
     Federal Home Loan Bank advances and other borrowings              6,801          7,644          11,273         16,341
     Securities sold under agreements to repurchase                    7,692          4,292          10,941          8,618
                                                                ------------   ------------    ------------   ------------
TOTAL INTEREST EXPENSE                                                39,844         39,015          73,458         79,170
                                                                ------------   ------------    ------------   ------------
NET INTEREST INCOME                                                   38,076         25,486          65,532         50,377
Provision for loan losses                                              4,355          2,402          16,512          8,790
                                                                ------------   ------------    ------------   ------------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                        33,721         23,084          49,020         41,587
Noninterest  income:
     Automobile lending                                               38,785         28,921          91,375         54,213
     Mortgage banking                                                    659          4,697           4,363          4,110
     Investment and mortgage-backed securities gains (losses)            971             (4)          1,273          2,544
     Insurance income                                                  1,364          1,275           3,052          2,770
     Miscellaneous                                                     3,150          3,296           3,733          4,188
                                                                ------------   ------------    ------------   ------------
TOTAL NONINTEREST INCOME                                              44,929         38,185         103,796         67,825
Noninterest expenses:
     Salaries and employee benefits                                   31,873         33,227          65,807         71,336
     Credit and collections                                            5,126          5,320          11,335         10,239
     Occupancy                                                         3,284          3,545           6,091          7,403
     Data processing                                                   3,683          3,487           7,082          7,208
     Telephone                                                         1,665          2,850           3,371          5,495
     Restructuring charge                                                                                           10,500
     Miscellaneous                                                     9,222         11,611          18,234         20,759
                                                                ------------   ------------    ------------   ------------
TOTAL NONINTEREST EXPENSES                                            54,853         60,040         111,920        132,940
                                                                ------------   ------------    ------------   ------------
INCOME (LOSS) BEFORE INCOME TAXES                                     23,797          1,229          40,896        (23,528)
Income taxes (benefit)                                                10,075            550          17,308         (9,842)
                                                                ------------   ------------    ------------   ------------
INCOME (LOSS) BEFORE MINORITY INTEREST                                13,722            679          23,588        (13,686)
Minority interest in earnings (losses) of subsidiaries                 1,584             61           3,090         (2,101)
                                                                ------------   ------------    ------------   ------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                               12,138            618          20,498        (11,585)
Extraordinary gain from early extinguishment of debt
     (Net of income taxes of $436 and $1,172, respectively)              639                          1,618
                                                                ------------   ------------    ------------   ------------
NET INCOME (LOSS)                                               $     12,777   $        618    $     22,116   $    (11,585)
                                                                ============   ============    ============   ============
NET INCOME (LOSS) PER COMMON SHARE - BASIC
     Income before extraordinary item                           $       0.46   $       0.02    $       0.78   $      (0.44)
     Extraordinary item                                                 0.02                           0.06
                                                                ------------   ------------    ------------   ------------
     Net income (loss)                                          $       0.48   $       0.02    $       0.84   $      (0.44)
                                                                ============   ============    ============   ============
NET INCOME (LOSS) PER COMMON SHARE - DILUTED
     Income before extraordinary item                           $       0.46   $       0.02    $       0.77   $      (0.44)
     Extraordinary item                                                 0.02                           0.06
                                                                ------------   ------------    ------------   ------------
     Net income (loss)                                          $       0.48   $       0.02    $       0.83   $      (0.44)
                                                                ============   ============    ============   ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
     BASIC                                                        26,476,326     26,340,041      26,475,664     26,314,379
     DILUTED                                                      26,495,313     26,415,423      26,488,436     26,314,379



---------------------
See accompanying notes to unaudited consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                                                   ACCUMULATED
                                                                                                      OTHER
                                                                                                  COMPREHENSIVE
                                                                 COMMON    PAID-IN     RETAINED    INCOME (LOSS)
                                                    SHARES       STOCK     CAPITAL     EARNINGS     NET OF TAX      TOTAL
                                                  ----------    -------    --------    ---------  --------------  ---------
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE DECEMBER 31, 1997                         26,278,593    $26,279    $185,187    $ 131,427     $  5,858     $ 348,751
    Net loss                                                                             (14,697)                   (14,697)
    Accumulated other comprehensive
       income, net of tax(1)
        Gross unrealized gain                                                                           2,021         2,021
        Less: Reclassification adjustment for
        losses (gains) included in net income                                                          (4,186)       (4,186)
                                                                                                                  ---------
     Comprehensive loss                                                                                             (16,862)
    Stock options exercised                          118,905        119         891                                   1,010
    Stock issued                                      77,316         77       1,135                                   1,212
    Cash dividends                                                                        (6,592)                    (6,592)
    Purchase of subsidiary stock                                              1,526                                   1,526
                                                  ----------    -------    --------    ---------     --------     ---------
BALANCE DECEMBER 31, 1998                         26,474,814    $26,475    $188,739    $ 110,138     $  3,693     $ 329,045

    Net income                                                                            22,116                     22,116
    Accumulated other comprehensive
       income, net of tax(1)
        Gross unrealized loss                                                                         (13,594)      (13,594)
        Less: Reclassification adjustment for
         losses (gains) included in net income                                                           (862)         (862)
                                                                                                                  ---------
     Comprehensive income                                                                                             7,660
    Stock options exercised                            4,713          5                                                   5
    Cash dividends                                                                        (2,647)                    (2,647)
    Purchase of subsidiary stock                                                222                                     222
                                                  ----------    -------    --------    ---------     --------     ---------
BALANCE JUNE 30, 1999                             26,479,527    $26,480    $188,961    $ 129,607     $(10,763)    $ 334,285
                                                  ==========    =======    ========    =========     ========     =========


(1) The pre-tax increases in accumulated other comprehensive income (loss) were $23.4 million and $3.9 million for the six month period ended June 30, 1999 and for the year ended December 31, 1998, respectively.








---------------------
See accompanying notes to unaudited consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                  -----------------------------
                                                                                      1999             1998
                                                                                  -----------       -----------
                                                                                      (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)                                                                 $    22,116       $   (11,585)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
     Provision for loan losses                                                         16,512             8,790
     Depreciation and amortization                                                      8,688            19,343
     Amortization of retained interest in securitized assets                           53,138            57,103
     Loss on the disposal of assets                                                     7,753             6,677
     Gain on sale of loans and other assets                                           (30,317)          (30,403)
     Minority interest in income (loss) of consolidated subsidiaries                    3,090            (2,101)
     Extraordinary gain from extinguishment of debt                                    (2,790)
     (Increase) decrease in assets:
       Origination of loans                                                        (1,948,975)       (2,984,214)
       Proceeds from sale of loans                                                  1,422,360         2,929,171
       Other changes in loans                                                         374,989           330,113
       Other changes in capitalized servicing rights                                                    (17,764)
       Disposition of real estate owned                                                 5,888            10,059
       Other assets                                                                     9,959            12,437
      (Decrease) increase in other liabilities                                        (30,654)          101,319
                                                                                  -----------       -----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                   (88,243)          428,945
INVESTING ACTIVITIES
Investment securities available for sale:
     Purchases                                                                            (41)             (312)
     Proceeds from sale                                                                75,470
     Proceeds from maturities                                                              36             5,034
Mortgage-backed securities available for sale:
     Purchases                                                                       (841,747)         (330,726)
     Proceeds from sale                                                               109,726           121,336
     Payments received                                                                152,503            80,481
Additions to premises and equipment                                                   (14,259)           (9,860)
Purchases of FHLB stock                                                                  (774)           (4,573)
Proceeds of FHLB stock                                                                  2,634
Increase in amounts due from trusts                                                   (21,922)          (31,629)
Increase in retained interest in securitized assets                                   (49,961)          (55,058)
                                                                                  -----------       -----------
NET CASH USED IN INVESTING ACTIVITIES                                                (588,335)         (225,307)
FINANCING ACTIVITIES
Decrease in deposits                                                                 (101,802)           (6,234)
Increase (decrease) in securities sold under agreements to repurchase                 770,561              (269)
Increase (decrease) in FHLB advances, net                                             270,439               (60)
Increase (decrease) in short-term borrowings                                           25,795          (171,483)
Increase in amounts held on behalf of trustee                                          22,572            19,968
Decrease in subordinated debentures                                                   (20,591)
Proceeds from issuance of common stock                                                      5                95
Purchase of subsidiary common stock                                                       222               574
Cash dividends                                                                         (2,647)           (3,945)
                                                                                  -----------       -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   964,554          (161,354)
                                                                                  -----------       -----------
INCREASE IN CASH AND CASH EQUIVALENTS                                                 287,976            42,284
Cash and equivalents at beginning of period                                           137,754           171,130
                                                                                  -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $   425,730       $   213,414
                                                                                  ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest                                                                          $    75,527       $    78,786
Income taxes                                                                           29,224             1,757

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:
Acquisition of real estate acquired through foreclosure                           $     3,495       $     7,154
Loans to facilitate the sale of real estate owned                                                            67



-----------------------
See accompanying notes to unaudited consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION
The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1998 included in the Westcorp (the "Company") Form 10-K.

Certain amounts from the 1998 consolidated financial statement amounts have been reclassified to conform to the 1999 presentation.

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"). This Statement defers for one year the effective date of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). These statements provide guidance for the way public enterprises report information about derivatives and hedging in annual financial statements and in interim financial reports. The derivatives and hedging disclosure is required for financial statements of all fiscal quarters of all fiscal years
beginning after June 15, 2   . These Statements will require the Company to
recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company is in the process of evaluating the effect that SFAS 137, if any, will have on the earnings and financial position of the Company.

NOTE 2 - INVESTMENT SECURITIES AVAILABLE FOR SALE Investment securities available for sale were as follows:

                                                        JUNE 30, 1999
                                         ------------------------------------------------
                                                        GROSS        GROSS
                                         AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                            COST         GAIN         LOSS         VALUE
                                         ---------    ----------   ----------      ------
                                                      (DOLLARS IN THOUSANDS)
Obligations of states and political
   subdivisions                            $1,510        $ 20        $    5        $1,525
Other                                         607                                     607
                                           ------        ----        ------        ------
                                           $2,117        $ 20        $    5        $2,132
                                           ======        ====        ======        ======

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                                                                     DECEMBER 31, 1998
                                               -------------------------------------------------------------
                                                                 GROSS            GROSS
                                                AMORTIZED      UNREALIZED       UNREALIZED           FAIR
                                                   COST           GAIN             LOSS              VALUE
                                               ----------        -------        ----------        ----------
                                                                   (DOLLARS IN THOUSANDS)
U.S. Treasury securities and
   obligations of other U.S. Government
   agencies and corporations                   $   74,307        $ 1,285                          $   75,592
Obligations of states and political
   subdivisions                                     1,510             62                               1,572
Other                                                 632                                                632
                                               ----------        -------        ----------        ----------
                                               $   76,449        $ 1,347                          $   77,796
                                               ==========        =======        ==========        ==========


NOTE 3 - MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE
Mortgage-backed securities available for sale were as follows:

                                                                      JUNE 30, 1998
                                               -------------------------------------------------------------
                                                                 GROSS            GROSS
                                                AMORTIZED      UNREALIZED       UNREALIZED           FAIR
                                                   COST           GAIN             LOSS              VALUE
                                               ----------        -------        ----------        ----------
                                                                   (DOLLARS IN THOUSANDS)
GNMA certificates                              $1,454,838        $14,020        $   30,278        $1,438,580
FNMA participation certificates                    93,034                            1,699            91,335
FHLMC participation certificates                    2,365                               44             2,321
Other                                               2,900                                              2,900
                                               ----------        -------        ----------        ----------
                                               $1,553,137        $14,020        $   32,021        $1,535,136
                                               ==========        =======        ==========        ==========


                                                                     DECEMBER 31, 1998
                                               -------------------------------------------------------------
                                                                 GROSS            GROSS
                                                AMORTIZED      UNREALIZED       UNREALIZED           FAIR
                                                   COST           GAIN             LOSS              VALUE
                                               ----------        -------        ----------        ----------
                                                                   (DOLLARS IN THOUSANDS)
GNMA certificates                              $  858,682        $ 6,261        $    5,316        $  859,627
FNMA participation certificates                   112,351          1,511                20           113,842
FHLMC participation certificates                    3,600             58                               3,658
Other                                               2,917                                              2,917
                                               ----------        -------        ----------        ----------
                                               $  977,550        $ 7,830        $    5,336        $  980,044
                                               ==========        =======        ==========        ==========

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 4 - NET LOANS RECEIVABLE
Net loans receivable consisted of the following:

                                                 JUNE 30,           DECEMBER 31,
                                                   1999                1998
                                               -----------          -----------
                                                     (DOLLARS IN THOUSANDS)
Real Estate:
   Mortgage                                    $   672,684          $   993,649
   Construction                                     16,451               18,345
                                               -----------          -----------
                                                   689,135            1,011,994
   Undisbursed loan proceeds                        (9,371)              (5,057)
                                               -----------          -----------
                                                   679,764            1,006,937
  Consumer:
       Automobile contracts                      1,440,311              923,953
       Other                                        54,026               57,024
       Unearned discounts                          (72,250)             (48,015)
                                               -----------          -----------
                                                 1,422,087              932,962
   Commercial                                       60,342               52,934
                                               -----------          -----------
                                                 2,162,193            1,992,833
Allowance for loan losses                          (48,717)             (37,660)
                                               -----------          -----------
                                               $ 2,113,476          $ 1,955,173
                                               ===========          ===========

Loans held for sale:
       Mortgage                                $    74,697          $   309,013
       Consumer                                  1,346,239              848,066
                                               -----------          -----------
                                               $ 1,420,936          $ 1,157,079
                                               ===========          ===========

Loans serviced by the Company for the benefit of others totalled approximately $4.8 billion and $5.1 billion at June 30, 1999 and December 31, 1998, respectively. These amounts are not included in the unaudited consolidated statements of financial condition.

NOTE 5 - SECURITIZED ASSETS AND CAPITALIZED SERVICING RIGHTS
Retained interest in securitized assets ("RISA") capitalized upon securitization of contracts represent the present value of the estimated future earnings to be received by the Company from the excess spread created in securitization transactions. Excess spread is calculated by taking the difference between the coupon rate of the contracts sold and the interest rate paid to the investors less contractually specified servicing and guarantor fees.

Prepayment and credit loss assumptions are utilized to project future earnings and are based upon historical experience. Credit losses are estimated using a cumulative loss rate estimated by management to reduce the likelihood of asset impairment. All assumptions used are evaluated each quarter and adjusted, if appropriate, to reflect actual performance of the contracts.

Future earnings are discounted at a rate management believes to be representative of the market at the time of securitization. The balance of the RISA is amortized against actual excess spread income earned on a monthly basis over the expected repayment life of the underlying contracts. RISAs are classified in a manner similar to available for sale securities and as such are marked to market each quarter. Market value changes are calculated

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



by discounting the excess spread using a current market discount rate. Any changes in the market value of the RISA is reported as a separate component of shareholders' equity as an unrealized gain or loss, net of applicable taxes.

The Company retains the rights to service all contracts it securitizes. Consumer servicing rights assets ("CSR") represent the present value of the estimated future earnings to be received from servicing securitized contracts. These earnings are calculated by estimating future servicing revenues, including contractually specified servicing fee, late charges, other ancillary income, and float benefit and netting them against the actual cost to service contracts. The Company has not capitalized any servicing rights related to its sale of automobile contracts as of June 30, 1999.

The following table presents the activity of the RISA.

                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                      JUNE 30,                    JUNE 30,
                                              -----------------------     -----------------------
                                                 1999          1998          1999          1998
                                              ---------     ---------     ---------     ---------
                                                            (DOLLARS IN THOUSANDS)
Balance at beginning of period                $ 189,929     $ 177,307     $ 171,230     $ 181,177
Additions                                                      31,670        49,961        55,058
Amortization                                    (23,832)      (29,908)      (53,138)      (57,103)
Changes in accumulated other comprehensive
   income (loss)                                 (1,206)                     (3,162)          (63)
                                              ---------     ---------     ---------     ---------
Balance at end of period                      $ 164,891     $ 179,069     $ 164,891     $ 179,069
                                              =========     =========     =========     =========

At the time of securitization, the Company utilizes prepayment speed, net credit loss and discount rate assumptions to initially compute the value of the RISA. These assumptions may change periodically based on actual performance or other factors. During 1999 and 1998, the Company utilized prepayment rates of 1.6% ABS in computing RISA. Original cumulative net credit loss assumptions utilized for 1999 and 1998 securitization transactions ranged from 6% to 7%. The Company used a discount rate during 1999 and 1998 of 425 basis points over the two-year Treasury rate at the time of securitization in discounting future earnings.

The following table presents the estimated future undiscounted retained interest earnings to be received from securitizations. Estimated future undiscounted RISA earnings are calculated by taking the difference between the coupon rate of the contracts sold and the certificate rate paid to the investors, less the contractually specified servicing fee and guarantor fees, after giving effect to estimated prepayments and assuming no losses. To arrive at the RISA, this amount is reduced by the off balance sheet allowance established for potential future losses and by discounting to present value.

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



The following table sets forth the components of the RISA:

                                                                        JUNE 30,         DECEMBER 31,
                                                                          1999               1998
                                                                      -----------        -----------
                                                                          (DOLLARS IN THOUSANDS)
Estimated net undiscounted RISA earnings                              $   345,123        $   361,209
Off balance sheet allowance for  losses                                  (159,392)          (170,664)
Discount to present value                                                 (20,840)           (19,315)
                                                                      -----------        -----------
Retained interest in securitized assets                               $   164,891        $   171,230
                                                                      ===========        ===========

Outstanding balance of contracts sold through securitizations         $ 3,465,173        $ 3,491,452
Off balance sheet allowance for losses as a percent of contracts
  sold through securitizations                                               4.60%              4.89%


The Company believes that the off balance sheet allowance for losses is currently adequate to absorb potential losses in the sold portfolio.

CAPITALIZED SERVICING RIGHTS

Capitalized servicing rights consisted of the following:

                                                                        JUNE 30,         DECEMBER 31,
                                                                          1999               1998
                                                                      -----------        -----------
                                                                          (DOLLARS IN THOUSANDS)
Purchased mortgage servicing rights                                   $     5,470        $     6,360
Originated mortgage servicing rights                                        8,047              6,136
Impairment allowance for mortgage servicing rights                         (5,258)            (3,723)
                                                                      -----------        -----------
                                                                      $     8,259        $     8,773
                                                                      ===========        ===========

CSR assets represent an allocation of the cost basis of loans sold between the CSR and the loans based upon their relative fair value at the date the loans are originated or purchased. The fair value of CSR is calculated by estimating future servicing revenues, including servicing fees, late charges, other ancillary income, and float benefit, less the actual cost to service loans.

The Company did not capitalize servicing rights in the three months ended June 30, 1999. The Company did capitalize servicing rights totalling $1.5 million for the six months ended June 30, 1999, compared with $6.5 million and $15.3 million for the three and six months ended 1998. The decline in CSR is the result of the Company's decision in the fourth quarter of 1998 to shift from originating prime mortgage products that was sold primarily on a servicing retained basis to originating sub-prime mortgage products that are sold on a whole loan servicing released basis. The mortgage servicing rights are included in capitalized servicing rights and the amortization is a component of mortgage banking income in non-interest income.

The fair value of the CSR was $8.3 million and $8.8 million at June 30, 1999 and December 31, 1998, respectively. Fair value was determined based on the present value of estimated future earnings. Significant assumptions were based upon prepayment, default, servicing cost and discount rate. For the purpose of estimated fair value, CSR are stratified on the basis of loan type, loan coupon and loan term.

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



CSR are evaluated for impairment based on the excess of the carrying amount of the CSR over their fair value.

Amortization of capitalized servicing rights is reflected as a component of mortgage banking income in non-interest income. Amortization expense for the three and six months ended June 30, 1999 was $1.0 million and $2.0 million, compared with $3.8 million and $8.7 million for the same periods a year earlier.

NOTE 6 - DIVIDENDS
On April 27, 1999, the Company declared a cash dividend of $0.05 per share which was paid on May 24, 1999. On July 27, 1999, the Company declared a cash dividend of $0.05 per share for shareholders of record as of August 10, 1999 payable August 23, 1999.

NOTE 7 - EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common share outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share is arrived at by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options.

The following table sets forth the computation of basic and diluted earnings per share:

                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                JUNE 30,                     JUNE 30,
                                      --------------------------    ---------------------------
                                          1999           1998           1999           1998
                                      -----------    -----------    -----------    ------------
                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BASIC
Net income (loss)                     $    12,777    $       618    $    22,116    $    (11,585)
Average common shares outstanding      26,476,326     26,340,041     26,475,664      26,314,379
Net income (loss) per common share    $      0.48    $      0.02    $      0.84    $      (0.44)

DILUTED
Net income (loss)                     $    12,777    $       618    $    22,116    $    (11,585)
Average common shares outstanding      26,476,326     26,340,041     26,475,664      26,314,379
Stock option adjustment                    18,987         75,382         12,772
Average common shares outstanding      26,495,313     26,415,423     26,488,436      26,314,379
Net income per common share           $      0.48    $      0.02    $      0.83    $      (0.44)

Options to purchase 591,924 shares of common stock ranging from $9.06 to $18.69 per share respectively were outstanding at June 30, 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common share, and therefore, the effect would be antidilutive. Options to purchase 503,200 shares of common stock ranging from $16.00 to $22.75 at June 30, 1998 were not included in the computation of diluted earnings per share because the Company experienced a loss from operations.

                            WESTCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 8 - BUSINESS SEGMENT DATA
In addition to its principal operations in banking, the Company conducts a significant amount of automobile lending as presented below:

                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                     JUNE 30,                      JUNE 30,
                                           ---------------------------     -----------------------
                                               1999            1998          1999           1998
                                           -----------     -----------     ---------     ---------
                                                            (DOLLARS IN THOUSANDS)
Revenues:
  Automobile lending
      Net interest income                  $    27,434     $    13,911     $  45,091     $  25,931
      Total other income                        39,753          29,587        96,749        55,098
                                           -----------     -----------     ---------     ---------
          Total automobile lending         $    67,187     $    43,498     $ 141,840     $  81,029
                                           ===========     ===========     =========     =========
  Banking operations
      Net interest income                  $    11,522     $    12,332     $  22,274     $  26,226
      Total other income                         3,060           6,500         3,835         8,372
                                           -----------     -----------     ---------     ---------
          Total banking operations         $    14,582     $    18,832     $  26,109     $  34,598
                                           ===========     ===========     =========     =========
  Other operations
      Net interest income                  $      (880)    $      (757)    $  (1,833)    $  (1,780)
      Total other income                         2,116           2,098         3,212         4,355
                                           -----------     -----------     ---------     ---------
          Total other operations                 1,236           1,341         1,379         2,575
                                           -----------     -----------     ---------     ---------
Total revenues                             $    83,005     $    63,671     $ 169,328     $ 118,202
                                           ===========     ===========     =========     =========
Depreciation
  Automobile lending                       $     1,619     $     2,094     $   3,194     $   4,307
  Banking operations                                83             109           165           234
  Other operations                                 593             994         1,268         1,942
                                           -----------     -----------     ---------     ---------
   Consolidated total depreciation         $     2,295     $     3,197     $   4,627     $   6,483
                                           ===========     ===========     =========     =========
Segment profit or loss
  Automobile lending                       $    21,009     $       526     $  41,010     $ (22,542)
  Banking operations                             3,372           1,510         1,262           730
  Other operations                                (584)           (807)       (1,376)       (1,716)
                                           -----------     -----------     ---------     ---------
   Consolidated operating income (loss)    $    23,797     $     1,229     $  40,896     $ (23,528)
                                           ===========     ===========     =========     =========

                                             JUNE 30,      DECEMBER 31,
                                               1999            1998
                                           -----------     -----------
Segment assets
  Automobile lending                       $ 1,948,468     $ 1,444,340
  Banking operations                         2,765,158       2,219,870
  Other operations                              60,543         168,610
                                           -----------     -----------
   Consolidated total assets               $ 4,774,169     $ 3,832,820
                                           ===========     ===========

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

NOTE 9 - EXTRAORDINARY GAIN

During the six months ended June 30, 1999, the Company has acquired $24.6 million of its subordinated debentures and subsequently retired these debentures. As a result of these early retirements, the Company recorded an extraordinary gain of $1.6 million net of taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                               FINANCIAL CONDITION

Total assets increased $941 million or 24.6% to $4.7 billion at June 30, 1999 from $3.8 billion at December 31, 1998. This increase is primarily the result of an increase in mortgage-backed securities available for sale and loans held for sale.

LOANS

Loans (including loans held for sale), net of unearned discounts and undisbursed loan proceeds, increased $169 million or 8.5% from $2.0 billion at December 31, 1998 to $2.2 billion at June 30, 1999. The increase is due to the timing of the securitization of automobile loans. The Company has retained the servicing on automobile contracts sold and receives a servicing fee therefrom. Included in the portfolio are loans held for sale of which $74.7 million are mortgage loans secured primarily by single family residences and $1.4 billion of which are contracts secured by automobiles.

Automobile contracts purchased increased $154 million or 21% to $874 million for the second quarter of 1999 compared with $720 million for the same period a year earlier. For the six months ended June 30, 1999, automobile contracts purchased increased $301 million or 23% to $1.6 billion compared with $1.3 billion a year ago. Prime quality originations represented approximately 71% of total automobile contracts purchased during 1999 compared with 68% for all of 1998. As a result of higher automobile contracts purchased, the Company's portfolio of serviced automobile contracts reached $4.8 billion at June 30, 1999, up from $4.4 billion at December 31, 1998.

Real estate originations decreased to $72.0 million and $200 million for the three and six months ended June 30, 1999 compared with $663 million and $1.6 billion for the same respective periods in 1998. The decline is the result of the Company's increased focus on sub-prime mortgage products while de-emphasizing prime and non-agency mortgage products. The focus on sub-prime mortgage products is designed to generate wider margins and more fee revenues than prime mortgage products and at a lower overall cost. The Company sold $45.4 million and $422 million of mortgage loans for the three and six months ended June 30, 1999 compared with $924 million and $1.7 billion for the same respective periods in 1998.

Commercial originations increased to $71.4 million and $119 million for the three and six months ended June 30, 1999 compared with $26.7 million and $45.8 for the same respective periods in 1998. The Company had outstanding commercial loans of $60.3 million at June 30, 1999 compared with $52.9 million at December 31, 1998. Though the Company continues to focus on expanding its commercial banking operations, it is not a significant source of revenue.

                                                      THREE MONTHS ENDED JUNE 30,
                           ---------------------------------------------------------------------------------
                                           1999                                         1998
                           --------------------------------------     --------------------------------------
                            MORTGAGE    COMMERCIAL      CONSUMER       MORTGAGE      COMMERCIAL    CONSUMER
                           ---------    ----------    -----------     -----------    ----------    ---------
                                                        (DOLLARS IN THOUSANDS)
Beginning balance          $ 708,225     $ 46,260     $   627,664     $ 1,538,837     $ 38,229     $ 345,847
Originations(1)               71,980       71,425         874,364         662,941       26,669       720,041
Sales(2)                     (45,417)                                    (924,440)                  (660,000)
Principal reductions(3)      (55,024)     (57,343)        (79,941)        (93,833)     (21,971)      (23,335)
                           ---------     --------     -----------     -----------     --------     ---------
Ending balance             $ 679,764     $ 60,342     $ 1,422,087     $ 1,183,505     $ 42,927     $ 382,553
                           =========     ========     ===========     ===========     ========     =========

                                                        THREE MONTHS ENDED JUNE 30,
                            --------------------------------------------------------------------------------------
                                               1999                                        1998
                            -----------------------------------------     ----------------------------------------
                              MORTGAGE      COMMERCIAL     CONSUMER         MORTGAGE     COMMERCIAL     CONSUMER
                            -----------     ----------    -----------     -----------    ----------    -----------
                                                            (DOLLARS IN THOUSANDS)
Beginning balance           $ 1,006,937     $  52,934     $   932,962     $ 1,536,941     $ 37,325     $   298,443
Originations (1)                200,492       118,537       1,629,946       1,609,820       45,810       1,328,584
Sales (2)                      (422,360)                   (1,000,000)     (1,744,171)                  (1,185,000)
Principal reductions (3)       (105,305)     (111,129)       (140,821)       (219,085)     (40,208)        (59,474)
                            -----------     ---------     -----------     -----------     --------     -----------
Ending balance              $   679,764     $  60,342     $ 1,422,087     $ 1,183,505     $ 42,927     $   382,553
                            ===========     =========     ===========     ===========     ========     ===========

(1)  Includes contracts purchased from automobile dealers.
(2)  Loans sold or securitized.
(3)  Includes scheduled payments, prepayments and chargeoffs.

The Company's real estate loan portfolio (including those held for sale) consisted of the following:

                                           JUNE 30, 1999         DECEMBER 31, 1998
                                     -----------------------  -----------------------
                                       AMOUNT            %      AMOUNT            %
                                     ----------       ------  ----------       ------
                                                    (DOLLARS IN THOUSANDS)
Single family residential loans:
    First trust deeds                $  349,637        51.4%  $  617,915        61.4%
    Second trust deeds                    7,667         1.2       27,051         2.6
                                     ----------        -----  ----------       ------
                                        357,304        52.6      644,966        64.0

Multifamily residential loans           299,057        44.0      331,652        32.9
Construction loans                       16,451         2.4       18,345         1.9
Other                                    16,323         2.4       17,031         1.7
                                     ----------       ------  ----------       ------
                                        689,135       101.4    1,011,994       100.5
Less: Undisbursed loan proceeds           9,371         1.4        5,057         0.5
                                     ----------       ------  ----------       ------
                                     $  679,764       100.0%  $1,006,937       100.0%
                                     ==========       ======  ==========       ======


The following table sets forth information on the amount of fixed rate mortgage loans and adjustable rate mortgage loans in the Company's portfolio.

                                           JUNE 30, 1999         DECEMBER 31, 1998
                                     -----------------------  -----------------------
                                       AMOUNT            %      AMOUNT            %
                                     ----------       ------  ----------       ------
                                                    (DOLLARS IN THOUSANDS)
Fixed rate loans                     $   50,865         7.5%  $  280,589        27.9%
Adjustable rate loans:
    Negative amortization               442,457        65.1      514,819        51.1
    Without negative amortization       186,442        27.4      211,529        21.0
                                     ----------       ------  ----------       ------
                                     $  679,764       100.0%  $1,006,937       100.0%
                                     ==========       ======  ==========       ======

The composition of the consumer loan portfolio, all of which is fixed rate, was as follows:

                                           JUNE 30, 1999         DECEMBER 31, 1998
                                     -----------------------  -----------------------
                                       AMOUNT            %      AMOUNT            %
                                     ----------       ------  ----------       ------
                                                    (DOLLARS IN THOUSANDS)
Automobile contracts, net            $1,368,061        96.2%  $  875,938        93.9%
Other                                    54,026         3.8       57,024         6.1
                                     ----------       ------  ----------       ------
                                     $1,422,087       100.0%  $  932,962       100.0%
                                     ==========       ======  ==========       ======

MORTGAGE-BACKED SECURITIES

During the first six months of 1999, the Company purchased $842 million and sold $110 million of mortgage-backed securities ("MBS"). This is part of the Company's continuing strategy to increase net interest income.


ASSET QUALITY

DELINQUENCY
The percent of loans 60 days or more delinquent decreased to 0.6% at June 30, 1999 compared with 0.8% at December 31, 1998. Delinquent loans by type of loan and as a percentage of loans by type are summarized as follows at June 30, 1999 and December 31, 1998:

                                                     JUNE 30, 1999
                                               NUMBER OF DAYS DELINQUENT
                             ----------------------------------------------------------
                                    60-89           90 OR MORE             TOTAL
                             ------------------  ------------------  ------------------
                             AMOUNT          %   AMOUNT         %    AMOUNT         %
                             ------        ----  -------       ----  -------       ----
                                                (DOLLARS IN THOUSANDS)
Single family residential    $2,305        0.6%  $ 5,566       1.5%  $ 7,871       2.2%
Multifamily residential                              192       0.1       192       0.1
Consumer                      2,655        0.2     1,348       0.1     4,003       0.3
                             ------        ----  -------       ----  -------       ----
                             $4,960        0.2%  $ 7,106       0.3%  $12,066       0.6%
                             ======        ====  =======       ====  =======       ====


                                                  DECEMBER 31, 1999
                                               NUMBER OF DAYS DELINQUENT
                             ----------------------------------------------------------
                                    60-89           90 OR MORE             TOTAL
                             ------------------  ------------------  ------------------
                             AMOUNT          %   AMOUNT         %    AMOUNT         %
                             ------        ----  -------       ----  -------       ----
                                                (DOLLARS IN THOUSANDS)
Single family residential    $1,416        0.2%  $ 6,172       1.0%  $ 7,588       1.2%
Multifamily residential                              669       0.2       669       0.2
Consumer                      3,969        0.4     3,174       0.4     7,143       0.8
Construction                    692        5.0       272       2.0       964       6.9
                             ------        ----  -------       ----  -------       ----
                             $6,077        0.3%  $10,287       0.5%  $16,364       0.8%
                             ======        ====  =======       ====  =======       ====

NONPERFORMING ASSETS

Total nonperforming assets ("NPA") decreased to $13.2 million or 0.3% of total assets at June 30, 1999 compared with $16.3 million or 0.4% of total assets at December 31, 1998.

NPAs consist of nonperforming loans ("NPL") and real estate acquired through foreclosure ("REO"). REOs are carried at lower of cost or fair value less estimated disposition costs. NPLs are defined as all loans (other than consumer loans which are charged off at 120 days) on nonaccrual, which include all mortgage and commercial loans 90 days or more past due or impaired loans. When a loan is designated as nonaccrual, all previously accrued but unpaid interest is reversed. Interest on nonperforming loans excluded from interest income decreased to $0.4 million at June 30, 1999 compared with $0.7 million at June 30, 1998.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment based on, among other factors, the fair value of the loan's collateral. At June 30, 1999 impaired loans remained constant at $4.0 million from December 31, 1998.

NONPERFORMING LOANS

Nonperforming loans consisted of the following:

                                                        JUNE 30,       DECEMBER 31,
                                                          1999             1998
                                                        -------        ------------
                                                           (DOLLARS IN THOUSANDS)
Unimpaired loans on nonaccrual                          $ 5,735          $ 8,181
Impaired loans                                            3,975            4,046
                                                        -------          -------
                                                        $ 9,710          $12,227
                                                        =======          =======

Nonperforming loans by loan type consisted of the following:

                                                        JUNE 30,       DECEMBER 31,
                                                          1999             1998
                                                        -------        ------------
                                                           (DOLLARS IN THOUSANDS)
Single family residential loans                         $ 5,051          $ 5,789
Multifamily 5-36 units                                      597            1,082
Multifamily 37+ units                                     3,690            3,755
Other                                                       372            1,601
                                                        -------          -------
                                                        $ 9,710          $12,227
                                                        =======          =======

The migration of nonperforming loans and real estate owned from December 31, 1998 to June 30, 1999 is shown below:

                                                SINGLE
                                                FAMILY     MULTIFAMILY   MULTIFAMILY
                                  TOTAL       1-4 UNITS    5-36 UNITS     37+ UNITS   CONSTRUCTION
                                --------      ---------    -----------   -----------     -------
                                                     (DOLLARS IN THOUSANDS)
Balance, December 31, 1998      $ 12,227       $ 5,789       $ 1,082       $ 3,755       $ 1,601
New nonperforming loans            6,768         5,971           450                         347
REO                               (2,227)       (1,563)         (653)                        (11)
Cures and payoffs                 (5,855)       (4,996)         (282)          (65)         (512)
Chargeoffs                        (1,203)         (150)                                   (1,053)
                                --------       -------       -------       -------       -------
Balance, June 30, 1999          $  9,710       $ 5,051       $   597       $ 3,690       $   372
                                ========       =======       =======       =======       =======

                                                SINGLE
                                                FAMILY     MULTIFAMILY   MULTIFAMILY
                                  TOTAL       1-4 UNITS    5-36 UNITS     37+ UNITS   CONSTRUCTION
                                --------      ---------    -----------   -----------     -------
                                                     (DOLLARS IN THOUSANDS)
Balance, December 31, 1998      $  4,861       $ 3,747       $ 1,114
New REO                            3,014         2,361           653
Sales                             (4,904)       (3,856)       (1,048)
Writedowns                           481           500           (19)
                                --------       -------       -------       -------       -------
Balance, June 30, 1999          $  3,452       $ 2,752       $   700
                                ========       =======       =======       =======       =======

Assets secured by single family residential properties comprised the largest portion of nonperforming assets although no single loan or series of such loans predominate. At June 30, 1999, $5.1 million or 52% of NPLs and $2.8 million or 80% of REOs were secured by single family residential properties. The Company had an allowance for real estate losses of $784 thousand at June 30, 1999 and December 31, 1998 respectively.

ALLOWANCE FOR LOAN AND REAL ESTATE LOSSES

Consistent with loan value, loan sales, losses, non-accrual loans and other relevant factors, the Company increased its allowance for loan losses to $48.7 million at June 30, 1999 compared with $37.7 million at December 31, 1998. The allowance for the loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the loan portfolio.

The following table presents summarized data relative to the allowance for loan losses:

                                                                            JUNE 30,        DECEMBER 31,
                                                                             1999               1998
                                                                         ------------       ------------
                                                                               (DOLLARS IN THOUSANDS)
Total loans (1)                                                          $  2,162,193       $  1,992,833
Allowance for loan losses                                                      48,717             37,660
Allowance for real estate losses                                                  784                784
Loans past due 60 days or more                                                 12,066             17,364
Nonperforming loans                                                             9,710             12,227
Nonperforming assets (2)                                                       13,163             16,304
Allowance for loan losses as a percent of:
    Total loans (1)                                                               2.3%               1.9%
    Loans past due 60 days or more                                              403.8%             216.9%
    Nonperforming loans                                                         501.7%             308.0%
Total allowance for loan losses and real estate losses as a percent
   of nonperforming assets                                                      376.1%             235.8%
Nonperforming loans as a percent of total loans                                   0.4%               0.6%
Nonperforming assets as a percent of total assets                                 0.3%               0.4%

--------------
(1)  Loans, net of unearned discounts and undisbursed loan proceeds.
(2)  Nonperforming loans and real estate owned.

The following table sets forth the activity in the allowance for loan losses:

                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                    JUNE 30,                       JUNE 30,
                                           ------------------------        ------------------------
                                             1999            1998            1999            1998
                                           --------        --------        --------        --------
                                                            (DOLLARS IN THOUSANDS)
Balance at beginning of period             $ 45,097        $ 36,245        $ 37,660        $ 33,834
Chargeoffs:
    Mortgage loans                           (1,036)           (939)         (2,009)         (2,138)
    Consumer loans                           (3,431)         (3,109)         (8,954)         (6,542)
                                           --------        --------        --------        --------
                                             (4,467)         (4,048)        (10,963)         (8,680)
Recoveries:
    Mortgage loans                            1,819               4           1,841              19
    Consumer loans                            1,913           1,144           3,667           1,784
                                           --------        --------        --------        --------
                                              3,732           1,148           5,508           1,803
                                           --------        --------        --------        --------
Net chargeoffs                                 (735)         (2,900)         (5,455)         (6,877)
Provision for loan losses                     4,355           2,402          16,512           8,790
                                           --------        --------        --------        --------
Balance at end of period                   $ 48,717        $ 35,747        $ 48,717        $ 35,747
                                           ========        ========        ========        ========

Ratio of net chargeoffs during period
    to average loans outstanding
    during the period (annualized)             0.17%           0.63%           0.69%           0.72%
                                           ========        ========        ========        ========


                              RESULTS OF OPERATIONS

SUMMARY

The Company reported net income of $12.8 million or $0.48 per diluted share and $22.1 million or $0.83 per diluted share for the three and six months ended June 30, 1999. This compares with net income of $0.6 million or $0.02 per diluted share and net losses of $11.6 million or $0.44 per diluted share for the comparable periods of 1998. The improvement in this quarter's results was primarily the result of lower credit losses on automobile contracts. Credit loss experience on automobile contracts for the second quarter of 1999 declined 148 basis points to 1.6% of average serviced automobile contracts compared with 3.1% a year ago. For the six months ended June 30, 1999, credit loss experience on automobile contracts was 2.1% compared with 3.4% for the same period a year earlier. Lower credit losses are reflected in automobile lending income. Improvement in noninterest expenses is the result of the Company's restructuring initiative implemented last year.

NET INTEREST INCOME

Net interest income for the three and six months ended June 30, 1999 was $38.1 million and $65.5 million compared with $25.5 million and $50.4 million for the same respective periods a year earlier.

Interest rates for interest earning assets and liabilities for the three and six months ended June 30, 1999 and 1998 are summarized as follows:

                                                         THREE MONTHS ENDED   SIX MONTHS ENDED
                                                               JUNE 30,            JUNE 30,
                                                          ----------------    ----------------
                                                           1999      1998      1999      1998
                                                          ------    ------    ------    ------
                                                          YIELD/    YIELD/    YIELD/    YIELD/
                                                          RATE      RATE      RATE      RATE
                                                          ------    ------    ------    ------
Interest  earning assets:
    Investment securities                                 5.26%     5.44%     5.34%     5.46%
    Mortgage-backed securities                            6.09      6.73      6.08      6.83
    Other investments                                     4.80      5.87      4.91      5.72
Loans:
    Consumer                                             15.02     15.99     15.37     15.82
    Mortgage(1)                                           7.36      7.56      7.31      7.53
    Commercial                                            8.41      8.47      8.19      8.58
                                                          -----     -----     -----     -----
Total interest earning assets                             8.89      8.38      8.62      8.28
Interest bearing liabilities:
    Deposits                                              4.81      5.27      4.86      5.31
    Subordinated debentures                               8.98      8.94      8.94      8.94
    Securities sold under agreements to repurchase        4.98      5.63      4.99      5.81
    FHLB advances and other borrowings                    5.51      8.62      5.84      7.67
                                                          -----     -----     -----     -----
Total interest bearing liabilities                        5.23      5.77      5.26      5.81
                                                          -----     -----     -----     -----
Interest rate spread                                      3.66%     2.61%     3.36%     2.47%
                                                          =====     =====     =====     =====
Net yield on average interest earning assets              4.36%     3.27%     4.05%     3.17%
                                                          =====     =====     =====     =====

-----------------
(1) For the purposes of these computations, non-accruing loans are included in the average loan amounts.

The increase in interest rate spread for the three and six months ended June 30, 1999 compared with the same respective periods a year earlier is the result of higher yield on interest earning assets as the Company holds a greater percentage of automobile contracts on the balance sheet and lower cost of funds as the Company continues to increase the amount of its core deposits generated from commercial and retail deposit accounts.

PROVISION FOR LOAN LOSSES

The Company maintains an allowance for credit losses to cover anticipated losses for loans held on balance sheet. The allowance for loan losses is increased by charging the provision for loan losses and decreased by actual losses on the loans held on balance sheet or by the reduction of the amount of loans held on balance sheet and expected losses. The Company believes that the allowance for loan losses is currently adequate to absorb potential losses in the on balance sheet portfolio. For the three and six months ended June 30, 1999, the provision for loan losses totaled $4.4 million and $16.5 million compared with $2.4 million and $8.8 million for the same respective periods in 1998. The increase is the result of a higher level of automobile contracts held on the balance sheet.

NONINTEREST INCOME

For the three and six months ended June 30, 1999, noninterest income totaled $44.9 million and $104 million compared with $38.2 million and $67.8 million for the same respective periods in 1998. The increase is due to higher automobile lending income.

Automobile Lending

The Company originates and sells automobile contracts in the asset-backed market with servicing rights retained. Income from automobile lending includes gain from the sale of contracts, as well as servicing income, net of amortization of RISA, and other related income such as document fees and late charges. For the three and six months ended June 30, 1999 automobile lending generated income of $38.8 million and $91.4 million compared with $28.9 million and $54.2 million for the same respective periods of 1998.

The Company did not record a gain on sale of automobile contracts in the second quarter as a result of not executing a securitization transaction compared with a gain of $10.9 million in the second quarter of 1998. For the six months ended June 30, 1999, gain on sale was $24.6 million compared with $19.1 million for the same period of 1998. The Company completed a securitization transaction totaling $1.0 billion subsequent to the end of the second quarter.

Loan servicing and retained interest income totaled $28.9 million and $47.6 million for the three and six months ended June 30, 1999, compared with $9.6 million and $17.4 million for the comparable periods of 1998. The increase is due to higher retained interest income resulting from lower credit losses and a higher level of securitized contracts.

Total automobile lending income for the three and six months ended June 30, 1999 and 1998 is summarized as follows:

                                                        THREE MONTHS              SIX MONTHS
                                                       ENDED JUNE 30,            ENDED JUNE 30,
                                                   --------------------      --------------------
                                                    1999         1998         1999         1998
                                                   -------      -------      -------      -------
                                                  (DOLLARS IN THOUSANDS)    (DOLLARS IN THOUSANDS)
Gain on sale of automobile contracts               $            $10,863      $24,623      $19,133
Servicing income and retained interest income       28,867        9,605       47,589       17,445
Other fee income                                     9,918        8,453       19,163       17,635
                                                   -------      -------      -------      -------
                                                   $38,785      $28,921      $91,375      $54,213
                                                   =======      =======      =======      =======

Mortgage Banking

The Company originates mortgage loans for sale in the secondary market. Mortgage banking operations include gains and losses on the sale of loans, loan servicing income net of amortization of capitalized servicing rights and other income (primarily late charges). During the three and six months ended June 30, 1999, mortgage banking income totaled $0.7 million and $4.4 million compared with $4.7 million and $4.1 million for the same respective periods in 1998. The Company's mortgage banking results reflect the impact of the Company's decision to shift from originating prime mortgage products that were sold primarily on a servicing retained basis to originating sub-prime mortgage products that are sold on a whole loan servicing released basis, and the Company's decision to sell substantially all of its mortgage servicing rights.

Mortgage banking income for the three and six months ended June 30, 1999 and 1998 is summarized as follows:

                                           THREE MONTHS          SIX MONTHS
                                          ENDED JUNE 30,        ENDED JUNE 30,
                                        -----------------     -----------------
                                         1999      1998        1999      1998
                                        ------    -------     ------    -------
                                                (DOLLARS IN THOUSANDS)
Gain on sale of mortgage loans          $  369    $ 4,349     $2,061    $ 6,309
Loan servicing income (loss)                44       (269)     1,758     (3,499)
Other fee income                           246        617        544      1,300
                                        ------    -------     ------    -------
                                        $  659    $ 4,697     $4,363    $ 4,110
                                        ======    =======     ======    =======

NONINTEREST EXPENSE

Total noninterest expenses declined as the Company continued to experience the positive impact of its restructuring programs as well as other operating efficiencies achieved last year. Total noninterest expenses declined $5.2 million to $54.9 million for the second quarter of 1999 compared with $60.0 million for the same period a year ago. For the six months ended June 30, 1999, total noninterest expenses declined $21.0 million to $112 million compared with $133 million for the same period a year earlier.

INCOME TAXES

The effective tax rate for the six months ended June 30, 1999 and 1998 remained constant at 42%.

PRO-FORMA STATEMENTS OF OPERATIONS

Under generally accepted accounting principles ("GAAP"), the Company's securitization transactions have been treated as sales. At the time of sale, in accordance with SFAS 125, the Company records a gain equal to the present value of the estimated future earnings from the portfolio of contracts sold. Net interest earned on such contracts and fees earned for servicing the loan portfolios are recognized over the life of the securitization transaction as contractual servicing and retained interest income and other fee income. Under SFAS 125, income recognition is effectively accelerated through the recognition of a gain at the time of sale while the ultimate realization of such income remains dependent on the actual performance, over time, of the loans that were securitized.

The following pro-forma statements of operations present the Company's results under the assumption that the securitization transactions are treated as financings as opposed to sales. Management believes that such a presentation is an important performance measure of the Company's operations. If treated as financings, no gain on sale or subsequent contractual servicing and retained interest income is recognized. Instead, the earnings of the contracts in the trusts and the related financing costs are reflected over the life of the underlying pool of loans. Management refers to these pro-forma results as "portfolio based" statements of operations. Management monitors the periodic "portfolio based" earnings of the Company's managed contract portfolio and believes these "portfolio based" statements assist in a better understanding of the Company's business.

The following tables presents the "portfolio based" statements of operations and a reconciliation to net income (loss) as reflected in the Company's consolidated statements of operations.

                            WESTCORP AND SUBSIDIARIES
                    "PORTFOLIO BASED" STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                JUNE 30,               JUNE 30,
                                                         --------------------    ---------------------
                                                           1999        1998        1999        1998
                                                         --------    --------    --------    ---------
                                                                     (Dollars in thousands)
Interest income                                          $194,441    $177,994    $377,514    $ 352,632
Interest expense                                          100,566      98,912     195,764      197,128
                                                         --------    --------    --------    ---------
Net interest income                                        93,875      79,082     181,750      155,504

Provision for loan losses (1)                              22,301      34,658      54,642       80,752
                                                         --------    --------    --------    ---------

Net interest income after provision for loan losses        71,574      44,424     127,108       74,752

Noninterest income                                         16,062      17,717      31,583       31,248
Noninterest expense                                        56,416      61,716     115,196      136,044
                                                         --------    --------    --------    ---------

Income (loss) before income taxes                          31,220         425      43,495      (30,044)
Income taxes (benefit)(2)                                  13,217         190      18,408      (12,568)
                                                         --------    --------    --------    ---------

Income (loss) before minority interest                     18,003         235      25,087      (17,476)
Minority interest in earnings (losses)                      1,584          61       3,090       (2,101)
                                                         --------    --------    --------    ---------

Income (loss) before extraordinary item                    16,419         174      21,997      (15,375)
Extraordinary gain from early extinguishment of debt          639                   1,618
                                                         --------    --------    --------    ---------
"Portfolio based" net income (loss)                      $ 17,058    $    174    $ 23,615    $ (15,375)
                                                         ========    ========    ========    =========

"Portfolio based" net income (loss)
per common share - diluted                               $   0.64    $   0.01    $   0.89    $   (0.58)
                                                         ========    ========    ========    =========

(1) Provision for loan losses is based upon actual chargeoffs and growth in the servicing portfolio for the respective period.
(2) Such tax effect is based upon the Company's tax rate for the respective period.

                           WESTCORP AND SUBSIDIARIES
    RECONCILIATION OF GAAP BASIS NET INCOME TO "PORTFOLIO BASED" NET INCOME
                                  (UNAUDITED)


                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                               JUNE 30,                 JUNE 30,
                                       ---------------------     -----------------------
                                         1999         1998          1999          1998
                                       --------     --------     ---------     ---------
                                                    (DOLLARS IN THOUSANDS)
GAAP net income (loss)                 $ 12,777     $    618     $  22,116     $ (11,585)

"Portfolio based" adjustments:
    Gain on sales of  contracts                      (10,863)      (24,623)      (19,133)
    Retained interest income            (18,084)        (319)      (25,580)          429
    Contractual servicing income        (10,784)      (9,286)      (22,009)      (17,874)
    Net interest income                  55,800       53,596       116,218       105,128
    Provision for credit losses         (17,946)     (32,255)      (38,130)      (71,962)
    Operating expenses                   (1,562)      (1,676)       (3,277)       (3,105)
                                       --------     --------     ---------     ---------
Total "Portfolio based" adjustments       7,424         (803)        2,599        (6,517)

Net tax effect (1)                        3,143         (359)        1,100        (2,727)
                                       --------     --------     ---------     ---------

"Portfolio based" net income (loss)    $ 17,058     $    174     $  23,615     $ (15,375)
                                       ========     ========     =========     =========

(1) Such tax effect is based upon the Company's tax rate for the respective period.


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

PRINCIPAL USES OF CASH

Acquisition of Loans or Investment Securities

The most significant cash flow requirement for the Company is the acquisition of loans or investment securities. Total loan originations for the Company for the six months ended June 30, 1999 was $1.9 billion compared with $3.0 billion in the same period in the prior year. The Company purchased $842 million of investment securities during the six months ended June 30, 1999 compared with $331 million for the same period in 1998. The increase is due to the timing of releases from the spread account.

Amounts Paid to Brokers and Dealers

The Company acquires automobile contracts through its relationships with franchised new and independent used car dealers. The Company pays an up-front dealer participation to the originating dealer for most automobile contracts purchased. Participation paid by the Company to dealers during the three and six months ended June 30, 1999 was $21.9 million and $42.0 million compared with $21.0 million and $38.2 million for the same periods a year earlier. The Company acquires its mortgage loans primarily through relationships with real estate brokers and agents that assists property buyers, homebuilders and thrifts.

Advances to Fund Spread Account

The Company is required to maintain spread accounts related to automobile securitizations. At the time a securitization transaction closes, the Company is required to advance monies to initially fund spread accounts. The Company funds these spread accounts by foregoing receipt of excess cash flow until these accounts exceed predetermined levels. The amounts due from trusts at June 30, 1999, including initial advances not yet returned, was $355 million compared with $333 million at December 31, 1998.

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

Securitizations

The primary source of funds used by the Company for automobile loans is the sale of such products through asset-backed securities in the secondary markets. The Company has regularly securitized automobile loans through underwritten public sales of securities since 1985. Although the underlying interest costs associated with the securitizations fluctuate, they are primarily market driven and not necessarily related to the operations of the Company. The Company expects to continue to utilize securitization transactions as part of its liquidity strategy when the appropriate market conditions exist. The Company did not execute a securitization transaction during the three months ended June 30, 1999 compared with $660 million for the same period a year earlier. The Company securitized $1.0 billion for the six months ended June 30, 1999 compared with $1.2 billion for the same periods in 1998. The Company completed a securitization transaction totaling $1.0 billion subsequent to the end of the second quarter.

The primary source of funds used by the Company for mortgage loans is the sale of such products. Historically, the Company has been active in the secondary market, it has sold FHA and VA loans, as well as other conforming and non-conforming loans to FNMA, FHLMC, and other established conduits. As part of the Company's focus of originating sub-prime mortgage, the Company will continue to sell all its originations on a whole-loan, servicing released basis. During the three months ended March 31, 1999, the Company sold $110 million of mortgage loans through the secondary markets compared with $121 million during the same period a year earlier.

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

Subordinated Capital Debentures

In 1993 and 1997, the Company, through the Bank, issued $125 million of 8.5% and $150 million of 8.875% Subordinated Capital Debentures due 2003 and 2007, respectively, of which $216 million is currently outstanding. In addition to being a funding source, the Bank is permitted to include these Debentures, subject to regulatory limitations, in supplementary capital for purposes of determining compliance with risk-based capital requirements.

CAPITAL REQUIREMENTS

The Bank, a federally chartered savings bank, is subject to certain minimum capital requirements imposed by the Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FDICIA separates all financial institutions into one of five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." In order to be considered "well capitalized," an institution must have a total risk-based capital ratio of 10% or greater, a Tier 1 (i.e., core) risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater and not be subject to any OTS order. The Bank currently meets all of the requirements of a "well capitalized" institution. Its regulatory capital position at June 30, 1999 for this purpose, was as follows:

                                                                                     TIER 1
                                             TANGIBLE      CORE        RISK-BASED  RISK-BASED
                                             CAPITAL      CAPITAL       CAPITAL     CAPITAL
                                             --------     --------     ----------   ----------
                                                           (DOLLARS IN THOUSANDS)
JUNE 30, 1999
Actual Capital:
  Amount                                     $374,556     $374,556     $374,556     $625,209
  Capital ratio                                  7.82%        7.82%        6.58%       10.98%
FIRREA minimum required capital:
  Amount                                     $ 71,862     $143,724          N/A     $455,427
  Capital ratio                                  1.50%        3.00%         N/A         8.00%
  Excess                                     $302,694     $230,832          N/A     $169,782
FDICIA well capitalized required capital:
  Amount                                          N/A     $239,539     $341,570     $569,284
  Capital ratio                                   N/A         5.00%        6.00%       10.00%
  Excess                                          N/A     $135,017     $ 32,986     $ 55,925

DECEMBER 31, 1998
Actual Capital:
  Amount                                     $345,427     $345,427     $345,427     $604,552
  Capital ratio                                  9.02%        9.02%        6.42%       11.23%
FIRREA minimum required capital:
  Amount                                     $ 57,464     $114,929          N/A     $430,112
  Capital ratio                                  1.50%        3.00%         N/A         8.00%
  Excess                                     $287,963     $230,498          N/A     $174,440
FDICIA well capitalized required capital:
  Amount                                          N/A     $191,548     $322,584     $537,640
  Capital ratio                                   N/A         5.00%        6.00%       10.00%
  Excess                                          N/A     $153,879     $ 22,843     $ 66,912

The following table reconciles the Bank's capital in accordance with generally accepted accounting principles ("GAAP") to the Bank's tangible, core and risk-based capital as of June 30, 1999 and December 31, 1998.

                                                       JUNE 30,      DECEMBER 31,
                                                         1999           1998
                                                      ---------      ------------
                                                         (DOLLARS IN THOUSANDS)
Bank shareholder's equity-GAAP basis                  $ 341,923       $ 332,951
Adjustments for tangible and core capital:
  Unrealized gains (losses) under SFAS 115               10,763          (3,693)
  Non-permissible activities (1)                         (1,560)         (4,811)
  Disallowed capitalized servicing rights                  (826)           (877)
  Minority interest in equity of subsidiaries            24,256          21,857
                                                      ---------       ---------
Total tangible and core capital                         374,556         345,427
Adjustments for risk-based capital:
  Subordinated debentures (2)                           205,246         224,844
  General loan valuation allowance (3)                   45,407          34,281
                                                      ---------       ---------
  Risk-based capital                                  $ 625,209       $ 604,552
                                                      =========       =========

(1)  Does not include minority interest in joint venture subsidiaries.
(2) Maximum includable is one-third of risk-based capital and excludes issue costs.
(3)  Limited to 1.25% of risk-weighted assets.

YEAR 2000

The Year 2000 issue arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". This problem is pervasive and complex. If not corrected, the potential impact is that date sensitive calculations would be based on erroneous data or could cause a system failure. This affects all forms of financial accounting (including interest computation, due dates, pensions, personnel benefits, investments, and legal commitments). It can also affect record keeping, such as inventory, maintenance, and file retention. Reliable information is necessary for financial institutions to conduct business.

In July 1997, the Company initiated a five-phase program to address Year 2000 related issues. This included contact with its principal service providers to assess whether their Year 2000 issues will affect the Company and the creation by the Company of a Year 2000 Committee.

The Board of Director's provides oversight and direction to the Year 2000 Committee. The Year 2000 Committee is responsible for assessing all risks, evaluating current systems, which include coordinating system upgrades and replacements, building facility management and Year 2000 status reporting.

BUSINESS RELATIONSHIPS

The Company is engaged in an ongoing due diligence process that includes identifying mission-critical services and products provided by key service providers. The due diligence process includes monitoring procedures to verify that key service providers are taking appropriate Year 2000 action and testing of these services and products within the environment of the Company to the extent possible.

The Company recognizes that its business and operations could be adversely affected if key service providers fail to achieve timely Year 2000 compliance. Although the Company is establishing reasonable safeguards; there is no assurance that all key service providers will adequately address their respective Year 2000 issues.

AWARENESS AND ASSESSMENT PHASES

The Company completed the Awareness and Assessment Phases for its computer systems and Company facilities in 1997 and continues to update its assessment as needed. The Company identified its mission-critical systems, assessed the state of Year 2000 compliance of those systems, and implemented a plan to repair or replace non-compliant systems. The Year 2000 Committee reports monthly to Executive Management and quarterly to the Board of Directors on its Year 2 efforts.

RENOVATION PHASE

The Company identified twelve mission-critical systems that were not Year 2 compliant. Ten of the mission-critical systems are dependent upon third party service providers, with the other two systems residing in-house. By October 30, 1998, the Company completed repairs, upgrades, or replacements of all mission-critical components. In addition, the Company completed the renovation of the less-critical systems on January 7, 1999.

VALIDATION AND IMPLEMENTATION PHASES

By April 21, 1999, the Company completed the systems integration testing between in-house systems and service providers identified as mission-critical. Review and validation of all third party service providers' proxy results for all mission-critical systems were completed by April 22, 1999.

The Company completed the implementation of in-house renovated mission-critical systems by September 30, 1998. The implementation of mission-critical service provider systems was completed by February 26, 1999. The remaining less-critical renovated systems are expected to be implemented by July 30, 1999.

CONTINGENCY PLANS

By June 30, 1999, the Company completed a Year 2000 business resumption plan that is intended to provide alternative potential means for the Company to continue to conduct its core business in the event of unexpected Year 2000-related failures of systems or services. Business resumption planning is a dynamic process, and the Company intends to periodically test its business resumption plan and update it as needed to enhance its effectiveness.

COSTS TO ADDRESS YEAR 2000 ISSUES

The Company incurred direct costs of $0.7 million in 1998 and currently estimates that it will incur additional direct costs of approximately $1.7 million in 1999 to address the Year 2000 issues. This included conducting individual and integrated systems testing, to developing contingency plans, and to monitoring the Year 2000 compliance preparations of the Company's key service providers. The estimated costs include the cost of consultants to supplement Company staff and management assigned to the project. Any potential additional costs to implement contingency plans that address possible Year 2000 failures of third-party systems or Company systems are not included in the estimate. These estimated Year 2000 costs for 1999 have been incorporated into the Company's 1999 operating expense budget. The costs incurred in 1998 did not have a material effect on the Company's net income for 1998, and the Company does not expect the costs currently estimated to be in incurred in 1999 to have a material impact on the Company's net income for 1999.

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

         (5) maintaining the level of operating costs; as an increase in those costs will reduce our net earnings; and

         (6) the Year 2 issues; as a disruption of our collection efforts as a result of Year 2 problems or an increase in our costs to correct Year 2 issues will reduce earnings.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Credit risk and interest rate risk are the primary risks facing the Company. The Company relies upon loan review and an adequate loan loss reserve in order to address credit risk

The Company's Asset/Liability committee is responsible for the management of interest rate risk. This committee closely monitors interest rate risk and recommends policy for managing this risk. The primary measurement tool for evaluating this risk is the use of interest rate shock analysis. This analysis simulates the effects of an instantaneous and sustained change in interest rates (in increments of 100 basis points) on the Company's assets and liabilities and measures the resulting increase or decrease to the net present value ("NPV") of the Company's assets and liabilities. Another important measurement of the Company's interest rate risk is its "GAP". GAP is defined as the difference between the amount of interest sensitive assets that reprice versus the amount of interest-sensitive liabilities that also reprice within a defined period of time. For the Company, more interest rate sensitive liabilities than assets are repricing in the shorter maturity buckets and more interest rate sensitive assets then liabilities are repricing in the longer maturity buckets. The following table summarizes the maturity GAP position of the Company at June 30, 1999.

                       INTEREST RATE SENSITIVITY ANALYSIS
                                  JUNE 30, 1999


                                                                                       3 YEARS
                                          WITHIN        3 MONTHS       1 YEAR TO          TO         AFTER 5
                                         3 MONTHS       TO 1 YEAR       3 YEARS        5 YEARS        YEARS          TOTAL
                                        -----------     ---------     -----------     ---------     ---------     ----------
                                                                       (DOLLARS IN THOUSANDS)
Interest earning assets:
Investment securities                   $       614     $             $               $     131     $   1,387     $    2,132
Other investments                           410,488           200                                                    410,688
Mortgage-backed securities                  200,766       279,070         487,119       258,105       310,076      1,535,136
Consumer loans (1)                           90,955       313,407         619,685       371,523        26,517      1,422,087
Mortgage loans:
  Adjustable rate (2)                       486,491       135,279                                                    621,770
  Fixed rate (2)                              1,296         5,210          10,038         6,529        27,792         50,865
Construction (2)                              7,120                             9                                      7,129
Commercial                                   56,724           661             763           511         1,683         60,342
                                        -----------     ---------     -----------     ---------     ---------     ----------
Total interest earning assets             1,254,454       733,827       1,117,614       636,799       367,455      4,110,149
Interest bearing liabilities:
Deposits:
  Savings accounts (3)                        2,516         6,803           3,974                                     13,293
  Money market deposit
    accounts (3)                             36,079       155,329         278,147                                    469,555
  Certificate of deposit accounts (4)       713,915       722,268          83,797        10,468           101      1,530,549
Securities sold under agreements
  to repurchase                           1,036,205                                                                1,036,205
FHLB advances (4)                           422,000                         6,500                       2,792        431,292
Subordinated debentures                                                                  68,632       147,331        215,963
Other borrowings (4)                         40,222                                                                   40,222
                                        -----------     ---------     -----------     ---------     ---------     ----------
Total interest bearing liabilities        2,250,937       884,400         372,418        79,100       150,224      3,737,079
                                        -----------     ---------     -----------     ---------     ---------     ----------
Excess interest earning assets
  (liabilities)                            (996,483)     (150,573)        745,196       557,699       217,231        373,070
Effect  of hedging activities               764,500                      (165,000)     (100,000)     (499,500)
                                        -----------     ---------     -----------     ---------     ---------     ----------
Hedged excess (deficit)                 $  (231,983)    $(150,573)    $   580,196     $ 457,699     $(282,269)    $  373,070
                                        ===========     =========     ===========     =========     =========     ==========

Cumulative excess                       $  (231,983)    $(382,556)    $   197,640     $ 655,339     $ 373,070     $  373,070
                                        ===========     =========     ===========     =========     =========     ==========
Cumulative excess as a
  percentage of total interest
  earning assets                              (5.64)%       (9.31)%          4.81%        15.94%         9.08%          9.08%

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

           None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    WESTCORP
--------------------------------------------------------------------------------
                                  (Registrant)





Date:  August 10, 1999                By: /s/ JOY SCHAEFER
       -------------------               ---------------------------------------
                                          Joy Schaefer
                                          President and Chief Operating Officer


Date:  August 10, 1999                By: /s/ LEE A. WHATCOTT
       -------------------               ---------------------------------------
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