Form 10-Q
period 1999-09-30
WESTCORP /CA/
filed 1999-11-15
CIK 813461

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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


                                 (949) 727-1002
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

As of October 31, 1999, the registrant had 26,555,457 outstanding shares of common stock, $1.00 par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 34.

                            WESTCORP AND SUBSIDIARIES

                                    FORM 10-Q

                               SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                                 --------------

                                                                            Page No.
                                                                            --------
PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

           Consolidated Statements of Financial Condition at
           September 30, 1999 and December 31, 1998                           3

           Consolidated Statements of Operations for the Three and
           Nine Months Ended September 30, 1999 and 1998                      4

           Consolidated Statements of Changes in Shareholders' Equity at
           September 30, 1999 and December 31, 1998                           5

           Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 1999 and 1998                      6

           Notes to Unaudited Consolidated Financial Statements               7

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               15

   Item 3. Quantitative and Qualitative Disclosure about Market Risk         31

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings                                                 33

   Item 2. Changes in Securities                                             33

   Item 3. Defaults Upon Senior Securities                                   33

   Item 4. Submission of Matters to a Vote of Security Holders               33

   Item 5. Other Information                                                 33

   Item 6. Exhibits and Reports on Form 8-K                                  33

SIGNATURES                                                                   34

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                            WESTCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                              September 30,     December 31,
                                                                                  1999              1998
                                                                               -----------      -----------
                                                                                  (Dollars in thousands)
ASSETS
Cash                                                                           $    14,008      $   114,375
Interest bearing deposits with other financial institutions                            720              515
Other short-term investments                                                       162,000           22,864
                                                                               -----------      -----------
    Cash and due from banks                                                        176,728          137,754
Investment securities available for sale                                             2,135           77,796
Mortgage-backed securities available for sale                                    1,475,283          980,044
Loans receivable                                                                   728,206          835,754
Loans held for sale                                                              1,249,205        1,157,079
Allowance for loan losses                                                          (62,031)         (37,660)
                                                                               -----------      -----------
    Net loans receivable                                                         1,915,380        1,955,173
Amounts due from trusts                                                            419,808          332,732
Retained interests in securitized assets                                           174,472          171,230
Premises and equipment, net                                                         84,401           86,417
Other assets                                                                        79,977           91,674
                                                                               -----------      -----------
                                                                               $ 4,328,184      $ 3,832,820
                                                                               ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                                                       $ 2,253,949      $ 2,178,735
Securities sold under agreements to repurchase                                     256,793          265,644
Amounts held on behalf of trustee                                                  659,406          528,092
Other borrowings                                                                   509,263          160,853
Other liabilities                                                                   72,383          108,738
                                                                               -----------      -----------
                                                                                 3,751,794        3,242,062

SUBORDINATED DEBENTURES                                                            207,167          239,856
MINORITY INTERESTS                                                                  26,214           21,857
SHAREHOLDERS' EQUITY
     Common stock, par value $1.00 per share; authorized 45,000,000 Shares issued and outstanding 26,528,510 shares in 1999 and
     26,474,814 shares in 1998                                                      26,529           26,475
Paid-in capital                                                                    189,188          188,739
Retained earnings                                                                  143,340          110,138
Accumulated other comprehensive (loss) income, net of tax                          (16,048)           3,693
                                                                               -----------      -----------
                                                                                   343,009          329,045
                                                                               -----------      -----------
                                                                               $ 4,328,184      $ 3,832,820
                                                                               ===========      ===========


-------------------------
See accompanying notes to unaudited consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    Three Months Ended            Nine Months Ended
                                                                       September 30,                September 30,
                                                                --------------------------    --------------------------
                                                                   1999           1998           1999           1998
                                                                -----------   ------------    -----------   ------------
                                                                    (Dollars in thousands, except per share amounts)
Interest income:
     Loans, including fees                                      $    47,493   $     49,457    $   139,007   $    138,594
     Mortgage-backed securities                                      23,828         16,725         63,331         49,255
     Investment securities                                              148          1,430          1,495          4,876
     Other                                                            2,056          1,903          8,699          6,337
                                                                -----------   ------------    -----------   ------------
TOTAL INTEREST INCOME                                                73,525         69,515        212,532        199,062
Interest expense:
     Deposits                                                        26,592         26,658         77,836         80,869
     Federal Home Loan Bank advances and other borrowings             4,406          8,876         15,679         25,216
     Securities sold under agreements to repurchase                   4,667          5,058         15,608         13,677
                                                                -----------   ------------    -----------   ------------
TOTAL INTEREST EXPENSE                                               35,665         40,592        109,123        119,762
                                                                -----------   ------------    -----------   ------------
NET INTEREST INCOME                                                  37,860         28,923        103,409         79,300
Provision for loan losses                                            15,924          2,347         32,435         11,137
                                                                -----------   ------------    -----------   ------------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                       21,936         26,576         70,974         68,163
Noninterest  income:
     Automobile lending                                              56,488         20,668        147,847         74,881
     Mortgage banking                                                 3,608          5,065          7,971          9,174
     Investment and mortgage-backed securities gains (losses)            29           (280)         1,303          2,259
     Insurance income                                                 1,777          1,404          4,829          4,174
     Miscellaneous                                                      584            394          4,005          1,996
                                                                -----------   ------------    -----------   ------------
TOTAL NONINTEREST INCOME                                             62,486         27,251        165,955         92,484
Noninterest expenses:
     Salaries and employee benefits                                  34,053         32,608         99,860        103,944
     Credit and collections                                           5,028          5,628         16,363         15,867
     Occupancy                                                        3,179          3,050          9,270         10,453
     Data processing                                                  3,646          3,407         10,728         10,615
     Telephone                                                        1,807          2,468          5,178          7,963
     Miscellaneous                                                    8,314          9,185         26,238         27,352
     Restructuring charge                                                            4,500                        15,000
                                                                -----------   ------------    -----------   ------------
TOTAL NONINTEREST EXPENSES                                           56,027         60,846        167,637        191,194
                                                                -----------   ------------    -----------   ------------
INCOME (LOSS) BEFORE INCOME TAX (BENEFIT)                            28,395         (7,019)        69,292        (30,547)
Income tax (benefit)                                                 11,947         (2,816)        29,255        (12,658)
                                                                -----------   ------------    -----------   ------------
INCOME (LOSS) BEFORE MINORITY INTEREST                               16,448         (4,203)        40,037        (17,889)
Minority interest in earnings (losses) of subsidiaries                1,706           (329)         4,797         (2,430)
                                                                -----------   ------------    -----------   ------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                              14,742         (3,874)        35,240        (15,459)
Extraordinary gain from early extinguishment of debt
     (Net of income taxes of $228 and $1,400, respectively)             315                         1,934
                                                                -----------   ------------    -----------   ------------
NET INCOME (LOSS)                                               $    15,057   $     (3,874)   $    37,174   $    (15,459)
                                                                ===========   ============    ===========   ============
NET INCOME (LOSS) PER COMMON SHARE - BASIC
     Income (loss) before extraordinary item                    $      0.56   $      (0.15)   $      1.33   $      (0.59)
     Extraordinary item                                                0.01                          0.07
                                                                -----------   ------------    -----------   ------------
     Net income (loss)                                          $      0.57   $      (0.15)   $      1.40   $      (0.59)
                                                                ===========   ============    ===========   ============
NET INCOME (LOSS) PER COMMON SHARE - DILUTED
     Income (loss) before extraordinary item                    $      0.56   $      (0.15)   $      1.33   $      (0.59)
     Extraordinary item                                                0.01                          0.07
                                                                -----------   ------------    -----------   ------------
     Net income (loss)                                          $      0.57   $      (0.15)   $      1.40   $      (0.59)
                                                                ===========   ============    ===========   ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
     BASIC                                                       26,491,879     26,418,856     26,481,361     26,344,430
     DILUTED                                                     26,571,240     26,418,856     26,500,860     26,344,430



-------------
See accompanying notes to unaudited consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                               Accumulated
                                                                                                  Other
                                                                                              Comprehensive
                                                             Common     Paid-in    Retained   Income (loss)
                                               Shares        Stock      Capital    Earnings    Net of tax      Total
                                             -----------    --------    --------   --------   -------------   -------
                                                            (Dollars in thousands, except per share amounts)
BALANCE DECEMBER 31, 1997                     26,278,593    $ 26,279    $185,187   $131,427      $  5,858     $348,751
    Net loss                                                                        (14,697)                   (14,697)
    Accumulated other comprehensive
       income, net of tax (1)
        Gross unrealized gain                                                                       2,021        2,021
        Reclassification adjustment for
               losses included in net
               income                                                                              (4,186)      (4,186)
                                                                                                              --------
    Comprehensive loss                                                                                         (16,862)
    Stock options exercised                      118,905         119         891                                 1,010
    Stock issued                                  77,316          77       1,135                                 1,212
    Cash dividends                                                                   (6,592)                    (6,592)
    Purchase of subsidiary stock                                           1,526                                 1,526
                                             -----------    --------    --------   --------      --------     --------
BALANCE DECEMBER 31, 1998                     26,474,814    $ 26,475    $188,739   $110,138      $  3,693     $329,045

    Net income                                                                       37,174                     37,174
    Accumulated other comprehensive
       income, net of tax (1)
        Gross unrealized loss                                                                     (18,879)     (18,879)
        Reclassification adjustment for
              gains included in net income                                                           (862)        (862)
                                                                                                              --------
    Comprehensive income                                                                                        17,433
    Stock options exercised                       53,696          54         227                                   281
    Purchase of subsidiary stock                                             222                                   222
    Cash dividends                                                                   (3,972)                    (3,972)
                                             -----------    --------    --------   --------      --------     --------
BALANCE SEPTEMBER 30, 1999                    26,528,510    $ 26,529    $189,188   $143,340      $(16,048)    $343,009
                                             ===========    ========    ========   ========      ========     ========

(1) The pre-tax increases in accumulated other comprehensive income (loss) were $32.6 million and $3.9 million for the nine month period ended September 30, 1999 and for the year ended December 31, 1998, respectively.



-----------
See accompanying notes to unaudited consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Nine Months Ended September 30,
                                                                      -------------------------------
                                                                           1999           1998
                                                                        -----------    -----------
                                                                          (Dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)                                                       $    37,174    $   (15,459)
Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
     Provision for loan losses                                               32,435         11,137
     Depreciation and amortization                                           12,506         29,862
     Amortization of retained interest in securitized assets                 86,983         81,421
     (Increase) decrease in assets:
       Origination of loans                                              (2,984,114)    (4,350,627)
       Proceeds from sale of loans                                        2,502,034      3,522,083
       Other changes in loans                                               484,327        464,930
       Other assets                                                          14,270          3,371
      Decrease in other liabilities                                         (28,460)       (13,174)
         Other, net                                                          29,683        (29,304)
                                                                        -----------    -----------
NET CASH  PROVIDED BY (USED IN) OPERATING ACTIVITIES                        186,838       (295,760)
INVESTING ACTIVITIES
Investment securities available for sale:
        Purchases                                                              (116)       (44,419)
        Proceeds from sale                                                   75,470         10,460
        Proceeds from maturities                                                 36         81,535
Mortgage-backed securities available for sale:
        Purchases                                                          (844,295)      (382,363)
        Proceeds from sale                                                  109,726        121,406
        Payments received                                                   204,301        127,069
Additions to premises and equipment                                         (19,604)       (14,034)
Increase in amounts due from trusts                                         (87,076)       (17,625)
Increase in retained interest in securitized assets                         (93,541)       (55,058)
Other, net                                                                    1,554         (5,016)
                                                                        -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                      (653,545)      (178,045)
FINANCING ACTIVITIES
Increase in deposits                                                         75,214        129,203
(Decrease) increase in securities sold under agreements to repurchase        (8,851)        56,220
Increase in borrowings                                                      340,076        177,089
Increase in amounts held on behalf of trustee                               131,314         29,426
Decrease in subordinated debentures                                         (28,603)
Cash dividends                                                               (3,972)        (5,267)
Other, net                                                                      503          3,299
                                                                        -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   505,681        389,970
                                                                        -----------    -----------
INCREASE (DECREASE )IN CASH AND CASH EQUIVALENTS                             38,974        (83,835)
Cash and equivalents at beginning of period                                 137,754        171,130
                                                                        -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $   176,728    $    87,295
                                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest                                                                $   113,733    $   123,036
Income taxes                                                                 41,292          1,820

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:
Acquisition of real estate acquired through foreclosure                 $     5,110    $    11,792
Loans to facilitate the sale of real estate owned                                               67



-----------
See accompanying notes to unaudited consolidated financial statements.

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1998 included in the Westcorp (the "Company") Form 10-K.

Certain amounts from the 1998 consolidated financial statement amounts have been reclassified to conform to the 1999 presentation.

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"). This Statement defers for one year the effective date of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). These statements provide guidance for the way public enterprises report information about derivatives and hedging in annual financial statements and in interim financial reports. The derivatives and hedging disclosure is required for financial statements of all fiscal quarters of all fiscal years beginning after June 15, 2000. These Statements will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company is in the process of evaluating the effect that SFAS 137, if any, will have on the earnings and financial position of the Company.

NOTE 2 - INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities available for sale were as follows:

                                                               September 30, 1999
                                            --------------------------------------------------------
                                                              Gross           Gross
                                            Amortized       Unrealized      Unrealized          Fair
                                               Cost            Gain            Loss            Value
                                            ---------       ----------      ----------          ----
                                                              (Dollars in thousands)
Obligations of states and political
   subdivisions                               $1,510           $ 17           $    7           $1,520
Other                                            615                                              615
                                              ------           ----           ------           ------
                                              $2,125           $ 17           $    7           $2,135
                                              ======           ====           ======           ======

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                  December 31, 1998
                                           -------------------------------------------------------------
                                                               Gross             Gross
                                           Amortized         Unrealized        Unrealized          Fair
                                              Cost             Gain               Loss             Value
                                           ---------         ----------        ----------          ----
                                                                (Dollars in thousands)
U.S. Treasury securities and
   obligations of other U.S. Government
   agencies and corporations                $74,307           $ 1,285                             $75,592
Obligations of states and political
   subdivisions                               1,510                62                               1,572
Other                                           632                                                   632
                                            -------           -------           -------           -------
                                            $76,449           $ 1,347                             $77,796
                                            =======           =======           =======           =======


NOTE 3 - MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE Mortgage-backed securities available for sale were as follows:

                                                                    September 30, 1999
                                           ----------------------------------------------------------------------
                                                                 Gross              Gross
                                           Amortized          Unrealized          Unrealized             Fair
                                              Cost               Gain                Loss                Value
                                           ----------           -------           ----------           ----------
                                                                   (Dollars in thousands)
GNMA certificates                          $1,410,001           $18,429           $   43,339           $1,385,091
FNMA participation certificates                87,045                                  1,988               85,057
FHLMC participation certificates                2,274                                     59                2,215
Other                                           2,920                                                       2,920
                                           ----------           -------           ----------           ----------
                                           $1,502,240           $18,429           $   45,386           $1,475,283
                                           ==========           =======           ==========           ==========


                                                                 December 31, 1998
                                          ---------------------------------------------------------------
                                                              Gross             Gross
                                          Amortized         Unrealized        Unrealized            Fair
                                             Cost              Gain              Loss               Value
                                          ---------         ----------        ----------            -----
                                                               (Dollars in thousands)
GNMA certificates                          $858,682           $6,261           $  5,316           $859,627
FNMA participation certificates             112,351            1,511                 20            113,842
FHLMC participation certificates              3,600               58                                 3,658
Other                                         2,917                                                  2,917
                                           --------           ------           --------           --------
                                           $977,550           $7,830           $  5,336           $980,044
                                           ========           ======           ========           ========

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4 - NET LOANS RECEIVABLE

Net loans receivable consisted of the following:

                                 September 30,      December 31,
                                     1999               1998
                                 -------------      ------------
                                     (Dollars in thousands)
Real Estate:
   Mortgage                       $   619,919       $   993,649
   Construction                        16,786            18,345
                                  -----------       -----------
                                      636,705         1,011,994
   Undisbursed loan proceeds          (13,865)           (5,057)
                                  -----------       -----------
                                      622,840         1,006,937
  Consumer:
       Automobile contracts         1,287,262           923,953
       Other                           51,334            57,024
       Unearned discounts             (51,888)          (48,015)
                                  -----------       -----------
                                    1,286,708           932,962
   Commercial                          67,863            52,934
                                  -----------       -----------
                                    1,977,411         1,992,833
Allowance for loan losses             (62,031)          (37,660)
                                  -----------       -----------
                                  $ 1,915,380       $ 1,955,173
                                  ===========       ===========

Loans held for sale:
       Mortgage                   $    42,533       $   309,013
       Consumer                     1,206,672           848,066
                                  -----------       -----------
                                  $ 1,249,205       $ 1,157,079
                                  ===========       ===========

Loans serviced by the Company for the benefit of others totaled approximately $4.1 billion and $5.1 billion at September 30, 1999 and December 31, 1998, respectively. These amounts are not included in the unaudited consolidated statements of financial condition.

NOTE 5 - SECURITIZED ASSETS AND CAPITALIZED SERVICING RIGHTS

Retained interest in securitized assets ("RISA") capitalized upon securitization of contracts represents the present value of the estimated future earnings to be received by the Company from the excess spread created in securitization transactions. Excess spread is calculated by taking the difference between the coupon rate of the contracts sold and the interest rate paid to the investors less contractually specified servicing and guarantor fees.

Prepayment and credit loss assumptions are utilized to project future earnings and are based upon historical experience. Credit losses are estimated using a cumulative loss rate estimated by management to reduce the likelihood of asset impairment. All assumptions used are evaluated each quarter and adjusted, if appropriate, to reflect actual performance of the contracts.

Future earnings are discounted at a rate management believes to be representative of the market at the time of securitization. The balance of the RISA is amortized against actual excess spread income earned on a monthly basis over the expected repayment life of the underlying contracts. RISA is classified in a manner similar to available for sale securities and as such is marked to market each quarter. Market value changes are calculated

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


by discounting the excess spread using a current market discount rate. Any changes in the market value of the RISA is reported as a separate component of shareholders' equity as an unrealized gain or loss, net of applicable taxes.

The following table presents the activity of the RISA.

                                                Three Months Ended           Nine Months Ended
                                                   September 30,               September 30,
                                              -----------------------     -----------------------
                                                1999          1998          1999          1998
                                              ---------     ---------     ---------     ---------
                                                             (Dollars in thousands)
Balance at beginning of period                $ 164,891     $ 179,069     $ 171,230     $ 181,177
Additions                                        43,582                      93,541        55,058
Amortization                                    (33,847)      (24,318)      (86,983)      (81,421)
Changes in accumulated other comprehensive
      income (loss)                                (154)        2,355        (3,316)        2,292
                                              ---------     ---------     ---------     ---------
Balance at end of period                      $ 174,472     $ 157,106     $ 174,472     $ 157,106
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

The following table sets forth the components of the RISA:

                                                                          September 30,       December 31,
                                                                              1999                1998
                                                                          -------------       ------------
                                                                               (Dollars in thousands)
Estimated net undiscounted RISA earnings                                   $   410,530        $   361,209
Off balance sheet allowance for  losses                                       (212,253)          (170,664)
Discount to present value                                                      (23,805)           (19,315)
                                                                           -----------        -----------
Retained interest in securitized assets                                    $   174,472        $   171,230
                                                                           ===========        ===========

Outstanding balance of contracts sold through securitizations              $ 3,917,964        $ 3,491,452
Off balance sheet allowance for losses as a percent of contracts sold
  through securitizations                                                         5.42%              4.89%

The Company believes that the off balance sheet allowance for losses is currently adequate to absorb potential losses in the sold portfolio.

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


CAPITALIZED SERVICING RIGHTS

Capitalized servicing rights consisted of the following:

                                                  September 30,    December 31,
                                                      1999            1998
                                                  -------------    ------------
                                                         (Dollars in thousands)
Purchased mortgage servicing rights                  $   751         $ 6,360
Originated mortgage servicing rights                      32           6,136
Impairment allowance for mortgage servicing rights      (783)         (3,723)
                                                     -------         -------
                                                     $    --         $ 8,773
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

As part of the Company's strategy to exit the mortgage banking business, the Company sold $1.0 billion of mortgage servicing rights portfolio in the third quarter of 1999. Amortization of capitalized servicing rights is reflected as a component of mortgage banking income in non-interest income. Amortization expense for the three and nine months ended September 30, 1999 was $1.3 million and $2.3 million compared with $2.9 million and $11.6 million for the same periods a year earlier.

NOTE 6 - NOTE PAYABLE

On September 30, 1999, the Company established a $500 million conduit facility in a private placement. The Notes are rated AAA by Standard & Poor's and Aaa by Moody's. Timely principal and interest payments on the Notes are guaranteed by an insurance policy. Interest payments on the Notes are due quarterly, in arrears, calculated at a commercial paper index rate plus 30 basis points.

NOTE 7 - DIVIDENDS

On July 27, 1999, the Company declared a cash dividend of $0.05 per share which was paid on August 23, 1999. On October 27, 1999, the Company declared a cash dividend of $0.05 per share for shareholders of record as of November 9, 1999 payable November 20, 1999.

NOTE 8 - EARNINGS PER SHARE

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

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The following table sets forth the computation of basic and diluted earnings per share:

                                           Three Months Ended             Nine Months Ended
                                             September 30,                  September 30,
                                      ---------------------------     ---------------------------
                                          1999           1998             1999           1998
                                      -----------    ------------     -----------    ------------
                                           (Dollars in thousands, except per share amounts)
BASIC
Net income (loss)                     $    15,057    $     (3,874)    $    37,174    $    (15,459)
Average common shares outstanding      26,491,879      26,418,856      26,481,361      26,344,430
Net income (loss) per common share    $      0.57    $      (0.15)    $      1.40    $      (0.59)

DILUTED
Net income (loss)                     $    15,057    $     (3,874)    $    37,174    $    (15,459)
Average common shares outstanding      26,491,879      26,418,856      26,481,361      26,344,430
Stock option adjustment                    79,361                          19,499
Average common shares outstanding      26,571,240      26,418,856      26,500,860      26,344,430
Net income per common share           $      0.57    $      (0.15)    $      1.40    $      (0.59)


Options to purchase 645,655 shares of common stock ranging from $7.37 to $22.75 at September 30, 1998 were not included in the computation of diluted earnings per share because the Company experienced a loss from operations.

                            WESTCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 9 - BUSINESS SEGMENT DATA

In addition to its principal operations in automobile lending, the Company conducts a significant amount of banking operations as presented below:

                                             Three Months Ended         Nine Months Ended
                                                September 30,             September 30,
                                           ----------------------     -----------------------
                                             1999          1998         1999          1998
                                           ---------     --------     ---------     ---------
                                                         (Dollars in thousands)
Revenues:
  Automobile lending
      Net interest income                  $  25,451     $ 18,143     $  70,542     $  44,074
      Total other income                      57,260       21,342       154,009        76,439
                                           ---------     --------     ---------     ---------
          Total automobile lending         $  82,711     $ 39,485     $ 224,551     $ 120,513
                                           =========     ========     =========     =========
  Banking operations
      Net interest income                  $  13,195     $ 11,578     $  35,470     $  37,805
      Total other income                       4,058        5,881         7,894        14,254
                                           ---------     --------     ---------     ---------
          Total banking operations         $  17,253     $ 17,459     $  43,364     $  52,059
                                           =========     ========     =========     =========
  Other operations
      Net interest income                  $    (786)    $   (792)    $  (2,604)    $  (2,563)
      Total other income                       1,168           22         4,053         1,775
                                           ---------     --------     ---------     ---------
          Total other operations                 382         (770)        1,449          (788)
                                           ---------     --------     ---------     ---------
Total revenues                             $ 100,346     $ 56,174     $ 269,364     $ 171,784
                                           =========     ========     =========     =========
Depreciation
  Automobile lending                       $   1,483     $  1,581     $   4,677     $   5,888
  Banking operations                              98           71           263           305
  Other operations                               550        1,098         1,818         3,039
                                           ---------     --------     ---------     ---------
   Consolidated total depreciation         $   2,131     $  2,750     $   6,758     $   9,232
                                           =========     ========     =========     =========
Segment profit or loss
  Automobile lending                       $  21,990     $ (6,835)    $  63,000     $ (29,377)
  Banking operations                           7,018        1,179         8,280         1,909
  Other operations                              (613)      (1,363)       (1,988)       (3,079)
                                           ---------     --------     ---------     ---------
   Consolidated operating income (loss)    $  28,395     $ (7,019)    $  69,292     $ (30,547)
                                           =========     ========     =========     =========

                                  September 30,     December 31,
                                      1999             1998
                                  -------------     ------------
Segment assets
  Automobile lending               $1,914,226       $1,444,340
  Banking operations                2,402,055        2,219,870
  Other operations                     11,903          168,610
                                   ----------       ----------
   Consolidated total assets       $4,328,184       $3,832,820
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

NOTE 10 - EXTRAORDINARY GAIN

During the nine months ended September 30, 1999, the Company has acquired $28.6 million of its subordinated debentures and subsequently retired these debentures. As a result of these early retirements, the Company recorded an extraordinary gain of $1.9 million net of taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               FINANCIAL CONDITION

Total assets increased $495 million or 12.9% to $4.3 billion at September 30, 1999 from $3.8 billion at December 31, 1998. This increase is primarily the result of an increase in mortgage-backed securities available for sale.

LOANS

Loans (including loans held for sale), net of unearned discounts and undisbursed loan proceeds remained constant at $2.0 billion at September 30, 1999 and December 31, 1998. The Company has retained the servicing on automobile contracts sold and receives a servicing fee therefrom. Included in the portfolio are loans held for sale of which $43.0 million are mortgage loans secured primarily by single family residences and $1.2 billion of which are contracts secured by automobiles.

Automobile contracts purchased increased $206 million or 29.4% to $906 million for the third quarter of 1999 compared with $700 million for the same period a year earlier. For the nine months ended September 30, 1999, automobile contracts purchased increased $506 million or 25.0% to $2.5 billion compared with $2.0 billion a year ago. Prime quality originations represented approximately 70.0% of total automobile contracts purchased during 1999 compared with 68.0% for all of 1998. As a result of higher automobile contracts purchased, the Company's portfolio of serviced automobile contracts reached $5.2 billion at September 30, 1999, up from $4.4 billion at December 31, 1998.

Real estate originations decreased to $64.0 million and $265 million for the three and nine months ended September 30, 1999 compared with $622 million and $2.2 billion for the same respective periods in 1998. The decline is the result of the Company's decision to sale its sub-prime mortgage division, Westworks, as part of its strategy to exit the mortgage banking arena. The Company sold $79.7 million and $502 million of mortgage loans for the three and nine months ended September 30, 1999 compared with $593 million and $2.3 billion for the same respective periods in 1998.

Commercial originations increased to $59.4 million and $178 million for the three and nine months ended September 30, 1999 compared with $42.1 million and $88.0 for the same respective periods in 1998. Though the Company continues to focus on expanding its commercial banking operations, it is not a significant source of revenue.

The Company's real estate loan portfolio (including those held for sale) consisted of the following:

                                        September 30, 1999             December 31, 1998
                                       ---------------------        -----------------------
                                        Amount           %            Amount            %
                                       --------        -----        ----------        -----
                                                        (Dollars in thousands)
Single family residential loans:
    First trust deeds                  $311,460         50.0%     $  617,915           61.4%
    Second trust deeds                    7,146          1.1          27,051            2.6
                                       --------        -----      ----------          -----
                                        318,606         51.1         644,966           64.0

Multifamily residential loans           285,062         45.8         331,652           33.0
Construction loans                       16,786          2.7          18,345            1.8
Other                                    16,251          2.6          17,031            1.7
                                       --------        -----      ----------          -----
                                        636,705        102.2       1,011,994          100.5
Less: undisbursed loan proceeds          13,865          2.2           5,057            0.5
                                       --------        -----      ----------          -----
                                       $622,840        100.0%     $1,006,937          100.0%
                                       ========        =====      ==========          =====

The following table sets forth information on the amount of fixed rate mortgage loans and adjustable rate mortgage loans in the Company's portfolio.

                                          September 30, 1999            December 31, 1998
                                        ---------------------        -----------------------
                                         Amount           %            Amount            %
                                        --------        -----        ----------        -----
                                                        (Dollars in thousands)
Fixed rate loans                        $ 52,961          8.5%       $  280,589         27.9%
Adjustable rate loans:
    Negative amortization                414,893         66.6           514,819         51.1
    Without negative amortization        154,986         24.9           211,529         21.0
                                        --------        -----        ----------        -----
                                        $622,840        100.0%       $1,006,937        100.0%
                                        ========        =====        ==========        =====

The composition of the consumer loan portfolio, all of which is fixed rate, was as follows:

                                  September 30, 1999             December 31, 1998
                                -----------------------        ---------------------
                                  Amount            %           Amount           %
                                ----------        -----        --------        -----
                                                 (Dollars in thousands)
Automobile contracts, net       $1,235,374         96.0%       $875,938         93.9%
Other                               51,334          4.0          57,024          6.1
                                ----------        -----        --------        -----
                                $1,286,708        100.0%       $932,962        100.0%
                                ==========        =====        ========        =====

MORTGAGE-BACKED SECURITIES

During the nine months ended September 30 1999, the Company purchased $844 million and sold $110 million of mortgage-backed securities ("MBS") compared with $382 million and $121 million, respectively for the same period in 1998.


ASSET QUALITY

DELINQUENCY

The percent of loans 60 days or more delinquent decreased to 0.7% at September 30, 1999 compared with 0.8% at December 31, 1998. Delinquent loans by type of loan and as a percentage of loans by type are summarized as follows at September 30, 1999 and December 31, 1998:

                                                  September 30, 1999
                                               Number of Days Delinquent
                              ----------------------------------------------------------
                                   60-89             90 or more               Total
                              ---------------      ---------------      ----------------
                              Amount       %       Amount       %       Amount        %
                              ------      ---      ------      ---      -------      ---
                                                (Dollars in thousands)
Single family residential     $2,043      0.6%     $6,965      2.2%     $ 9,008      2.8%
Multifamily residential                               191      0.1          191      0.1
Consumer                       3,506      0.3       1,408      0.1        4,914      0.4
                              ------      ---      ------      ---      -------      ---
                              $5,549      0.3%     $8,564      0.4%     $14,113      0.7%
                              ======      ===      ======      ===      =======      ===

                                                  December 31, 1998
                                              Number of Days Delinquent
                              -----------------------------------------------------------
                                    60-89             90 or more               Total
                              ---------------      ----------------      ----------------
                              Amount       %       Amount        %       Amount        %
                              ------      ---      -------      ---      -------      ---
                                                (Dollars in thousands)
Single family residential     $1,416      0.2%     $ 6,172      1.0%     $ 7,588      1.2%
Multifamily residential                                669      0.2          669      0.2
Consumer                       3,969      0.4        3,174      0.4        7,143      0.8
Construction                     692      5.0          272      2.0          964      6.9
                              ------      ---      -------      ---      -------      ---
                              $6,077      0.3%     $10,287      0.5%     $16,364      0.8%
                              ======      ===      =======      ===      =======      ===


NONPERFORMING ASSETS

Total nonperforming assets ("NPA") decreased to $14.7 million or 0.3% of total assets at September 30, 1999 compared with $17.1 million or 0.4% of total assets at December 31, 1998.

NPAs consist of nonperforming loans ("NPL") and real estate acquired through foreclosure ("REO"). REOs are carried at lower of cost or fair value less estimated disposition costs. NPLs are defined as all loans (other than consumer loans which are charged off at 120 days) on nonaccrual, which include all mortgage and commercial loans 90 days or more past due or impaired loans. When a loan is designated as nonaccrual, all previously accrued but unpaid interest is reversed. Interest on nonperforming loans excluded from interest income remained constant at $0.5 million for the nine months ended September 30, 1999 and 1998, respectively.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment based on, among other factors, the fair value of the loan's collateral. At September 30, 1999 impaired loans remained constant at $4.0 million from December 31, 1998.

NONPERFORMING LOANS

Nonperforming loans consisted of the following:

                                     September 30,     December 31,
                                         1999             1998
                                     -------------     ------------
                                         (Dollars in thousands)
Unimpaired loans on nonaccrual          $ 7,333          $ 8,181
Impaired loans                            3,938            4,046
                                        -------          -------
                                        $11,271          $12,227
                                        =======          =======

The migration of nonperforming loans and real estate owned from December 31, 1998 to September 30, 1999 is shown below:

                                                  Single
                                                  Family       Multifamily    Multifamily
                                   Total         1-4 Units     5 - 36 Units    37+ Units     Construction
                                  --------       ---------     ------------   -----------    ------------
                                                          (Dollars in thousands)
Balance, December 31, 1998        $ 12,227        $ 5,789        $ 1,082        $ 3,755        $ 1,601
New nonperforming loans             10,033          9,179            450                           404
REO                                 (3,109)        (2,421)          (653)                          (35)
Cures and payoffs                   (6,470)        (5,526)          (287)           (98)          (559)
Chargeoffs                          (1,410)          (202)                                      (1,208)
                                  --------        -------        -------        -------        -------
Balance, September 30, 1999       $ 11,271        $ 6,819        $   592        $ 3,657        $   203
                                  ========        =======        =======        =======        =======

REAL ESTATE OWNED

                                                 Single
                                                 Family       Multifamily      Multifamily
                                   Total        1-4 Units     5 - 36 Units      37+ Units       Construction
                                   -----        ---------     ------------     -----------      ------------
                                                           (Dollars in thousands)
Balance, December 31, 1998        $ 4,861        $ 3,747        $ 1,114
New REO                             4,571          3,918            653
Sales                              (6,571)        (4,914)        (1,657)
Writedowns                            540            442             98
                                  -------        -------        -------         -------            -------
Balance, September 30, 1999       $ 3,401        $ 3,193        $   208
                                  =======        =======        =======         =======            =======


Assets secured by single family residential properties comprised the largest portion of nonperforming assets although no single loan or series of such loans predominate. At September 30, 1999, $6.8 million or 60.5% of NPLs and $3.2 million or 93.9% of REOs were secured by single family residential properties. The Company had an allowance for real estate losses of $784 thousand at September 30, 1999 and December 31, 1998 respectively.

ALLOWANCE FOR LOAN AND REAL ESTATE LOSSES

Consistent with loan value, loan sales, losses, non-accrual loans and other relevant factors, the Company increased its allowance for loan losses to $62.0 million at September 30, 1999 compared with $37.7 million at December 31, 1998. The increase is the result of a higher level of automobile contracts held on the balance sheet. The allowance for the loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the loan portfolio.

The following table presents summarized data relative to the allowance for loan losses:

                                                             September 30,       December 31,
                                                                 1999                1998
                                                             ------------        ------------
                                                                  (Dollars in thousands)
Total loans (1)                                              $  1,977,411        $  1,992,833
Allowance for loan losses                                          62,031              37,660
Allowance for real estate losses                                      784                 784
Loans past due 60 days or more                                     14,113              17,364
Nonperforming loans                                                11,271              12,227
Nonperforming assets (2)                                           14,672              17,088
Allowance for loan losses as a percent of:
    Total loans (1)                                                   3.1%                1.9%
    Loans past due 60 days or more                                  439.5%              216.9%
    Nonperforming loans                                             550.4%              308.0%
Total allowance for loan losses and real estate losses
    as a percent of nonperforming assets                            428.1%              225.0%
Nonperforming loans as a percent of total loans                       0.6%                0.6%
Nonperforming assets as a percent of total assets                     0.3%                0.4%


----------

(1)      Loans, net of unearned discounts and undisbursed loan proceeds.
(2)      Nonperforming loans and real estate owned.

The following table sets forth the activity in the allowance for loan losses:

                                         Three Months Ended         Nine Months Ended
                                            September 30,             September 30,
                                        ---------------------     ---------------------
                                          1999         1998         1999         1998
                                        --------     --------     --------     --------
                                                    (Dollars in thousands)
Balance at beginning of period          $ 48,717     $ 35,747     $ 37,660     $ 33,834
Chargeoffs:
    Mortgage loans                          (181)      (1,046)      (2,190)      (3,184)
    Consumer loans                        (4,280)      (3,352)     (13,233)      (9,894)
                                        --------     --------     --------     --------
                                          (4,461)      (4,398)     (15,423)     (13,078)
Recoveries:
    Mortgage loans                            30          383        1,871          402
    Consumer loans                         1,821        1,050        5,488        2,834
                                        --------     --------     --------     --------
                                           1,851        1,433        7,359        3,236
                                        --------     --------     --------     --------
Net chargeoffs                            (2,610)      (2,965)      (8,064)      (9,842)
Provision for loan losses                 15,924        2,347       32,435       11,137
                                        --------     --------     --------     --------
Balance at end of period                $ 62,031     $ 35,129     $ 62,031     $ 35,129
                                        ========     ========     ========     ========

Ratio of net chargeoffs during period
    to average loans outstanding
    during the period (annualized)          0.67%        0.63%        0.68%        0.69%
                                        ========     ========     ========     ========

                              RESULTS OF OPERATIONS

SUMMARY

The Company reported net income of $15.1 million or $0.57 per diluted share and $37.2 million or $1.40 per diluted share for the three and nine months ended September 30, 1999. This compares with a net loss of $3.9 million or $0.15 per diluted share and $15.5 million or $0.59 per diluted share for the comparable periods of 1998. The improvement in this quarter's results was primarily the result of lower credit losses on automobile contracts and increased gain on sale of auto contracts. Credit loss experience on automobile contracts for the third quarter of 1999 declined 148 basis points to 1.8% of average serviced automobile contracts compared with 3.3% a year earlier. For the nine months ended September 30, 1999, credit loss experience on automobile contracts was 2.0% compared with 3.3% for the same period a year earlier. Lower credit losses and gains on sale of automobile contracts are reflected in automobile lending income. Gain on sale of automobile contracts in the third quarter was $20.3 million. The Company did not record a gain on sale of automobile contracts in the third quarter of 1998. For the nine months ended September 30, 1999, gain on sale was $44.9 million compared with $19.1 million for the same period of 1998. Improvement in noninterest expenses is the result of the Company's restructuring initiatives implemented last year.

NET INTEREST INCOME

Net interest income for the three and nine months ended September 30, 1999 was $37.9 million and $103 million compared with $28.9 million and $79.3 million for the same respective periods a year earlier. Interest rates for interest earning assets and liabilities for the three and nine months ended September 30, 1999 and 1998 are summarized as follows:

                                                           Three Months Ended      Nine Months Ended
                                                              September 30,          September 30,
                                                           ------------------      ------------------
                                                            1999        1998        1999        1998
                                                           ------      ------      ------      ------
                                                           Yield/      Yield/      Yield/      Yield/
                                                           Rate        Rate        Rate        Rate
                                                           ------      ------      ------      ------
Interest earning assets:
    Investment securities                                   4.92%       5.45%       5.33%       5.45%
    Mortgage-backed securities                              6.29        6.59        6.16        6.75
    Other investments                                       4.94        4.99        4.92        5.47
Loans:
    Consumer                                               15.79       14.86       15.52       15.39
    Mortgage (1)                                            7.38        7.81        7.34        7.61
    Commercial                                              8.57        8.58        8.34        8.58
                                                           -----       -----       -----       -----
Total interest earning assets                               8.97        8.83        8.74        8.46
Interest bearing liabilities:
    Deposits                                                4.85        5.21        4.86        5.28
    Subordinated debentures                                 8.98        8.95        8.95        8.95
    Securities sold under agreements to repurchase          5.12        5.95        5.03        5.86
    FHLB advances and other borrowings                      5.39        7.38        5.70        7.53
                                                           -----       -----       -----       -----
Total interest bearing liabilities                          5.03        5.77        5.19        5.80
                                                           -----       -----       -----       -----
Interest rate spread                                        3.94%       3.06%       3.55%       2.66%
                                                           =====       =====       =====       =====
Net yield on average interest earning assets                4.99%       3.70%       4.37%       3.35%
                                                           =====       =====       =====       =====

----------

(1) For the purposes of these computations, non-accruing loans are included in the average loan amounts.

The increase in interest rate spread for the three and nine months ended September 30, 1999 compared with the same respective periods a year earlier is the result of higher yield on interest earning assets as the Company holds a greater percentage of automobile contracts on the balance sheet and lower cost of funds as the Company continues to increase the amount of its core deposits generated from commercial and retail deposit accounts.

PROVISION FOR LOAN LOSSES

The Company maintains an allowance for credit losses to cover anticipated losses for loans held on balance sheet. The allowance for loan losses is increased by charging the provision for loan losses and decreased by actual losses on the loans held on balance sheet or by the reduction of the amount of loans held on balance sheet and expected losses. The Company believes that the allowance for loan losses is currently adequate to absorb potential losses in the on balance sheet portfolio. For the three and nine months ended September 30, 1999, the provision for loan losses totaled $15.9 million and $32.4 million compared with $2.3 million and $11.1 million for the same respective periods in 1998. The increase is the result of a higher level of automobile contracts held on the balance sheet.

NONINTEREST INCOME

For the three and nine months ended September 30, 1999, noninterest income totaled $62.5 million and $166 million compared with $27.3 million and $92.5 million for the same respective periods in 1998. The increase is due to higher automobile lending income.

Automobile Lending

The Company originates and sells automobile contracts in the asset-backed market with servicing rights retained. Income from automobile lending includes gain from the sale of contracts, as well as servicing income, net of amortization of RISA, and other related income such as document fees and late charges. For the three and nine months ended September 30, 1999 automobile lending generated income of $56.5 million and $148 million compared with $20.7 million and $74.9 million for the same respective periods of 1998.

The Company recorded a gain on sale of automobile contracts in the third quarter of 1999 of $20.3 million. The Company did not record a gain on sale of automobile contracts in the third quarter of 1998. For the nine months ended September 30, 1999, gain on sale was $44.9 million compared with $19.1 million for the same period of 1998. Gain on sale on contracts declined compared to prior years due to not executing a securitization transaction in the third quarter of 1998, and as a result of changes in the gross interest rate spread on contracts securitized, the amount of dealer participation paid, changes in credit loss assumptions, and the effect of hedging activities. Gross interest rate spread is affected by product mix, general market conditions and overall market interest rates. The risks inherent in interest rate fluctuation are reduced through hedging activities.

Loan servicing and retained interest income totaled $24.7 million and $72.3 million for the three and nine months ended September 30, 1999, compared with $12.3 million and $29.7 million for the comparable periods of 1998. The increase is due to higher retained interest income resulting from lower credit losses and a higher level of securitized contracts.

Total automobile lending income for the three and nine months ended September 30, 1999 and 1998 is summarized as follows:

                                                      Three Months              Nine Months
                                                  Ended September 30,       Ended September 30,
                                                  --------------------     --------------------
                                                   1999         1998         1999         1998
                                                  -------     --------     --------     -------
                                                              (Dollars in thousands)
Gain on sale of automobile contracts              $20,251                  $ 44,874     $19,133
Servicing income and retained interest income      24,742     $ 12,266       72,331      29,710
Other fee income                                   11,495        8,402       30,642      26,038
                                                  -------     --------     --------     -------
                                                  $56,488     $ 20,668     $147,847     $74,881
                                                  =======     ========     ========     =======


Mortgage Banking

Mortgage banking operations include gains and losses on the sale of loans, loan servicing income net of amortization of capitalized servicing rights and other income (primarily late charges). During the three and nine months ended September 30, 1999, mortgage banking income totaled $3.6 million and $8.0 million compared with $5.1 million and $9.2 million for the same respective periods in 1998. The decline in mortgage banking income is due to the Company's decision to exit the mortgage banking business. This decision resulted in the sale of the Company's mortgage banking origination capabilities effective September 16, 1999.

Mortgage banking income for the three and nine months ended September 30, 1999 and 1998 is summarized as follows:

                                      Three Months             Nine Months
                                   Ended September 30,     Ended September 30,
                                   -------------------     -------------------
                                    1999       1998         1999        1998
                                   ------     -------      ------     --------
                                            (Dollars in thousands)
Gain on sale of mortgage loans     $3,341     $ 7,507      $5,402     $ 13,815
Loan servicing income (loss)           60      (3,042)      1,817       (6,540)
Other fee income                      207         600         752        1,899
                                   ------     -------      ------     --------
                                   $3,608     $ 5,065      $7,971     $  9,174
                                   ======     =======      ======     ========


NONINTEREST EXPENSE

Total noninterest expenses declined as the Company continued to experience the positive impact of its restructuring programs as well as other operating efficiencies achieved last year. Total noninterest expenses declined $4.8 million to $56.0 million for the third quarter of 1999 compared with $60.8 million for the same period a year ago. For the nine months ended September 30, 1999, total noninterest expenses declined $23.6 million to $168 million compared with $191 million for the same period a year earlier.

INCOME TAXES

The effective tax rate for the nine months ended September 30, 1999 and 1998 was 42.2% and 41.4%, respectively.

PRO-FORMA STATEMENTS OF OPERATIONS

Under generally accepted accounting principles ("GAAP"), the Company's securitization transactions of automobile contracts have been treated as sales. At the time of sale, in accordance with SFAS 125, the Company records a gain equal to the present value of the estimated future earnings from the portfolio of contracts sold. Net interest earned on such contracts and fees earned for servicing the loan portfolios are recognized over the life of the securitization transaction as contractual servicing and retained interest income and other fee income. Under SFAS 125, income recognition is effectively accelerated through the recognition of a gain at the time of sale while the ultimate realization of such income remains dependent on the actual performance, over time, of the loans that were securitized.

The following pro-forma statements of operations present the Company's results under the assumption that the securitization transactions are treated as financings as opposed to sales. Management believes that such a presentation is an important performance measure of the Company's operations. If treated as financings, no gain on sale or subsequent contractual servicing and retained interest income is recognized. Instead, the earnings of the contracts in the trusts and the related financing costs are reflected over the life of the underlying pool of loans. Management refers to these pro-forma results as "portfolio based" statements of operations. Management monitors the periodic "portfolio based" earnings of the Company's serviced contract portfolio and believes these "portfolio based" statements assist in a better understanding of the Company's business.

The following tables presents the "portfolio based" statements of operations and a reconciliation to net income (loss) as reflected in the Company's consolidated statements of operations.

                            WESTCORP AND SUBSIDIARIES
                     PORTFOLIO BASED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                           Three Months Ended          Nine Months Ended
                                                             September 30,               September 30,
                                                         ----------------------      ----------------------
                                                           1999         1998           1999         1998
                                                         --------     ---------      --------     ---------
                                                                       (Dollars in thousand)
Interest income                                          $205,877     $ 181,556      $583,406     $ 532,822
Interest expense                                          103,612        99,495       299,877       296,682
                                                         --------     ---------      --------     ---------
Net interest income                                       102,265        82,061       283,529       236,140

Provision for growth (1)                                    5,801         2,252        15,365        16,033
Net chargeoffs (2)                                         22,777        34,862        71,337       101,590
                                                         --------     ---------      --------     ---------
Provision for loan losses                                  28,578        37,114        86,702       117,623

Net interest income after provision for loan losses        73,687        44,947       196,827       118,517

Noninterest income                                         17,493        14,985        48,750        43,640
Noninterest expense                                        57,619        61,955       172,501       195,405
                                                         --------     ---------      --------     ---------

Income (loss) before income tax (benefit)                  33,561        (2,023)       73,076       (33,248)
Income tax (benefit) (3)                                   14,121          (811)       30,852       (13,778)
                                                         --------     ---------      --------     ---------

Income (loss) before minority interest                     19,440        (1,212)       42,224       (19,470)
Minority interest in earnings (losses)                      2,066          (154)        4,808        (2,670)
                                                         --------     ---------      --------     ---------

Income (loss) before extraordinary item                    17,374        (1,058)       37,416       (16,800)
Extraordinary gain from early extinguishment of debt          315                       1,934
                                                         --------     ---------      --------     ---------

Portfolio based net income (loss)                        $ 17,689     $  (1,058)     $ 39,350     $ (16,800)
                                                         ========     =========      ========     =========

Portfolio based net income (loss)
per common share - diluted                               $   0.67     $   (0.04)     $   1.48     $   (0.64)
                                                         ========     =========      ========     =========

(1) Provision for growth represents additional allowance for credit losses the Company would set aside due to an Increase in the serviced contract portfolio.

(2)      Represents actual chargeoffs incurred during the period.

(3) Such tax effect is based upon the Company's tax rate for the respective period.

                            WESTCORP AND SUBSIDIARIES
     RECONCILIATION OF GAAP BASIS NET INCOME TO "PORTFOLIO BASED" NET INCOME
                                   (UNAUDITED)

                                        Three Months Ended           Nine Months Ended
                                           September 30,               September 30,
                                      ----------------------      ------------------------
                                        1999          1998          1999           1998
                                      --------      --------      ---------      ---------
                                                     (Dollars in thousands)
GAAP net income (loss)                $ 15,057      $ (3,874)     $  37,174      $ (15,459)

Portfolio based adjustments:
    Gain on sales of  contracts        (20,251)           --        (44,874)       (19,133)
    Retained interest income           (12,308)       (2,658)       (37,888)        (2,228)
    Contractual servicing income       (12,434)       (9,608)       (34,443)       (27,482)
    Net interest income                 64,404        53,138        180,121        156,842
    Provision for growth                 7,513        (2,870)         9,005        (14,737)
    Net chargeoffs                     (20,168)      (31,897)       (63,273)       (91,748)
    Operating expenses                  (1,590)       (1,109)        (4,863)        (4,214)
    Minority interest                     (361)         (175)           (12)           240
                                      --------      --------      ---------      ---------
Total Portfolio based adjustments        4,805         4,821          3,773         (2,460)

Net tax effect (1)                       2,173         2,005          1,597         (1,119)
                                      --------      --------      ---------      ---------

Portfolio based net income (loss)     $ 17,689      $ (1,058)     $  39,350      $ (16,800)
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

PRINCIPAL USES OF CASH

Acquisition of Loans or Investment Securities

The most significant cash flow requirement for the Company is the acquisition of loans or investment securities. Total loan originations for the Company for the nine months ended September 30, 1999 was $3.0 billion compared with $4.4 billion in the same period in the prior year. The decline in originations is the result of the Company exiting the mortgage banking business. The Company purchased $844 million of investment securities during the nine months ended September 30, 1999 compared with $382 million for the same period in 1998.

Amounts Paid to Brokers and Dealers

The Company acquires automobile contracts through its relationships with franchised new and independent used car dealers. The Company pays an up-front dealer participation to the originating dealer for most automobile contracts purchased. Participation paid by the Company to dealers during the three and nine months ended September 30, 1999 was $21.9 million and $63.9 million compared with $20.2 million and $58.4 million for the same periods a year earlier. The Company acquires its mortgage loans primarily through relationships with real estate brokers and agents that assists property buyers, homebuilders and thrifts.

Advances to Fund Spread Account

The Company is required to maintain spread accounts related to automobile securitizations. At the time a securitization transaction closes, the Company is required to advance monies to initially fund spread accounts. The Company funds these spread accounts by foregoing receipt of excess cash flow until these accounts exceed predetermined levels. The amounts due from trusts at September 30, 1999, including initial advances not yet returned, was $420 million compared with $333 million at December 31, 1998.

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

Loan Sales or Securitizations

The primary source of funds used by the Company for automobile loans is the sale of such products through asset-backed securities in the secondary markets. The Company has regularly securitized automobile loans through underwritten public sales of securities since 1985. Although the underlying interest costs associated with the securitizations fluctuate, they are primarily market driven and not necessarily related to the operations of the Company. The Company expects to continue to utilize securitization transactions as part of its liquidity strategy when the appropriate market conditions exist. The Company executed a $1.0 billion securitization transaction during the three months ended September 30, 1999. The Company did not execute a securitization transaction in the same period in 1998. The Company securitized $2.0 billion for the nine months ended September 30, 1999 compared with $1.2 billion for the same periods in 1998.

The primary source of funds used by the Company for mortgage loans is the sale of such products. Historically, the Company has been active in the secondary market, it has sold FHA and VA loans, as well as other conforming and non-conforming loans to FNMA, FHLMC, and other established conduits. However, during the quarter, the Company completed the sale of its sub-prime mortgage division, Westworks, and the sale of $1.0 billion in mortgage servicing rights as part of its strategy to exit the mortgage banking business.

Borrowings and Other Sources of Funds

The Company's other sources of funds include issuing commercial paper and obtaining advances from the FHLB, selling securities under agreements to repurchase and other borrowings as well as loan repayments and cash generated from operations. On September 30, 1999, the Company issued $500 million in notes to a conduit facility in a private placement. This arrangement provides the Company with another source of liquidity. The Company selects from among these funding alternatives based on the timing and duration of its cash needs, as well as the costs, maturities and other requirements of each funding source.

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

Subordinated Capital Debentures

In 1993 and 1997, the Company, through the Bank, issued $125 million of 8.5% and $150 million of 8.875% Subordinated Capital Debentures due 2003 and 2007, respectively, of which $207 million is currently outstanding. In addition to being a funding source, the Bank is permitted to include these Debentures, subject to regulatory limitations, in supplementary capital for purposes of determining compliance with risk-based capital requirements.

CAPITAL REQUIREMENTS

The Bank, a federally chartered savings bank, is subject to certain minimum capital requirements imposed by the Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FDICIA separates all financial institutions into one of five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." In order to be considered "well capitalized," an institution must have a total risk-based capital ratio of 10% or greater, a Tier 1 (i.e., core) risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater and not be subject to any OTS order. The Bank currently meets all of the requirements of a "well capitalized" institution. Its regulatory capital position at September 30, 1999 for this purpose, was as follows:

                                                                           Tier 1
                                              Tangible       Core        Risk-Based    Risk-Based
                                              Capital       Capital       Capital       Capital
                                              --------      --------     ----------    ----------
                                                            (Dollars in thousands)
SEPTEMBER 30, 1999
------------------
Actual Capital:
  Amount                                      $382,260      $382,260      $382,260      $626,463
  Capital ratio                                   8.77%         8.77%         6.39%        10.47%
FIRREA minimum required capital:
  Amount                                      $ 65,374      $130,748           N/A      $478,637
  Capital ratio                                   1.50%         3.00%          N/A          8.00%
  Excess                                      $316,886      $251,512           N/A      $147,826
FDICIA well capitalized required capital:
  Amount                                           N/A      $217,913      $358,978      $598,296
  Capital ratio                                    N/A          5.00%         6.00%        10.00%
  Excess                                           N/A      $164,347      $ 23,282      $ 28,167

DECEMBER 31, 1998
-----------------
Actual Capital:
  Amount                                      $345,427      $345,427      $345,427      $604,552
  Capital ratio                                   9.02%         9.02%         6.42%        11.23%
FIRREA minimum required capital:
  Amount                                      $ 57,464      $114,929           N/A      $430,112
  Capital ratio                                   1.50%         3.00%          N/A          8.00%
  Excess                                      $287,963      $230,498           N/A      $174,440
FDICIA well capitalized required capital:
  Amount                                           N/A      $191,548      $322,584      $537,640
  Capital ratio                                    N/A          5.00%         6.00%        10.00%
  Excess                                           N/A      $153,879      $ 22,843      $ 66,912

The following table reconciles the Bank's capital in accordance with generally accepted accounting principles ("GAAP") to the Bank's tangible, core and risk-based capital as of September 30, 1999 and December 31, 1998.

                                                   September 30,    December 31,
                                                      1999             1998
                                                   -------------    ------------
                                                      (Dollars in thousands)
Bank shareholder's equity-GAAP basis                $ 340,091        $ 332,951
Adjustments for tangible and core capital:
  Unrealized losses (gains)under SFAS 115              16,048           (3,693)
  Non-permissible activities (1)                          (93)          (4,811)
  Disallowed capitalized servicing rights                                 (877)
  Minority interest in equity of subsidiaries          26,214           21,857
                                                    ---------        ---------
Total tangible and core capital                       382,260          345,427
Adjustments for risk-based capital:
  Subordinated debentures (2)                         185,879          224,844
  General loan valuation allowance (3)                 58,324           34,281
                                                    ---------        ---------
  Risk-based capital                                $ 626,463        $ 604,552
                                                    =========        =========


-------------------------------

(1)      Does not include minority interest in joint venture subsidiaries.

(2) Maximum includable is one-third of risk-based capital and excludes issue costs.

(3)      Limited to 1.25% of risk-weighted assets.

YEAR 2000

The Year 2000 issue arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs may not properly recognize a year that begins with "20" instead of the familiar "19". This problem is pervasive and complex. If not corrected, the potential impact is that date sensitive calculations would be based on erroneous data or could cause a system failure. This affects all forms of financial accounting (including interest computation, due dates, pensions, personnel benefits, investments, and legal commitments). It can also affect record keeping, such as inventory, maintenance, and file retention. Reliable information is necessary for financial institutions to conduct business.

In July 1997, the Company initiated a five-phase program to address Year 2000 related issues. These phases were awareness, assessment, remedition, validation and implementation.

The Board of Directors provides oversight and direction through the Year 2000 Committee. The Year 2000 Committee is responsible for assessing all risks, evaluating current systems, coordinating system upgrades and replacements, and building facility management and reporting Year 2000 status. The Year 2000 Committee reports monthly to Executive Management and quarterly to the Board of Directors on their Year 2000 efforts.

The Company has completed all five phases on our Year 2000 program. Nonetheless, the Company is engaged in an ongoing due diligence process that includes monitoring procedures to verify that key service providers are taking appropriate Year 2000 action.

The Company recognizes that its business and operations could be adversely affected if key service providers fail to achieve timely Year 2000 compliance. Although the Company is establishing reasonable safeguards, there is no assurance that all key service providers will adequately address their respective Year 2000 issues.

The Company has incurred direct costs of $0.8 million in 1998 and $1.5 million in 1999 and currently estimates that the Company will incur additional direct costs of approximately $0.2 million to address the Year 2000 issues. The costs incurred include conducting individual and integrated systems testing, developing contingency plans, and monitoring the Year 2000 compliance preparations of our key service providers. The estimated costs include the cost of consultants to supplement our staff and management assigned to the project. Any potential additional costs to implement contingency plans that address possible Year 2000 failures of third-party systems or the Company's systems are not included in the estimate. These estimated Year 2000 costs for 1999 have been incorporated into the Company's 1999 operating expense budget. The costs incurred in 1998 did not have a material effect on net income for 1998, and it is not expected that costs currently estimated to be in incurred in 1999 will have a material impact on net income for 1999.

This is a Year 2000 readiness disclosure, subject to the provisions of The Year 2000 Information and Readiness Disclosure Act. Please note that Year 2000 planning, assessment, renovation, validation, and implementation are iterative processes. All statements made in this document are based on the Company's reasonable belief, knowledge and investigation, and the Company believes it is taking reasonable steps to address the Year 2000 issues within its control. However, the Company makes no representation that all of its systems or those of its service providers will be Year 2000-compliant or the Year 2000 issues will not adversely affect the Company.

This document may contain forward-looking statements regarding the expectations, intentions, and estimations of, among other things, the cost of remediations, the timing of projects, the testing of systems, and plans for projections of future events. These forward-looking statements involve risks or uncertainties, and actual results may differ from anticipated results. These risks and uncertainties may involve, among other things, unanticipated problems in computer systems and applications and unexpected events or delays.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Credit risk and interest rate risk are the primary risks facing the Company. The Company relies upon loan review and an adequate loan loss reserve in order to address credit risk

The Company's Asset/Liability committee is responsible for the management of interest rate risk. This committee closely monitors interest rate risk and recommends policy for managing this risk. The primary measurement tool for evaluating this risk is the use of interest rate shock analysis. This analysis simulates the effects of an instantaneous and sustained change in interest rates (in increments of 100 basis points) on the Company's assets and liabilities and measures the resulting increase or decrease to the net present value ("NPV") of the Company's assets and liabilities. Another important measurement of the Company's interest rate risk is its "GAP". GAP is defined as the difference between the amount of interest sensitive assets that reprice versus the amount of interest-sensitive liabilities that also reprice within a defined period of time. For the Company, more interest rate sensitive liabilities than assets are repricing in the shorter maturity buckets and more interest rate sensitive assets then liabilities are repricing in the longer maturity buckets. The following table summarizes the maturity GAP position of the Company at September 30, 1999.

                       INTEREST RATE SENSITIVITY ANALYSIS
                               SEPTEMBER 30, 1999

                                                                                     3 Years
                                         Within      3 Months        1 Year to         to          After 5
                                        3 Months     to 1 Year        3 Years        5 Years         Years          Total
                                        --------    -----------     -----------     ---------     -----------     ----------
                                                                       (Dollars in thousands)
Interest earning assets:
Investment securities                   $    620                                    $     488     $     1,027     $    2,135
Other investments                        162,410    $       310                                                      162,720
Mortgage-backed securities               188,524        268,565     $   476,485       246,177         295,532      1,475,283
Consumer loans (1)                        85,136        277,380         550,092       342,894          31,206      1,286,708
Mortgage loans:
  Adjustable rate (2)                    471,419         92,648                                                      564,067
  Fixed rate (2)                           1,445         15,873          10,925         6,580          18,138         52,961
Construction (2)                           5,749             63                                                        5,812
Commercial                                60,279          6,015             800           200             569         67,863
                                        --------    -----------     -----------     ---------     -----------     ----------
Total interest earning assets            975,582        660,854       1,038,302       596,339         346,472      3,617,549
Interest bearing liabilities:
Deposits:
  Savings accounts (3)                     2,696          7,292           4,260                                       14,248
  Money market deposit accounts (3)      212,440        153,122         279,866                                      645,428
  Certificate of deposit accounts (4)    433,129        984,258         116,325         6,752                      1,540,464
Securities sold under agreements
  to repurchase                          256,793                                                                     256,793
FHLB advances (4)                                                         6,500                         2,763          9,263
Subordinated debentures                                                                59,735         147,432        207,167
Other borrowings (4)                      56,093        450,000                                                      506,093
                                        --------    -----------     -----------     ---------     -----------     ----------
Total interest bearing liabilities       961,151      1,594,672         406,951        66,487         150,195      3,179,456
                                        --------    -----------     -----------     ---------     -----------     ----------
Excess interest earning assets
  (liabilities)                           14,431       (933,818)        631,351       529,852         196,277        438,093
Effect  of hedging activities            764,500                       (165,000)     (100,000)       (499,500)
                                        --------    -----------     -----------     ---------     -----------     ----------
Hedged excess (deficit)                 $778,931    $  (933,818)    $   466,351     $ 429,852     $  (303,223)    $  438,093
                                        ========    ===========     ===========     =========     ===========     ==========

Cumulative excess                       $778,931    $  (154,887)    $   311,464     $ 741,316     $   438,093     $  438,093
                                        ========    ===========     ===========     =========     ===========     ==========

Cumulative excess as a percentage
  of total interest earning assets         21.53%         (4.28%)          8.61%        20.49%          12.11%         12.11%

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

                                    WESTCORP
--------------------------------------------------------------------------------
                                  (Registrant)





Date:  November 12, 1999          By: /s/ JOY SCHAEFER
       ------------------             ------------------------------------------
                                      Joy Schaefer
                                      President and Chief Operating Officer


Date:  November 12, 1999          By: /s/ LEE A. WHATCOTT
       ------------------             ------------------------------------------
                                      Lee A. Whatcott
                                      Senior Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                       Officer)