Form 10-K405
period 1999-12-31
WESTCORP /CA/
filed 2000-03-27
CIK 813461

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

       REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (714) 727-1002

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2000:
                 COMMON STOCK, $1.00 PAR VALUE -- $110,174,012

  The number of shares outstanding of the issuer's class of common stock as of
                                March 15, 2000:
                  COMMON STOCK, $1.00 PAR VALUE -- 26,597,344

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held May 23, 2000 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           WESTCORP AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   38
Item 3.   Legal Proceedings...........................................   38
Item 4.   Submission of Matters to a Vote of Security Holders.........   38
                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   39
Item 6.   Selected Financial Data.....................................   40
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   42
Item 7A.  Quantitative and Qualitative Disclosure about Market Risk...   67
Item 8.   Financial Statements and Supplementary Data.................   70
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   70
                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   71
Item 11.  Executive Compensation......................................   71
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   71
Item 13.  Certain Relationships and Related Transactions..............   71
                                  PART IV
Item 14.  Financial Statement Schedules, Exhibits and Reports on Form
          8-K.........................................................   72

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Westcorp is a diversified financial services holding company that provides automobile lending services through its second tier subsidiary, WFS Financial Inc ("WFS") and provides retail and commercial banking services through its wholly owned subsidiary, Western Financial Bank (the "Bank"). The Bank currently owns 82% of the capital stock of WFS.

  AUTOMOBILE LENDING OPERATIONS

     We are one of the nation's largest independent automobile finance companies with 27 years of experience in the automobile finance industry. We originate, service and securitize new and used automobile installment contracts, which are generated through our relationships with over 8,500 franchised and independent automobile dealers in 43 states. We originated $3.3 billion of automobile contracts during 1999 and serviced a portfolio of $5.4 billion at December 31, 1999.

     We provide service to dealers through our nationwide network of business development representatives. Our business development representatives provide dealers with a single contact to whom they can sell most of their automobile contracts. Unlike many of our competitors, we offer programs for both prime and non-prime borrowers. Approximately 70% of our contract originations are with borrowers who have strong credit histories, otherwise know as prime borrowers, and approximately 30% or our contracts are with borrowers who have overcome past credit difficulties, otherwise know as non-prime borrowers. We do not offer programs for borrowers who are currently experiencing or recently have experienced credit difficulties, otherwise know as sub-prime borrowers.

     We underwrite contracts through a credit approval process that is supported and controlled by a centralized, automated front-end system. This system incorporates proprietary credit scoring models and industry credit scoring models and tools, which enhance our credit analysts' ability to tailor each contract's pricing and structure to maximize risk-adjusted returns. Our underwriters earn incentives based on the profitability rather than the volume of the contracts that they purchase.

     We structure our business to minimize operating costs while providing high quality service to our dealers. Those aspects of our business that require a local market presence are performed on a decentralized basis in our 45 offices. All other operations are centralized.

     We fund our purchases of contracts with deposits raised at the Bank which are insured by the Federal Deposit Insurance Corporation ("FDIC"). We securitize the contracts we have purchased on a regular basis. Since 1985, we have securitized over $15 billion of automobile contracts in 47 public offerings of asset-backed securities, making us the fourth largest issuer of such securities in the nation. We anticipate that we will continue to securitize contracts in transactions recorded as either secured financings or as sales.

     The following table presents a summary of our automobile contracts purchased:

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1999          1998          1997
                                                 ----------    ----------    ----------
                                                         (DOLLARS IN THOUSANDS)
New vehicles...................................  $  796,339    $  547,898    $  417,075
Used vehicles..................................   2,543,807     2,122,798     1,868,204
                                                 ----------    ----------    ----------
          Total volume.........................  $3,340,146    $2,670,696    $2,285,279
                                                 ==========    ==========    ==========
Prime contracts................................  $2,313,573    $1,808,013    $1,245,027
Non-prime contracts............................   1,026,573       862,683     1,040,252
                                                 ----------    ----------    ----------
          Total volume.........................  $3,340,146    $2,670,696    $2,285,279
                                                 ==========    ==========    ==========

     To improve our long-term profitability, we restructured our automobile lending operations in 1998. As a result, we incurred a net loss of $14.7 million in 1998 due to higher credit losses and a $15.0 million charge related to the restructuring. The higher credit losses were due to purchasing a higher percentage of non-prime contracts during 1996 and 1997, as well as servicing disruptions created by our restructuring. As part of this restructuring, we merged our prime and non-prime operations and offices, changed our purchasing strategy to emphasize prime contracts, eliminated unprofitable dealer relationships, implemented new underwriting and servicing technology, closed 96 underperforming offices and reduced our number of employees ("associates") by approximately 20%.

     As a result of this restructuring, we have:

     - returned to profitability, realizing record net income of $52.6 million in 1999;

     - increased operating cash flows from automobile lending operations from $13.6 million in 1997, to $16.4 million in 1998 and to $110 million in 1999;

     - increased automobile contract originations from $2.3 billion in 1997, to $2.7 billion in 1998 and to $3.3 billion in 1999;

     - increased prime contract originations from 54% in 1997, to 68% in 1998 and to 69% in 1999;

     - improved the percentage of applications funded to applications received from 13% for first quarter of 1998 to 19% for the fourth quarter of 1999;

     - lowered automobile lending operating expenses as a percentage of average serviced contracts from 5.0% in 1997, to 4.1% in 1998 and to 3.6% in 1999; and

     - reduced automobile net chargeoffs as a percentage of average serviced contracts from 3.0% in 1997 and 3.4% in 1998 to 2.1% in 1999.

  BANK OPERATIONS

     The Bank's primary focus is to generate diverse, low-cost funds to provide the liquidity needed to fund automobile contracts. We have the ability to raise significant amounts of liquidity by attracting both short-term and long-term deposits from the general public, commercial enterprises and institutions by offering a variety of accounts and rates. These funds are generated through our retail and commercial banking divisions. We may also raise funds by issuing commercial paper, obtaining advances from the Federal Home Loan Bank ("FHLB"), selling securities under agreements to repurchase and utilizing other borrowings. We believe that the relationship maintained between WFS and the Bank provides us a competitive advantage relative to other independent automobile finance companies by providing a significant source of liquidity at a low cost and by allowing us the ability to enter the automobile asset-backed securities market on an opportunistic basis.

     Our retail banking division serves the needs of individuals and small businesses by offering a broad range of products, such as demand deposit accounts, money market accounts, certificates of deposits and other investment services through 25 retail branches located throughout California. Our commercial banking division focuses on small and medium-sized businesses in southern California, offering loans, lines of credit and trade finance services, as well as account analysis, cash management and other commercial depository services in order to attract low-cost commercial deposits. We also employ the liquidity generated by the retail and commercial banking divisions by investing in mortgage-backed securities ("MBS") to generate additional net interest margin, to manage interest rate risk, to provide another source of liquidity through repurchase agreements, to support community reinvestment and housing finance and to meet regulatory requirements. See "Supervision and Regulation".

     During 1998 and into 1999, we determined that our mortgage banking activities no longer met our long-term profit goals and strategic objectives. As a result, we closed our prime mortgage lending operations and sold $28.9 million in mortgage servicing rights in the fourth quarter of 1998 and incurred a $3.0 million restructuring charge. During the third quarter of 1999, we completed the sale our sub-prime mortgage lending operations and sold the remaining $1.0 billion of mortgage servicing rights that we held. During the fourth quarter of 1999, we closed our loan servicing department and entered into an agreement to sell the rights to service our remaining owned portfolio, thereby completing our mortgage banking exit strategy. At December 31, 1999, we owned $598 million in single-family and multi-family mortgage loans that were originated through previous mortgage lending activities.

     The following table sets forth our loan origination, purchase and sale activity over the past five years:

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          1999         1998         1997         1996         1995
                                       ----------   ----------   ----------   ----------   ----------
                                                           (DOLLARS IN THOUSANDS)
Loans originated:
  Consumer loans:
     Automobile contracts............  $3,340,146   $2,670,696   $2,285,279   $2,121,689   $1,527,649
     Other...........................      15,586        9,645       52,080       35,867       28,647
                                       ----------   ----------   ----------   ----------   ----------
          Total consumer loans.......   3,355,732    2,680,341    2,337,359    2,157,556    1,556,296
  Mortgage loans:
     Existing property...............     263,019    2,725,415    2,306,251    1,240,652      481,441
     Construction....................      11,969       18,721       17,078       10,207        5,697
     Equity..........................       1,948       10,262        8,177        8,857        4,136
                                       ----------   ----------   ----------   ----------   ----------
          Total mortgage loans.......     276,936    2,754,398    2,331,506    1,259,716      491,274
  Commercial.........................     237,316      124,259       71,399        8,632
                                       ----------   ----------   ----------   ----------   ----------
          Total loans originated.....   3,869,984    5,558,998    4,740,264    3,425,904    2,047,570
Loans purchased:
  Mortgage loans on existing
     property........................         412          450        6,166          213          252
                                       ----------   ----------   ----------   ----------   ----------
          Total loans purchased......         412          450        6,166          213          252
Loans sold or securitized:
  Automobile contracts...............   2,500,000    1,885,000    2,190,000    2,090,000    1,480,000
  Mortgage loans.....................     502,157    2,884,073    1,974,423      992,582      304,242
                                       ----------   ----------   ----------   ----------   ----------
          Total loans sold or
            securitized..............   3,002,157    4,769,073    4,164,423    3,082,582    1,784,242
Principal reductions(1)..............     679,448      670,252      440,714      359,334      273,244
                                       ----------   ----------   ----------   ----------   ----------
Increase (decrease) in total loans...  $  188,791   $  120,123   $  141,293   $  (15,799)  $   (9,664)
                                       ==========   ==========   ==========   ==========   ==========

---------------
(1) Includes scheduled payments, prepayments and chargeoffs.

     At December 31, 1999, our loan portfolio totaled $2.2 billion, of which 67% were automobile contracts net of unearned interest, 28% were loans secured by real property used primarily for residential purposes, 3% were commercial loans and 2% were other consumer loans. Our loan portfolio totaled $2.0 billion at December 31, 1998, of which 44% were automobile contracts, net of unearned interest, 51% were loans secured by real property used primarily for residential purposes, 3% were commercial loans and 2% were other consumer loans. Consumer loans serviced for the benefit of others increased to $3.9 billion at December 31, 1999 compared with $3.5 billion at December 31, 1998.

     The following table sets forth the composition of our loan portfolio by type of loan, including loans held for sale and loans serviced for the benefit of others, as of the dates indicated:

                                                        DECEMBER 31,
                       -------------------------------------------------------------------------------
                               1999                   1998                   1997              1996
                       --------------------   --------------------   --------------------   ----------
                         AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT
                       ----------   -------   ----------   -------   ----------   -------   ----------
                                                   (DOLLARS IN THOUSANDS)
Consumer loans:
  Automobile
    contracts........  $1,518,433     69.6%   $  923,953     46.4%   $  253,455     13.5%   $  267,716
  Other..............      52,210      2.4        57,024      2.8        62,871      3.4        56,553
                       ----------    -----    ----------    -----    ----------    -----    ----------
                        1,570,643     72.0       980,977     49.2       316,326     16.9       324,269
Less: unearned
  interest...........      54,248      2.5        48,015      2.4        22,225      1.2        33,768
                       ----------    -----    ----------    -----    ----------    -----    ----------
    Total consumer
      loans..........   1,516,395     69.5       932,962     46.8       294,101     15.7       290,501
Mortgage loans:
  Existing
    property.........     589,072     27.0       993,649     49.9     1,529,764     81.9     1,435,750
  Construction.......      23,190      1.1        18,345      0.9        15,835      0.9         5,501
                       ----------    -----    ----------    -----    ----------    -----    ----------
                          612,262     28.1     1,011,994     50.8     1,545,599     82.8     1,441,251
Less: undisbursed
  loan proceeds......      14,174      0.7         5,057      0.3         8,657      0.5         8,201
                       ----------    -----    ----------    -----    ----------    -----    ----------
    Total mortgage
      loans..........     598,088     27.4     1,006,937     50.5     1,536,942     82.3     1,433,050
Commercial loans.....      67,141      3.1        52,934      2.7        37,325      2.0         7,661
                       ----------    -----    ----------    -----    ----------    -----    ----------
    Total loans......  $2,181,624    100.0%   $1,992,833    100.0%   $1,868,368    100.0%   $1,731,212
                       ==========    =====    ==========    =====    ==========    =====    ==========
Loan serviced for the
  benefit of others:
  Automobile
    contracts........  $3,890,683     97.0%   $3,491,457     68.4%   $3,459,272     41.3%   $2,812,637
  Mortgage loans.....     120,832      3.0     1,612,103     31.6     4,917,712     58.7     4,436,789
                       ----------    -----    ----------    -----    ----------    -----    ----------
    Total loans
      serviced for
      the benefit of
      others.........  $4,011,515    100.0%   $5,103,560    100.0%   $8,376,984    100.0%   $7,249,426
                       ==========    =====    ==========    =====    ==========    =====    ==========

                                DECEMBER 31,
                       ------------------------------
                        1996             1995
                       -------   --------------------
                       PERCENT     AMOUNT     PERCENT
                       -------   ----------   -------
                           (DOLLARS IN THOUSANDS)
Consumer loans:
  Automobile
    contracts........    15.5%   $  320,870    18.4%
  Other..............     3.3        26,597      1.5
                        -----    ----------    -----
                         18.8       347,467     19.9
Less: unearned
  interest...........     2.0         4,440      0.3
                        -----    ----------    -----
    Total consumer
      loans..........    16.8       343,027     19.6
Mortgage loans:
  Existing
    property.........    83.0     1,406,552     80.5
  Construction.......     0.3         8,469      0.5
                        -----    ----------    -----
                         83.3     1,415,021     81.0
Less: undisbursed
  loan proceeds......     0.5        10,831      0.6
                        -----    ----------    -----
    Total mortgage
      loans..........    82.8     1,404,190     80.4
Commercial loans.....     0.4
                        -----    ----------    -----
    Total loans......   100.0%   $1,747,217   100.0%
                        =====    ==========    =====
Loan serviced for the
  benefit of others:
  Automobile
    contracts........    38.8%   $1,894,944    33.9%
  Mortgage loans.....    61.2     3,688,730     66.1
                        -----    ----------    -----
    Total loans
      serviced for
      the benefit of
      others.........   100.0%   $5,583,674   100.0%
                        =====    ==========    =====

THE HISTORY OF WESTCORP

     Western Thrift & Loan Association, a California-licensed thrift and loan association was founded in 1972. In 1973, Western Thrift Financial Corporation was formed as the holding company for Western Thrift & Loan Association. Western Thrift Financial Corporation later changed its name to Westcorp. In 1982, Westcorp acquired Evergreen Savings and Loan Association, a California-licensed savings and loan association, which became a wholly owned subsidiary of Westcorp. The activities of Western Thrift & Loan Association and Evergreen Savings and Loan Association were merged together in 1982, and Evergreen Savings and Loan Association's name was changed ultimately to Western Financial Bank.

     Western Thrift & Loan Association was involved in automobile finance activities from its incorporation until its merger with Evergreen Savings and Loan Association. At such time, the automobile finance activities of Western Thrift & Loan Association were continued by the Bank. In 1988, Westcorp Financial Services, Inc. was incorporated as a wholly owned consumer finance subsidiary of the Bank to provide non-prime automobile finance services, a market not serviced by the Bank's automobile finance division.

     In 1995, the Bank transferred its automobile finance division to Westcorp Financial Services and changed its name to WFS Financial Inc ("WFS"). In connection with that acquisition, the Bank transferred to WFS all assets relating to its automobile finance division, including the contracts held on balance sheet and all interests of the Bank in the excess spread payable from outstanding securitization transactions. The Bank also transferred all of the outstanding stock of WFS Financial Auto Loans, Inc., ("WFAL"), and WFS Financial Auto Loans 2, Inc., ("WFAL2"), the securitization entities of the Bank, thereby making these companies subsidiaries of WFS. In 1995, WFS sold approximately 20% of its shares in a public offering.

     On February 10, 2000, WFS completed a follow-on offering of 2,350,000 shares of common stock at a price of $15.00 per share. On March 10, 2000, underwriters for the follow-on offering exercised their over allotment option to purchase 300,000 additional shares bringing total net proceeds raised by WFS to approximately $37.9 million. The Bank purchased 1,000,000 shares of the total 2,650,000 shares issued by WFS. The primary purpose of the offering was to provide WFS with additional capital to fund growth, to increase the amount of contracts which can be acquired and held prior to sale in the asset-backed securities market, and to provide working capital for general corporate purposes. After the follow-on offering, the Bank owns approximately 82% of WFS' shares.

     The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). It is further subject to certain regulations of the Board of Governors of the Federal Reserve System ("FRS") which governs reserves required to be maintained against deposits and other matters. The Bank is also a member of the FHLB of San Francisco, one of twelve regional banks for federally insured savings and loan associations and banks comprising the FHLB System. The FHLB System is under the supervision of the Federal Housing Finance Board. WFS and certain other subsidiaries of the Bank are further regulated in part by various departments or commissions of the states in which they do business. Federal statutes and regulations primarily define the types of loans that the Bank and its subsidiary may originate.

MARKET AND COMPETITION

     We believe that the automobile finance industry is the second largest consumer finance industry in the United States with over $635 billion of loan and lease originations during 1999. The industry is generally segmented according to the type of car sold, new versus used, and the credit characteristics of the borrower, prime, non-prime or sub-prime. Based upon industry data, we believe that during 1999, prime, non-prime and sub-prime loan originations in the United States were $341 billion, $105 billion and $86 billion, respectively. The U.S. captive automobile finance companies, General Motors Acceptance Corporation, Ford Motor Credit Company and Chrysler Credit Corporation account for up to 30% of the automobile finance market. We believe that the balance of the market is highly fragmented and that no other market participant has greater than a 1% market share. Other market participants include the captive automobile finance companies of other manufacturers, banks, credit unions, independent automobile finance companies and other financial institutions.

     Our dealer servicing and underwriting capabilities enable us to compete effectively in the automobile finance market. Our ability to compete successfully depends largely upon our strong personal relationships with dealers and their willingness to offer to us those contracts that meet our underwriting criteria. Our relationship is fostered by the promptness with which we process and fund contracts as well as the flexibility and scope of the programs we offer. We purchase the full spectrum of prime and non-prime contracts secured by both new and used vehicles.

     The competition for contracts available within the prime and non-prime credit quality contract spectrum is more intense when the rate of automobile sales declines. Although we have experienced consistent growth for many years, we can give no assurance that we will continue to do so. Several of our competitors have greater financial resources than we have and may have a significantly lower cost of funds. Many of these competitors also have longstanding relationships with automobile dealers and may offer dealers or their customers other forms of financing or services not provided by us. The finance company that provides floor planning for the dealer's inventory is also ordinarily one of the dealer's primary sources of financings for automobile sales. We do not currently provide financing on dealers' inventories. We must also compete with dealer interest rate subsidy programs offered by the captive automobile finance companies. However, frequently those programs are limited to certain models or to certain loan terms which may not be attractive to many new automobile purchasers. Also, these programs are rarely offered on used vehicles.

     Competition in the retail banking business comes primarily from commercial banks, credit unions, savings and loan associations, mutual funds, and corporate and government securities. Many of the nation's largest savings and loan associations and other depository institutions are headquartered or have branches in California. We compete for deposits primarily on the basis of interest rates paid and the quality of service provided to our customers. We do not rely on any individual, group or entity for a material portion of our deposits.

     Competition in the commercial banking business comes primarily from other commercial banks that maintain a presence in southern California. In general, many commercial banks are more sizable institutions with larger lending capacities and depository services. We have differentiated ourselves by providing high quality service, local relationship management, prompt credit decisions, and competitive rates on both loans and depository products.

OUR BUSINESS STRATEGY

     Our business objective is to maximize long-term profitability by efficiently purchasing and servicing prime and non-prime credit quality automobile contracts that generate strong and consistent risk-adjusted returns. We believe we will be able to achieve this objective by employing our business strategies:

     - produce measured growth in automobile contract originations;

     - leverage technology to improve our business;

     - effectively price automobile contracts relative to risk; and

     - utilize the diverse funding sources of the Bank.

  PRODUCE MEASURED GROWTH IN AUTOMOBILE CONTRACT ORIGINATIONS

     Over the past five years, we have experienced a compounded annual growth rate in automobile contract purchases in excess of 26%.

                            ANNUAL GROWTH RATE CHART

     We provide a high degree of personalized service to our dealership base by marketing, underwriting and purchasing contracts on a local level. Our focus is to provide each dealer superior service by providing a single source of contact to meet the dealer's prime and non-prime financing needs. We believe that the level of our service surpasses that of our competitors by making our business development representatives available any time a dealer is open, making prompt credit decisions, negotiating credit decisions within available programs by providing structural alternatives and funding promptly.

     Growth of originations will be primarily through increased dealer penetration. We intend to increase contract purchases from our current dealer base as well as develop new dealer relationships. Prior to 1995, we originated contracts in seven, primarily western states. Subsequently, we increased our geographic penetration to 36 additional states. Although our presence is well established throughout the country, we believe that we still have opportunities to build market share, especially in those states which we entered since 1994. In addition, we have improved our dealer education and delivery systems in order to increase the ratio of contracts purchased to the amount of applications reviewed from a dealer, thereby improving the efficiency of our dealer relationships. We are also seeking to increase contract purchases through new dealer programs targeting high volume, multiple location dealers. These programs focus on creating relationships with dealers to achieve higher contract originations and improved efficiencies. We also originate loans directly from consumers on a limited basis. Additionally, we continue to explore other distribution channels including the Internet and are piloting different dealer-centric approaches to determine the most effective Internet strategies.

  LEVERAGE TECHNOLOGY TO IMPROVE OUR BUSINESS

     We are focused on leveraging technology to improve all aspects of our business. Over the past three years, we have implemented technology and streamlined operations to improve credit quality, enhance and manage growth and improve operating efficiency. We plan to realize additional benefits with ongoing investments in the future.

     Key technological initiatives implemented to date include our:

     - new automated front-end origination system which calculates borrower ratios, maintains lending parameters and approval limits, accepts electronic applications and directs applications to the appropriate credit analyst, all of which have reduced the cost of receiving, underwriting and funding automobile contracts;

     - custom designed proprietary scoring models that rank order the risk of loss occurring on a particular automobile contract;

     - new collection system platform utilizing new hardware and software to improve our ability to queue according to the level of risk, monitor collector performance and track delinquent automobile accounts;

     - centralized and upgraded borrower services department which includes remittance processing, interactive voice response technology and direct debit services; and

     - centralized imaging system that provides for the electronic retention and retrieval of account records.

     We are currently developing behavioral scoring models to enhance both the efficiency and effectiveness of our collection processes. We are also developing a second generation data warehouse to enhance our ability to maximize our profitability by dealer, and we are developing an on-line, Internet-based credit application to further enhance our growth.

  EFFECTIVELY PRICE AUTOMOBILE CONTRACTS RELATIVE TO RISK

     Quality underwriting and servicing are essential to effectively assess and price for risk and to maximize risk-adjusted returns. We rely on a combination of credit scoring models, system controlled underwriting policies and the judgment of our trained credit analysts to make risk-based credit decisions. We use credit scoring to differentiate applicants and to rank order credit risk in terms of expected default probability. Based upon this statistical assessment of credit risk, the underwriter is able to appropriately tailor contract pricing and structure.

     To achieve the return anticipated at origination, we have developed a disciplined servicing process for the early identification and cure of delinquent contracts and for loss mitigation. In addition, we provide credit and profitability incentives to our associates to make decisions consistent with our underwriting policies by offering bonuses based both on individual and office-wide performance.

  UTILIZE THE DIVERSE FUNDING SOURCES OF THE BANK

     The Bank provides diverse, low-cost funds through its retail and commercial banking divisions as well as its ability to issue commercial paper, obtain advances from the FHLB, sell securities under agreements to repurchase and to utilize other borrowing sources. These significant and diverse sources of funds provide liquidity at a low cost to fund our automobile contract purchases and allow us to opportunistically enter the automobile asset-backed securities market.

OPERATIONS

  AUTOMOBILE LENDING

     Locations

     We currently originate automobile contracts in 43 states through 45 offices. Each office manager is accountable for the performance of contracts originated in that office throughout the life of the contracts, including acquisition, underwriting, funding and collection. We have two regional production and servicing centers located in California and Texas with functions including data entry and verification, records management, remittance processing, customer service call centers and automated dialers. We maintain three regional bankruptcy and remarketing centers and have a centralized asset recovery center located in California. Our corporate offices are located in Irvine, California.

     Business Development

     Our marketing research staff locate geographic areas which exhibit demographic characteristics that we believe will allow us to achieve the level of originations necessary to provide us the maximum return given the costs associated with establishing an office. These characteristics include population size, number of dealers, the regulatory environment and competition. Within the geographic area, we locate our offices in sections of high dealer concentration to facilitate personal service in the local markets, including consistent buying practices, quick credit decisions, operations open seven days a week, competitive rates, a dedicated customer service staff and prompt funding. This personal service is provided by a team of experienced business development representatives with an established reputation for responsiveness and integrity that call on dealers in a consistent and professional manner. We believe that our local presence and service provide the opportunity to build strong and lasting relationships with dealers.

     The business development representatives' responsibilities include improving our relationship with existing dealers and enrolling and educating new dealers to increase the number of contracts originated. Our business development representatives target selected dealers within their territory based upon volume, potential for business, financing needs of the dealers, and competitors that are doing business with such dealers. If we decide to do business with a new dealer, we perform a review process. This process includes verifying that the dealer holds a current business license and determining the length of time the dealer has been in business. Additionally, we may review current financial statements, inventory on hand and floor planning or other financing arrangements that the dealer maintains.

     We will then enter into a non-exclusive dealership agreement with the dealer. This agreement contains certain representations regarding the contracts the dealer will sell to us. Due to the non-exclusive nature of our relationship with dealers, they retain discretion to determine whether to sell contracts to us or another financial institution. The business development representative is responsible for educating the finance managers about the types of contracts that meet our underwriting standards. This education process ensures that we minimize the number of applications we receive that are outside our underwriting guidelines, thereby increasing our efficiency and lowering our overall cost to originate contracts.

     After this relationship is established, the business development representative continues to actively monitor the relationship with the objective of maximizing the overall profitability of each dealer relationship within their territory. This includes ensuring that a significant number of approved applications received from a particular dealer are actually funded by us, ensuring that the type of contract received meets our underwriting standards, monitoring the risk-based pricing of contracts acquired and reviewing the actual performance of the contracts purchased. To the extent that a dealer does not meet minimum conversion ratio or lending volume standards, the dealer may be precluded from sending us applications in the future. During the past twelve months, our dealer base has declined from 11,323 to 8,722, primarily as a result of us eliminating dealers that did not meet our standards. Our increase in volume is a result of funding more contracts per those dealers that met our standards. Business development managers within each regional business center provide direct management oversight to each business development representative. In addition, the director of sales and marketing provides oversight management to ensure that all business development managers and representatives are following overall corporate guidelines.

     Underwriting and Purchasing of Contracts

     The underwriting process begins when an application is faxed to our centralized data entry center. Our data entry group enters the applicant information into our front-end underwriting computer system. Once the application has been entered, the computer system automatically pulls credit bureau information on the applicant, which is then routed through one of our multiple proprietary credit scorecards.

     We use credit scoring to differentiate credit applicants and to rank order credit risk in terms of expected default probabilities, which enables us to tailor contract pricing and structure according to this statistical assessment of credit risk. For example, a consumer with a lower score would indicate a higher probability of default; therefore, we would structure and price the transaction to compensate for this higher default risk. Multiple scorecards are used to accommodate the full spectrum of contracts we purchase. In addition to a credit score, the system highlights certain aspects of the credit application which have historically impacted the credit worthiness of the borrowers.

     Credit analysts are responsible for properly structuring and pricing deals to meet our risked-based criteria. Credit analysts review the information, structure and price of an application and make a determination whether to approve, decline or make a counteroffer to the dealer. Each credit analyst's lending levels and approval authorities are established based on the individual's credit experience and portfolio performance, credit manager audit results and quality control review results. Higher levels of approvals are required for higher credit risk and are controlled by system driven parameters and limits. System driven controls include limits on interest rates, contract terms, contract advances, payment to income ratios, debt to income ratios, collateral values and low side overrides.

     Once adequate approval has been received, the computer system automatically sends a fax back to the dealer with our credit decision, specifying approval, denial or conditional approval based upon modification to the structure such as increase in down payment, reduction of term, or the addition of a co-signer. As part of the approval process, the system or the credit analyst may require that some of the information be verified, such as income, employment, residence or credit history of the applicant. The system increases efficiency by automatically denying approval in certain circumstances without additional underwriting being performed. These automated notices are controlled by parameters set by us consistent with our credit policy.

     If the dealer accepts the terms of the approval, the dealer is required to deliver the necessary documentation for each contract to the appropriate office. The operations group audits such documents for completeness and consistency with the application, providing final approval and funding of the contract. A direct deposit is made or a check is prepared and is promptly sent to the dealer for payment. The dealer's proceeds include an up-front dealer participation paid to the dealer for consideration of the acquisition of the contract. The completed contract file is then forwarded to the appropriate records center for imaging.

     Under the direction of the Credit Pricing Committee, the Chief Credit Officer oversees credit risk management, sets underwriting policy, monitors contract pricing and tracks compliance to underwriting policies and re-underwrites select contracts. If re-underwriting statistics are unacceptable, all monthly and quarterly incentives are forfeited by the office that originated the contracts. Our internal quality control group reviews contracts on a statistical sampling basis to ensure adherence to established lending guidelines and proper documentation requirements. Credit managers within each regional business center provide direct management oversight to each credit analyst. In addition, the Chief Credit Officer provides oversight management to ensure that all credit managers and analysts are following overall corporate guidelines.

     Servicing of Contracts

     We service all of the automobile contracts we purchase, both those held by us and those sold in securitization transactions. The servicing process includes the routine collection and processing of payments, responding to borrower inquiries, maintaining the security interest in the vehicle, maintaining physical damage insurance coverage and repossessing and selling collateral when necessary. During the fourth quarter of 1999, we implemented a new collection system to further improve our collection processes and reduce operating expenses.

     We use monthly billing statements to serve as a reminder to borrowers as well as an early warning mechanism in the event a borrower has failed to notify us of an address change. Approximately 15 days before a borrower's payment is due, we mail the borrower a billing statement directing the borrower to mail payments to our lockbox address. Payments received in the mail or through our offices are processed by our remittance processing center using state of the art lockbox equipment. To expedite the collection process, we accept payments from borrowers through automated payment programs including PC banking, direct debits and third party payment processing services. Our customer service center uses interactive voice response technology to answer routine account questions and route calls to the appropriate service counselor.

     Our fully integrated servicing and collections system automatically forwards accounts based on estimated likelihood of default and delinquency status to our automated dialers or to our collection centers throughout the country. Borrowers who are past due initially receive a call from a collector queued by our automated telephone dialing system. If the system is unable to reach a borrower within a specified number of days or if the account is beyond 21 days delinquent, the account is forwarded to a collection specialist within the office that originated the contract. This process balances the efficiency of centralized collection efforts with the effectiveness of decentralized personal collection efforts. Our systems also track delinquencies and chargeoffs, monitor the performance of our collection associates and forecast potential future delinquency. To assist in the collection process, we can access original documents through our imaging system, which stores all the documents related to each contract. We limit deferments to a maximum of three over the life of the contract and rarely rewrite contracts.

     If satisfactory payment arrangements are not made, the automobile is generally repossessed within 60 to 90 days of the date of delinquency, subject to compliance with applicable law. We use independent contractors to perform repossessions. The automobile remains in our custody generally for 15 days, or longer if required by local law, to provide the obligor the opportunity to redeem the contract. If after the redemption period the delinquency is not cured, we write down the vehicle to fair value and reclassify the contract as a repossessed asset. After the redemption period expires, we prepare the automobile for sale. We sell substantially all repossessed automobiles through wholesale automobile auctions, subject to applicable law. We do not provide the financing on repossessions sold. We use regional remarketing departments to sell our repossessed vehicles. Once vehicles are sold, any remaining deficiency balances are then charged off. At December 31, 1999, the total amount of repossessed automobiles managed by us was $3.4 million or 0.06% of the total serviced contracts compared with $7.8 million or 0.18% of total serviced contracts at December 31, 1998 and $9.7 million or 0.26% of total serviced contracts at December 31, 1997.

     It is our policy to charge off an account when it becomes contractually delinquent by 120 days, even if we have not yet repossessed the vehicle. At the time that the contract is charged off, all accrued interest is also reversed. After chargeoff, we collect deficiency balances through our centralized asset recovery center. These efforts include contacting the borrower directly, seeking a deficiency judgment through a small claims court, or instituting other judicial action where necessary. In some cases, particularly where recovery is believed to be less likely, the account may be assigned to a collection agency for final resolution. We also monitor payment plans on those obligors who have filed for bankruptcy.

  RETAIL BANKING

     Our retail banking operations are conducted through 25 branch offices located throughout California. At December 31, 1999 and 1998, the total deposits gathered by the retail banking division were $2.1 billion. Due to the limited number of branch offices, we have historically focused on certificates of deposit accounts as the primary product offered by the retail banking division.

     During 1997, we determined to lower the overall cost of funds generated in our retail banking division by introducing demand deposit and money market accounts to our existing customer base. Additionally, we installed automated teller machines to provide our customers with 24-hour access to their depository accounts. Based upon the success of our initial introduction of these products, we determined to aggressively market our products to a new customer base. During 1998, we also added small business deposit accounts and business money market accounts to our line of products. We target small and middle market businesses generally with annual gross sales under $10 million for our business deposit products. We also aggressively pursue personal banking relationships with the principals and associates of such businesses.

     As a result of the change in our deposit gathering strategy, we have been able to increase the amount of retail demand deposit and money market accounts to $477 million at December 31, 1999 compared with $341 million and $131 million at December 31, 1998 and 1997, respectively. At December 31, 1999, demand deposit and money market accounts represented 24% of our total retail deposits. This change has reduced our retail banking all-in cost of funds (interest cost of deposits plus operating costs to gather such deposits) compared with the 11th district cost of funds by 132 basis points from 1998 to 1999.

  COMMERCIAL BANKING

     We focus our commercial banking operations in the Orange, Los Angeles and San Diego County metropolitan areas, operating through our Irvine headquarters office. We target commercial clients with sales between $10 and $100 million. We offer our commercial clients a full array of deposit and loan products that are priced competitively and designed specifically for the commercial clients we serve. The commercial banking division's strategy is to generate deposits in excess of the loans it funds to provide another source of liquidity for the Bank. Deposit products include money market, business checking and certificate of deposit accounts delivered either through direct contact or through cash management services. Loan products include term loans, lines of credit, asset-based loans, construction and real estate loans. We also offer consumer deposit and money market accounts as well as consumer loans and lines of credit to the company owners, management and their associates. Loan products are generally priced on a floating rate basis, based on the prime rate or LIBOR rate. Fixed rates are generally limited to a one-year term or less.

     Credit quality is managed by having each loan reviewed for approval by a credit committee comprised of the Bank's President, Chairman of the Board, Board members and other executives of the company. In addition, account officers are directly assigned to specific accounts to maintain close contact with the customer. Such contact allows for greater opportunity to cross sell products, as well as for observing and continually evaluating the customer for potential credit problems.

     At December 31, 1999, the commercial banking division had generated $216 million in deposits compared with $80 million and $67.5 million at December 31, 1998 and 1997, respectively. Commercial loans outstanding totaled $67.1 million, $52.9 million and $41.7 million at December 31, 1999, 1998, and 1997, respectively.

  MORTGAGE PORTFOLIOS

     We have from time to time originated mortgage products that were held on our balance sheet rather than selling such products into the secondary markets. Other than mortgage loans originated on a limited basis through the commercial banking division, we do not expect to add mortgage loans to our balance sheet.

     Our total mortgage loan portfolio (including those held for sale) consisted of the following:

                                                                    DECEMBER 31,
                                                      ----------------------------------------
                                                            1999                  1998
                                                      -----------------    -------------------
                                                       AMOUNT       %        AMOUNT        %
                                                      --------    -----    ----------    -----
                                                               (DOLLARS IN THOUSANDS)
Single family residential loans:
  First trust deeds.................................  $281,419     47.1%   $  617,914     61.4%
  Second trust deeds................................     6,885      1.1        27,052      2.7
                                                      --------    -----    ----------    -----
                                                       288,304     48.2       644,966     64.1
Multifamily residential loans.......................   272,132     45.5       331,652     32.9
Construction loans..................................    23,190      3.9        18,345      1.8
Other...............................................    28,636      4.8        17,031      1.7
                                                      --------    -----    ----------    -----
                                                       612,262    102.4     1,011,994    100.5
Less: undisbursed loan proceeds.....................    14,174      2.4         5,057      0.5
                                                      --------    -----    ----------    -----
          Total mortgage loans......................  $598,088    100.0%   $1,006,937    100.0%
                                                      ========    =====    ==========    =====

     The following table sets forth information on the amount of fixed rate mortgage loans and adjustable rate mortgages ("ARMs"), net of undisbursed loan proceeds, in our portfolio:

                                                                    DECEMBER 31,
                                                      ----------------------------------------
                                                            1999                  1998
                                                      -----------------    -------------------
                                                       AMOUNT       %        AMOUNT        %
                                                      --------    -----    ----------    -----
                                                               (DOLLARS IN THOUSANDS)
Fixed rate loans....................................  $ 54,319      9.1%   $  280,589     27.9%
Adjustable rate loans:
  With negative amortization........................   392,410     65.6       514,819     51.1
  Without negative amortization.....................   151,359     25.3       211,529     21.0
                                                      --------    -----    ----------    -----
          Total mortgage loans......................  $598,088    100.0%   $1,006,937    100.0%
                                                      ========    =====    ==========    =====

  CONSTRUCTION LOANS

     On a limited basis, we originate construction loans primarily for single family owner-occupied residences and commercial real estate. These include loans for the acquisition and development of unimproved property to be used for residential and commercial purposes. The construction loan portfolio generally consists of loans with terms ranging from 12 to 18 months with fully indexed adjustable interest rates that range between 7.50% and 8.75%. Advances are generally made to cover actual construction costs and include a reserve for paying the stated interest due on the loan.

TRANSACTIONS WITH RELATED PARTIES

     In our opinion, the transactions described herein under the caption "Transactions with Related Parties" have been on terms no less favorable to us than could be obtained from unaffiliated parties, notwithstanding that the transactions were not negotiated at arm's length. However, the transactions were approved by our entire Board of Directors and the Boards of Directors of the Bank and WFS, including their respective independent directors.

  INTERCOMPANY BORROWINGS

     WFS has three separate borrowing arrangements with the Bank. The senior note and the promissory note are long-term, unsecured debt, while the line of credit is designed to provide short-term financing for the purchase of contracts. These borrowings are the only source of liquidity for WFS outside of the asset-backed securities market. These transactions eliminate upon consolidation of WFS with the Bank.

     The principal amount outstanding under the senior note payable to the Bank was $43.9 million at December 31, 1999. The original principal amount under the senior note payable was $125 million. The senior note provides for principal payments of $25.0 million per year, commencing on April 30, 1999 and continuing through its final maturity, April 30, 2003. During 1999, WFS made paydowns of $66.1 million without prepayment penalties. Interest payments on the senior note are due quarterly, in arrears, calculated at the rate of 7.25% per annum. Interest expense totaled $5.4 million for the year ended December 31, 1999 and $9.0 million and $9.1 million for the years ended December 31, 1998 and 1997, respectively.

     WFS has $135 million outstanding under the terms of the promissory note payable to the Bank. The promissory note provides for principal payments of $67.5 million per year, commencing July 31, 2001 and continuing through its final maturity, July 31, 2002. Interest payments on the senior note are due quarterly, in arrears, calculated at the rate of 9.42% per annum. Interest expense totaled $9.3 million for the year ended December 31, 1999 and $4.7 million and $2.0 million for the years ended December 31, 1998 and 1997, respectively.

     Pursuant to the terms of the senior note and the promissory note, WFS has agreed that until the senior note and the promissory note are paid in full, it will not incur any other indebtedness which is senior to the obligations evidenced by the senior note and the promissory note except for indebtedness collateralized or secured under the line of credit described below and indebtedness for similar types of warehouse lines of credit.

     The line of credit extended to WFS by the Bank permits it to draw up to $1.3 billion. WFS does not pay a commitment fee for the line of credit. The line of credit terminates on December 31, 2004, although WFS may extend the line of credit for additional periods up to 60 months. When secured, the line of credit carries an interest rate equal to one-month LIBOR plus 62.5 basis points. When unsecured, the line of credit carries an interest rate equal to one-month LIBOR plus 112.5 basis points. Throughout 1999, the line of credit was secured. Interest on the amount outstanding under the line of credit is paid monthly, in arrears, and is calculated on the daily average amount outstanding that month. At December 31, 1999, $551 million was outstanding on the line of credit. Interest expense was $17.2 million for the year ended December 31, 1999 and $16.8 million and $6.1 million for the years ended December 31, 1998 and 1997, respectively.

  SHORT-TERM INVESTMENTS

     WFS invests its cash at the Bank under an investment agreement. The Bank pays WFS an interest rate equal to the Federal composite commercial paper rate on this cash. At December 31, 1999 and December 31, 1998, WFS held no excess cash with the Bank under the investment agreement. Interest earned totaled $0.1 million for the year ended December 31, 1999, $0.5 million for the year ended December 31, 1998 and $1.7 million for the year ended December 31, 1997. This short-term investment eliminates upon consolidation.

  WFS REINVESTMENT CONTRACT

     Through a series of agreements which WFS, the Bank, WFAL2 and other parties have entered into, WFS has access to the cash flows of each of the outstanding securitization transactions, including the cash held in each spread account. WFS is permitted to use that cash as it determines, including in the ordinary business activities of originating contracts.

     The securitization agreements for all securitization transactions require, provided certain conditions are met, that all cash flows of the relevant trusts and the associated spread accounts be invested in eligible investments. The Bank and WFAL2 have entered into a reinvestment contract in connection with each securitization transaction, which is deemed to be an eligible investment under the relevant securitization agreements.

     A limited portion of the invested funds may be used by WFAL2 and the balance may be used by the Bank. The Bank makes its portion available to WFS through the terms of a reinvestment contract with WFS. Under this reinvestment contract, WFS receives access to all of the cash available to the Bank under each trust reinvestment contract. WFS is obligated to repay the Bank an amount equal to the cash it used, when needed by the Bank, to meet its obligations under the individual trust reinvestment contracts. With the portion of the cash available to it under the individual trust reinvestment contracts, WFAL2 purchases contracts from WFS through the terms of sale and servicing agreements.

  TAX SHARING AGREEMENT

     We and our subsidiaries are parties to a tax sharing agreement with WFS, the Bank and their subsidiaries, pursuant to which a consolidated federal tax return is filed for all parties to the agreement. Under the agreement, the tax due by the group is allocated to each member based upon the relative percentage of each member's taxable income to that of all members. Each member pays us its estimated share of that tax liability when otherwise due, but in no event may the amount paid exceed the amount of tax which would have been due if a member were to file a separate return. A similar process is used with respect to state income taxes for those states which permit the filing of a consolidated or combined return. Tax liabilities to states which require the filing of separate tax returns for each company are paid by each company. The term of the tax sharing agreement commenced on the first day of the consolidated return year beginning January 1, 1994 and continues in effect until the parties to the tax sharing agreement agree in writing to terminate it.

  MANAGEMENT AGREEMENTS

     We have entered into certain management agreements with the Bank and WFS pursuant to which we pay our allocated portion of certain costs incurred by the Bank and WFS. Such costs include the cost of services or facilities of the Bank and WFS used by us or our subsidiaries, including our principal office facilities and certain field offices, and overhead and associate benefits pertaining to Bank and WFS associates who also provide services to us or our subsidiaries. Additionally, as part of these management agreements, the Bank and WFS have agreed to reimburse us for similar costs incurred. The management agreements may be terminated by any party upon five days prior written notice without cause, or immediately in the event of the other party's breach of any covenant, obligation, or duty contained in the applicable management agreement or for violation of law, ordinance, statue, rule or regulation governing either party to the applicable management agreement. Such payments eliminate upon consolidation.

SUPERVISION AND REGULATION

  GENERAL

     In 1989, Congress adopted the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA"). Congress' adoption of FIRREA substantially changed the laws under which Westcorp and the Bank operate. In 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"). FDICIA requires specified regulatory agencies to adopt regulations which have broad application to insured financial institutions such as the Bank. In 1994 and 1996, Congress adopted the Riegle Community Development and Regulatory Improvement Act ("RCDA") and the Deposit Insurance Fund Act (the "Fund Act"), respectively. The adoptions of RCDA and the Fund Act modified some of FDICIA's requirements.

     Set forth below is a discussion of how Congress' adoption of FIRREA, FDICIA, RCDA, and the Fund Act changed the laws under which Westcorp and the Bank operate. In addition, in 1999, Congress adopted the Gramm-Leach-Bliley Act which modified a portion of the Bank Holding Company Act, among other changes. The changes applicable to Westcorp and the Bank are discussed below.

     To the extent, however, that any of the following discussion describes statutory or regulatory provisions, the exact language of the statute or regulatory provision qualifies any such discussion. Furthermore, any future changes in the applicable law or regulation or in the policies of various regulatory authorities may have a material effect on our business. Accordingly, Westcorp cannot assure you that we will not be affected by any such further changes.

  WESTCORP

     The Savings and Loan Holding Company Act

     Westcorp, by virtue of its ownership of the Bank, is a savings and loan holding company within the meaning of the Home Owners' Loan Act ("HOLA"), which was amended by FIRREA and most recently by the Gramm-Leach-Bliley Act. Savings and loan holding companies and their savings association subsidiaries, such as Westcorp and the Bank, are extensively regulated by Federal laws.

     Westcorp is a savings and loan holding company registered with the Office of Thrift Supervision. Therefore, Westcorp is subject to the OTS' regulations, examination and reporting requirements. Westcorp is a "unitary" savings and loan holding company within the meaning of regulations promulgated by the OTS. As a result, Westcorp is virtually unrestricted in the types of business activities in which it may engage, provided the Bank continues to meet the Qualified Thrift Lender test under HOLA. Westcorp intends to remain a unitary savings and loan holding company. However, if Westcorp acquires one or more insured institutions and operates them as separate subsidiaries rather than merging them with the Bank, or if certain other circumstances not currently applicable to Westcorp arise, Westcorp would be treated as a "multiple" savings and loan holding company. As a "multiple" savings and loan holding company, additional regulatory restrictions would be imposed on Westcorp. Westcorp does not anticipate that those circumstances will arise unless Westcorp acquires one or more insured institution as a result of a supervisory acquisition and the insured institution meets the Qualified Thrift Lender test.

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

     Additionally, FIRREA empowers the OTS to take substantive action when it determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of any particular activity constitutes a serious risk to the financial safety, soundness, or stability of that holding company's subsidiary savings association. Thus, FIRREA confers on the OTS oversight authority for all holding company affiliates, not just the Bank. Specifically, the OTS may, as necessary:

     - limit the payment of dividends by the Bank;

     - limit transactions between the Bank, the holding company and the subsidiaries or affiliates of either; and

     - limit any activities of the holding company that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the Bank.

     Any of these limits may be issued in the form of regulations or a directive having the effect of a cease and desist order.

     HOLA also limits the type of activities and investments in which the savings association subsidiaries of a savings and loan holding company may participate if the investment and/or activity involves an affiliate of that savings association's subsidiary. In general, savings association subsidiaries of a savings and loan holding company are subject to Sections 23A and 23B of the Federal Reserve Act ("FRA") in the same manner and to the same extent as if the savings association were a member bank of the FRS, as well as regulations adopted by the OTS. Section 23A of the FRA places certain quantitative limitations on certain transactions between a bank, including its subsidiaries, and affiliates. The quantitative limitations are based upon a percentage of the savings association's capital stock and surplus. Transactions covered by Section 23A of the FRA, include transactions involving:

     - loans or extensions of credit to the affiliate;

     - the purchase of or investment in securities issued by an affiliate;

     - the purchase of certain assets from an affiliate;

     - the acceptance of securities issued by an affiliate as security for a loan or extension of credit to any person; or

     - the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

     The Board of Governors of the FRS revised the definition of capital stock and surplus for purposes of Section 23A so that it is more consistent with the definitions used by the Board in calculating the limits in Regulation O for insider lending, and by the Office of the Comptroller of the Currency ("OCC") in calculating the limit on loans by a national bank to a single borrower. The revised definition of capital stock and surplus permits the Bank to include subordinated debt that it issues in the calculation of capital stock and surplus, as long as the debt qualifies for inclusion in Tier 2 capital.

     In addition, Section 23B requires that transactions between a savings association subsidiary or its subsidiary and an affiliate must meet certain qualitative limitations. Section 23B requires that such transactions be on terms that are at least as favorable to the bank or its subsidiary as are the terms of the transactions with unaffiliated companies.

     Section 11 of the HOLA, as amended by FIRREA, also specifically prohibits a savings association subsidiary of the savings and loan holding company from:

     - making a loan or extension of credit to an affiliate, unless that affiliate is engaged only in activities permitted to bank holding companies under Section 4(c) of the Bank Holding Company Act, or

     - purchasing or investing in the securities of an affiliate, other than a subsidiary of the savings association.

     Under most circumstances, the above prohibitions include a purchase of assets from an affiliate of the savings association subsidiary that is made subject to the affiliate's agreement to repurchase the assets. The OTS regulations exclude transactions between a savings association subsidiary and its subsidiaries from the limitations of those sections. This exclusion is consistent with the provisions of Sections 23A and 23B of the Federal Reserve Act. However, the OTS regulations also define certain subsidiaries to be affiliates of the savings association subsidiary. Therefore, such certain subsidiaries are subject to the requirements of those sections of the OTS regulation. At the present time, none of the Bank's subsidiaries are within the definition of an affiliate for purposes of the OTS regulations.

     Amendments to FIRREA and FDICIA require that savings association subsidiaries comply with the requirements of Federal Reserve Act Sections 22(g) and 22(h), and Regulation O of the Federal Reserve System, with respect to loans to executive officers, directors and principal shareholders, in the same manner as member banks. The RCDA permits loans secured by a first lien on an executive officer's residence to be made without prior approval of the board of directors of the financial institution. As a matter of policy, the Bank does not make loans to executive officers, directors or principal shareholders.

     The Gramm-Leach-Bliley Act

     In 1999, Congress adopted the Gramm-Leach-Bliley Act ("GLBA"). GLBA substantially modernizes how financial services are provided to the American public. Significantly, GLBA permits insurance, banking and securities firms to be owned by a single owner. GLBA also prohibits unitary savings and loan holding companies, like us, from being acquired by commercial companies. We are permitted under GLBA, however, to continue to engage in any business opportunities in which we had a right to engage prior to the enactment of GLBA. In short, GLBA does not have any effect on our business, and we do not expect that any of its provisions will have an adverse effect on our operations or our financial condition.

     However, because GLBA liberalizes the activities permitted to a bank holding company from those closely related to banking to those which are financial activities, entities which are well capitalized but previously could not own banks can now acquire a bank and become a bank holding company. Thus, GLBA creates the potential for well capitalized entities to enter into the banking business. As any such entity could have become a unitary savings and loan holding company prior to enactment of GLBA, Westcorp does not anticipate that this change in the laws applicable to bank holding companies will have a significant affect upon Westcorp or the Bank.

     Under GLBA, savings associations have gained the same treatment long applicable to banks and are now exempt from registering as an "investment company" when using common or collective trust funds to offer trust and other fiduciary services to their customers. GLBA expanded the exemption by amending
Section 2(a)(5)(A) of the Investment Company Act to include "depository institutions" within the meaning of "bank." That term encompasses savings associations insured by the FDIC. GLBA also amended Sec-tion 3(a)(2) of the Securities Act of 1933 to exempt the interests in common or collective trust funds from registration as securities.

     GLBA also creates additional obligations on financial institutions regarding the safeguarding of nonpublic personal information of their customers and creates affirmative duties to advise customers as to what the financial institutions do with their customers' nonpublic personal information. Westcorp and the Bank do not believe that these privacy requirements will have a significant impact on the Bank or any of its subsidiaries, because the Bank and its subsidiaries have historically safeguarded the personal confidential information of their customers as required by other federal statutes.

  THE BANK

     California Savings Association Law

     As a federally chartered institution, the Bank's investments and borrowings, loans, issuance of securities, payments of interest and dividends, establishment of branch offices and all other aspects of its operations are subject to the exclusive jurisdiction of the OTS. In other words, the OTS jurisdiction preempts the jurisdiction of the California Financial Code or regulations of the California Commissioner of Financial Institutions. The OTS adopted regulations preempting state laws pertaining to the operations of federal savings associations and their operating subsidiaries.

     Federal Home Loan Bank System

     The Bank, as a member of the Federal Home Loan Bank System ("FHLB System"), is required to own capital stock in the FHLB System. The amount of capital stock must be at least equal to the greater of 1% of the aggregate outstanding balance of its loans secured by residential real property or 5% of the sum of advances outstanding plus committed FHLB System commercial paper lines. The Bank is in compliance with this requirement.

     However, the GLBA establishes a new capital structure for the FHLB System with new leverage and risk-based capital requirements based on permanence of capital. Capital will include retained earnings and two forms of stock: Class A stock redeemable with six months' written notice and Class B stock redeemable with five years' written notice. A transition period for movement to the new capital regime is provided. The Federal Home Finance Board shall issue capital regulations not later than one year after the date of GLBA's enactment (November 12, 1999.) The current capital regime shall remain in effect until the new regulations are in place.

     Since the adoption of FIRREA, the requirements imposed by FIRREA on the FHLB System have significantly reduced the dividends which the Bank has received on its FHLB System stock. Each savings association in the FHLB System is required to transfer a percentage of its annual net earnings to the Affordable Housing Program, as defined in FIRREA. This amount is a minimum of 10% of the annual net income of each bank in the FHLB System.

     Insurance of Accounts

     The FDIC administers two separate deposit insurance funds for financial institutions:

     - the Savings Association Insurance Fund ("SAIF"), which insures the deposits of savings associations that were insured by the Federal Savings and Loan Insurance Corporation ("FSLIC") prior to the enactment of FIRREA; and

     - the Bank Insurance Fund ("BIF"), which insures the deposits of banking institutions that were insured by the FDIC prior to FIRREA.

     Commencing in 1989, the deposits of the Bank became insured through the SAIF to the maximum amount permitted by law, which is currently $100,000.

     During 1999, the Bank was required to pay insurance premiums of $1.9 million. FDICIA required the FDIC to implement a risk-based assessment system under which a banking institution's premiums are based on the FDIC's determination of the relative risk that the condition of the banking institution poses to its insurance fund. In response, the FDIC adopted a final rule, effective January 1, 1994. Under this rule, each insured banking institution is classified as "well capitalized," "adequately capitalized" or "undercapitalized." These three classifications use definitions substantially the same as the definitions adopted with respect to the "prompt corrective action" rules adopted by the regulatory agencies under FDICIA. See "Prompt Corrective Regulatory Action." Within each of these three classifications, the FDIC has created three risk categories into which an institution may be placed, based upon the supervisory evaluations of the institution's primary federal financial institution regulatory agency and the FDIC. These three risk categories consist of:

     - those institutions deemed financially sound;

     - those with demonstrated weakness that could result in significant deterioration of the institution and risk of loss to the FDIC; and

     - those which pose a substantial probability of loss to the FDIC.

     Each of these nine assessment categories for SAIF insured banking institutions, such as the Bank, is assigned an assessment rate. Under the regulations, a banking institution may not disclose the risk-based assessment category to which it has been assigned.

     Pursuant to the provisions of FIRREA, the FDIC adopted a significant reduction in the insurance premiums to be paid by those financial institutions, primarily commercial banks, whose deposits are insured under the BIF. For BIF insured institutions, the assessment rate ranged from 0 to 27 basis points per annum of the institution's deposit assessment base, with a minimum premium of $2,000 per year. However, for SAIF insured institutions the assessment rate ranged from 23 to 31 basis points per annum. The Fund Act provides for elimination of the differential in premiums. In addition, the Fund Act authorized a one-time special assessment of 65.7 basis points of SAIF-assessable deposits as of March 31, 1995, to be paid by SAIF insured institutions to recapitalize the SAIF. On November 27, 1996, the FDIC collected from the Bank a special assessment of $11.6 million. As a result of the special assessment required by the Fund Act, the SAIF was capitalized at the target Designated Reserve Ratio ("DRR") of 1.25% of estimated insured deposits on October 1, 1996. Therefore, the FDIC lowered the rates on assessments paid to the SAIF, while simultaneously widening the spread between the lowest and highest rates, to avoid collecting more than needed to maintain the DRR, and to improve the effectiveness of the risk-based system. Effective October 1, 1996, for all SAIF insured institutions other than SAIF-member savings associations, the assessment rate ranged from 0 to 27 basis points per annum. On January 1, 1997, the adjusted rates became effective for all institutions including the Bank.

     FIRREA established a five year moratorium on conversions from the SAIF to the BIF. The Resolution Trust Corporation Completion Act ("RTCCA"), enacted on December 17, 1993, extended this moratorium until the date on which the SAIF first meets the reserve ratio designed for it. The Fund Act provides that the moratorium will now terminate on the earlier of January 1, 2000 or when the bank and savings association charters are united and the BIF and SAIF are merged. There are several exceptions to this moratorium. Most importantly, a SAIF member may convert to a bank charter if the resulting bank remains a SAIF member during the term of the moratorium. Additionally, conversions to a bank charter can take place during the moratorium if:

     - it affects only an "insubstantial" portion of an institution's total deposits and is approved by the FDIC;

     - it results from the acquisition of a troubled institution that is in default or in danger of default and is approved by the FDIC; or

     - it results from a merger or consolidation of a bank and a savings association and is approved by the FDIC or the OCC, as well as by the FRS.

     The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution:

     - either has engaged or is engaging in unsafe or unsound practices;

     - is in an unsafe or unsound condition to continue operations; or

     - has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.

     The FDIC also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which could result in termination of the Bank's deposit insurance.

     Liquidity Requirements

     Under OTS regulations, the Bank must maintain an average daily balance of liquid assets equal to at least 4% of the Bank's average daily balance of net withdrawal accounts and borrowings payable on demand or in one year or less. The balance of liquid assets includes cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations and certain corporate debt obligations and commercial paper. If at any time the Bank's liquid assets do not at least equal, on an average daily basis for any quarter, the amount required by these regulations, the Bank would be subject to various OTS enforcement procedures, including monetary penalties. At December 31, 1999, the Bank's percentage was 8.9%. Thus, the Bank was in compliance with these requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity."

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

     At December 31, 1999, the Bank met the capital requirements of a well capitalized association as defined by the regulation. At that date, the Bank held $28.6 million of brokered deposits.

     Regulatory Capital Requirements

     The HOLA, as amended by FIRREA, mandates that the OTS promulgate capital regulations that include capital standards no less stringent than the capital standards applicable to national banks.

     The HOLA and the OTS regulations require savings associations to maintain "core capital" in an amount not less than 3% of adjusted total assets. However, effective April 1, 1999, all savings associations that do not have a Capital, Asset Quality, Management, Earnings, Liquidity, Sensitivity toward market risk ("CAMELS") rating system composite rating of 1 must maintain core capital in an amount of not less than 4% of adjusted total assets. The OTS capital regulations already permit the OTS to impose a higher individual minimum capital requirement on a case-by-case basis. The Bank is not currently subject to this requirement. The Bank's core capital ratio at December 31, 1999 was 8.85%. Core capital is defined in the OTS capital regulations as including, among other things:

     - common shareholder's equity (including retained earnings);

     - a certain portion of the association's qualifying supervisory goodwill;

     - noncumulative perpetual preferred stock and related surplus; and

     - capitalized servicing rights ("CSRs") and purchased credit card relationships ("PCCRs") meeting certain valuation requirements.

     All CSRs and PCCRs that are includable in capital are each subject to a 90% fair value limitation. The maximum amount of CSRs and PCCRs which can be included in core capital and tangible capital may not exceed, in the aggregate, an amount equal to 100% of the institution's core capital, with nonmortgage servicing assets and PCCRs limited to 25% of core capital. All other intangible assets, other than qualifying PCCRs, must be deducted from core capital. At December 31, 1999, the Bank held no CSRs or PCCRs.

     A savings association must maintain "Tangible Capital" in an amount not less than 1.5% of adjusted total assets. "Tangible Capital" means core capital less any intangible assets, including supervisory goodwill, plus CSRs and PCCRs to the extent includable in core capital as described above. At December 31, 1999, the Bank's tangible capital was 8.85%.

     A savings institution's investments in, and extensions of credit to, a subsidiary engaged in any activities not permissible for national banks ("nonincludable subsidiaries") generally are deducted from the institution's core capital and tangible capital in determining compliance with capital standards. This deduction is not required for investments in, and extensions of credit to, a subsidiary engaged solely in mortgage banking, to certain subsidiaries which are themselves insured depository institutions or, unless the FDIC determines otherwise in the interests of safety and soundness, to a subsidiary which engages in these impermissible activities solely as agent for its customers. Since July 1, 1996, the Bank has been required to deduct from its core and tangible capital its entire investments in Western Consumer Services, Inc. ("WCS"), both equity and extensions of credit, because WCS is engaged in residential real estate activities not permitted by national banks. At December 31, 1999, the amount excluded from the Bank's core and tangible capital was $0.3 million.

     As of December 31, 1999, the Bank's core capital was $400 million, exceeding the Bank's regulatory requirement by $265 million. The Bank's tangible capital at December 31, 1999 was $400 million, exceeding the applicable regulatory requirement by $333 million.

     The risk-based component of the capital standards requires that a savings association have total capital equal to 8.0% of risk-weighted assets. The OTS risk-based capital regulation provides that for assets sold as to which any recourse liability is retained, including on balance sheet assets related to the assets sold which are at risk, a savings association must hold capital as a part of its risk-based capital requirement equal to the lesser of:

     - the amount of that recourse liability; or

     - the risk-weighted capital requirement for assets sold off balance sheet as though the assets had not been sold.

     In addition, in the former instance, when calculating the Bank's risk-based capital ratio (a) the value of those on balance sheet assets which are subject to recourse, to the extent of that recourse liability ("fully capitalized assets"), is deducted from the Bank's total capital and (b) neither the risk-weighted value of the assets sold off balance sheet nor the amount of the fully capitalized assets is included in the Bank's total risk-weighted assets. The Bank's risk-based capital requirement at December 31, 1999 included $365 million due to its recourse liability relating to grantor and owner trust financings, including fully capitalized assets.

     The RCDA requires the federal banking agencies, including the OTS, to review their risk-based capital recourse rules and to adopt new rules for assets sold with low levels of recourse. This review and adoption of new rules is to ensure that the risk-based capital held for these assets does not exceed the contractual maximum recourse liability retained by the institution upon the sale of those assets. The federal banking agencies, including the OTS, have adopted these regulations. As the existing OTS low level recourse regulations were already consistent with those called for by the RCDA, the OTS regulations discussed in the preceding paragraph were not modified

     Also in response to the RCDA, the federal banking agencies, including the OTS, have adopted regulations pertaining to the amount of risk-based capital which must be held upon the sale, with recourse, of qualifying small business loans. Under these regulations, a well capitalized institution, such as the Bank, upon the sale of loans which meet the criteria for loans to small business, as defined by the Small Business

Administration, needs to maintain capital only against the amount of recourse retained, provided a reserve is established, under GAAP, for that recourse liability. In addition, the maximum amount of recourse retained under this regulation may not exceed 15% of the Bank's total capital. The effect of this regulation is to substantially reduce the amount of risk-based capital which must be maintained upon the sale of qualifying small business loans.

     The Bank's total risk-weighted assets are determined by taking the sum of the products obtained by multiplying each of the Bank's assets and certain off balance sheet items by a designated risk-weight. Before an off balance sheet item can be assigned a risk-weight, it must be converted to an on balance sheet credit equivalent amount.

     Four risk-weight categories exist for on balance sheet assets. The four risk-weighted categories are:

     - zero percent, which are generally cash and securities issued by or backed by the full faith and credit of the United States;

     - twenty percent, which are generally United States government-backed mortgage securities;

     - fifty percent, which are generally qualifying mortgage loans and mortgage-backed securities not within lower categories; and

     - one hundred percent, which are all other assets.

     Before a risk-weight category can be applied to a consolidated off balance sheet item, the item must be converted into a credit-equivalent amount by multiplying its face amount by whichever of four credit conversion factors is appropriate. Consider the following:

     - there is a one hundred percent conversion of direct credit substitutes and net assets sold under an agreement to repurchase;

     - a fifty percent conversion factor for transaction-related contingencies and the unused portions of nonexempt loan commitments;

     - a twenty percent conversion for trade-related contingencies, such as commercial letters of credit; and

     - a zero percent conversion for the unused portion of exempt loan commitments and unused, unconditionally cancelable retail credit card lines.

     Interest rate contracts have special credit equivalent amounts equal to the sum of their current credit exposure plus their potential credit exposure. The risk-weight category to be applied to these amounts in determining the credit risk component would depend on the obligor, but in no event would be higher than fifty percent risk-weight. As of December 31, 1999, the Bank's total risk-weighted assets equaled $6.2 billion.

     In addition to regulations pertaining to risk-based capital for interest rate risk, FDICIA also requires the adoption of risk-based capital regulations regarding excessive exposure to concentration of credit risk and the risks associated with nontraditional activities. The OTS individual minimum capital regulations include these factors as additional grounds upon which the OTS could impose these requirements. The regulations do not set specific standards, but leave it to the discretion of the OTS to impose additional capital requirements on a case-by-case basis. The RCDA requires the federal banking agencies to add the size and activities of an institution to that list of factors which may justify the need for additional risk-based capital. Under the RCDA the federal banking agencies are not to cause undue reporting burdens in connection with these regulations. The OTS has not yet proposed new regulations in response to this law.

     Total capital, as defined by OTS regulations, is core capital plus supplementary capital, with supplementary capital not to exceed 100% of core capital, less:

     - direct equity investments not permissible to national banks, subject to a phase-in schedule;

     - reciprocal holdings of depository institution capital investments; and

     - that portion of land loans and nonresidential construction loans in excess of 80% loan-to-value ratio.

     Supplementary capital is comprised of three elements:

     - permanent capital instruments not included in core capital;

     - maturing capital instruments; and

     - general valuation loan and lease loss allowance.

     The Bank currently has $52.4 million of its 8.5% Subordinated Capital Debentures and $146 million of its 8.875% Subordinated Capital Debentures outstanding, excluding discounts and issuance costs. Pursuant to the approval from the OTS to treat those debentures as supplementary capital, the amount of those debentures which may be included as supplementary capital may not exceed one-third of the Bank's total capital. At December 31, 1999, the debentures then outstanding represented 30.9% of the Bank's total capital. Consistent with the OTS capital regulations, the amount of the 8.5% debentures which may be included as supplementary capital decreases at the rate of 20% of the amount originally outstanding per year, net of redemptions, commencing on July 1, 1998. The amount of the 8.875% debentures which may be included as supplementary capital will decrease at the rate of 20% of the amount originally outstanding per year, net of redemptions, commencing on August 1, 2002.

     The OTS regulations also permit the Bank to include up to 45% of the pre-tax net unrealized holding gains on certain available-for-sale equity securities as supplementary capital. The Bank's total capital at December 31, 1999 was $641 million and its risk-based capital ratio was 10.39%

     As required by the provisions of FDICIA, the OTS has adopted an interest rate risk component to its capital rules. The new rule establishes a method for determining an appropriate level of capital to be held by savings associations subject to the supervision of the OTS, such as the Bank, against interest rate risk ("IRR"). The new rule generally provides that if a savings association's IRR, calculated in accordance with the rule, exceeds a specified percentage, the savings association must deduct from its total capital an IRR component when calculating its compliance with the risk-based capital requirement.

     Specifically, the rule provides that a savings association's IRR is to be determined by the decline in that savings association's Net Portfolio Value ("NPV"), or the value of the association's assets as determined in accordance with the provisions of the rule, resulting from a 200 basis point change in market interest rates, divided by the NPV prior to that change. If that result is a decrease of greater than 2%, the association must deduct from its total capital an amount equal to one-half of the decline in its NPV in excess of 2% of its NPV prior to the interest rate change (the "IRR component"). The reduction of an association's total risk-based capital is effective on the first day of the third quarter following the reporting date of the information used to make the required calculations.

     The rule also contains provisions which:

     - reduce the IRR component if the association reduces its IRR by the end of the quarter following the reporting date; and

     - permit the OTS to waive or defer the IRR component on a showing that the association has made meaningful steps to reduce or control its IRR.

     The OTS has postponed the effective date as of which an IRR component will be required to be deducted from a savings association's capital to permit the OTS to review the interest rate risk regulations currently being promulgated by the other federal banking agencies for their respective institutions. Even were the rule currently being applied, the Bank would not be required to reduce its total capital by an IRR component. The Bank does not anticipate being required to do so during 2000.

     Any savings association that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. These actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on an association's operations and the appointment of a conservator or receiver. The OTS's capital regulation provides that these actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions. The OTS must prohibit asset growth by any institution that is in violation of the foregoing minimum capital requirements, and must require any such institution to comply with a capital directive issued by the OTS. See "Prompt Corrective Regulatory Action."

     In summary, the Bank exceeded the current minimum requirements for core capital, tangible capital and risk-weighted capital as of December 31, 1999.

     Prompt Corrective Regulatory Action

     FDICIA requires each applicable agency and the FDIC to take prompt corrective action to resolve the problems of insured depository institutions that fall below certain capital ratios. This action must be accomplished at the least possible long-term cost to the appropriate deposit insurance fund.

     In connection with this action, each agency must promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the adequacy of its regulatory capital level:

     - well capitalized;

     - adequately capitalized;

     - undercapitalized;

     - significantly undercapitalized; and

     - critically undercapitalized.

     The critically undercapitalized level cannot be set lower than 2% of total assets or higher than 65% of the required minimum leverage capital level. In addition to the various capital levels, FDICIA allows an institution's primary federal regulatory agency to treat an institution as if it were in the next lower category if that agency determines, after notice and an opportunity for hearing, that the institution is in an unsafe or unsound condition, or that the institution is engaged in an unsafe or unsound practice.

     At each successive downward level of capital, institutions are subject to more restrictions and regulators are given less flexibility in deciding how to deal with the bank or thrift. For example, undercapitalized institutions will be subject to asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. For significantly undercapitalized institutions, the appropriate agency must:

     - require the institution to sell shares in order to raise capital;

     - restrict interest rates offered by the institution; and

     - must restrict transactions with affiliates.

     However, in each case, if the agency determines that these actions would not further the purposes of the prompt corrective action system, then the agency need not take the action. In addition, for critically undercapitalized institutions, the agency must require prior agency approval for any transaction outside the ordinary course of business and the institution must be placed in receivership or conservatorship, unless the appropriate agency and FDIC make certain affirmative findings regarding the viability of the institution, which must be reviewed every 90 days.

     FDICIA prohibits any insured institution, regardless of its capitalization category, from making capital distributions to anyone or paying management fees to any persons having control of the institution if, after the transaction, the institution would be undercapitalized. Any undercapitalized institution must submit an acceptable capital restoration plan to the appropriate agency within 45 days of becoming undercapitalized.

     A capital restoration plan will be acceptable only if each company having control over an undercapitalized institution guarantees that the institution will comply with the capital restoration plan until the institution has been adequately capitalized on an average during each of four consecutive calendar quarters and provides adequate assurances of performance. The aggregate liability of the guarantee is limited to the lesser of either:

     - an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized; or

     - the amount which is necessary to bring the institution into compliance with all capital standards applicable with respect to the institution as of the time the institution fails to comply with its capital restoration plan.

     The OTS, in conjunction with the other federal financial institution regulatory agencies, adopted regulations defining the five categories of capitalization and implementing a framework of supervisory actions, including those described above, applicable to savings associations in each category. The regulations provide that a savings association will be deemed to be:

     - "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1, or core, risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater and is not subject to any OTS order or directive to meet and maintain a specific capital level for any capital measure;

     - "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater and has either:

      (a) a leverage ratio of 4% or greater; or

      (b) a leverage ratio of 3% or greater and is rated composite 1 under the CAMELS rating system in the most recent examination of the institution;

     - "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, has a Tier 1 risk-based capital ratio that is less than 4%, has a leverage ratio that is less than 4% or, if rated composite 1 under the CAMELS rating system in the most recent examination of the institution, has a leverage ratio less than 3%;

     - "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and

     - "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

At December 31, 1999, the Bank met the capital requirements of a "well capitalized" institution, as its total risk-based capital ratio was 10.39%, its Tier 1 risk-based capital ratio was 6.49% and its leverage ratio was 8.85%.

     Loans to One Borrower

     Under the HOLA, as amended by FIRREA, the loans to one borrower limitations for national banks apply to all savings associations in the same manner and to the same extent as they do to national banks. Thus, savings associations generally are not permitted to make loans to a single borrower in excess of 15% to 25% of the savings associations' unimpaired capital and unimpaired surplus, depending upon the type of loan and the collateral provided therefore. However, a savings association may make loans to one borrower in excess of these limits under one of the following circumstances:

     - for any purpose, in any amount not to exceed $500,000;

     - to develop domestic residential housing units, in an amount not to exceed the lesser of $30.0 million or 30% of the savings association's unimpaired capital and unimpaired surplus, provided that the association receives the written approval of the OTS to do so, which approval the Bank has not sought, and certain other conditions are satisfied; or

     - to finance the sale of real property which it owns as a result of foreclosure, providing that no new funds are advanced.

     In addition, further restrictions on a savings association's loans to one borrower authority may be imposed by the OTS if necessary to protect the safety and soundness of the savings association. At December 31, 1999, 15% of the Bank's unimpaired capital and unimpaired surplus for loans to one borrower purposes was $94.0 million. The largest amount outstanding at December 31, 1999 to one borrower, and related entities, was $15.9 million.

     Equity Risk Investment Limitations

     The Bank generally is not authorized to make equity investments other than investments in subsidiaries. A savings association may not acquire a new subsidiary or engage in a new activity through an existing subsidiary without giving 30 days prior notice to the OTS and the FDIC. In addition, a savings association must conduct the activities of the subsidiary in accordance with the regulations and orders of the OTS. Under certain circumstances, the OTS also may order a savings association to divest its interest in, terminate the activities of, or take other corrective measures with respect to, an existing subsidiary.

     The Bank's aggregate investment in service corporation subsidiaries was $0.3 million and its equity investments in operating subsidiaries was $309 million as of December 31, 1999.

     Qualified Thrift Lender Test

     A Qualified Thrift Lender ("QTL") test was enacted as a part of FIRREA, and was modified by FDICIA and the Economic Growth and Regulatory Paperwork Reduction Act ("EGRPRA"). An association that fails to become or remain a QTL must either:

     - convert to a bank subject to the banking regulations; or

     - be subject to severe restrictions, including being forbidden to invest in or conduct any activity that is not permissible to both a savings association and a national bank, and certain other restrictions on branching, advances from its FHLB, and dividends.

     For a three year period after an association fails to meet its QTL requirements, the association is forbidden from retaining any investment or continuing any activity not permitted for a national bank and must repay promptly all FHLB advances. In addition, companies that control savings associations that fail the QTL test must, within one year of the failure, become a bank holding company subject to the Bank Holding Company Act.

     Under the existing QTL requirements, a savings association's "qualified thrift investments" must equal not less than 65% of the association's "portfolio assets" measured on a monthly basis, in nine of every twelve consecutive months. Savings associations have the option of substituting compliance with the IRC "domestic building and loan association" ("DBLA") test for compliance with the amended QTL requirements. Qualified thrift investments include:

     - all loans or mortgage-backed securities held by an association which are secured or relate to domestic residential or manufactured housing;

     - investments in educational, small business, credit card, and credit card account loans; and

     - FHLB stock and certain obligations of the FDIC and related entities.

     Certain other investments are included as qualified thrift investments, but are limited to 20% of an association's portfolio assets, including:

     - 50% of residential mortgage loans sold by an association within 90 days of their origination;

     - investments in subsidiaries which derive at least 80% of their revenue from domestic residential or manufactured housing;

     - subject to certain limitations, 200% of investments relating to "starter homes" or housing and community facilities in "credit-needy areas";

     - consumer loans in the aggregate of not more than 20% of portfolio assets; and

     - FHLMC and FNMA stock.

     Portfolio assets are total assets less goodwill and other intangible assets, the value of the association's facilities and the association's liquid assets maintained to meet its liquidity requirements, but not over 20% of its total assets.

     At December 31, 1999 the Bank's percentage of qualified thrift investments to portfolio assets was 75%. We anticipate that the Bank will continue to remain a QTL.

     Dividend Regulations

     The OTS has adopted regulations limiting the amount of capital distributions a savings association may make. The regulation divides savings associations into three tiers:

     - those which meet all of the fully phased-in capital requirements of the OTS both before and after the proposed distribution, classified as Tier 1 Associations;

     - those which meet all of the current capital requirements both before and after the proposed distribution, classified as Tier 2 Associations; and

     - those which fail to meet one or more of the current capital requirements, classified as Tier 3 Associations.

     A Tier 1 Association may make capital distributions in an amount equal to the greater of either:

     - 100% of its net income for the current calendar year to the date of capital distribution, plus the amount that would reduce by one-half the amount by which the association's total capital-to-risk-weighted assets ratio exceeds its fully phased-in requirement of 8%, as measured at the beginning of the current calendar year; or

     - 75% of its net income over the most recent four-quarter period preceding the quarter in which the capital distribution is to be made.

     A Tier 2 Association may make capital distributions of up to 75% of its net income over the past four-quarter period. A Tier 3 Association may not make any capital distribution without the prior authorization of the OTS.

     The OTS has the authority, under the regulation, to preclude a savings association from making capital distributions, even if the association is qualified to do so under the above tests, if the OTS determines that:

     - the savings association is in need of more than normal supervision; or

     - the proposed distribution will constitute an unsafe or unsound practice given the condition of the savings association.

     In addition, a Tier 1 Association that the OTS deems to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 Association. A savings association may also apply to the OTS for approval to make a capital distribution even though it does not meet the above tests, or for an amount which exceeds the amount permitted by the express terms of the regulation.

     Effective April 1999, the OTS adopted a new rule which will allow savings associations that are not subsidiaries of a savings and loan holding company to qualify for a capital distribution without a notice or application to OTS, if they meet certain conditions. As a subsidiary of a savings and loan holding company, the Bank will continue to be required to file a notice or application. In addition, another OTS regulation pertaining to holding companies requires that the OTS be given a 30 day advance notice before a savings association subsidiary pays a dividend to its holding company. The notice described above can also constitute the notice for this purpose, as long as it is designated for that purpose.

     The Bank is a Tier 1 Association. As of the date hereof, under the limitations of the OTS capital distribution regulations, the Bank may pay dividends up to the greater of 100% of its net income since January 1, 1999, plus either:

     - 50% of its surplus capital; or

     - 75% of its net income over the four-quarter period ending December 31, 1999.

     However, the Bank is also subject to certain limitations on the payment of dividends by the terms of the indenture for its 8.5% and 8.875% Debentures. Those limitations are more severe than the OTS capital distribution regulations. Under the most restrictive of those limitations, the greatest capital distribution which the Bank could currently make is $103 million. Westcorp received dividends from the Bank during 1999 in the aggregate amount of $12.0 million.

     Community Reinvestment Act

     Congress passed the Community Reinvestment Act ("CRA") in 1977 to encourage each financial institution to help meet the credit needs of the communities it served, including low- to moderate-income neighborhoods. Depository institutions were required to:

     - Delineate their community by describing their primary lending area;

     - List the types of credit available;

     - Maintain a CRA statement and lobby poster ("CRA Notice"); and

     - Complete an annual review of the CRA statement by the Board of Directors.

     In 1989, Congress passed additional regulations which amended or expanded the CRA requirements improving public awareness of the activities of financial institutions and making it possible to better quantify the performance of individual banks. These changes included:

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

     The CRA regulation was changed again effective July 1, 1995, when the regulatory agencies consisting of the OCC, the Board, FDIC and OTS passed a joint final rule. This amended regulation established a uniform framework and criteria by which the agencies could assess an institution's record of:

     - helping to meet the credit needs of its community, including low and moderate income neighborhoods;

     - provided assistance that was consistent with safe and sound operations;
       and

     - provided for consideration of the agencies assessment when reviewing certain applications.

     Commonly referred to as the New CRA, the regulation establishes certain performance standards under which we are to be examined. Periodically, the OTS will review our performance and publish a "Community Reinvestment Act Performance Evaluation". The revised examination procedures provide for an evaluation under the lending, investment and service tests.

     As required by the new CRA regulation, we have identified eleven Primary Metropolitan Statistical Areas ("PMSAs") and Metropolitan Statistical Areas ("MSAs") in the state of California as our assessment area(s). These geographic markets contain our retail banking offices and are representative of where we accept deposits from our customer base. The revised examination procedures will focus on performance rather than process. We received a "satisfactory" rating in our most recent CRA evaluation. The new system will evaluate the degree to which the institution is providing:

     - loans;

     - branches and other services; and

     - investments to low and moderate income areas.

     Under the new regulation, we could seek to be assessed on our CRA performance under a strategic plan prepared by the association and approved by the OTS. This would take the place of the three tests mentioned above. The new regulation also emphasized the importance of an institution's CRA performance in the corporate application process, and seeks to make the regulation more enforceable.

     We have elected to be audited under the Lending Test, Investment Test and Service Test and do not believe that our performance under the new CRA regulation will differ materially from our performance under the previously existing CRA regulations. Following the scheduled audit we will receive an updated performance evaluation which will be made public in each branch office.

     Classification of Assets

     The OTS has adopted a classification system for problem assets of insured institutions. Problem assets are classified as "special mention," "substandard," "doubtful" or "loss," depending on the presence of certain characteristics.

     - Assets are considered "special mention" when they do not currently expose a savings association to a sufficient degree of risk to warrant classification, but possess credit deficiencies or potential weaknesses deserving management's close attention.

     - An asset is considered "substandard" if it is inadequately protected by the current capital and paying capacity of the obligor or by the collateral pledged, if there is any.

     - Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable."

     - Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

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

     The OTS has revised its asset classification system. The OTS removed the specific description of assets classified as "substandard," "doubtful" and "loss" from the regulatory text, and is now providing such descriptions in guidance. That is the practice of the federal banking regulatory agencies as well. As of December 31, 1999, the Bank had established allowances for loan and real estate losses of $65.0 million.

     Insurance Operations

     The insurance subsidiaries of the Bank are subject to regulation and supervision in the jurisdictions in which they do business. The method and extent of the regulation varies, but the insurance laws of most states establish agencies with broad regulatory and supervisory powers. These powers relate primarily to the establishment of the following:

     - solvency standards which must be met and maintained;

     - the licensing of insurers and their agents;

     - the nature and amount of investments;

     - approval of policy forms and rates; and

     - the form and content of required financial statements.

     The Bank, through its insurance subsidiaries, is also subject to various state laws and regulations covering extraordinary dividends, transactions with insurance subsidiaries and other matters. The Bank is in compliance with these state laws and regulations.

     Investment and Lending Powers

     Pursuant to the Interagency Guidelines for Real Estate Lending Policies, the Bank is required to have lending policies consistent with the guidelines. The lending policies must be consistent with the guidelines as to:

     - loan portfolio management considerations;

     - underwriting standards; and

     - loan administration.

     In particular, the regulation establishes supervisory loan-to-value ("LTV") limits for real property secured loans. Each insured institution is to set its own policy with respect to LTV, but those LTV limits are not to exceed the LTV limits of the guidelines, except as specifically permitted by the guidelines. Generally, the LTV limits are as follows:

     - for raw land, 65%;

     - for land development, 75%;

     - for construction of 1 to 4 family residential housing, 85%, and 80% for other construction loans; and

     - for improved property, 85%.

     Loans secured by owner occupied 1 to 4 family residences are not subject to a supervisory LTV limit. However, any of these loans with a LTV ratio of greater than 90% at origination requires either private mortgage insurance or other readily marketable collateral.

     The Bank's LTV standards are consistent with these supervisory limitations. In addition, the OTS and the other federal banking agencies have adopted uniform real estate appraisal guidelines. Those guidelines require the board of directors of financial institutions to adopt appraisal and evaluation programs. The programs will cover:

     - the selection of appraisers;

     - monitoring appraisers' activities;

     - ensuring appraisers' required independence from the real estate transaction at issue; and

     - establishing criteria for reports, formats and the use those reports and formats.

     The EGRPRA expanded the small business and agricultural lending authority of federal savings associations. Federal savings associations can make total loans secured by business or agricultural real estate in amounts up to 400% of capital. They can also make additional secured and unsecured loans to businesses and farms in total amounts up to 20% of total assets. However, amounts in excess of 10% of assets may only be used for "small business loans." The OTS also no longer aggregates commercial loans made by a savings association's service corporation with commercial loans made by the savings association and its operating subsidiaries for purposes of the statutory 10% of assets limitation.

     In addition, the EGRPRA amended section 5 of the HOLA to clarify that Federal savings associations may engage in credit card lending without a percentage of assets investment limitation. The EGRPRA also amended HOLA section 5 to permit Federal savings associations to make education loans without investment restriction, as opposed to the previous limit of 5% of total assets.

     Effective October 1999, the OTS amended it regulations to clarify that a Federal savings association may act as guarantor under Section 5(b)(2) of HOLA. In addition, the OTS modified its restriction on suretyship and guaranty agreements under Section 5(b)(2). Under Section 5(b)(2) of HOLA, a Federal savings association may enter into a repayable suretyship or guaranty agreement, subject to certain conditions, including:

     - The Federal savings association must limit its obligations under the agreement to a fixed dollar amount and a specified duration;

     - The Federal savings association must take and maintain a perfected security interest in collateral sufficient to cover its total obligation under the agreement;

     - The Federal savings association's performance under the agreement must create an authorized loan or other investment; and

     - The Federal savings association must treat its obligation under the agreement as a loan to principal for certain statutory purposes.

     The OTS also clarified that a Federal savings association may issue letters of credit and may issue other independent undertakings as are approved by the OTS subject to certain statutory restrictions. The Bank has not engaged in any such agreements.

     Pass-Through Investments

     A Federal savings association may invest in entities, such as limited partnerships and mutual funds, that hold only assets, and engage only in activities, permissible for Federal savings associations. A savings association does not have to give advance notice to the OTS if the pass-through investment satisfies the following:

     - the savings association does not invest more than 15% of its total capital in one company;

     - the book value of the association's aggregate pass-through investment does not exceed 50% of its total capital after making the investment;

     - its investment would not give it direct or indirect control of the company;

     - its liability is limited to the amount of its investment; and

     - the company falls into one of the following categories:

       (a) a limited partnership;

       (b) an open-end mutual fund;

       (c) a closed-end investment trust;

       (d) a limited liability company; or

       (e) an entity which is invested in primarily to use the company's services, as for example data processing.

     A savings association must provide 30 day's advance written notice to OTS before making any pass-through investment that does not meet these standards. Loans that a savings association makes to an entity in which it has made a pass-through equity investment will be subject to the loans to one borrower rule, as are loans by a savings association to any third party. A thrift's investment in its operating subsidiaries is not subject to these restrictions. The Bank does not currently have any pass-through investments.

     Accounting Requirements

     The OTS has a statement of policy which provides guidance regarding the proper classification of, and accounting for, securities held for investment, sale and trading. Securities held for investment, sale or trading may be differentiated based upon an institution's desire:

     - to earn an interest yield, indicating that they are held for investment;

     - to realize a holding gain from assets held for indefinite periods of time, indicating that they are held for sale; or

     - to earn a dealer's spread between the bid and asked prices, indicating that they are held for trading.

     Critical to the proper classification of accounting for securities as investments is the intent and ability of an institution to hold the securities until maturity. A positive intent to hold to maturity, not just a current lack of intent to dispose, is necessary for securities acquired to be considered to be held for investment purposes. Securities held for investment purposes may be accounted for at amortized cost. Securities held for sale are to be accounted for at the lower of cost or market, and securities held for trading are to be accounted for at market. The Bank believes that its investment activities have been and will continue to be conducted in accordance with the requirements of OTS policies and generally accepted accounting principles.

     In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement provides guidance for the way public enterprises report information about derivatives and hedging in annual financial statements and in interim financial reports. Initially, the derivatives and hedging disclosure was to be required for financial statements for fiscal years beginning after June 15, 1999. However, FASB issued Statement No. 137 which extended the date until June 15, 2000. Implementation of Statement No. 133 will require Westcorp to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Westcorp is in the process of evaluating the effect SFAS 133 will have, if any, upon the earnings and financial position of Westcorp.

     Annual Examinations

     FDICIA significantly reduces regulatory discretion by requiring the appropriate federal financial institution regulatory agency to conduct a full scope, on-site examination of each insured depository institution every twelve months. The Bank's last annual examination ended in April, 1999.

     FDIC Back-Up Enforcement Authority

     The FDIC has the statutory authority under FDICIA to direct an insured institution's principal regulator to take enforcement action. The FDIC can also take that action itself either if the principal regulator fails to act timely, or in an emergency situation.

     Financial Reporting

     FDICIA requires insured institutions to submit independently audited annual reports to the FDIC and the other appropriate regulated agencies. These publicly available reports must include:

     - annual financial statements prepared in accordance with generally accepted accounting principles and other disclosure requirements, as required by the FDIC or the appropriate agencies; and

     - a report, signed by the chief executive officer and the chief financial officer or chief accounting officer of the institution which contains statements, attested to by independent auditors, about the adequacy of internal controls and procedures for financial reporting.

     Insured institutions such as the Bank are required to monitor these activities through an independent audit committee.

     FDICIA also directs the FDIC to develop, along with other appropriate agencies, a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent that it is feasible and practicable. They must provide this supplemental disclosure in any balance sheet, financial statement, report of condition or any other report of any insured depository institution.

     Standards for Safety and Soundness

     FDICIA, as amended by the RCDA, requires the federal banking regulatory agencies to provide, either by regulation or guidelines, standards for all insured depository institutions and depository institution holding companies relating to:

     - internal controls, information systems and audit systems;

     - loan documentation;

     - credit underwriting;

     - interest rate risk exposure;

     - asset growth; and

     - compensation, fees and benefits.

     In addition, the federal banking regulatory agencies are required to prescribe standards relating to asset quality, earnings and stock valuation as they determine to be appropriate.

     The OTS, in conjunction with the federal banking regulatory agencies, has adopted a final regulation and Interagency Guidelines Prescribing Standards for Safety and Soundness to meet the amended FDICIA requirements. In general, the guidelines are designed to identify emerging safety and soundness problems and ensure that action is taken to address those concerns before they pose a risk to the deposit insurance fund. The guidelines call for each insured institution to have policies, procedures and systems appropriate to its size and the nature of its assets and liabilities. These policies must address the specific criteria identified in the guidelines for each of the six items identified above. The guidelines do not set any specific numerical targets or minimum requirements.

     If the OTS determines that a savings association has failed to satisfy the safety and soundness standards called for by the guidelines, the OTS may, upon requisite notice, require the association to submit a compliance plan that sets forth the steps it will take and the time frame required to correct the deficiency. If the association fails to comply with the OTS request, the OTS may then issue a notice of intent to issue an order requiring that association to correct a safety and soundness deficiency or to take or refrain from other actions. In an appropriate case, the OTS may issue an immediate order, subject to appeal by the association.

     OTS Prohibitions

     The OTS prohibits directors, officers, and natural persons who have the power to control the management or policies of savings associations from receiving, either directly or indirectly, any commission, fee or other compensation in connection with the procurement of any loan by the savings association or a subsidiary of the savings association. This regulation does not apply to holding companies and holding company affiliates of savings associations. Therefore, this regulation does not apply to us, but does apply to the Bank.

     Furthermore, the OTS prohibits directors, officers, associates, persons having the power to control management or policies of savings associations, and other persons who perform fiduciary duties for savings associations, from advancing their own personal or business interests, or those of others with whom they have a personal business relationship, at the expense of the institutions they serve. Generally, a person will not be deemed to be advancing his, her or its interests at the expense of the institution if the transaction complies with sections 23A and 23B of the FRA, Regulation O, or the OTS' safe harbor provision. Likewise, the rule does not prohibit an executive officer, director or principal shareholder from receiving a loan from the association which they serve under certain circumstances.

     The OTS also prohibits directors or officers of savings associations, persons who have the power to control the management or policies of savings associations and other persons who owe a fiduciary duty to savings associations, from taking advantage of corporate opportunities belonging to their savings association or its subsidiaries. A corporate opportunity will be deemed to belong to the savings association if:

     - it is within the corporate powers of the savings association or its subsidiary; and

     - the opportunity is of present or potential practical advantage to the savings association, directly or through its subsidiary.

     The OTS will deem a person not to have taken advantage of a corporate opportunity belonging to the savings association if a disinterested and independent majority of the savings association's board of directors, after receiving a full and fair presentation of the matter, rejected the opportunity as a matter of sound business judgment.

     Interagency Guidance Statement Regarding Asset-Backed Securitization

     The OTS, in conjunction with the other Federal banking regulatory agencies, recently issued a guidance statement regarding asset securitization activities of banks and savings associations which apply to the Bank and its subsidiary, WFS. The guidance states that reported values for retained interest assets should be reasonable, conservative and supported by objective and verifiable documentation. Furthermore, institutions engaged in asset securitization activities should ensure that sufficient capital is held to support the risks associated with those activities and that appropriate management oversight and reporting is accomplished with respect to the institution's asset securitization activities. The agencies noted that on a case-by-case basis additional capital may be required to be held by those institutions whose asset securitization activities are not in compliance with the guidance provisions, or the retained interest assets may be classified as loss and not permitted to be included in calculating the institution's regulatory capital. The Bank and WFS believe that WFS' valuation of its retained interest assets and its securitization activities as an operating subsidiary of the Bank are in compliance with the guidance provisions. As WFS is consolidated with the Bank for regulatory purposes, WFS' compliance with the guidance provisions should satisfy the Bank's obligations as well. While the Bank and WFS can give no assurance as to any regulatory action the OTS may take, the Bank and WFS do not believe that the OTS will require the Bank to hold additional capital as a result of WFS' asset securitization activities.

     In the guidance, the OTS and the other Federal banking regulatory agencies noted that regulations may be proposed to remedy the problems discussed in the guidance. Among the items which the agencies may consider implementing is the establishment of regulatory restrictions that would limit or eliminate the amount of certain retained interest assets that may be included in determining that bank's or savings association's regulatory capital. Until the agencies actually propose any such regulations, the Bank and WFS cannot determine whether those regulations would have any adverse affect upon their business or financial conditions.

TAXATION

  FEDERAL INCOME TAXES

     We file a calendar year consolidated federal income tax return. All entities included in the consolidated financial statements are included in the consolidated tax return.

     The Bank is a savings and loan association for federal tax purposes. Prior to 1996, savings and loan associations satisfying certain conditions were permitted under the Internal Revenue Code ("IRC") to establish reserves for bad debts and to make annual additions to these reserves which qualified as deductions from income. However, in 1996 new legislation was enacted which eliminated the reserve method of accounting for bad debts for tax purposes for savings and loan associations. The repeal of the reserve method is effective for tax years beginning after December 31, 1995. Savings and loan associations are now subject to the same tax laws regarding bad debt reserves as banks. The Bank is considered a "large bank" for federal income tax purposes and is required to use the specific chargeoff method for deducting bad debts for federal income tax purposes.

     The tax reserves for bad debt which were added after 1987 and which still exist as of the date of this change, are required to be recaptured into income ratably over a period of six years starting with the first taxable year after 1995. However, savings and loan associations that meet the "residential loan requirement" will be allowed to defer the recapture of their reserves for up to two years. The Bank met the residential loan requirement and, therefore, deferred recapture of its reserves in 1996 and 1997. The tax reserves related to pre-1988 additions to the reserve are not required to be recaptured into income as a result of this legislation. The total amount of the Bank's post-1987 reserve that will be required to be recaptured into income is estimated at $17 million. The remaining estimated balances required to be recaptured at December 31, 1998, and 1999, are $14.2 million and $11.4 million, respectively. The Bank was required to recapture approximately $2.8 million into taxable income for 1999 and each of the next four years. However, as a result of the IRS examination of the 1993 and 1994 tax years, the bad debt reserve was increased by $18.5 million. The proper amount and timing of the recapture of this additional reserve remains an open topic of discussion in the IRS examination of the 1995 and 1996 tax years.

     Prior to the new legislation discussed above, the Bank, if it met certain criteria, was permitted to compute its addition to its bad debt reserve on loans using one of the following two methods: (i) the percentage of taxable income method; or (ii) the experience method. The Bank has used whichever method has provided the maximum tax deduction in the past. A savings and loan association that utilized the percentage of taxable income method is subject to recapture taxes on such reserves if it makes certain distributions to its stockholders. Dividends may be paid without the imposition of any tax on the Bank if the amounts paid as dividends do not exceed the Bank's current or accumulated earnings and profits as calculated for federal income tax purposes. Dividends paid in excess of current and accumulated earnings and profits, stock redemptions and other distributions with respect to stock, are deemed to be made from the bad debt reserve for qualifying real property loans, to the extent that this reserve exceeds the amount that could have been accumulated under the experience method. The amount of tax that would be payable upon any distribution which is treated as having been made from the bad debt reserve for qualifying real property loans is also deemed to have been paid from the reserve to the extent thereof. Management does not contemplate making distributions that will create taxable income, but assuming a 35% tax rate, distributions to stockholders which are treated as having been made from the bad debt reserve for qualifying real property loans could result in a federal recapture tax which is approximately equal to one-half of the amount of such distributions. Despite the new laws regarding tax bad debt reserves, to the extent that the Bank has not recaptured its reserves into income as discussed above, and makes distributions deemed to have been made from their remaining reserves, the Bank would still be subject to the recapture tax discussed above.

     We will be subject to the alternative minimum tax if such tax is larger than the regular federal tax otherwise payable. Generally, alternative minimum taxable income is a taxpayer's regular taxable income, increased by the taxpayer's tax preference items for the year and adjusted by computing certain deductions in a special manner which negates the acceleration of such deductions under the regular federal tax. This amount is then reduced by an exemption amount and is subject to tax at a 20% rate. In the past, we have not generally paid alternative minimum tax and do not expect that we will in the current year.

     During 1999, we completed an Internal Revenue Service audit of the tax years ended December 31, 1993 and 1994. The net result to the financial statements was less than $10,000. We and our subsidiaries are under examination by the Internal Revenue Service for the tax years ended December 31, 1995 and 1996. We do not anticipate any significant changes based upon these examinations.

  CALIFORNIA FRANCHISE TAX AND OTHER STATE PROVISIONS

     At the end of 1999, we had a tax presence in approximately 38 states. However, the majority of the activity of the group and the resulting income should be taxed as California source income, with minor amounts apportioned or allocated outside California.

     The California franchise tax applicable to the Bank is higher than the rate of tax applicable to non-financial corporations because it includes an amount "in lieu" of local personal property and business license taxes paid by non-financial corporations, but not generally paid by financial institutions such as the Bank. For taxable years ending on or after December 31, 1995, the tax rate for a financial corporation is equal to the tax rate on a regular corporation plus 2%. The regular corporate tax rate for 1996 was 9.3% resulting in a financial corporation tax rate of 11.3%. For income years beginning after January 1, 1997, the California regular corporate tax rate was reduced to 8.84% resulting in a financial corporation tax rate of 10.84%.

     Under California law, a savings and loan association may determine its bad debt deduction using one of two methods. The first method allows a deduction for debts that become wholly or partially worthless during the tax year (i.e., the specific chargeoff method). The second method allows a reasonable addition to a reserve to be deducted. A reasonable addition can be calculated using an experience ratio, or may be determined by management to be greater than the experience ratio, but not greater than the amount deducted for regulatory and financial statement purposes, and not greater than 1% of outstanding loans at year end. California has not yet conformed to the federal repeal of the reserve method of accounting for bad debts for a savings and loan association.

     We compute our taxable income for California purposes on a unitary basis, or as if they were one business unit, and file one combined California franchise tax return (excluding Westhrift Life Insurance Company).

SUBSIDIARIES

  WESTRAN SERVICES CORP.

     Westran Services Corp. ("Westran") is our wholly owned California based subsidiary, which provides travel-related services for us and all of our subsidiaries. Westran does not provide a significant source of revenues or expenses.

  WESTCORP INVESTMENTS, INC.

     Westcorp Investments, Inc. ("WII") is our wholly owned, limited purpose subsidiary. WII was incorporated for the purpose of purchasing a limited ownership interest in an owner trust created for a WFS automobile loan securitization transaction. WII is limited by its Articles of Incorporation from engaging in any business activities not incidental or necessary to its stated purpose. WII does not provide a significant source of revenues or expenses.

  WESTERN FINANCIAL BANK

     The Bank is our wholly owned, federally chartered and federally insured savings bank. The Bank provides diversified financial services through its community banking operations, which include a retail banking division and a commercial banking division. Substantially all of Westcorp's operations are conducted through the Bank and its subsidiary, WFS. The Bank's subsidiaries are WFS, which in turn owns all of the stock of WFS WFAL, WFAL2, WFS Investments, Inc. ("WFSII"), WFS Funding, Inc. ("WFSFI") and WFS Receivables Corporation ("WFSRC"). Other subsidiaries of the Bank include Westfin Insurance Agency ("WFIA"), Westhrift Life Insurance Company ("Westhrift"), WestFin Securities Corporation ("WestFin"), Western Reconveyance Company, Inc. ("RECON"), Western Consumer Services, Inc. ("WCS") and The Hammond Company, The Mortgage Bankers ("THCMB"). Each of these entities are described in further detail below.

  WFS FINANCIAL INC

     WFS is an 82% owned subsidiary of the Bank that is in the business of financing automobile contracts purchased from new and used car dealers. The remaining interest is traded on the Nasdaq Stock Market(R) under the ticker symbol WFSI. Each of its offices is licensed to the extent required by law to conduct business in each respective state. The contracts that WFS originates are generally securitized through the auto-backed securities market by its subsidiaries, WFAL or WFSRC. See "Automobile Operations". During 1999, WFS originated $3.3 billion of automobile contracts.

  WFS FINANCIAL AUTO LOANS, INC.

     WFAL is a wholly owned, limited purpose operating subsidiary of WFS. WFAL was organized primarily for the purpose of purchasing contracts from WFS and securitizing them in automobile asset-backed securities through the secondary market. All sales to securitization trusts directly from WFAL are treated as sales for accounting purposes.

  WFS FINANCIAL AUTO LOANS 2, INC.

     WFAL2 is a wholly owned, limited purpose operating subsidiary of WFS. WFAL2 purchases contracts from WFS that are then used as collateral for its reinvestment contract activities (See "WFS Reinvestment Contract").

  WFS INVESTMENTS, INC.

     WFSII is a wholly owned, limited purpose operating subsidiary of WFS. WFSII was incorporated for the purpose of purchasing limited ownership interests in owner trusts in connection with securitization transactions. WFSII is limited by its Articles of Incorporation from engaging in any business activities not incidental or necessary to its stated purpose.

  WFS FUNDING, INC.

     WFSFI is a wholly owned, limited purpose service corporation subsidiary of WFS. WFSFI was incorporated for the purpose of providing conduit financings. WFSFI completed a $500 million conduit financing during the third quarter of 1999. The conduit facility was paid off on March 15, 2000.

  WFS RECEIVABLES CORPORATION

     WFSRC is a wholly owned, limited purpose service corporation subsidiary of WFS. WFSRC was organized for the purpose of purchasing contracts from WFS and securitizing those contracts in the asset-based securities market. Automobile contracts securitized through WFSRC will be treated as secured financings for accounting purposes .

  WESTFIN INSURANCE AGENCY

     WFIA is a wholly owned, California based, insurance agency of the Bank. WFIA acts as an agent for independent insurers in providing property and casualty insurance, collateral protection insurance and other non-credit related life and disability coverage on automobile contracts purchased by WFS. WFIA is also a licensed broker-dealer which sells fixed annuities to the general public. WFIA's revenues consist primarily of commissions received on policies sold to customers.

  WESTHRIFT LIFE INSURANCE COMPANY

     Westhrift, is a wholly owned, Arizona based, insurance agency of the Bank. Westhrift is engaged in the business of reinsuring credit life and credit disability insurance offered to borrowers of the Bank. An independent insurer underwrites these policies. The credit life insurance policies provide us with full payment of the insured's financial obligation in the event of the insured's death. The credit disability insurance policies provide us with payment of an insured's financial obligation during a period of disability resulting from illness or physical injury. Westhrift has a Certificate of Authority from the California Insurance Commissioner authorizing it to conduct insurance business in California. At December 31, 1999, credit life and disability insurance in force was $3.8 million.

     For Arizona statutory purposes, Westhrift is required to maintain reserves for losses on credit life and credit disability policies. Westhrift's aggregate reserves for credit life and credit disability policies at December 31, 1999 were $23.1 thousand.

     The aggregate reserves are computed in accordance with commonly accepted actuarial standards consistently applied, and are based on actuarial assumptions which are in accordance with or stronger than those called for in policy provisions. The policies reinsured are underwritten by the independent insurer for no more than the amount that the insured owes us, not to exceed $25 thousand per loan. Westhrift also maintains a $0.4 million deposit account in accordance with California statutory deposit requirements. Westhrift does not engage in any business except with respect to our customers.

  WESTFIN SECURITIES CORPORATION

     WestFin is a wholly owned, NASD licensed securities broker-dealer of the Bank. WestFin sells mutual funds and variable annuities to the general public. WestFin's revenues consist primarily of commissions received on securities sold to customers.

  WESTERN RECONVEYANCE COMPANY, INC.

     RECON is a wholly owned, California based, subsidiary of the Bank. RECON acted primarily as the trustee under trust deed loans made by the Bank. After the elimination of all mortgage banking activities, RECON discontinued its operations. RECON did not provide a significant source of revenues or expenses.

  WESTERN CONSUMER SERVICES, INC.

     WCS is a wholly owned, California based, subsidiary of the Bank. WCS historically conducted real estate development activities through two California limited liability companies ("LLCs"). The purpose of the LLCs was to acquire, develop and ultimately sell single family residences. WCS has also held properties that were prohibited to be held by the Bank due to regulatory guidelines. The Bank is required to hold dollar for dollar risk-based capital for its investment in WCS. WCS does not currently hold any real estate investments or conduct any real estate development activities.

  THE HAMMOND COMPANY, THE MORTGAGE BANKERS

     THCMB is a wholly owned, California based, subsidiary of the Bank. THCMB was acquired in 1995 for the purpose of providing retail mortgage banking services. In 1996, THCMB activities were moved into the Bank. THCMB does not currently conduct any business.

ASSOCIATES

     At December 31, 1999, we had 1,962 full-time and 134 part-time associates. None of our associates are represented by a collective bargaining unit or union. We believe we have good relations with our respective personnel.

FORWARD-LOOKING STATEMENTS

     Included in our preceding Business section of this Form 10-K are several "forward-looking statements." Forward-looking statements are those which use words such as "believe", "expect", "anticipate", "intend", "plan", "may", "will", "should", "estimate", "continue" or other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many risks and uncertain-ties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks and uncertainties we face are:

     - the level of chargeoffs, as an increase in the level of chargeoffs will decrease our earnings;

     - the ability to originate new contracts in a sufficient amount to reach our needs, as a decrease in the amount of contracts we originate will decrease our earnings;

     - a decrease in the difference between the average interest rate we receive on the contracts we originate and the rate of interest we must pay to fund our cost of originating those contracts, as a decrease will reduce our earnings;

     - the continued availability of sources of funding for our operations, as a reduction in the availability of funding will reduce our ability to originate contracts;

     - the level of operating costs, as an increase in those costs will reduce our net earnings;

     - the effect of new laws, regulations and court decisions; and

     - a change in general economic conditions.

     You are cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. PROPERTIES

     At December 31, 1999, we owned thirteen properties in California and one property in Texas and leased 91 properties at various locations in other states.

     Our executive offices are located at 23 Pasteur Road, Irvine, California. The remaining owned and leased properties are used as retail branch offices, automobile lending regional business centers and satellites, and other operational centers. At December 31, 1999, the net book value of property and leasehold improvements was approximately $53.0 million. We lease space at a location from a company controlled by a major shareholder.

ITEM 3. LEGAL PROCEEDINGS

     We are involved as a party to certain legal proceedings incidental to our business. We believe that the outcome of such proceedings will not have a material effect upon our business or financial condition, results of operations and cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE BY QUARTER

     Our common stock has been publicly traded since 1986 and is currently traded on the New York Stock Exchange ("NYSE"), identified by the symbol, WES. The following table illustrates the high and low prices by quarter in 1999 and 1998, as reported by the NYSE, which prices are believed to represent actual transactions:

                                                        1999                1998
                                                  ----------------    ----------------
                                                   HIGH      LOW       HIGH      LOW
                                                  ------    ------    ------    ------
First Quarter...................................  $ 9.06    $ 6.44    $20.31    $15.63
Second Quarter..................................   11.69      7.88     16.88     11.50
Third Quarter...................................   16.13     11.13     15.75      8.63
Fourth Quarter..................................   16.13     14.44      9.19      5.81

     We had approximately 1,431 shareholders of our common stock at March 15, 2000. The number of shareholders was determined by the number of record holders, including the number of individual participants, in security position listings.

DIVIDENDS

     We paid cash dividends of $0.20, $0.25 and $0.40 per share for the years ended December 31, 1999, 1998 and 1997, respectively. On December 17, 1999, we declared a quarterly cash dividend of $0.05 per share for shareholders of record as of January 14, 2000. This dividend was paid on January 28, 2000. On February 15, 2000, we declared a cash dividend of $0.05 per share for shareholders of record as of April 27, 2000, with a payable date of May 11, 2000.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents summary audited financial data for the years ended December 31, 1999, 1998, 1997, 1996 and 1995. Since the information in this table is only a summary and does not provide all of the information contained in our financial statements, including the related notes, you should read "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements contained elsewhere herein.

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                  -------------------------------------------------------------------
                                     1999          1998          1997          1996          1995
                                  -----------   -----------   -----------   -----------   -----------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED SUMMARY OF
  OPERATIONS
Interest income.................  $   297,616   $   272,142   $   270,532   $   242,388   $   222,093
Interest expense................      152,285       161,331       161,070       139,194       139,279
                                  -----------   -----------   -----------   -----------   -----------
     Net interest income........      145,331       110,811       109,462       103,194        82,814
Provision for credit losses.....       38,400        18,960        12,851        13,571        11,470
                                  -----------   -----------   -----------   -----------   -----------
     Net interest income after
       provision for credit
       losses...................      106,931        91,851        96,611        89,623        71,344
Noninterest income..............      210,006       133,438       222,853       187,964       107,951
Noninterest expense(1)..........      218,461       253,532       246,269       210,346       117,724
                                  -----------   -----------   -----------   -----------   -----------
Income (loss) before income
  taxes and extraordinary
  item..........................       98,476       (28,243)       73,195        67,241        61,571
Income tax (benefit)............       41,460       (11,330)       31,287        28,095        25,235
                                  -----------   -----------   -----------   -----------   -----------
Income (loss) before minority
  interest......................       57,016       (16,913)       41,908        39,146        36,336
Minority interest in earnings
  (loss) of subsidiaries........        6,522        (2,216)        5,120         7,349         2,908
                                  -----------   -----------   -----------   -----------   -----------
Income (loss) before
  extraordinary item............       50,494       (14,697)       36,788        31,797        33,428
Extraordinary gain from early
  extinguishment of debt (net of
  income tax of $1,546).........        2,132
                                  -----------   -----------   -----------   -----------   -----------
Net income (loss)...............  $    52,626   $   (14,697)  $    36,788   $    31,797   $    33,428
                                  ===========   ===========   ===========   ===========   ===========
OTHER SELECTED FINANCIAL DATA
Book value per share(2).........  $     13.26   $     12.43   $     13.27   $     12.23   $     11.54
Weighted average number of
  shares and common share
  equivalents -- diluted........   26,505,128    26,305,117    26,351,144    26,199,537    25,917,018
Income (loss) before
  extraordinary item............  $      1.91   $     (0.56)  $      1.40   $      1.21   $      1.29
Extraordinary item..............         0.08
                                  -----------   -----------   -----------   -----------   -----------
Net income (loss) per share --
  diluted(2)....................  $      1.99   $     (0.56)  $      1.40   $      1.21   $      1.29
                                  ===========   ===========   ===========   ===========   ===========
Dividends per share(2)..........  $      0.20   $      0.25   $      0.40   $      0.39   $      0.34
Dividend payout ratio...........         12.6%          N/A          28.6%         32.2%         26.4%

---------------
(1) Includes $18.0 million in restructuring charges in 1998.

(2) Reflects 5% stock dividends in 1995 and 1996.

                                                AT OR FOR THE YEAR ENDED DECEMBER 31,
                                   ----------------------------------------------------------------
                                      1999          1998          1997         1996         1995
                                   ----------    ----------    ----------   ----------   ----------
                                                        (DOLLARS IN THOUSANDS)
CONSOLIDATED SUMMARY OF FINANCIAL
  CONDITION
Assets:
  Cash and other assets..........  $  722,496    $  734,213    $  707,362   $  515,161   $  331,604
  Loans:
     Consumer(1).................   1,516,395       932,962       294,101      290,501      343,027
     Mortgage(2).................     598,088     1,006,937     1,536,942    1,433,050    1,404,190
     Commercial(2)...............      67,141        52,934        37,375        7,661
  Mortgage-backed securities.....   1,431,376       980,044       941,448      849,548      852,552
  Investments and time
     deposits....................     163,278       125,730       248,815      239,124      291,564
                                   ----------    ----------    ----------   ----------   ----------
          Total assets...........  $4,498,774    $3,832,820    $3,766,043   $3,335,045   $3,222,937
                                   ==========    ==========    ==========   ==========   ==========
Liabilities:
  Deposits.......................  $2,212,309    $2,178,735    $2,000,896   $1,873,942   $1,753,475
  FHLB advances and other
     borrowings..................     960,005       440,924       563,922      569,357      655,100
  Amounts held on behalf of
     trustee.....................     687,274       528,092       488,653      393,449      341,693
  Other liabilities..............      59,140        94,311        95,088       47,058       48,605
                                   ----------    ----------    ----------   ----------   ----------
          Total liabilities......   3,918,728     3,242,062     3,148,559    2,883,806    2,798,873
  Subordinated debentures........     199,298       239,856       239,195      104,917      104,360
  Minority interest in equity of
     subsidiaries................      28,030        21,857        29,538       28,392       21,965
  Shareholders' equity...........     352,718       329,045       348,751      317,930      297,739
                                   ----------    ----------    ----------   ----------   ----------
          Total liabilities and
            shareholders'
            equity...............  $4,498,774    $3,832,820    $3,766,043   $3,335,045   $3,222,937
                                   ==========    ==========    ==========   ==========   ==========
OTHER SELECTED FINANCIAL DATA
Average assets...................  $3,952,360    $3,859,202    $3,682,781   $3,233,713   $2,837,292
Return on average assets.........        1.33%        (0.38)%        1.00%        0.98%        1.18%
Average shareholders' equity.....  $  341,179    $  329,250    $  329,250   $  308,305   $  213,311
Return on average shareholders'
  equity.........................       15.42%        (4.46)%       11.17%       10.31%       13.51%
Equity to assets ratio...........        7.84%         8.58%         9.26%        9.53%        9.24%
Originations:
  Consumer loans.................  $3,355,732    $2,680,341    $2,337,359   $2,157,556   $1,556,296
  Mortgage loans.................     276,936     2,754,398     2,331,506    1,259,716      491,274
  Commercial loans...............     237,316       124,259        71,399        8,632
                                   ----------    ----------    ----------   ----------   ----------
          Total originations.....  $3,869,984    $5,558,998    $4,740,264   $3,425,904   $2,047,570
                                   ==========    ==========    ==========   ==========   ==========
Interest rate spread.............        3.61%         2.89%         2.65%        2.86%        2.44%

---------------
(1) Net of unearned discounts.

(2) Net of undisbursed loan proceeds.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto and other information included or incorporated by reference herein.

OVERVIEW

     Our primary sources of revenue are net interest income and noninterest income. Net interest income is the difference between the income earned on interest earning assets and the interest paid on interest bearing liabilities. Noninterest income is primarily made up of revenues generated from the sale and servicing of loans. The primary components of noninterest income include gain on sale of automobile contracts and mortgage loans, retained interest income on automobile contracts sold, contractually specified servicing fees for the servicing of loans, late charges and other miscellaneous servicing fee income. Other components of noninterest income include gains and losses from the sale of investment and mortgage-backed securities, insurance income, fees related to the sales of investment products such as mutual funds and annuities and fee income from depository accounts.

     The following chart represents selected key events in the purchase and servicing of automobile contracts and their respective financial statement impact:

                    EVENT                               FINANCIAL STATEMENT IMPACT
                    -----                               --------------------------
Purchase and fund contract from dealer         - Pay principal amount of contract to dealer
                                               and record contract receivable
                                               - Pay dealer participation to dealer and
                                               record dealer participation as part of
                                                 contract receivable
                                               - Establish allowance for credit losses
                                               - Fund purchase using line of credit and
                                               operating cash flows

Sell contract to a securitization trust        - Pay down line of credit with securitization
                                                 proceeds
                                               - Remove contract receivable from balance
                                               sheet
                                               - Capitalize retained interest in securitized
                                               asset, ("RISA"), which represents the present
                                                 value of the estimated future retained
                                                 interest earnings net of credit losses and
                                                 adjusted for prepayments
                                               - Record gain on sale which is equal to the
                                               RISA less dealer participation, issuance
                                                 costs and the effect of hedging activities
                                               - Reduce the allowance for credit losses

Collect payment for on balance sheet contract  - Recognize net interest income
                                               - Reduce line of credit
                                               - Collect late charges and other fees

Collect payment for off balance sheet          - Amortize the RISA asset (Actual cash flows
  contract                                     in excess of the amortization of the RISA are
                                                 shown in our income statement as retained
                                                 interest income.)
                                               - Reduce the outstanding amount of the
                                               respective securitization transaction by the
                                                 amount of principal received which is paid
                                                 through to the asset-backed securities
                                                 investor
                                               - Receive contractual servicing fees, late
                                               charges and other fees

                    EVENT                               FINANCIAL STATEMENT IMPACT
                    -----                               --------------------------
Chargeoff on balance sheet contract            - Reduce the allowance for credit losses

Chargeoff off balance sheet contract           - Reduce the actual cash flows recognized
                                               from securitization trusts thereby increasing
                                                 the amortization of the RISA

  RESTRUCTURINGS

     To improve our long-term profitability, we restructured our automobile operations in 1998. Our restructuring had three objectives:

     - to reduce operating costs;

     - to increase contract production volume; and

     - to strengthen credit quality.

     As part of this restructuring, we merged our prime and non-prime operations and offices, providing each dealer with a single point of contact for most of its prime and non-prime financing needs while retaining separate prime and non-prime underwriters. We also centralized collection efforts into our regional business centers and standardized our operating practices. As a result of the restructuring, we closed 96 underperforming offices and reduced our number of associates by approximately 20%.

     The total pre-tax restructuring charge in 1998 for the completed plan was $15.0 million. Restructuring related costs included $1.8 million for associate severance and $13.2 million of lease termination fees and the write off of disposed assets. The restructuring charge was substantially used during 1998.

     As a result of this restructuring we:

     - returned to profitability, realizing net income of $52.6 million in 1999;

     - increased operating cash flows from our automobile lending operations from $13.6 million in 1997, to $16.4 million in 1998 and to $110 million in 1999;

     - increased automobile contract originations from $2.3 billion in 1997, to $2.7 billion in 1998 and to $3.3 billion in 1999;

     - increased prime automobile contract purchases from 54% in 1997 to 68% in 1998 and to 69% in 1999;

     - improved the percentage of automobile applications funded to applications received from 13% for the first quarter of 1998 to 19% for the fourth quarter of 1999;

     - lowered operating expenses in our automobile lending operations as a percentage of average automobile contracts serviced from 5.0% in 1997 to 4.7% in 1998 and to 3.6% in 1999; and

     - reduced automobile net chargeoffs as a percentage of average serviced contracts from 3.0% in 1997 and 3.4% in 1998 to 2.1% in 1999.

     During the fourth quarter of 1998, we incurred a $3.0 million restructuring charge relating to the consolidation of our 14 mortgage banking offices into three Regional Operating Centers and the elimination of 200 positions, or 55% of the work force of the mortgage banking operations. This restructuring was the result of our decision to focus primarily on sub-prime mortgage products rather than prime and non-agency originations at that time. Restructuring related costs included $0.6 million for associate severance and $2.4 million for lease termination fees and the write off of disposed assets. The restructuring program was designed to save up to $19 million annually in expenses.

     During 1999, we made the decision to sell our remaining mortgage banking operations, sell our mortgage servicing rights and close our mortgage loan servicing department. We made the decision in order to meet our long-term profit goals and strategic objectives.

RESULTS OF OPERATIONS

  NET INTEREST INCOME

     Net interest income is affected by the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities (interest rate spread) and the relative amounts of our interest earning assets and interest bearing liabilities. Net interest income totaled $145 million in 1999 compared with $111 million and $109 million in 1998 and 1997, respectively. The increase in net interest income for the year ended December 31, 1999 compared to 1998 and 1997 was due primarily to the increase in automobile contracts held on balance sheet and the decrease in interest paid on deposits due to an increase in demand deposit and money market accounts.

     The following table presents information relative to the average balances and interest rates for the periods indicated:

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                 ------------------------------------------------------------------------------------------------
                                              1999                             1998                             1997
                                 ------------------------------   ------------------------------   ------------------------------
                                  AVERAGE                YIELD/    AVERAGE                YIELD/    AVERAGE                YIELD/
                                  BALANCE     INTEREST    RATE     BALANCE     INTEREST    RATE     BALANCE     INTEREST    RATE
                                 ----------   --------   ------   ----------   --------   ------   ----------   --------   ------
                                                                      (DOLLARS IN THOUSANDS)
Interest earning assets:
  Total investments:
    Other investments..........  $  263,342   $ 12,962    4.92%   $  172,694   $  9,252    5.36%   $  133,416   $  7,612    5.71%
    Investment securities......      21,487      1,650    7.68       103,026      6,070    5.89       132,197      7,376    5.58
    Mortgage-backed
      securities...............   1,398,502     87,631    6.27       981,772     65,039    6.62       936,026     68,055    7.27
                                 ----------   --------   -----    ----------   --------   -----    ----------   --------   -----
        Total investments......   1,683,331    102,243    6.07%    1,257,492     80,361    6.39%    1,201,639     83,043    6.91%
  Total loans:
    Consumer loans.............     893,294    138,798   15.54       581,911     90,560   15.56       415,226     65,985   15.89
    Mortgage loans(1)..........     701,924     51,665    7.36     1,266,628     96,491    7.62     1,552,392    119,859    7.72
    Commercial loans...........      57,587      4,910    8.53        54,439      4,730    8.69        19,090      1,645    8.62
                                 ----------   --------   -----    ----------   --------   -----    ----------   --------   -----
        Total loans............   1,652,805    195,373   11.82     1,902,978    191,781   10.08     1,986,708    187,489    9.44
                                 ----------   --------   -----    ----------   --------   -----    ----------   --------   -----
        Total interest earning
          assets...............   3,336,136    297,616    8.92     3,160,470    272,142    8.61     3,188,347    270,532    8.49
Noninterest earning assets:
  Amounts due from trusts......     384,152                          316,419                          233,241
  Retained interest in
    securitized assets.........     180,538                          167,640                          141,008
  Capitalized servicing
    rights.....................       5,676                           36,704                           33,591
  Premises and equipment and
    real estate owned..........      93,013                           93,496                           97,371
  Other assets.................       1,248                          119,585                           26,632
  Less: allowance for credit
    losses.....................      48,403                           35,112                           37,409
                                 ----------                       ----------                       ----------
        Total..................  $3,952,360                       $3,859,202                       $3,682,781
                                 ==========                       ==========                       ==========
Interest bearing liabilities:
  Deposits.....................  $2,165,493    106,068    4.90    $2,086,972    109,005    5.22    $1,945,520    107,078    5.50
  Securities sold under
    agreements to repurchase...     369,999     19,102    5.16       321,367     18,639    5.80       308,573     17,376    5.63
  FHLB advances and other
    borrowings.................     115,120      7,570    6.58       171,464     12,233    7.13       339,110     21,809    6.43
  Subordinated debentures......     218,164     19,545    8.96       239,584     21,454    8.95       166,924     14,807    8.87
                                 ----------   --------   -----    ----------   --------   -----    ----------   --------   -----
        Total interest bearing
          liabilities..........   2,868,776    152,285    5.31     2,819,387    161,331    5.72     2,760,127    161,070    5.84
Noninterest bearing
  liabilities:
Amounts held on behalf of
  trustee......................     443,072                          389,276                          318,621
Other liabilities..............     300,266                          315,032                          274,783
Shareholders' equity...........     340,246                          335,507                          329,250
                                 ----------                       ----------                       ----------
        Total..................  $3,952,360                       $3,859,202                       $3,682,781
                                 ==========   --------   -----    ==========   --------   -----    ==========   --------   -----
Net interest income and
  interest rate spread.........               $145,331    3.61%                $110,811    2.89%                $109,462    2.65%
                                              ========   =====                 ========   =====                 ========   =====
Net yield on average interest
  earning assets...............                           4.36%                            3.51%                            3.43%
                                                         =====                            =====                            =====

---------------
(1) For the purpose of these computations, nonaccruing loans are included in the average loan amounts outstanding.

     The total interest rate spread increased 72 basis points for 1999 compared with 1998 due to an increase of 31 basis points in the yield on interest earning assets while the cost of funds decreased by 41 basis points. The increase in income on interest earning assets for 1999 compared with 1998 was due primarily to a higher percentage of automobile contracts held on the balance sheet. The decline in the cost of funds is primarily the result of an increase in the relative amount of demand deposit and money market accounts.

     The following table sets forth the changes in net interest income attributable to (i) changes in volume (change in average portfolio volume multiplied by prior period average rate), (ii) changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance), and (iii) the combined effect of changes in rates and volume (change in weighted average interest rate multiplied by change in average portfolio balance):

                                                     1999 COMPARED TO 1998                     1998 COMPARED TO 1997
                                            ---------------------------------------   ---------------------------------------
                                                                  RATE/                                     RATE/
                                             VOLUME     RATE     VOLUME     TOTAL      VOLUME     RATE     VOLUME     TOTAL
                                            --------   -------   -------   --------   --------   -------   -------   --------
                                                                         (DOLLARS IN THOUSANDS)
Interest income:
    Other investments.....................  $  4,859   $  (760)  $  (389)  $  3,710   $  2,242   $  (466)  $  (136)  $  1,640
    Investment securities.................    (4,803)    1,844    (1,461)    (4,420)    (1,627)      409       (88)    (1,306)
    Mortgage-backed securities............    27,588    (3,436)   (1,560)    22,592      3,325    (6,084)     (257)    (3,016)
  Total loans:
    Consumer loans........................    48,451      (116)      (97)    48,238     26,486    (1,370)     (541)    24,575
    Mortgage loans........................   (43,030)   (3,293)    1,497    (44,826)   (22,060)   (1,552)      244    (23,368)
    Commercial loans......................       274       (87)       (7)       180      3,047        13        25      3,085
                                            --------   -------   -------   --------   --------   -------   -------   --------
        Total interest earning assets.....  $ 33,339   $(5,848)  $(2,017)    25,474   $ 11,413   $(9,050)  $  (753)     1,610
                                            ========   =======   =======              ========   =======   =======
Interest expense:
  Deposits................................  $  4,099   $(6,678)  $  (358)    (2,937)  $  7,779   $(5,447)  $  (405)     1,927
  Securities sold under agreements to
    repurchase............................     2,821    (2,057)     (301)       463        720       523        20      1,263
  FHLB advances and other borrowings......    (4,017)     (943)      297     (4,663)   (10,779)    2,372    (1,169)    (9,576)
  Subordinated debentures.................    (1,917)       24       (16)    (1,909)     6,444       134        69      6,647
                                            --------   -------   -------   --------   --------   -------   -------   --------
        Total interest bearing
          liabilities.....................  $    986   $(9,654)  $  (378)    (9,046)  $  4,164   $(2,418)  $(1,485)       261
                                            ========   =======   =======   --------   ========   =======   =======   --------
Net change in net interest income.........                                 $ 34,520                                  $  1,349
                                                                           ========                                  ========

  PROVISION FOR CREDIT LOSSES

     We maintain an allowance for credit losses on the loans held on the balance sheet to cover probable losses which can be reasonably estimated. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on the loans held on balance sheet or as a result of the reduction of loans held on the balance sheet through loan sales. The level of allowance is based principally on the outstanding balance of loans held on balance sheet, pending sales of contracts and historical loss trends. When we sell automobile loans in a securitization transaction, we reduce the allowance for credit losses held on the balance sheet and factor estimated future losses into our gain on sale calculation. We believe that the allowance for credit losses is currently adequate to absorb probable losses in our owned loan portfolio which we can reasonably estimated. See "Note 1 -- Summary of Significant Accounting Policies" to our Consolidated Financial Statements.

     During 1999, the provision for credit losses totaled $38.4 million compared with $19.0 million and $12.9 million in 1998 and 1997, respectively. The increase in the provision for credit losses in 1999 was due primarily to an increase in automobile contracts held on the balance sheet. See "Asset Quality".

  NONINTEREST INCOME

     Automobile Lending Income

     On a regular basis, we securitize automobile contracts and retain the servicing rights. We securitized $2.5 billion, $1.9 billion and $2.2 billion in contracts for the years ended December 31, 1999, 1998 and 1997, respectively. Such transactions are either treated as sales or financings for accounting purposes. We record a gain equal to the present value of the estimated future earnings from the portfolio of contracts sold. Net interest earned on such contracts and fees earned for servicing the contract portfolios are recognized over the life of the securitization transactions as contractual servicing and retained interest income and other fee income.

     The components of automobile lending income were as follows:

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1999       1998        1997
                                                      --------    -------    --------
                                                          (DOLLARS IN THOUSANDS)
Gain on sale of automobile contracts................  $ 51,345    $25,622    $ 39,945
Retained interest income............................    47,812      1,961      69,844
Contractual servicing income........................    46,847     37,180      30,803
Other fee income....................................    42,663     34,384      35,600
                                                      --------    -------    --------
          Total automobile lending income...........  $188,667    $99,147    $176,192
                                                      ========    =======    ========

     We recorded gain on sale of contracts of $51.3 million in 1999, $25.6 million in 1998 and $39.9 million in 1997. The amount of gain on sale recorded in each period is dependent upon the amount of contracts sold, the structure of the securitization, as well as other factors including the gross interest rate spread on contracts sold, the amount of dealer participation paid, changes in credit loss assumptions, and the effect of hedging activities. Gross interest rate spread is affected by product mix, general market conditions and overall market interest rates. The risks inherent in interest rate fluctuations are reduced through hedging activities.

     Retained interest income was $47.8 million in 1999, $2.0 million in 1998 and $69.8 million in 1997. The increase is primarily the result of lower amortization of the RISA due to lower credit losses. Conversely, the decline in retained interest income in 1998 compared with 1997 is due primarily to higher amortization due to higher credit losses. Retained interest income is dependent upon the average excess spread on the contracts sold, credit losses and the size of the sold portfolio.

     According to the terms of each securitization transaction, contractual servicing income is earned at rates ranging from 1.0% to 1.25% per annum on the outstanding balance of contracts securitized. Other fee income consists primarily of documentation fees, late charges and deferment fees and has increased as a direct result of the increase in the number of contracts originated and outstanding. During the past three years, our average serviced portfolio increased to $4.8 billion for 1999 from $4.0 billion for 1998 and $3.4 billion for 1997.

     The following table lists each of our securitization transactions. The first issue in 1985 was rated AA by Standard & Poor's Rating Services ("S&P"), a division of McGraw-Hill, Inc. and Aa by Moody's Investor Service Inc. ("Moody's"). All issues since that time were rated AAA by S&P and Aaa by Moody's, their respective highest long-term ratings. The money market securities for each applicable transaction were rated A-1+ by S&P and P-1 by Moody's, their respective highest short-term ratings. All securitization transactions prior to 1995-4 were paid in full on or before their contractual maturity dates.

                                                         REMAINING                      ORIGINAL
                                          REMAINING     BALANCE AS A                    WEIGHTED
                                         BALANCE AT      PERCENT OF     ORIGINAL        AVERAGE
ISSUE                      ORIGINAL     DECEMBER 31,      ORIGINAL      WEIGHTED     SECURITIZATION   GROSS INTEREST
NUMBER    CLOSE DATE        BALANCE         1999          BALANCE      AVERAGE APR        RATE        RATE SPREAD(1)
------  ---------------   -----------   -------------   ------------   -----------   --------------   --------------
                                               (DOLLARS IN THOUSANDS)
1985-A   December, 1985   $   110,000   Paid in full           0%         18.50%          8.38%           10.12%
1986-A   November, 1986       191,930   Paid in full           0          14.20           6.63             7.57
1987-A      March, 1987       125,000   Paid in full           0          12.42           6.75             5.67
1987-B       July, 1987       110,000   Paid in full           0          12.68           7.80             4.88
1988-A   February, 1988       155,000   Paid in full           0          13.67           7.75             5.92
1988-B        May, 1988       100,000   Paid in full           0          14.01           8.50             5.51
1988-C       July, 1988       100,000   Paid in full           0          15.41           8.50             6.91
1988-D    October, 1988       105,000   Paid in full           0          14.95           8.85             6.10
1989-A      March, 1989        75,000   Paid in full           0          15.88          10.45             5.43
1989-B       June, 1989       100,000   Paid in full           0          15.96           9.15             6.81
1990-A     August, 1990       150,000   Paid in full           0          16.05           8.35             7.70
1990-1   November, 1990       150,000   Paid in full           0          15.56           8.50             7.06
1991-1      April, 1991       200,000   Paid in full           0          16.06           7.70             8.36
1991-2        May, 1991       200,000   Paid in full           0          15.75           7.30             8.45
1991-3     August, 1991       175,000   Paid in full           0          15.69           6.75             8.94
1991-4   December, 1991       150,000   Paid in full           0          15.53           5.63             9.90
1992-1      March, 1992       150,000   Paid in full           0          14.49           5.85             8.64
1992-2       June, 1992       165,000   Paid in full           0          14.94           5.50             9.44
1992-3  September, 1992       135,000   Paid in full           0          14.45           4.70             9.75
1993-1      March, 1993       250,000   Paid in full           0          13.90           4.45             9.45
1993-2       June, 1993       175,000   Paid in full           0          13.90           4.70             9.20
1993-3  September, 1993       187,500   Paid in full           0          13.77           4.25             9.52
1993-4   December, 1993       165,000   Paid in full           0          13.97           4.60             9.37
1994-1      March, 1994       200,000   Paid in full           0          12.90           5.10             7.80
1994-2        May, 1994       230,000   Paid in full           0          13.67           6.38             7.29
1994-3     August, 1994       200,000   Paid in full           0          14.04           6.65             7.39
1994-4    October, 1994       212,000   Paid in full           0          14.59           7.10             7.49
1995-1    January, 1995       190,000   Paid in full           0          15.58           8.05             7.53
1995-2      March, 1995       190,000   Paid in full           0          15.71           7.10             8.61
1995-3       June, 1995       300,000   Paid in full           0          16.36           6.05            10.31
1995-4  September, 1995(2)     375,000  $     15,682        4.18          15.05           6.20             8.85
1995-5   December, 1995       425,000         26,369        6.20          15.04           5.88             9.16
1996-A      March, 1996       485,000         39,665        8.18          15.35           6.13             9.22
1996-B       June, 1996       525,000         58,399       11.12          15.46           6.75             8.71
1996-C  September, 1996       535,000         76,201       14.24          15.74           6.66             9.08
1996-D   December, 1996       545,000         93,390       17.14          15.83           6.17             9.66
1997-A      March, 1997       500,000        106,378       21.28          15.43           6.60             8.83
1997-B       June, 1997       590,000        151,208       25.63          15.33           6.37             8.96
1997-C  September, 1997       600,000        189,116       31.52          15.36           6.17             9.19
1997-D   December, 1997       500,000        177,777       35.56          15.43           6.34             9.09
1998-A      March, 1998       525,000        213,970       40.76          15.19           6.01             9.18
1998-B       June, 1998       660,000        322,421       48.85          14.72           6.06             8.66
1998-C   November, 1998       700,000        431,469       61.64          14.68           5.81             8.87
1999-A    January, 1999     1,000,000        686,738       68.67          14.42           5.70             8.72
1999-B       July, 1999     1,000,000        839,092       83.91          14.62           6.36             8.26
1999-C   November, 1999       500,000        462,810       92.56          14.77           7.01             7.76
                          -----------   -------------
                  Total   $14,411,430   $  3,890,685
                          ===========   =============

---------------
(1) Represents the difference between the original weighted average annual percentage rate ("APR"), and the estimated weighted average securitization rate on the closing date of the securitization transaction.

(2) The 1995-4 securitization transaction was paid in full on February 1, 2000.

     Pro-Forma Portfolio Basis Statements of Operations

     The following pro-forma statements of operations present our results under the assumption that all of our securitization transactions are treated as financings rather than as sales. We believe that such a presentation is an important performance measure of our operations. If treated as financings, no gain on sale or subsequent contractual servicing and retained interest income is recognized. Instead, the earnings of the contracts in the trusts and the related financing costs are reflected over the life of the underlying pool of loans. We refer to these pro-forma results as "portfolio basis" statements of operations since the contracts would have remained in our contract portfolio on balance sheet if we accounted for the transactions as financings. We monitor the periodic portfolio basis earnings of our serviced contract portfolio and believe these portfolio basis statements assist in better understanding our business.

     The following tables presents the portfolio basis statements of operations and a reconciliation to net income (loss) as reflected in our consolidated statements of operations.

                    PORTFOLIO BASIS STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                  FOR THE YEAR ENDED
                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
                                                                (DOLLARS IN THOUSANDS,
                                                              EXCEPT PER SHARE AMOUNTS)
Interest income.............................................    $799,587       $715,605
Interest expense............................................     411,379        397,595
                                                                --------       --------
  Net interest income.......................................     388,208        318,010
Net chargeoffs(1)...........................................     103,638        141,639
Provision for growth(2).....................................      20,310         16,621
                                                                --------       --------
  Provision for credit losses...............................     123,948        158,260
                                                                --------       --------
  Net interest income after provision for credit losses.....     264,260        159,750
Noninterest income..........................................      64,001         68,675
Noninterest expense.........................................     224,960        259,223
                                                                --------       --------
  Income (loss) before income tax (benefit).................     103,301        (30,798)
Income tax (benefit)(3).....................................      43,491        (12,355)
                                                                --------       --------
  Income (loss) before minority interest....................      59,810        (18,443)
Minority interest in earnings (losses)......................       6,614         (2,385)
                                                                --------       --------
  Income (loss) before extraordinary item...................      53,196        (16,058)
Extraordinary gain from early extinguishment of debt........       2,132
                                                                --------       --------
Portfolio basis net income (loss)...........................    $ 55,328       $(16,058)
                                                                ========       ========
Portfolio basis net income (loss) per common share --
  diluted...................................................    $   2.09       $  (0.61)
                                                                ========       ========

---------------
(1) Represents actual chargeoffs incurred during the period, net of recoveries.

(2) Represents additional allowance for credit losses we would set aside due to an increase in the serviced contract portfolio.

(3) Such tax effect is based upon our tax rate for the respective period.

     RECONCILIATION OF GAAP BASIS NET INCOME TO PORTFOLIO BASIS NET INCOME

                                  (UNAUDITED)

                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                1999          1998
                                                              ---------    ----------
                                                              (DOLLARS IN THOUSANDS)
GAAP net income (loss)......................................  $ 52,626     $ (14,697)
Portfolio basis adjustments:
  Gain on sales of contracts................................   (51,345)      (25,622)
  Retained interest income..................................   (47,812)       (1,961)
  Contractual servicing income..............................   (46,847)      (37,180)
  Net interest income.......................................   242,878       207,200
  Provision for credit losses...............................   (85,549)     (139,299)
  Operating expenses........................................    (6,500)       (5,690)
  Minority interest.........................................       (92)          166
                                                              --------     ---------
          Total portfolio basis adjustments.................     4,733        (2,386)
Net tax effect(1)...........................................     2,031        (1,025)
                                                              --------     ---------
Portfolio basis net income (loss)...........................  $ 55,328     $ (16,058)
                                                              ========     =========

---------------
(1) Such tax effect is based upon our tax rate for the respective period.

     Mortgage Banking Income

     Mortgage banking operations included gains and losses on the sale of loans, loan servicing income net of amortization of capitalized servicing rights and other income (primarily late charges). During 1999, mortgage banking income totaled $6.0 million compared with $14.2 million and $24.5 million in 1998 and 1997, respectively. The 58% decline in mortgage banking income is due to our decision to exit the mortgage banking business. This decision resulted in the sale of our remaining mortgage banking operations effective September 16, 1999.

     The components of mortgage banking income were as follows:

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                         -------------------------------
                                                          1999        1998        1997
                                                         -------    --------    --------
                                                             (DOLLARS IN THOUSANDS)
Net gains from sale of mortgage loans..................  $3,184     $14,769     $18,945
Mortgage loan servicing income (loss)..................   2,001      (2,949)      3,284
Other fee income.......................................     862       2,410       2,311
                                                         ------     -------     -------
          Total mortgage banking income................  $6,047     $14,230     $24,540
                                                         ======     =======     =======

     Other Noninterest Income

     Other noninterest income consists primarily of investment and mortgage-backed securities gains and losses and insurance income. We recorded investment and mortgage-backed securities gains of $1.3 million for the year ended December 31, 1999 compared with gains of $7.6 million and $8.0 million in 1998 and 1997, respectively. The gain on sale recorded in 1999 was the result of the sale of $110 million of mortgage-backed securities compared with the sale of $366 million and $394 million during 1998 and 1997, respectively. Insurance income, which totaled $6.1 million, $5.7 million and $6.5 million for the years ended December 31, 1999, 1998 and 1997, respectively, includes premiums and commissions earned on insurance and insurance-related products, including collateral protection and credit life insurance. Sales of mutual funds and annuities totaled $2.1 million in 1999, $2.0 million in 1998 and $1.8 million in 1997.

  NONINTEREST EXPENSE

     Total noninterest expense was $218 million, $254 million and $246 million for the years ended December 31, 1999, 1998 and 1997, respectively. The 14% decline in noninterest expense from 1998 to 1999 is primarily the result of the completion of the restructuring programs for the automobile lending and mortgage banking operations as well as other operating efficiencies achieved during the past three years. These efficiencies include increasing the conversion ratios on contracts purchased, the automation of the loan application and underwriting system, the centralization of data entry and verification processes, implementation of proprietary credit scorecards and electronic funds transfers for our dealers. Operating efficiencies also include the implementation of automated dialers, the centralization and upgrade of payment processing and asset recovery processes, the upgrading of toll free lines for customer service and interactive voice response technology, direct debit for our borrowers, imaging for record retention and retrieval, and the implementation of a new collection system.

  INCOME TAXES

     We file federal and certain state tax returns on a consolidated basis. Other state tax returns are filed for each subsidiary separately. Our effective tax rate was 42% for the year ended December 31, 1999 compared with effective tax rates of 40% and 43% for the years ended December 31, 1998 and 1997, respectively.

FINANCIAL CONDITION

  OVERVIEW

     During 1999, our strategy was to focus on and expand our principal lines of business -- automobile lending and community banking. We originated $3.3 billion of automobile loans in 1999 compared with $2.7 billion during 1998. The 25% increase in automobile contract purchases was the result of the successful implementation of our full spectrum single point of contact marketing approach initiated as part of our restructuring program.

     During 1999, our retail banking division increased total demand deposit and money market accounts by $136 million or 40% to $477 million at December 31, 1999. Total demand deposit and money market accounts represented 24% of total retail banking deposits. The commercial banking division had deposits of $216 million, $80.0 million, and $67.5 million outstanding at December 31, 1999, 1998 and 1997, respectively.

  INVESTMENT SECURITIES

     Our investment securities portfolio consists primarily of United States Agency and Treasury securities and is classified as available for sale. Accordingly, the portfolio is reported at fair value with unrealized gains and losses being reflected as a separate component of shareholders' equity. This portfolio is maintained primarily for liquidity purposes in accordance with regulatory requirements. We also hold FHLB stock, which is carried at cost as required by our affiliation with the FHLB System. All of our investment securities held to maturity were reclassified to available for sale in 1998. In 1998, we held other investments, which included investment securities. At December 31, 1999, the weighted average interest rate of our investment securities portfolio was 6.26% for securities with maturities of up to one year, 4.72% for securities with maturities greater than one year up to five years, and 5.00% for securities with maturities greater than five years up to ten years.

     The following table summarizes our investment securities:

                                                                  DECEMBER 31,
                                              ----------------------------------------------------
                                                1999       1998       1997       1996       1995
                                              --------   --------   --------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
Interest bearing deposits with other
  financial institutions....................  $    720   $    515   $ 15,510   $    510   $    689
Other short-term investments................   137,000     22,864     84,136     62,798    126,227
Investment securities:
  U.S. Treasury securities and obligations
     of other U.S. government agencies and
     corporations -- available for sale.....               75,592    121,714    140,806    130,052
  U.S. Treasury securities and obligations
     of other U.S. government agencies and
     corporations -- held to maturity.......                                      1,504      1,506
  Obligations of states and political
     subdivisions...........................     1,506      1,572      1,532      1,513      3,441
  FHLB stock................................    23,312     24,555     25,762     31,967     29,624
  Other.....................................       739        632        163         25         25
                                              --------   --------   --------   --------   --------
                                              $163,277   $125,730   $248,817   $239,123   $291,564
                                              ========   ========   ========   ========   ========

     The following table sets forth the stated maturities of our investment securities at December 31, 1999:

                                                            ONE YEAR   FIVE YEARS
                                                UP TO ONE   TO FIVE      TO TEN     TEN YEARS   NO STATED
                                                  YEAR       YEARS       YEARS       OR MORE    MATURITY
                                                ---------   --------   ----------   ---------   ---------
                                                                 (DOLLARS IN THOUSANDS)
Interest bearing deposits with other financial
  institutions................................  $    720
Other short-term investments..................   137,000
Investment securities:
  Obligations of states and political
     subdivisions.............................                $487       $1,019
  FHLB stock..................................                                                   $23,312
  Other.......................................                                                       739
                                                --------      ----       ------     --------     -------
                                                $137,720      $487       $1,019                  $24,051
                                                ========      ====       ======     ========     =======

Weighted average interest rate................      6.26%     4.72%        5.00%                    5.73%

  MORTGAGE-BACKED SECURITIES

     We invest in MBS to generate net interest margin, to manage interest rate risk, to provide another source of liquidity through repurchase agreements and to meet regulatory requirements. See "Business -- Supervision and Regulation". In 1998, we reclassified our portfolio as available for sale and accounted for it at fair value with unrealized gains or losses being reported as a separate component of shareholders' equity. The following table summarizes our MBS portfolio by issuer:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1999         1998
                                                              ----------    --------
                                                              (DOLLARS IN THOUSANDS)
Available for sale securities:
  GNMA certificates.........................................  $1,344,450    $859,627
  FNMA participation certificates...........................      81,955     113,842
  FHLMC participation certificates..........................       2,084       3,658
  Other.....................................................       2,887       2,917
                                                              ----------    --------
                                                              $1,431,376    $980,044
                                                              ==========    ========

     The carrying value of the MBS portfolio available for sale was $1.5 billion compared with an estimated market value of $1.4 billion at December 31, 1999. The portfolio had a weighted average interest rate of 6.27% at December 31, 1999. Our MBS portfolio had maturities of ten years or greater at December 31, 1999, although payments are generally received monthly throughout the life of these securities.

  LOAN PORTFOLIOS

     Mortgage Loan Portfolio

     From time to time, we have originated mortgage products that we have held on our balance sheet rather than selling such products into the secondary markets. Other than mortgage loans originated through the commercial banking division on a limited basis, we are not adding newly originated mortgage loans to our balance sheet.

     Our total mortgage loan portfolio (including those held for sale) consisted of the following:

                                                                    DECEMBER 31,
                                                      ----------------------------------------
                                                            1999                  1998
                                                      -----------------    -------------------
                                                       AMOUNT       %        AMOUNT        %
                                                      --------    -----    ----------    -----
                                                               (DOLLARS IN THOUSANDS)
Single family residential loans:
  First trust deeds.................................  $281,419     47.1%   $  617,914     61.4%
  Second trust deeds................................     6,885      1.1        27,052      2.7
                                                      --------    -----    ----------    -----
                                                       288,304     48.2       644,966     64.1
Multifamily residential loans.......................   272,132     45.5       331,652     32.9
Construction loans..................................    23,190      3.9        18,345      1.9
Other...............................................    28,636      4.8        17,031      1.7
                                                      --------    -----    ----------    -----
                                                       612,262    102.4     1,011,994    100.6
Less: undisbursed loan proceeds.....................    14,174      2.4         5,057      0.6
                                                      --------    -----    ----------    -----
          Total mortgage loans......................  $598,088    100.0%   $1,006,937    100.0%
                                                      ========    =====    ==========    =====

     Consumer Loan Portfolio

     Our consumer loan portfolio (including those held for sale) consisted of the following:

                                                                    DECEMBER 31,
                                                      ----------------------------------------
                                                             1999                  1998
                                                      -------------------    -----------------
                                                        AMOUNT        %       AMOUNT       %
                                                      ----------    -----    --------    -----
                                                               (DOLLARS IN THOUSANDS)
Automobile contracts................................  $1,518,433     96.7%   $923,953     94.2%
Other...............................................      52,210      3.3      57,024      5.8
                                                      ----------    -----    --------    -----
                                                      $1,570,643    100.0%   $980,977    100.0%
                                                      ==========    =====    ========    =====

     The balance of automobile contracts held on the balance sheet is largely dependent upon the timing of origination and securitization of contracts. We expect to continue to increase the amount of automobile contracts held on the balance sheet.

     Commercial Loan Portfolio

     We had outstanding commercial loan commitments of $215 million at December 31, 1999 compared with $154 million at December 31, 1998. During 1999, we originated $237 million of commercial loans compared with $124 million during 1998. Though we continue to focus on expanding our commercial banking operation, it was not a significant source of revenues for the year ended December 31, 1999.

  AMOUNTS DUE FROM TRUSTS

     The excess cash flow generated by contracts sold to trusts is deposited into spread accounts by the trustee under the terms of the securitization transactions. In addition, at the time a securitization transaction closes, WFS advances additional monies to WFAL to initially fund these spread accounts. WFS establishes a liability associated with its use of the spread account funds which is reduced as such funds reach predetermined funding levels. WFS is released from its obligation after the spread account reaches a predetermined funding level. Amounts due from trusts represent amounts due to WFS that are still under obligation to be held in the spread accounts. The amounts due from trusts at December 31, 1999 were $439 million compared with $333 million at December 31, 1998. The increase is a result of the increase in the total contracts sold and outstanding.

  RETAINED INTEREST AND CAPITALIZED SERVICING RIGHTS ASSETS

     Following a transfer of financial assets, we recognize the assets we control and the liabilities we incurred and derecognize assets for which control has been surrendered and liabilities that have been extinguished.

     Retained Interest in Securitized Assets

     RISA is capitalized upon the sale of contracts to securitization trusts. RISA represents the present value of the estimated future earnings to be received by us from the excess spread created in securitization transactions. Excess spread is calculated by taking the coupon rate of the contracts sold less the interest rate paid to the investors less contractually specified servicing, guarantor fees, credit losses and prepayments.

     Prepayment and credit loss assumptions are also utilized to estimate future excess spread. We currently use a prepayment rate of 1.6% Absolute Prepayment Model ("ABS"). Credit losses are estimated using a cumulative loss rate estimated by management to reduce the likelihood of impairment to the value of the RISA. We determine the cumulative loss rate based upon our review of historical cumulative loss experience, collection and repossession data, estimates of the value of the underlying collateral, economic conditions and trends, the mix of prime and non-prime contracts and other information. Cumulative net credit loss assumptions utilized during 1999 and 1998 ranged from 6% to 7%. Future earnings are discounted at a rate management believes to be representative of the market at the time of securitization. Currently, we use a discount rate of 425 basis points over the two-year Treasury rate. All assumptions used are evaluated each quarter and adjusted, if appropriate, to reflect actual performance of the contracts.

     The balance of the RISA is amortized on a monthly basis over the expected repayment life of the underlying contracts. Actual cash flows in excess of the amortization of the RISA are shown in our income statement as retained interest income. RISA is classified in a manner similar to available for sale securities and as such is marked to market each quarter. Market value changes are calculated by discounting the excess spread using a current market discount rate. Any changes in the market value of the RISA are reported as a separate component of shareholders' equity on our consolidated statements of financial condition as accumulated other comprehensive income (loss), net of applicable taxes.

     The following table presents the activity of the RISA:

                                                           FOR THE YEAR ENDED
                                                              DECEMBER 31,
                                                   ----------------------------------
                                                     1999         1998         1997
                                                   ---------    ---------    --------
                                                         (DOLLARS IN THOUSANDS)
Beginning balance................................  $ 171,230    $ 181,177    $121,597
Additions........................................    111,767       91,914     112,230
Amortization.....................................   (111,752)    (103,610)    (53,421)
Change in unrealized gains (losses) on RISA(1)...     (3,968)       1,749         771
                                                   ---------    ---------    --------
Ending balance...................................  $ 167,277    $ 171,230    $181,177
                                                   =========    =========    ========

---------------
(1) Change in unrealized gains (losses) on RISA represents the effect that current changes in interest rates have on the valuation of the RISA. Such amount will not be realized unless the RISA is sold.

     Estimated future undiscounted RISA earnings are calculated by taking the difference between the coupon rate of the contracts sold and the interest rate paid to the investors, less the contractually specified servicing fees and guarantor fees, after giving effect to estimated prepayments and assuming no losses. To arrive at the RISA, this amount is reduced by the off balance sheet allowance established for probable future losses that can be reasonably estimated and by discounting to present value.

     The following table presents the estimated future undiscounted retained interest earnings to be received from securitizations:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
Estimated net undiscounted RISA earnings....................  $  410,066    $  361,209
Off balance sheet allowance for credit losses...............    (220,838)     (170,664)
Discount to present value...................................     (21,951)      (19,315)
                                                              ----------    ----------
Retained interest in securitized assets.....................  $  167,277    $  171,230
                                                              ==========    ==========
Outstanding balance of automobile contracts sold through
  securitizations...........................................  $3,890,685    $3,491,452
Off balance sheet allowance for credit losses as a percent
  of automobile contracts sold through securitizations......        5.68%         4.89%

We believe that the off balance sheet allowance for credit losses is currently adequate to absorb probable future losses in the sold portfolio that can be reasonably estimated.

     Capitalized Servicing Rights ("CSR")

     Capitalized servicing rights consisted of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Purchased mortgage servicing rights.........................   $            $ 6,360
Originated mortgage servicing rights........................                  6,136
Impairment allowance for mortgage servicing rights..........                 (3,723)
                                                               -------      -------
                                                               $            $ 8,773
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

     As part of our strategy to exit the mortgage banking business, we sold our entire remaining mortgage servicing rights portfolio during 1999. Amortization of capitalized servicing rights is reflected as a component of mortgage banking income in noninterest income. Amortization expense for the year ended December 31, 1999 was $2.3 million, compared with $15.5 million for the year ended December 31, 1998.

  ASSET QUALITY

     Overview

     Nonperforming assets, repossessions, loan delinquency and credit losses are considered by us as key measures of asset quality. Asset quality, in turn, affects our determination of the allowance for credit losses. We also take into consideration general economic conditions in the markets we serve, individual loan reviews, and the level of assets relative to reserves in determining the adequacy of the allowance for credit losses.

     Automobile Loan Quality

     We provide automobile financing in a market where there is a risk of default by borrowers. Chargeoffs directly impact our earnings and cash flows. To minimize the amount of losses we incur, we monitor delinquent accounts, promptly repossess and remarket vehicles and seek to collect on deficiency balances.

     At December 31, 1999, the percentage of accounts delinquent 30 days or greater was 2.84% compared with 3.64% at December 31, 1998 and 2.20% at December 31, 1997. Delinquency is calculated by us based on the contractual due date. Net chargeoffs on average contracts outstanding for the year ended December 31, 1999 were 2.13% compared with 3.42% and 3.02% at December 31, 1998 and 1997, respectively. Historically, chargeoffs and delinquencies tend to be higher in the first and fourth quarters of the year.

     The improvement in credit loss experience and delinquency is the result of improved underwriting and servicing. Stricter underwriting guidelines, the successful implementation of our multiple credit scoring models, and a greater concentration of prime automobile contracts in our portfolio have all contributed to better asset quality. Collection and recovery efforts have also improved as the effects of the disruption created by the restructuring program completed in 1998 have dissipated. See "Business -- Operations -- Automobile Lending".

     The following table sets forth information with respect to the delinquency of our portfolio of automobile contracts serviced which includes delinquency information relating to automobile contracts which are owned by us and automobile contracts which have been sold and securitized but are serviced by us:

                                                                          DECEMBER 31,
                                              --------------------------------------------------------------------
                                                      1999                    1998                    1997
                                              ---------------------   ---------------------   --------------------
                                               AMOUNT    PERCENTAGE    AMOUNT    PERCENTAGE   AMOUNT    PERCENTAGE
                                              --------   ----------   --------   ----------   -------   ----------
                                                                     (DOLLARS IN THOUSANDS)
Period of delinquency(1)
  31 - 59 days..............................  $107,416      2.01%     $112,208      2.57%     $54,450      1.48%
  60 days or more...........................    44,610      0.83        46,541      1.07       26,414      0.72
                                              --------      ----      --------      ----      -------      ----
         Total automobile contracts and
           delinquencies as a percentage of
           contracts serviced...............  $152,026      2.84%     $158,749      3.64%     $80,864      2.20%
                                              ========      ====      ========      ====      =======      ====

---------------
(1) The period of delinquency is based on the number of days payments are contractually past due.

     The following table sets forth information with respect to delinquencies in our portfolio of automobile contracts owned:

                                                                           DECEMBER 31,
                                                 -----------------------------------------------------------------
                                                         1999                   1998                  1997
                                                 --------------------   --------------------   -------------------
                                                 AMOUNT    PERCENTAGE   AMOUNT    PERCENTAGE   AMOUNT   PERCENTAGE
                                                 -------   ----------   -------   ----------   ------   ----------
                                                                      (DOLLARS IN THOUSANDS)
Period of delinquency(1)
  31 - 59 days.................................  $17,114      1.17%     $12,743      1.45%     $3,053      1.32%
  60 days or more..............................    7,246      0.49        5,490      0.63       2,182      0.94
                                                 -------      ----      -------      ----      ------      ----
         Total automobile contracts and
           delinquencies as a percentage of
           contracts serviced..................  $24,360      1.66%     $18,233      2.08%     $5,235      2.26%
                                                 =======      ====      =======      ====      ======      ====

---------------
(1) The period of delinquency is based on the number of days payments are contractually past due.

     The following table sets forth information with respect to repossessions in our portfolio of serviced contracts:

                                                                      DECEMBER 31,
                                        ------------------------------------------------------------------------
                                                 1999                     1998                     1997
                                        ----------------------   ----------------------   ----------------------
                                        NUMBER OF                NUMBER OF                NUMBER OF
                                        CONTRACTS     AMOUNT     CONTRACTS     AMOUNT     CONTRACTS     AMOUNT
                                        ---------   ----------   ---------   ----------   ---------   ----------
                                                                 (DOLLARS IN THOUSANDS)
Automobile contracts serviced(1)......   524,709    $5,354,385    464,257    $4,367,099    408,958    $3,680,817
                                         =======    ==========    =======    ==========    =======    ==========
Repossessed vehicles..................       559    $    3,374      1,232    $    7,790      1,554    $    9,672
                                         =======    ==========    =======    ==========    =======    ==========
Repossessed vehicles as a percentage
  of number and amount of contracts
  outstanding.........................      0.11%         0.06%      0.27%         0.18%      0.38%         0.26%

---------------
(1) Includes automobile contracts which are owned by us and automobile contracts which have been sold and securitized but are serviced by us.

     The following table sets forth information with respect to actual credit loss experience on our portfolio of automobile contracts serviced:

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1999          1998          1997
                                                         ----------    ----------    ----------
                                                                 (DOLLARS IN THOUSANDS)
Automobile contracts serviced at end of period(1)......  $5,354,385    $4,637,099    $3,680,817
                                                         ==========    ==========    ==========
Average automobile contracts serviced during
  period(1)............................................  $4,839,514    $4,006,185    $3,383,570
                                                         ==========    ==========    ==========
Gross chargeoffs of automobile contracts serviced
  during period........................................  $  150,518    $  173,422    $  136,773
Recoveries of automobile contracts charged off in
  current and prior periods............................      47,581        36,230        34,634
                                                         ----------    ----------    ----------
Net chargeoffs.........................................  $  102,937    $  137,192    $  102,139
                                                         ==========    ==========    ==========
Net chargeoffs as a percent of average automobile
  contracts serviced during period.....................        2.13%         3.42%         3.02%

---------------
(1) Includes contracts which are owned by us and automobile contracts which have been sold and securitized but are serviced by us.

     The following table sets forth the cumulative static pool losses by month for all outstanding securitized pools:

                     CUMULATIVE STATIC POOL LOSS CURVES(1)
                              AT DECEMBER 31, 1999

             MONTH(2)                1995-4   1995-5   1996-A   1996-B   1996-C   1996-D   1997-A   1997-B   1997-C   1997-D
             --------                ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
1..................................   0.00%    0.01%    0.00%    0.01%    0.00%    0.02%    0.00%    0.00%    0.00%    0.00%
2..................................   0.06%    0.09%    0.06%    0.09%    0.09%    0.10%    0.08%    0.06%    0.05%    0.05%
3..................................   0.16%    0.16%    0.17%    0.20%    0.22%    0.24%    0.20%    0.15%    0.12%    0.14%
4..................................   0.31%    0.32%    0.29%    0.35%    0.52%    0.44%    0.36%    0.33%    0.29%    0.31%
5..................................   0.52%    0.48%    0.48%    0.61%    0.74%    0.71%    0.62%    0.56%    0.46%    0.56%
6..................................   0.70%    0.62%    0.63%    0.88%    0.98%    0.93%    0.85%    0.77%    0.67%    0.75%
7..................................   0.86%    0.78%    0.81%    1.14%    1.27%    1.16%    1.12%    1.10%    0.93%    0.99%
8..................................   1.02%    0.98%    1.08%    1.42%    1.52%    1.43%    1.45%    1.40%    1.16%    1.24%
9..................................   1.13%    1.16%    1.35%    1.67%    1.77%    1.72%    1.70%    1.70%    1.37%    1.47%
10.................................   1.26%    1.32%    1.63%    1.91%    1.98%    2.03%    2.02%    2.00%    1.66%    1.75%
11.................................   1.41%    1.54%    1.87%    2.18%    2.21%    2.34%    2.32%    2.22%    1.94%    2.06%
12.................................   1.52%    2.01%    2.06%    2.38%    2.49%    2.62%    2.61%    2.43%    2.16%    2.35%
13.................................   1.66%    2.03%    2.28%    2.58%    2.73%    2.97%    2.92%    2.66%    2.40%    2.63%
14.................................   1.86%    2.25%    2.47%    2.79%    2.99%    3.27%    3.14%    2.91%    2.65%    2.86%
15.................................   2.07%    2.41%    2.63%    2.95%    3.21%    3.53%    3.30%    3.15%    2.90%    3.05%
16.................................   2.26%    2.59%    2.79%    3.14%    3.47%    3.79%    3.55%    3.47%    3.15%    3.19%
17.................................   2.47%    2.77%    2.97%    3.38%    3.70%    4.02%    3.77%    3.77%    3.36%    3.32%
18.................................   2.59%    2.88%    3.12%    3.55%    3.94%    4.19%    3.94%    3.97%    3.55%    3.42%
19.................................   2.72%    3.00%    3.31%    3.80%    4.18%    4.43%    4.21%    4.20%    3.70%    3.50%
20.................................   2.88%    3.12%    3.49%    3.98%    4.36%    4.65%    4.40%    4.39%    3.81%    3.60%
21.................................   2.95%    3.24%    3.63%    4.14%    4.53%    4.80%    4.59%    4.53%    3.91%    3.69%
22.................................   3.04%    3.39%    3.80%    4.31%    4.67%    5.07%    4.81%    4.67%    4.00%    3.81%
23.................................   3.13%    3.53%    3.95%    4.46%    4.84%    5.27%    5.00%    4.75%    4.11%    3.96%
24.................................   3.22%    3.64%    4.10%    4.58%    5.01%    5.47%    5.14%    4.81%    4.21%    4.10%
25.................................   3.30%    3.72%    4.22%    4.74%    5.17%    5.65%    5.24%    4.88%    4.30%    4.23%
26.................................   3.37%    3.83%    4.33%    4.87%    5.34%    5.80%    5.33%    4.94%    4.44%
27.................................   3.47%    3.95%    4.41%    4.98%    5.50%    5.91%    5.39%    5.04%    4.56%
28.................................   3.50%    4.08%    4.51%    5.11%    5.67%    5.98%    5.44%    5.11%    4.66%
29.................................   3.58%    4.16%    4.60%    5.21%    5.78%    6.06%    5.50%    5.21%
30.................................   3.65%    4.25%    4.70%    5.31%    5.89%    6.12%    5.56%    5.31%
31.................................   3.75%    4.31%    4.79%    5.42%    5.98%    6.17%    5.65%    5.40%
32.................................   3.80%    4.35%    4.85%    5.50%    6.02%    6.24%    5.71%
33.................................   3.83%    4.40%    4.91%    5.55%    6.06%    6.29%    5.79%
34.................................   3.87%    4.46%    4.99%    5.58%    6.11%    6.34%    5.85%
35.................................   3.91%    4.54%    5.03%    5.60%    6.14%    6.39%
36.................................   3.94%    4.58%    5.07%    5.62%    6.16%    6.44%
37.................................   3.96%    4.61%    5.11%    5.65%    6.17%    6.47%
38.................................   3.99%    4.64%    5.11%    5.68%    6.22%
39.................................   4.01%    4.66%    5.12%    5.70%    6.27%
40.................................   4.04%    4.69%    5.12%    5.71%    6.30%
41.................................   4.06%    4.69%    5.13%    5.74%
42.................................   4.07%    4.69%    5.13%    5.76%
43.................................   4.07%    4.68%    5.13%    5.77%
44.................................   4.07%    4.68%    5.13%
45.................................   4.06%    4.68%    5.14%
46.................................   4.05%    4.68%    5.14%
47.................................   4.05%    4.66%
48.................................   4.05%    4.68%
49.................................   4.03%    4.67%
50.................................   4.03%
51.................................   4.03%
52.................................   4.04%
Prime Mix(3).......................     65%      64%      59%      58%      55%      51%      54%      55%      53%      49%

             MONTH(2)                1998-A   1998-B   1998-C   1999-A   1999-B   1999-C
             --------                ------   ------   ------   ------   ------   ------
1..................................   0.00%    0.00%    0.00%    0.00%    0.00%    0.00%
2..................................   0.04%    0.02%    0.04%    0.04%    0.04%    0.02%
3..................................   0.11%    0.08%    0.11%    0.11%    0.11%    0.10%
4..................................   0.25%    0.18%    0.23%    0.20%    0.26%
5..................................   0.44%    0.38%    0.39%    0.33%    0.47%
6..................................   0.66%    0.59%    0.50%    0.46%    0.66%
7..................................   0.95%    0.83%    0.61%    0.62%
8..................................   1.23%    1.03%    0.75%    0.76%
9..................................   1.50%    1.21%    0.86%    0.92%
10.................................   1.79%    1.40%    1.00%    1.11%
11.................................   2.03%    1.53%    1.17%    1.30%
12.................................   2.21%    1.62%    1.32%
13.................................   2.39%    1.74%    1.48%
14.................................   2.49%    1.84%    1.66%
15.................................   2.60%    1.96%
16.................................   2.72%    2.10%
17.................................   2.85%    2.22%
18.................................   2.98%    2.40%
19.................................   3.11%    2.55%
20.................................   3.25%
21.................................   3.35%
22.................................   3.48%
23.................................
24.................................
25.................................
26.................................
27.................................
28.................................
29.................................
30.................................
31.................................
32.................................
33.................................
34.................................
35.................................
36.................................
37.................................
38.................................
39.................................
40.................................
41.................................
42.................................
43.................................
44.................................
45.................................
46.................................
47.................................
48.................................
49.................................
50.................................
51.................................
52.................................
Prime Mix(3).......................     57%      67%      70%      70%      70%      67%

---------------

(1) Cumulative static pool losses are equal to the cumulative amount of losses actually recognized up to and including a given month divided by the original principal balance of the securitization transaction.
(2) Represents the number of months since the inception of the securitization transaction.
(3) Represents the original percentage of prime contracts sold within each pool.

     Real Estate Loan Quality

     The following table of mortgage delinquencies over 60 days by loan type highlights the fact that real estate loan related delinquencies have stabilized over the past three years:

                                                                     DECEMBER 31,
                                            ---------------------------------------------------------------
                                                   1999                  1998                  1997
                                            -------------------   -------------------   -------------------
                                             AMOUNT                AMOUNT                AMOUNT
                                            PAST DUE              PAST DUE              PAST DUE
                                              OVER       % OF       OVER       % OF       OVER       % OF
                                            60 DAYS    CATEGORY   60 DAYS    CATEGORY   60 DAYS    CATEGORY
                                            --------   --------   --------   --------   --------   --------
                                                                (DOLLARS IN THOUSANDS)
Single family.............................   $8,508      2.64%     $7,588      1.19%    $12,993      1.17%
Multifamily...............................    1,005      0.54         669      0.30         938      0.22
Construction..............................                            964      6.92         220      2.79
                                             ------      ----      ------      ----     -------      ----
                                             $9,513      1.58%     $9,221      0.91%    $14,151      0.90%
                                             ======      ====      ======      ====     =======      ====

     Nonperforming Assets

     Our total nonperforming assets ("NPAs") decreased $3.6 million to $13.5 million at December 31, 1999 compared with $17.1 million at December 31, 1998 and $26.1 million at December 31, 1997. At December 31, 1999, NPAs represented 0.3% compared with 0.4% and 0.7% of total assets at December 31, 1998 and 1997, respectively. The real estate market has become much stronger throughout California, thereby improving overall loan performance.

     NPAs consist of nonperforming loans ("NPLs") and real estate owned ("REO"). REO is carried at lower of cost or fair value less estimated disposition costs. NPLs are defined as all nonaccrual loans, which include mortgage loans 90 days or more past due and impaired loans where full collection of principal and interest is not reasonably assured. When a loan is designated as nonaccrual, all previously accrued but unpaid interest is reversed. At December 31, 1999, 1998 and 1997, interest on nonperforming loans excluded from interest income was $0.6 million, $0.4 million, and $0.8 million, respectively.

     A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We measure impairment based on, among other factors, the fair value of the loan's collateral. Changes in the fair value of loans are recorded through the allowance for credit losses. At December 31, 1999 and 1998, impaired loans totaled $3.9 million and $4.0 million, respectively.

     The following table classifies NPLs into significant categories:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Loans placed on nonaccrual..................................   $ 7,362      $ 8,181
Impaired loans..............................................     3,917        4,046
                                                               -------      -------
                                                               $11,279      $12,227
                                                               =======      =======

Single family loans accounted for 68% of total NPAs at December 31, 1999 while multifamily loans accounted for only 30%, although no single loan or series of such loans predominate. The decrease in total NPAs is the result of improving asset quality and stabilization of market values.

     Allowance For Credit Losses

     Our allowance for credit losses was $64.2 million at December 31, 1999 compared to $37.7 million at December 31, 1998 and $33.8 million at December 31, 1997. The allowance for credit losses and related provisions are determined by considering loan volumes, loan sales, prepayments, loss trends, levels of NPLs, management's analysis of market conditions, individual loan reviews, levels of assets to reserves and other relevant factors. The allowance for credit losses is reduced by net chargeoffs and increased by the provision for credit losses. For the year ended December 31, 1999, the provision for credit losses was $38.4 million compared with $19.0 million and $12.9 million for the years ended December 31, 1998 and 1997, respectively. Net chargeoffs for the years ended December 31, 1999, 1998 and 1997 were $11.8 million, $15.1 million and $18.4 million, respectively. The increase in the allowance for credit losses is the result of a greater percentage of automobile contracts held on balance sheet.

     We believe that the allowance for credit losses is currently adequate to cover probable losses in the portfolio that can be reasonably estimated. No single loan, borrower or series of such loans comprise a significant portion of the total portfolio. The provision and allowance for credit losses are indicative of loan volumes, loss trends and management's analysis of market conditions.

     The following table sets forth the activity in the allowance for credit losses:

                                                     AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                     --------------------------------------
                                                        1999          1998          1997
                                                     ----------    ----------    ----------
                                                             (DOLLARS IN THOUSANDS)
Balance at beginning of period.....................   $ 37,660      $ 33,834      $ 40,211
Chargeoffs:
  Mortgage loans...................................     (2,495)       (4,761)       (6,850)
  Consumer loans...................................    (18,787)      (14,944)      (15,956)
                                                      --------      --------      --------
                                                       (21,282)      (19,705)      (22,806)
Recoveries:
  Mortgage loans...................................      1,883           427            66
  Consumer loans...................................      7,556         4,144         4,303
                                                      --------      --------      --------
                                                         9,439         4,571         4,369
                                                      --------      --------      --------
Net chargeoffs.....................................    (11,843)      (15,134)      (18,437)
Business acquisition adjustment(1).................                                   (791)
Provision for credit losses........................     38,400        18,960        12,851
                                                      --------      --------      --------
Balance at end of period...........................   $ 64,217      $ 37,660      $ 33,834
                                                      ========      ========      ========
Ratio of net chargeoffs during the period to
  average loans outstanding during the period......       0.72%         0.79%         0.93%

---------------

(1) Adjustment related to the acquisition of The Hammond Company and its subsidiaries.

     The allowance for credit losses by loan category was as follows:

                                                                   DECEMBER 31,
                                           ------------------------------------------------------------
                                                       1999                            1998
                                           ----------------------------    ----------------------------
                                                         LOANS IN EACH                   LOANS IN EACH
                                                        CATEGORY AS A %                 CATEGORY AS A %
                                           ALLOWANCE    OF TOTAL LOANS     ALLOWANCE    OF TOTAL LOANS
                                           ---------    ---------------    ---------    ---------------
                                                              (DOLLARS IN THOUSANDS)
Consumer.................................   $40,339           69.5%         $13,971           46.8%
Single family residential................     7,265           13.6            5,881           33.0
Multifamily residential..................    13,760           13.8           15,467           17.5
Commercial...............................     2,853            3.1            2,341            2.7
                                            -------          -----          -------          -----
                                            $64,217          100.0%         $37,660          100.0%
                                            =======          =====          =======          =====

     The allowance for real estate owned losses remained constant at $0.8 million at December 31, 1999 and December 31, 1998. The allowance for real estate owned losses is charged with writedowns of foreclosed assets or changes in estimated fair value occurring subsequent to foreclosure. No later than at the time of foreclosure, individual properties are written down to estimated fair value and the allowance for credit losses is charged. We believe that the allowance for real estate owned losses is currently adequate to absorb probable losses in the foreclosed portfolio that can be reasonably estimated.

     The following table presents summarized data relative to the allowances for loan and real estate losses at the dates indicated:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
Total loans(1)..............................................  $2,181,624    $1,992,833
Allowance for credit losses.................................      64,217        37,660
Allowance for real estate owned losses......................         784           784
Loans past due 60 days or more..............................      17,514        16,365
Nonperforming loans.........................................      11,279        12,227
Nonperforming assets(2).....................................      13,535        17,088
Allowance for credit losses as a percent of:
  Total loans(2)............................................         2.9%          1.9%
  Loans past due 60 days or more............................       366.7%        230.1%
  Nonperforming loans.......................................       569.4%        308.0%
  Total allowance for credit losses and REO losses as a
     percent of nonperforming assets........................       480.2%        225.0%
Nonperforming loans as a percent of total loans.............         0.5%          0.6%
Nonperforming assets as a percent of total assets...........         0.3%          0.4%

---------------

(1) Loans net of unearned interest and undisbursed loan proceeds.

(2) Nonperforming loans and real estate owned.

CAPITAL RESOURCES AND LIQUIDITY

  OVERVIEW

     We require substantial capital resources and cash to support our business. In addition, as a member of the FHLB, the Bank is required to maintain a specified ratio of cash, short-term United States government and other qualifying securities to net withdrawable accounts and borrowings payable in a year or less. The required liquidity ratio is currently 4%. The Bank has maintained liquidity in excess of the required amount during 1999. Our ability to maintain positive cash flows from automobile operations is the result of consistent managed growth, favorable loss experience and efficient operations.

     In addition to our indirect statement of cash flows as presented under generally accepted accounting principles, we also analyze the key cash flows from our automobile lending operations on a direct basis excluding certain items such as the purchase or sale of loans. The following table shows operating cash flows for our automobile lending operations:

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1999        1998        1997
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Cash flows from trusts.............................  $159,564    $ 97,730    $108,717
Contractual servicing income.......................    46,847      37,180      30,803
Net interest margin -- owned loans.................   114,092      81,798      67,021
Other fee income...................................    46,121      36,969      37,106
Less:
Dealer participation...............................    83,435      72,255      62,662
Operating costs....................................   173,600     165,042     167,418
                                                     --------    --------    --------
Operating cash flows...............................  $109,589    $ 16,380    $ 13,567
                                                     ========    ========    ========

     Operating cash flows from automobile lending operations have improved dramatically for 1999 compared with 1998 as a result of the improving credit quality of our portfolio as well as improved operating efficiency and declining dealer participation rates on automobile contracts.

  PRINCIPAL SOURCES OF CASH

     We employ various sources to fund our operations, including collections of principal and interest from loans, deposits, securitizations, commercial paper, advances from the FHLB, repurchase agreements, subordinated debentures and other borrowings. The sources used vary depending on such factors as rates paid, maturities, and the impact on capital.

     Collections of Principal and Interest from Loans

     Our primary source of funds is the collection of principal and interest from loans originated. For automobile contracts, these monies are deposited into collection accounts established in connection with each securitization transaction, or into our accounts for contracts not in a securitization. Pursuant to reinvestment contracts entered into in connection with each securitization transaction, the Bank or WFAL2 receive access to the amounts deposited into each collection account and the amounts held in the spread accounts for each securitization transaction. The Bank and WFAL2 then make those funds available to WFS, in the case of the Bank pursuant to a reinvestment contract with the Bank and in the case of WFAL2 through its purchase of contracts from WFS. WFS is then permitted to use those amounts so received in its daily operations to fund the purchase of automobile contracts or to cover the day to day costs of its operations. For real estate loans and MBS, principal and interest are deposited into our own accounts and such amounts are also used in our daily operations. Total loan and MBS principal and interest collections totaled $3.3 billion for the year ended December 31, 1999, $2.7 billion for the year ended December 31, 1998 and $2.8 billion for the year ended December 31, 1997.

     Deposits

     We attract both short-term and long-term deposits from the general public, commercial enterprises and institutions by offering a variety of accounts and rates. We offer regular passbook accounts, demand deposit accounts, money market accounts, certificate of deposit accounts and individual retirement accounts. Our retail banking division gathers deposits from 25 retail branch locations throughout California. Our commercial banking division gathers deposits by establishing commercial relationships with businesses located throughout southern California.

     The following table sets forth the amount of our deposits by type at the dates indicated:

                                                          DECEMBER 31,
                               ------------------------------------------------------------------
                                  1999          1998          1997          1996          1995
                               ----------    ----------    ----------    ----------    ----------
                                                     (DOLLARS IN THOUSANDS)
No minimum term:
  Demand deposit accounts....  $   60,365    $   38,511    $   14,179    $   28,734
  Passbook accounts..........      13,789        15,412        21,883        42,482    $   65,293
  Money market accounts......     574,589       320,160       126,956           438           602
  Noninterest bearing
     deposits................      47,770        75,240        94,910        40,418
Certificate accounts:
  Certificates (30 days to
     five years).............   1,311,916     1,461,539     1,488,352     1,481,847     1,462,649
  IRAs.......................     175,286       192,473       214,640       231,535       224,931
  Brokered deposits..........      28,594        75,400        39,976        48,489
                               ----------    ----------    ----------    ----------    ----------
                               $2,212,309    $2,178,735    $2,000,896    $1,873,943    $1,753,475
                               ==========    ==========    ==========    ==========    ==========

     The variety of deposits we offer has allowed us to remain competitive in obtaining funds and provided us the flexibility to respond to changes in customer demand and competitive pressures. Generally, as other financial institutions, we have become more subject to short-term fluctuations in deposit flows as customers have become more interest rate conscious. Our ability to attract and maintain deposits and control our cost of funds has been, and will continue to be, significantly affected by market conditions.

     The following table summarizes our average certificate accounts outstanding:

                                                         FOR THE YEAR ENDED
                                                            DECEMBER 31,
                                                      ------------------------
                                                         1999          1998
                                                      ----------    ----------
                                                       (DOLLARS IN THOUSANDS)
Average certificate accounts outstanding............  $1,568,514    $1,745,179
Average interest rate paid..........................         5.2%          5.6%

     Deposit accounts, subject to certain FDIC attribution rules, are insured by the FDIC up to $100,000 per customer. Our maturities of certificate accounts greater than or equal to $100,000 were as follows:

                                                              DECEMBER 31,
                                                         ----------------------
                                                           1999         1998
                                                         ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
Three months or less...................................  $  1,731     $  3,214
Over three months through six months...................     5,673       18,328
Over six months through one year.......................   368,824      313,117
Over one year through three years......................    45,406       85,396
Over three years.......................................    19,536       20,831
                                                         --------     --------
                                                         $441,170     $440,886
                                                         ========     ========

     Contract Securitizations and Loan Sales

     Since 1985, we have securitized over $15 billion of automobile receivables in 47 public offerings making us the fourth largest issuer of such securities in the nation. For the year ended December 31, 1999, we securitized $2.5 billion, as compared to $1.9 billion securitized for the year ended December 31, 1998 and $2.2 billion securitized for the year ended December 31, 1997. We expect to continue to use securitization transactions as part of our liquidity strategy when appropriate market conditions exist.

     The primary source of funds used for real estate loans was the sale of such products. Historically, we have been active in the secondary market. We have sold FHA and VA loans, as well as other conforming and non conforming loans to FNMA, FHLMC, and other established conduits. During 1999, we sold $502 million of mortgage loans through the secondary markets compared with $2.9 billion and $2.0 billion during 1998 and 1997, respectively.

     Borrowings and Other Sources of Funds

     Our other sources of funds include commercial paper, advances from the FHLB, sales of securities under agreements to repurchase, other borrowings and cash generated from operations. We select from among these funding alternatives based on the timing and duration of our cash needs, as well as the costs, maturities and other requirements of each funding source.

     The FHLB system functions in a reserve capacity for savings institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances from the FHLB on security of such stock and on certain residential mortgage loans. The Bank has been pre-approved for advances up to 25% of its assets, based on remaining availability under credit facilities established by the Bank with the FHLB, with 24 hours notice. Such borrowings may be made pursuant to several different programs offered from time to time by the FHLB. Additional funds are available subject to additional collateral and other requirements. Each credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB prescribes the acceptable uses to which advances pursuant to each program may be put, as well as limitations on the sizes of advances and repayment provisions.

     We had a letter of credit with the FHLB, which was collateralized by eligible real estate loans and mortgage backed securities. The maximum amount approved on the letter of credit was $400 million in 1999, 1998 and 1997. The maximum amount outstanding at any month end was $200 million during 1999, $388 million during 1998, and $399 million during 1997. The average amount of the letter of credit outstanding and the weighted average interest rate during 1999, 1998 and 1997 was $18.4 million and 4.9%, $175 million and 5.7%, and $178 million and 5.7% respectively. Our letter of credit generally matured within 30 days from the issuance date. We discontinued the use of the letter of credit on July 9, 1999. There was no amount outstanding on the letter of credit at December 31, 1999.

     Savings associations such as the Bank also have authority to borrow from the FRS "discount window". FRS regulations require these institutions to exhaust all reasonable alternative sources of funds, including FHLB sources, before borrowing from the FRS. Federal regulations have been promulgated which connect CRA performance with access to long-term advances from the FHLB to member institutions. The Bank received a "satisfactory" rating in its most recent CRA evaluation.

     Subordinated Capital Debentures

     In 1993 and 1998, we through the Bank, issued $125 million of 8.5% and $150 million of 8.875% Subordinated Capital Debentures due 2003 and 2007, respectively, of which $199 million was outstanding at December 31, 1999. In addition to providing additional liquidity, the Bank is permitted to include these Debentures in supplementary capital for purposes of determining compliance with risk-based capital requirements. See "Business -- Supervision and Regulation -- Regulatory Capital Requirements".

     Conduit Financing

     On September 30, 1999, we securitized $500 million of contracts with notes through a conduit facility in a private placement through our wholly owned subsidiary, WFS Funding. This structure was accounted for as a secured financing and provided us with another source of liquidity. The conduit facility was paid off on March 15, 2000.

  PRINCIPAL USES OF CASH

     Acquisition of Loans or Investment Securities

     Our most significant use of cash is for the acquisition of loans, MBS or other investment securities. During 1999, total loan originations were $3.9 billion compared with $5.6 billion and $4.7 billion in 1998 and 1997, respectively. We purchased $845 million of MBS and other investment securities during 1999 compared with $665 million and $612 million during 1998 and 1997, respectively.

     Payments of Principal and Interest on Securitized Borrowings

     Under the terms of our reinvestment contract and the conduit financing transactions, we are required to make quarterly payments of interest and principal to noteholders and certificateholders. Payment of principal and interest to noteholders and certificateholders was $2.3 billion during 1999 compared with $2.1 billion and $1.7 billion during 1998 and 1997, respectively. The increase in payments was the result of an increase in total contracts sold.

     Amounts Paid to Dealers and Brokers

     Consistent with industry practice, we generally pay an up-front dealer participation to the original dealer for each automobile contract purchased. Participation paid to dealers during 1999 totaled $83.4 million compared with $76.7 million and $68.0 million in 1998 and 1997, respectively. Historically, we acquired our mortgage loans primarily through relationships with real estate brokers and agents who would assist property buyers, homebuilders and thrifts. During 1999, we paid $1.0 million in broker fees compared with $0.7 million and $0.6 million during 1998 and 1997, respectively.

     Advances to Spread Accounts

     At the time a securitization transaction closes, we are required to advance monies to initially fund the spread account. Additionally, these spread accounts are required to increase beyond the initial spread account funding to predetermined levels. These spread accounts increase through receipt of excess cash flow until these predetermined levels are met. The amounts due from trust represent funds due to us that have not yet been disbursed from the spread account. The amounts due from trusts at December 31, 1999, including initial advances not yet returned, was $439 million compared with $333 million and $295 million at December 31, 1998 and 1997, respectively. See
"Business -- Transactions with Related Parties -- WFS Reinvestment Contract".

     Advances Due to Servicer

     As the servicer of automobile contracts sold in securitizations, we periodically make advances to the securitization trusts to provide for temporary delays in the receipt of required payments by borrowers in accordance with servicing agreements. We receive reimbursement of these advances through payments from the obligors on the automobile contracts or from the trustee at the time a contract liquidates.

     Operating Our Business

     Our largest operating expenditure is salaries and benefits paid to our associates. Other amounts include occupancy costs, costs associated with collection and repossession, telephone and data processing costs. We also use substantial amounts of cash in capital expenditures for automation and new technologies to remain competitive and to become more efficient. See "Business -- Our Business Strategy -- Leverage Technology to Improve Our Business".

  CAPITAL REQUIREMENTS

     The Bank is a federally chartered savings bank. As such, it is subject to certain minimum capital requirements imposed by FIRREA and FDICIA. FDICIA separates all financial institutions into one of five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." In order to be considered "well capitalized," an institution must have a total risk-based capital ratio of 10.0% or greater, a Tier 1 (i.e., core) risk-based capital ratio of 6.0% or greater, a leverage ratio of 5.0% or greater and not be subject to any OTS order. The Bank currently meets all of the requirements of a "well capitalized" institution. See Supervision and Regulation -- Regulatory Capital

Requirements. The following table summarizes our actual capital and required capital as of December 31, 1999 and 1998:

                                                                           TIER 1
                                                 TANGIBLE      CORE      RISK-BASED    RISK-BASED
                                                 CAPITAL     CAPITAL      CAPITAL       CAPITAL
                                                 --------    --------    ----------    ----------
                                                              (DOLLARS IN THOUSANDS)
DECEMBER 31, 1999
Actual Capital:
  Amount.......................................  $400,437    $400,437    $  400,437    $  641,163
  Capital ratio................................      8.85%       8.85%         6.49%        10.39%
FIRREA minimum required capital:
  Amount.......................................  $ 67,836    $135,672           N/A    $  493,442
  Capital ratio................................      1.50%       3.00%          N/A          8.00%
  Excess.......................................  $332,601    $264,765           N/A    $  147,721
FDICIA well capitalized required capital:
  Amount.......................................       N/A    $226,120    $  370,082    $  616,803
  Capital ratio................................       N/A        5.00%         6.00%        10.00%
  Excess.......................................       N/A    $174,317    $   30,355    $   24,360
DECEMBER 31, 1998
Actual Capital:
  Amount.......................................  $345,427    $345,427    $  345,427    $  604,552
  Capital ratio................................      9.02%       9.02%         6.42%        11.23%
FIRREA minimum required capital:
  Amount.......................................  $ 57,464    $114,929           N/A    $  430,112
  Capital ratio................................      1.50%       3.00%          N/A          8.00%
  Excess.......................................  $287,963    $230,498           N/A    $  174,440
FDICIA well capitalized required capital:
  Amount.......................................       N/A    $191,548    $  322,584    $  537,640
  Capital ratio................................       N/A        5.00%         6.00%        10.00%
  Excess.......................................       N/A    $153,879    $   22,843    $   66,912

     The following table reconciles the Bank's capital in accordance with GAAP to the Bank's tangible, core and risk-based capital:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Bank shareholder's equity -- GAAP basis.....................  $351,200     $332,951
Adjustment: unrealized losses (gains) under SFAS 115........    21,481       (3,693)
  Less: non-permissible activities(1).......................      (273)      (4,811)
  Add: minority interest in equity of subsidiaries..........    28,030       21,857
  Less: disallowed capitalized servicing rights.............                   (877)
                                                              --------     --------
Total tangible and core capital.............................   400,438      345,427
Adjustments for risk-based capital:
  Subordinated debentures(2)................................   181,019      224,844
  General loan valuation allowance(3).......................    59,707       34,281
                                                              --------     --------
  Risk-based capital........................................  $641,164     $604,552
                                                              ========     ========

---------------
(1) Does not include minority interest in joint venture subsidiaries.

(2) Excludes capitalized discounts and issue costs.

(3) Limited to 1.25% of risk-weighted assets.

EFFECT ON INFLATION AND CHANGING PRICES

     Unlike many industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant effect on our performance than the general level of inflation. See "Quantitative and Qualitative Disclosures about Market Risk."

CURRENT ACCOUNTING PRONOUNCEMENTS

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133". This statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). These statements provide guidance for the way public enterprises report information about derivatives and hedging in annual financial statements and in interim financial reports. The derivatives and hedging disclosure is required for financial statements of all fiscal quarters of all fiscal years beginning after June 15, 2000. These statements will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. We are in the process of evaluating the effect that SFAS 133, if any, will have on our earnings and financial position.

FORWARD-LOOKING STATEMENTS

     Included in our Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K are several "forward-looking statements." Forward-looking statements are those which use words such as "believe", "expect", "anticipate", "intend", "plan", "may", "will", "should", "estimate", "continue" or other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks and uncertainties we face are:

     - the level of chargeoffs, as an increase in the level of chargeoffs will decrease our earnings;

     - the ability to originate new contracts in a sufficient amount to reach our needs, as a decrease in the amount of contracts we originate will decrease our earnings;

     - a decrease in the difference between the average interest rate we receive on the contracts we originate and the rate of interest we must pay to fund our cost of originating those contracts, as a decrease will reduce our earnings;

     - the continued availability of sources of funding for our operations, as a reduction in the availability of funding will reduce our ability to originate contracts;

     - the level of operating costs, as an increase in those costs will reduce our net earnings;

     - the effect of new laws, regulations and court decisions; and

     - a change in general economic conditions.

     You are cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Fluctuations in interest rates and early prepayment of our loans and MBS are the primary market risks facing our company. The Credit and Pricing Committee is responsible for setting credit and pricing policies and for monitoring credit quality. See "Business -- Operations -- Underwriting and Purchasing of Contracts". Our Asset/Liability Committee is responsible for the management of interest rate and prepayment risks. Asset/liability management is the process of measuring and controlling interest rate risk through matching the maturity and repricing characteristics of interest earning assets with those of interest bearing liabilities.

     The Asset/Liability Committee closely monitors interest rate and prepayment risks and recommends policies for managing such risks. The primary measurement tool for evaluating this risk is the use of interest rate shock analysis. This analysis simulates the effects of an instantaneous and sustained change in interest rates (in increments of 100 basis points) on our assets and liabilities and measures the resulting increase or decrease to the net portfolio value ("NPV") of our assets and liabilities. Another important measurement of our interest rate risk is "GAP" analysis. GAP is defined as the difference between the amount of interest sensitive assets that reprice versus the amount of interest sensitive liabilities that also reprice within a defined period of time. We have more interest sensitive liabilities rather than assets repricing in shorter-term maturity buckets and more interest sensitive assets rather than liabilities repricing in longer-term maturity buckets. In general, an increase in interest rates would more adversely affect our NPV than would a decrease in interest rates. As of December 31, 1999, a 200 basis point increase in interest rates would decrease our NPV by 7.65%, whereas a 200 basis point decline in interest rates would increase our NPV by 0.69%. It should be noted that shock analysis is objective but not entirely realistic in that it assumes an instantaneous and isolated set of events.

     The following table summarizes our maturity GAP position:

                                                      INTEREST RATE SENSITIVITY ANALYSIS
                                                             AT DECEMBER 31, 1999
                                   -------------------------------------------------------------------------
                                                                           3 YEARS
                                     WITHIN      3 MONTHS    1 YEAR TO       TO        AFTER 5
                                    3 MONTHS    TO 1 YEAR     3 YEARS      5 YEARS      YEARS       TOTAL
                                   ----------   ----------   ----------   ---------   ---------   ----------
                                                            (DOLLARS IN THOUSANDS)
Interest earning assets:
  Investment securities..........  $      740   $      485                $     505   $     515   $    2,245
  Other investments..............     137,520          200                                           137,720
  Mortgage-backed securities.....     181,622      258,223   $  442,253     238,477     310,801    1,431,376
  Consumer loans(1)..............      96,516      325,043      658,118     403,995      32,723    1,516,395
  Mortgage loans:
    Adjustable rate(2)...........     449,572       85,181                                           534,753
    Fixed rate(2)................      10,825       13,188       10,436       7,118      12,752       54,319
  Construction loans(2)..........       9,016                                                          9,016
  Commercial loans(2)............      53,944        8,445        1,199       1,919       1,634       67,141
                                   ----------   ----------   ----------   ---------   ---------   ----------
         Total interest earning
           assets................     939,755      690,765    1,112,006     652,014     358,425    3,752,965
Interest bearing liabilities:
  Deposits:
    Passbook accounts(3).........       2,605        7,052        4,132                               13,789
    Demand deposit and money
      market accounts(3).........     190,288      157,967      286,699                              634,954
    Certificate accounts(4)......     549,765      902,845       59,355       3,831                1,515,796
    FHLB advances(4).............     231,000                     6,500                   3,244      240,744
    Securities sold under
      agreements to
      repurchase(4)..............     249,675                                                        249,675
    Subordinated debentures(4)...                                            51,768     147,530      199,298
    Note payable(4)..............     461,104                                                        461,104
    Other borrowings(4)..........       8,482                                                          8,482
                                   ----------   ----------   ----------   ---------   ---------   ----------
         Total interest bearing
           liabilities...........   1,692,919    1,067,864      356,686      55,599     150,774    3,323,842
                                   ----------   ----------   ----------   ---------   ---------   ----------
Excess interest earning/bearing
  assets (liabilities)...........    (753,164)    (377,099)     755,320     596,415     207,651      429,123
Effect of hedging
  activities(5)..................     764,500                  (215,000)   (200,000)   (349,500)
                                   ----------   ----------   ----------   ---------   ---------   ----------
Hedged excess(deficit)...........  $   11,336   $ (377,099)  $  540,320   $ 396,415   $(141,849)  $  429,123
                                   ==========   ==========   ==========   =========   =========   ==========
Cumulative excess(deficit).......  $   11,336   $ (365,763)  $  174,557   $ 570,972   $ 429,123   $  429,123
                                   ==========   ==========   ==========   =========   =========   ==========
Cumulative difference as a
  percentage of total interest
  earning assets.................        0.30%       (9.75)%       4.65%      15.21%      11.43%       11.43%

---------------
(1) Based on contractual maturities adjusted by our historical prepayment rate.

(2) Based on interest rate repricing adjusted for projected prepayments.

(3) Based on assumptions established by the OTS.

(4) Based on contractual maturity.

(5) Assumed two-year Treasury securities forward agreements with notional amounts of $1.6 billion will settle within three months.

     We utilize a variety of means in order to manage interest rate risk. For real estate loans, we historically originated adjustable rate loans and held them on the balance sheet. For fixed rate real estate loans, we would enter into MBS forward agreements in order to limit the risk of change in interest rates related to our pipeline and sold such loans in the secondary markets. For our MBS portfolio, we hedge to limit our interest rate risk by utilizing interest rate caps and swaps.

     For automobile contracts, we hedge with two-year Treasury securities forward agreements until such contracts are securitized. Generally, we enter into forward agreements in amounts that correspond to the principal amount of the automobile contracts originated. The market value of these forward agreements is designed to respond inversely to the market value changes of the underlying contracts. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the hedge transaction. We enter into these forward agreements either with highly rated counterparties, which further reduces our risk by avoiding any material concentration with a single counterparty. Credit exposure is limited to those agreements with a positive fair value and only to the extent of that fair value. We currently hedge substantially all of our automobile contracts pending securitization. We then sell such contracts to securitization trusts that in turn sell asset-backed securities to investors. By securitizing our contracts, we are able to lock in the gross interest rate spread between the yield on such contracts and the interest rate on the asset-backed securities. Gains and losses relative to these forward agreements are deferred and recognized in full at the time of securitization as an adjustment to the gain or loss on the sale of the contracts.

     The Asset/Liability Committee monitors our hedging activities to ensure that the value of hedges, their correlation to the contracts being hedged and the amounts being hedged continue to provide effective protection against interest rate risk. The amount and timing of hedging transactions are determined by our senior management based upon the monitoring activities of the Asset/Liability Committee. As a result of this approach to interest rate risk management and our hedging strategies, we do not anticipate that changes in interest rates will materially affect our results of operations or liquidity, although we can provide no assurance in this regard.

     The following table provides information about our derivative financial instruments and other financial instruments used that are sensitive to changes in interest rates. For loans, securities and liabilities with contractual maturities, the table presents principal cash flows and related weighted average interest rates by contractual maturities as well as our historical experience of the impact of interest rate fluctuations on the prepayment of real estate loans, automobile loans and mortgage-backed securities. For passbook, money market and interest bearing demand deposit accounts that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted average interest rates based on our historical experience, management's judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors.

     For interest rate swaps and interest rate caps, the table presents notional amounts and, as applicable, weighted average interest rates by contractual maturity date. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                                                                                             THERE-                     FAIR
                                    1999        2000        2001       2002       2003        AFTER       TOTAL        VALUE
                                 ----------   ---------   --------   --------   ---------   ---------   ----------   ----------
                                                                     (DOLLARS IN THOUSANDS)
RATE SENSITIVE ASSETS:
Fixed interest rate loans......  $  458,212   $ 367,457   $301,149   $246,717   $ 165,603   $  46,986   $1,586,124   $1,711,522
  Average interest rate........       14.14%      14.79%     14.84%     14.88%      14.45%      11.87%       14.50%
Variable interest rate loans...  $  595,500                                                             $  595,500   $  581,234
  Average interest rate........        7.65%                                                                  7.65%
Fixed interest rate
  securities...................  $  482,409   $ 242,339   $175,485   $128,972   $  94,833   $ 292,675   $1,416,713   $1,352,802
  Average interest rate........        6.90%       7.11%      7.09%      7.05%       7.03%       6.94%        6.99%
Variable interest rate
  securities...................  $   96,626   $  12,827   $ 10,106   $  7,825   $   6,110   $  21,134   $  154,628   $  154,241
  Average interest rate........        6.41%       6.05%      6.06%      6.05%       6.05%       6.05%        6.27%
RATE SENSITIVE LIABILITIES:
Passbook deposits..............  $    9,658   $   3,294   $    837                                      $   13,789   $   13,307
  Average interest rate........        2.67%       2.67%      2.67%                                           2.67%
Money market and interest
  bearing demand deposits......  $  348,255   $ 163,830   $122,869                                      $  634,954   $  630,954
  Average interest rate........        5.11%       4.57%      4.43%                                           4.84%
Certificates of deposits.......  $1,452,611   $  23,488   $ 35,866   $  2,757   $   1,074               $1,515,796   $1,509,936
  Average interest rate........        5.36%       5.12%      5.95%      5.34%       5.23%                    5.37%
Fixed interest rate
  borrowings...................  $  925,780               $  6,500   $ 51,768               $ 150,773   $1,134,821   $1,117,831
  Average interest rate........        6.10%                  8.19%      8.50%                   8.83%        6.59%
Variable interest rate
  borrowings...................  $   24,482                                                             $   24,482   $   24,482
  Average interest rate........        6.39%                                                                  6.39%
RATE SENSITIVE DERIVATIVE
  FINANCIAL INSTRUMENTS:
Forward agreements in net
  receivable positions.........                                                                                      $   10,872
Pay variable interest rate
  swaps........................  $  324,500               $(50,000)                         $(274,500)               $   23,962
  Average pay rate.............                               5.86%                              5.86%
  Average receive rate.........                               6.11%                              6.11%
Interest rate caps purchased...  $  440,000   $(100,000)  $(65,000)  $(50,000)  $(150,000)  $ (75,000)               $   13,120
  Average strike rate..........                    6.25%      6.50%      7.50%       6.50%       6.00%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our Consolidated Financial Statements begin on page F-3 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

     Certain information required by Part III is omitted from this report, as we will file a definitive proxy statement (the "Proxy Statement") within 120 days after the end of our fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934 for our Annual Meeting of Stockholders to be held May 23, 2000, and the information included therein is incorporated herein by reference.

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

                                    PART IV

ITEM 14. FINANCIAL STATEMENT SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K

     (a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

          (1) FINANCIAL STATEMENTS

        The following consolidated financial statements and report of independent auditors for us and our subsidiaries are included in this Report commencing on page F-2.

        Report of Independent Auditors.

        Consolidated Statements of Financial Condition at December 31, 1999 and 1998.

        Consolidated Statements of Operations for the years ended December 31, 1999, 1998, and 1997.

        Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1999, 1998, and 1997.

        Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997.

        Notes to Consolidated Financial Statements.

        (2) FINANCIAL STATEMENT SCHEDULES

        Schedules to the consolidated financial statements are omitted because the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.

          (3) EXHIBITS

    EXHIBIT
      NO.                       DESCRIPTION OF EXHIBIT
    -------                     ----------------------
     3.1     Certificate of Incorporation(13)
     3.2     Bylaws(13)
     4.1     Indenture dated as of June 17, 1993 issued by Western
             Financial Bank, formerly Western Financial Savings Bank,
             F.S.B., with respect to $125,000,000 in aggregate principal amount of 8.5% Subordinated Capital Debentures due 2003(14)
     4.2     Indenture dated as of June 25, 1998 issued by Western
             Financial Bank, formerly Western Financial Savings Bank,
             F.S.B., with respect to $150,000,000 in aggregate principal amount of 8.875% Subordinated Capital Debentures due
             2007(15)
    10.1     Westcorp Incentive Stock Option Plan(2)
    10.2     Westcorp, Inc. Employee Stock Ownership and Salary Savings
             Plan(3)
    10.3     Westcorp 1991 Stock Option Plan(4)
    10.4     1985 Executive Deferral Plan(1)
    10.5     1988 Executive Deferral Plan II(1)
    10.6     1992 Executive Deferral Plan III(1)
    10.7     Transfer Agreement between WFS Financial Inc and Western
             Financial Bank, F.S.B., dated May 1, 1995(1)
    10.8     Promissory Note of WFS Financial Inc in favor of Western
             Financial Bank, F.S.B., dated May 1, 1995(1)
    10.9     Line of Credit Agreement between WFS Financial Inc and
             Western Financial Bank, dated June 15, 1999(12)
    10.9.1   Amendment No. 1, dated as of August 1, 1999, to the
             Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank(12)

    EXHIBIT
      NO.                       DESCRIPTION OF EXHIBIT
    -------                     ----------------------
    10.10    Tax Sharing Agreement between WFS Financial Inc and Western
             Financial Bank, F.S.B., dated January 1, 1994(1)
    10.11    Master Reinvestment Contract between WFS Financial Inc and
             Western Financial Bank, F.S.B., dated May 1, 1995(1)
    10.12    Amendment No. 1, dated as of June 1, 1995, to the Restated
             Master Reinvestment Reimbursement Agreement(11)
    10.13    Amended and Restated Master Collateral Assignment Agreement,
             dated as of March 1, 2000
    10.14    Form of WFS Financial Inc Dealer Agreement(5)
    10.15    Form of WFS Financial Inc Loan Application(5)
    10.16    Westcorp Employee Stock Ownership and Salary Savings Plan(7)
    10.16.1  Amendment No. 1, dated as of December 1998, to Westcorp
             Employee Stock Ownership and Salary Savings Plan(12)
    10.16.2  Amendment No. 2, dated as of January 1, 1999, to Westcorp
             Employee Stock Ownership and Salary Savings Plan(12)
    10.16.3  Amendment No. 3, dated as of June 1, 1999, to Westcorp
             Employee Stock Ownership and Salary Savings Plan(12)
    10.17    Amended and Restated WFS 1996 Incentive Stock Option Plan,
             dated January 1, 1997(6)
    10.18    Promissory Note of WFS Financial Inc in favor of Western
             Financial Bank, F.S.B., dated August 1, 1997(11)
    10.18.1  Amendment No. 1, dated February 23, 1999, to the Promissory
             Note of WFS Financial Inc in favor of Western Financial
             Bank(11)
    10.18.2  Amendment No. 2, dated July 30, 1999, to the Promissory Note of WFS Financial Inc in favor of Western Financial Bank(11)
    10.19    Investment Agreement between WFS Financial Inc and Western
             Financial Bank, F.S.B., dated January 1, 1996(11)
    10.20    Management Services Agreement between WFS Financial Inc and
             Western Financial Bank, F.S.B., dated January 1, 1997(11)
    10.21    Employment Agreement(8)(9)(10)
    21.1     Subsidiaries of Westcorp
    23.1     Consent of Independent Auditors, Ernst & Young LLP
    27       Financial Data Schedule

---------------
      (1) Exhibits previously filed with WFS Financial Inc Registration Statement on Form S-1 (File No. 33-93068), filed August 8, 1995 incorporated herein by reference under Exhibit Number indicated.

      (2) Exhibits previously filed with Westcorp Registration Statement on Form S-1 (File No. 33-4295), filed May 2, 1986 incorporated herein by reference under Exhibit Number indicated.

      (3) Exhibits previously filed with Westcorp Registration Statement on Form S-4 (File No. 33-34286), filed April 11, 1990 incorporated herein by reference under Exhibit Number indicated.

      (4) Exhibits previously filed with Westcorp Registration Statement on Form S-8 (File No. 33-43898), filed December 11, 1991 incorporated herein by reference under Exhibit Number indicated.

      (5) Amendment No. 1, dated as of July 14, 1995 to the WFS Financial Inc Registration Statement on Form S-1 (File No. 33-93068) incorporated herein by reference under Exhibit Number indicated.

      (6) Exhibit previously filed with WFS Registration Statement on Form S-8 (File No. 33-7485), filed July 3, 1996 incorporated by reference under the Exhibit Number indicated. Amendment No. 1 dated as of November 13, 1997 filed with the WFS Registration Statement on Form S-8 (File No. 333-40121) incorporated herein by reference under Exhibit Number indicated.

      (7) Exhibits previously filed with Westcorp Registration Statement on Form S-8 (File No. 333-11039), filed August 29, 1996 incorporated herein by reference under Exhibit Number indicated.

      (8) Employment Agreement dated February 27, 1998 between the registrant and Joy Schaefer (will be provided to the SEC upon request).

      (9) Employment Agreement dated February 27, 1998 between the registrant, Westcorp and Lee A. Whatcott (will be provided to the SEC upon request).

     (10) Employment Agreement, dated November, 1998 between the registrant and Mark Olson (will be provided to the SEC upon request).

     (11) Exhibits previously filed with Annual Report on Form 10-K of WFS Financial Inc for the year ended December 31, 1998 (File No. 33-93068) as filed on or about March 31, 1999.

     (12) Exhibits previously filed with WFS Registration Statements on Form S-2 (File No. 333-91277) filed November 19, 1999 and subsequently amend on January 20, 2000 incorporated by reference under Exhibit Number indicated.

     (13) Exhibits previously filed with Westcorp Registration Statement on Form S-4 (File No. 33-34286), filed April 11, 1990, incorporated herein by reference under Exhibit Numbers indicated.

     (14) Exhibit previously filed with, Western Financial Bank, formerly Western Financial Savings Bank, F.S.B., Offering Circular with the OTS, dated June 17, 1993 (will be provided to the SEC upon request).

     (15) Exhibit previously filed with Western Financial Bank, formerly Western Financial Bank, F.S.B., Offering Circular with the OTS, dated July 25, 1998 (will be provided to the SEC upon request).

(b) REPORT ON FORM 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WESTCORP
Dated: March 22, 2000
                                          By:      /s/ ERNEST S. RADY
                                            ------------------------------------
                                                       Ernest S. Rady
                                                   Chairman of the Board
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the registrant in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                 /s/ ERNEST S. RADY                      Chairman of the Board, and     March 22, 2000
-----------------------------------------------------      Chief Executive Officer
                   Ernest S. Rady

               /s/ JUDITH M. BARDWICK                             Director              March 22, 2000
-----------------------------------------------------
                 Judith M. Bardwick

                /s/ ROBERT T. BARNUM                              Director              March 22, 2000
-----------------------------------------------------
                  Robert T. Barnum

                /s/ STANLEY E. FOSTER                             Director              March 22, 2000
-----------------------------------------------------
                  Stanley E. Foster

                 /s/ HOWARD C. REESE                              Director              March 22, 2000
-----------------------------------------------------
                   Howard C. Reese

               /s/ CHARLES E. SCRIBNER                            Director              March 22, 2000
-----------------------------------------------------
                 Charles E. Scribner

                 /s/ LEE A. WHATCOTT                      Executive Vice President      March 22, 2000
-----------------------------------------------------     (Principal Financial and
                   Lee A. Whatcott                         Accounting Officer) and
                                                           Chief Financial Officer

                           WESTCORP AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                       CONSOLIDATED FINANCIAL STATEMENTS
                       AND REPORT OF INDEPENDENT AUDITORS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-2
Consolidated Financial Statements:
Consolidated Statements of Financial Condition at December
  31, 1999 and 1998.........................................  F-3
Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997..........................  F-4
Consolidated Statements of Changes in Shareholders' Equity
  for the years ended December 31, 1999, 1998 and 1997......  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Westcorp

     We have audited the accompanying consolidated statements of financial condition of Westcorp and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of Westcorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of Westcorp and Subsidiaries at December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

Los Angeles, California
January 18, 2000, except for Notes 12
  and 27 as to which the date is
  March 15, 2000

                           WESTCORP AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                  1999             1998
                                                              -------------    -------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT
                                                                      SHARE AMOUNTS)
ASSETS
Cash........................................................   $   33,645       $  114,375
Interest bearing deposits with other financial
  institutions..............................................          720              515
Other short-term investments................................      137,000           22,864
                                                               ----------       ----------
  Cash and due from banks...................................      171,365          137,754
Investment securities available for sale....................        2,245           77,796
Mortgage-backed securities available for sale...............    1,431,376          980,044
Loans held for sale.........................................    1,469,741        1,157,079
Loans receivable............................................      711,883          835,754
Allowance for credit losses.................................      (64,217)         (37,660)
                                                               ----------       ----------
  Loans receivable, net.....................................    2,117,407        1,955,173
Amounts due from trusts.....................................      439,022          332,732
Retained interest in securitized assets.....................      167,277          171,230
Premises and equipment, net.................................       84,989           86,417
Other assets................................................       85,093           91,674
                                                               ----------       ----------
          TOTAL ASSETS......................................   $4,498,774       $3,832,820
                                                               ==========       ==========
LIABILITIES
Deposits....................................................   $2,212,309       $2,178,735
Securities sold under agreements to repurchase..............      249,675          265,644
Federal Home Loan Bank advances.............................      240,744          160,853
Amounts held on behalf of trustee...........................      687,274          528,092
Note payable................................................      461,104
Other liabilities...........................................       67,622          108,738
                                                               ----------       ----------
          TOTAL LIABILITIES.................................    3,918,728        3,242,062

Subordinated Debentures.....................................      199,298          239,856
Minority Interests..........................................       28,030           21,857

SHAREHOLDERS' EQUITY
Common stock, (par value $1.00 per share; authorized
  45,000,000 shares issued and outstanding 26,597,344 shares
  in 1999 and 26,474,814 shares in 1998)....................       26,597           26,475
Paid-in capital.............................................      190,137          188,739
Retained earnings...........................................      157,465          110,138
Accumulated other comprehensive (loss) income, net of tax...      (21,481)           3,693
                                                               ----------       ----------
          TOTAL SHAREHOLDERS' EQUITY........................      352,718          329,045
                                                               ----------       ----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........   $4,498,774       $3,832,820
                                                               ==========       ==========

          See accompanying notes to consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------
                                                                  1999              1998              1997
                                                              ------------      ------------      ------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income:
  Loans, including fees.....................................   $  195,373        $  191,781        $  187,489
  Mortgage-backed securities................................       87,631            65,039            68,055
  Investment securities.....................................        1,650             6,070             7,376
  Other.....................................................       12,962             9,252             7,612
                                                               ----------        ----------        ----------
         TOTAL INTEREST INCOME..............................      297,616           272,142           270,532
Interest expense:
  Deposits..................................................      106,068           109,005           107,078
  Federal Home Loan Bank advances and other borrowings......       27,115            33,687            36,616
  Securities sold under agreements to repurchase............       19,102            18,639            17,376
                                                               ----------        ----------        ----------
         TOTAL INTEREST EXPENSE.............................      152,285           161,331           161,070
                                                               ----------        ----------        ----------
NET INTEREST INCOME.........................................      145,331           110,811           109,462
Provision for credit losses.................................       38,400            18,960            12,851
                                                               ----------        ----------        ----------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES.......      106,931            91,851            96,611
Noninterest income:
  Automobile lending........................................      188,667            99,147           176,192
  Mortgage banking..........................................        6,047            14,230            24,540
  Investment and mortgage-backed securities gains...........        1,308             7,602             8,026
  Insurance income..........................................        6,126             5,713             6,454
  Miscellaneous.............................................        7,858             6,746             7,641
                                                               ----------        ----------        ----------
         TOTAL NONINTEREST INCOME...........................      210,006           133,438           222,853
Noninterest expenses:
  Salaries and associate benefits...........................      129,582           134,666           137,741
  Credit and collections....................................       21,833            22,277            15,703
  Occupancy.................................................       12,751            14,531            18,091
  Data processing...........................................       15,108            14,376            17,894
  Telephone.................................................        6,660             9,787             9,585
  Miscellaneous.............................................       32,527            39,895            47,255
  Restructuring charge......................................                         18,000
                                                               ----------        ----------        ----------
         TOTAL NONINTEREST EXPENSES.........................      218,461           253,532           246,269
                                                               ----------        ----------        ----------
INCOME (LOSS) BEFORE INCOME TAX (BENEFIT)...................       98,476           (28,243)           73,195
Income tax (benefit)........................................       41,460           (11,330)           31,287
                                                               ----------        ----------        ----------
INCOME (LOSS) BEFORE MINORITY INTEREST......................       57,016           (16,913)           41,908
Minority interest in earnings (loss) of subsidiaries........        6,522            (2,216)            5,120
                                                               ----------        ----------        ----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.....................       50,494           (14,697)           36,788
Extraordinary gain from early extinguishment of debt
  (net of income taxes of $1,546)...........................        2,132
                                                               ----------        ----------        ----------
NET INCOME (LOSS)...........................................   $   52,626        $  (14,697)       $   36,788
                                                               ==========        ==========        ==========
Net income (loss) per common share -- basic
  Income (loss) before extraordinary item...................   $     1.91        $    (0.56)       $     1.41
  Extraordinary item........................................          .08
  Net income (loss).........................................   $     1.99        $    (0.56)       $     1.41
                                                               ==========        ==========        ==========
Net income (loss) per common share -- diluted
  Income (loss) before extraordinary item...................   $     1.91        $    (0.56)       $     1.40
  Extraordinary item........................................          .08
  Net income (loss).........................................   $     1.99        $    (0.56)       $     1.40
                                                               ==========        ==========        ==========
Weighted average number of common shares outstanding:
  Basic.....................................................   26,503,796        26,305,117        26,165,678
  Diluted...................................................   26,505,128        26,305,117        26,351,144

          See accompanying notes to consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                               ACCUMULATED
                                                                                  OTHER
                                                                              COMPREHENSIVE
                                              COMMON    PAID-IN    RETAINED      INCOME
                                   SHARES      STOCK    CAPITAL    EARNINGS    NET OF TAX      TOTAL
                                 ----------   -------   --------   --------   -------------   --------
                                             (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance at January 1, 1997.....  25,996,618   $25,997   $185,742   $105,108     $  1,084      $317,931
  Net income...................                                      36,788                     36,788
  Unrealized gains (losses) on
     retained interest in
     securitized assets, net of
     tax(1)....................                                                    4,893         4,893
  Less: Reclassification
     adjustment for losses
     (gains) included in net
     income....................                                                     (119)         (119)
                                                                                              --------
  Comprehensive income.........                                                                 41,562
  Stock options exercised......     116,605       117        940                                 1,057
  Issuance of stock for ESOP
     contribution..............     165,370       165      2,728                                 2,893
  Cash dividends...............                                     (10,469)                   (10,469)
  Purchase of subsidiary
     stock.....................                           (4,223)                               (4,223)
                                 ----------   -------   --------   --------     --------      --------
Balance at December 31, 1997...  26,278,593    26,279    185,187    131,427        5,858       348,751
  Net loss.....................                                     (14,697)                   (14,697)
  Unrealized gains (losses) on
     retained interest in
     securitized assets, net of
     tax(1)....................                                                    2,021         2,021
  Less: Reclassification
     adjustment for losses
     (gains) included in net
     income....................                                                   (4,186)       (4,186)
                                                                                              --------
  Comprehensive loss...........                                                                (16,862)
  Stock options exercised......     118,905       119        891                                 1,010
  Issuance of stock for ESOP
     contribution..............      77,316        77      1,135                                 1,212
  Cash dividends...............                                      (6,592)                    (6,592)
  Purchase of subsidiary
     stock.....................                            1,526                                 1,526
                                 ----------   -------   --------   --------     --------      --------
Balance at December 31, 1998...  26,474,814    26,475    188,739    110,138        3,693       329,045
  Net income...................                                      52,626                     52,626
  Unrealized gains (losses) on
     retained interest in
     securitized assets, net of
     tax(1)....................                                                  (24,312)      (24,312)
  Less: reclassification
     adjustment for losses
     (gains) included in net
     income....................                                                     (862)         (862)
                                                                                              --------
  Comprehensive income.........                                                                 27,452
  Stock options exercised......     122,530       122        929                                 1,214
  Cash dividends...............                                      (5,299)                    (5,299)
  Purchase of subsidiary
     stock.....................                              469                                   306
                                 ----------   -------   --------   --------     --------      --------
Balance at December 31, 1999...  26,597,344   $26,597   $190,137   $157,465     $(21,481)     $352,718
                                 ==========   =======   ========   ========     ========      ========

---------------
(1) Included securities available for sale and retained interest in securitized assets. The pre-tax decrease in unrealized gains on securities available for sale was $41.9 million at December 31, 1999 compared with pre-tax increases of $3.9 million and $8.4 million at December 31, 1998 and 1997, respectively.
          See accompanying notes to consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                 1999           1998           1997
                                                              -----------    -----------    -----------
                                                                       (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)...........................................  $    52,626    $   (14,697)   $    36,788
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Provision for credit losses...............................       38,400         18,960         12,851
  Depreciation and amortization.............................       16,306         31,629         26,649
  Amortization of retained interest in securitized assets...      111,752        103,610         53,421
  (Increase) decrease in assets:
    Origination of loans....................................   (3,869,984)    (5,558,998)    (4,740,264)
    Proceeds from sale of loans.............................    3,002,157      4,769,073      4,164,423
    Other changes in loans..................................      661,154        670,015        398,759
    Other assets............................................       46,659         17,257        (11,216)
  (Increase) decrease in other liabilities..................      (35,522)        (5,071)        46,949
  Other, net................................................           62         (9,682)        (2,905)
                                                              -----------    -----------    -----------
        NET CASH PROVIDED BY (USED IN) OPERATING
          ACTIVITIES........................................       23,610         22,096        (14,545)
INVESTING ACTIVITIES
Investment securities available for sale:
  Purchases.................................................         (244)       (44,581)       (29,976)
  Proceeds from sale........................................       75,470         10,460
  Proceeds from maturities..................................           25         81,538         53,000
Mortgage-backed securities:
  Purchases.................................................     (844,300)      (620,328)      (582,687)
  Proceeds from sale........................................      109,726        365,990        393,599
  Payments received.........................................      238,515        212,823        109,628
Increase in retained interest in securitized assets.........     (111,766)       (91,914)      (112,230)
Increase in amounts due from trusts.........................     (106,290)       (37,609)      (103,654)
Purchase of premises and equipment..........................      (24,529)       (23,281)       (22,585)
Other, net..................................................        1,241          1,207          6,205
                                                              -----------    -----------    -----------
        NET CASH USED IN INVESTING ACTIVITIES...............     (662,152)      (145,695)      (288,700)
FINANCING ACTIVITIES
Increase in deposits........................................       33,574        177,839        126,954
Decrease in securities sold under agreements to
  repurchase................................................      (15,969)       (21,427)          (341)
Increase (decrease) in borrowings...........................      455,159       (177,453)       135,935
Increase in amounts held on behalf of trustee...............      159,182         39,438         95,204
Increase in FHLB Advances...................................       79,890         75,882       (141,029)
(Decrease) increase in subordinated debentures..............      (35,903)                      133,505
Cash dividends..............................................       (5,299)        (6,592)       (10,469)
Other, net..................................................        1,519          2,536         (3,166)
                                                              -----------    -----------    -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES...........      672,153         90,223        336,593
                                                              -----------    -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............       33,611        (33,376)        33,348
Cash and equivalents at beginning of period.................      137,754        171,130        137,782
                                                              -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $   171,365    $   137,754    $   171,130
                                                              ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
  Interest..................................................      152,987        160,630        156,852
  Income taxes..............................................       47,392          1,832          5,738
SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:
Acquisition of real estate acquired through foreclosure.....        6,038         15,414         20,953
Investment securities and mortgage-backed securities held to
  maturity transferred to available for sale................                                    395,411

          See accompanying notes to consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation: The accompanying consolidated financial statements include the accounts of Westcorp ("the Company"), its wholly owned subsidiaries, Westran Services Corp., Westcorp Investments, Inc., WestFin Securities Corporation and Western Financial Bank, and the Bank's subsidiaries including WFS Financial Inc ("WFS") of which the Bank owned 87% at December 31, 1999. All significant intercompany accounts and transactions have been eliminated upon consolidation. Certain prior year amounts have been reclassified to conform with the current year's presentation.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Nature of Operations: The Company is a federally chartered savings bank that specializes primarily in automobile lending, which is funded by the Company's community banking operations and its asset-backed securitization transactions. During 1999, the Company discontinued its mortgage banking operations and, therefore, has only one reportable segment.

     Cash and Cash Equivalents: Cash and cash equivalents include cash, interest-bearing deposits with other financial institutions and other short-term investments, which have no material restrictions as to withdrawal or usage.

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

     Allowance for Credit Losses: The allowance for credit losses for loans receivables is maintained at a level believed adequate by management to absorb probable losses in the loan portfolios that can be reasonably estimated. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors. The allowance is increased by provisions for credit losses charged against income.

                           WESTCORP AND SUBSIDIARIES

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

     Gain on sale of automobile loans represents the present value of the estimated future earnings to be received from the excess spread created in the securitization transactions less prepaid dealer commission, issuance costs, and the effect of hedging activities. Retained interest in securitized assets ("RISA") is capitalized and amortized over the expected repayment life of the underlying automobile loans. The Company evaluates quarterly the carrying value of its RISA in light of the actual repayment experience of the underlying automobile loans and makes adjustments to reduce the carrying value, if appropriate. The Company utilizes the cash-out method in determining the valuation of the RISA. Servicing income and amortization of the RISA are included in automobile lending income in noninterest income in the Consolidated Statements of Operations.

     Gain on sale of mortgage loans represents the difference between the allocated cost basis of loans sold and the proceeds from sale, which includes the carrying value of capitalized servicing rights ("CSR") created as a result of the sale. The carrying value of the CSR assets represent an allocation of the cost basis of loans sold between the CSR and the loans based upon their relative fair value at the date the loans are originated or purchased. The fair value of CSR is calculated by estimating future servicing revenues, including servicing fees, late charges, other ancillary income, and float benefit, less the actual cost to service loans. The amortization of the CSR is a component of mortgage banking income in noninterest income over the period of, and in proportion to, the expected repayment term of the underlying loans. CSR is evaluated for impairment based on the excess of the carrying amount of the CSR over its fair value. See Note 5 for additional disclosure related to the RISA and CSR.

     Nonaccrual Loans: Nonaccrual loans are loans on which accrual of interest has been suspended. Interest is suspended on all real estate loans when, in management's judgement, the interest will not be collectible in the normal course of business or when loans are 90 days or more past due or full collection of principal is not assured. When a loan is placed on nonaccrual, interest accrued is reversed against interest income. Interest income is suspended on all loans, except consumer loans. On these loans, interest continues to accrue until the loans are charged off, which occurs automatically after the loans are past due 120 days, whereupon all accrued interest is reversed.

     Premises and Equipment: Premises and equipment are recorded at cost less accumulated depreciation and amortization and are depreciated over their estimated useful lives principally using the straight-line method for financial reporting and accelerated methods for tax purposes. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

     Real Estate Owned: Real estate acquired through foreclosure is recorded at the lower of cost or fair value less estimated costs to sell. Costs of holding this real estate, and related gains and losses on disposition, are credited or charged to real estate operations as incurred. These values are periodically reviewed and write-downs are recorded, if appropriate.

     Real estate owned is carried net of an allowance for losses which is maintained at a level believed by management to be adequate to absorb any probable losses in the portfolio that can be reasonably estimated. Management's determination of the adequacy of the allowance is based on an evaluation of the past loss experience, current economic conditions, selling costs and other relevant factors.

                           WESTCORP AND SUBSIDIARIES

     Interest Income and Fee Income: Interest income on real estate and certain consumer loans is earned using the effective yield method and classified on the balance sheets as part of other assets to the extent not collected. Certain automobile contracts use the sum of the month's digits method, which approximates the effective yield method.

     The Company defers loan origination and commitment fees and certain loan origination costs. The net amount is amortized as an adjustment to the related loans' yield over the contractual life of the related loans. Commitment fees based on a percentage of a customer's unused line of credit are recognized over the commitment period. Fees for other services are recorded as income when earned.

     Insurance Commissions: Commissions on insurance policies sold are recognized as income over the life of the policies.

     Insurance Premiums: Premiums for life and accident/health insurance policies are recognized as income over the term of the insurance contract.

     Stock Options: Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), provides for companies to recognize compensation expense associated with stock-based compensation plans over the anticipated service period based on the fair value of the award on the date of grant. However, SFAS 123 allows companies to continue to measure compensation costs prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Companies electing to continue accounting for stock-based compensation plans under APB 25 must make pro forma disclosures of net income and earnings per share as if SFAS 123 has been adopted if the fair value of the options has a material impact on earnings. Westcorp has continued to account for stock-based compensation plans under APB
25. The impact of applying SFAS 123 in 1999, 1998 and 1997 is immaterial to the financial statements of Westcorp.

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

                           WESTCORP AND SUBSIDIARIES

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

     Interest rate options, floors and caps: The carrying amount comprises the unamoritized premiums paid for the contracts. The fair value is estimated by obtaining market quotes from brokers.

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

     Current Accounting Pronouncements: In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"). This Statement defers for one year the effective date of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). These statements provide guidance for the way public enterprises report information about derivatives and hedging in annual financial statements and in interim financial reports. The derivatives and hedging disclosure is required for financial statements of all fiscal quarters of all fiscal years beginning after June 15, 2000. These Statements will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in earnings. The ineffective portion of a derivative's change

                           WESTCORP AND SUBSIDIARIES
in fair value will be immediately recognized in earnings. The Company is in the process of evaluating the effect that SFAS 133, if any, will have on the earnings and financial position of the Company.

NOTE 2 -- INVESTMENT SECURITIES AVAILABLE FOR SALE

     Investment securities available for sale consisted of the following:

                                                                   DECEMBER 31, 1999
                                                    -----------------------------------------------
                                                                   GROSS         GROSS
                                                    AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                                                      COST          GAIN          LOSS       VALUE
                                                    ---------    ----------    ----------    ------
                                                                (DOLLARS IN THOUSANDS)
Obligations of states and political
  subdivisions....................................   $1,510          $6           $10        $1,506
Other.............................................      739                                     739
                                                     ------          --           ---        ------
                                                     $2,249          $6           $10        $2,245
                                                     ======          ==           ===        ======

                                                                  DECEMBER 31, 1998
                                                   ------------------------------------------------
                                                                  GROSS         GROSS
                                                   AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                                                     COST          GAIN          LOSS        VALUE
                                                   ---------    ----------    ----------    -------
                                                                (DOLLARS IN THOUSANDS)
U.S. Treasury securities and obligations of other
  U.S. Government agencies and corporations......   $74,307       $1,285                    $75,592
Obligations of states and political
  subdivisions...................................     1,510           62                      1,572
Other............................................       632                                     632
                                                    -------       ------       --------     -------
                                                    $76,449       $1,347                    $77,796
                                                    =======       ======       ========     =======

     At December 31, 1999, the stated maturities of the Company's investment securities available for sale were as follows:

                                                                         ONE YEAR            FIVE YEARS
                                               UP TO ONE YEAR          TO FIVE YEARS        TO TEN YEARS
                                           -----------------------   -----------------   ------------------
                                           AMORTIZED      FAIR       AMORTIZED   FAIR    AMORTIZED    FAIR
                                             COST         VALUE        COST      VALUE     COST      VALUE
                                           ---------   -----------   ---------   -----   ---------   ------
                                                                (DOLLARS IN THOUSANDS)
Obligations of states and political
  subdivisions...........................                              $486      $487     $1,024     $1,019
Other....................................    $739         $739
                                             ----         ----         ----      ----     ------     ------
                                             $739         $739         $486      $487     $1,024     $1,019
                                             ====         ====         ====      ====     ======     ======

     Proceeds from the sale of investment securities available for sale totaled $75.5 million in 1999 compared with $10.5 million in 1998. The Company had gross realized gains of $0.9 million and $21.0 thousand in 1999 and 1998, respectively, and had no gross realized losses in 1999 and 1998.

                           WESTCORP AND SUBSIDIARIES

NOTE 3 -- MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

     Mortgage-backed securities available for sale consisted of the following:

                                                                DECEMBER 31, 1999
                                               ----------------------------------------------------
                                                               GROSS         GROSS
                                               AMORTIZED     UNREALIZED    UNREALIZED       FAIR
                                                  COST         GAINS         LOSSES        VALUE
                                               ----------    ----------    ----------    ----------
                                                              (DOLLARS IN THOUSANDS)
GNMA certificates............................  $1,378,111     $27,853       $61,514      $1,344,450
FNMA participation certificates..............      83,883                     1,928          81,955
FHLMC participation certificates.............       2,154                        70           2,084
Other........................................       2,887                                     2,887
                                               ----------     -------       -------      ----------
                                               $1,467,035     $27,853       $63,512      $1,431,376
                                               ==========     =======       =======      ==========

                                                                DECEMBER 31, 1998
                                               ----------------------------------------------------
                                                               GROSS         GROSS
                                               AMORTIZED     UNREALIZED    UNREALIZED       FAIR
                                                  COST         GAINS         LOSSES        VALUE
                                               ----------    ----------    ----------    ----------
                                                              (DOLLARS IN THOUSANDS)
GNMA certificates............................  $  858,682      $6,261        $5,316      $  859,627
FNMA participation certificates..............     112,351       1,511            20         113,842
FHLMC participation certificates.............       3,600          58                         3,658
Other........................................       2,917                                     2,917
                                               ----------      ------        ------      ----------
                                               $  977,550      $7,830        $5,336      $  980,044
                                               ==========      ======        ======      ==========

     Proceeds from the sale of mortgage-backed securities available for sale totaled approximately $110 million and $366 million in 1999 and 1998, respectively. The Company had gross realized gains of $0.3 million and $8.3 million in 1999 and 1998, respectively, and gross realized losses of $0.5 million and $0.9 million in 1999 and 1998, respectively.

     The Company's mortgage-backed securities available for sale all had maturities of ten years or more at December 31, 1999 and 1998, although payments are generally received monthly throughout the life of these securities.

     The Company has issued certain mortgage-backed securities that include recourse provisions. Subject to certain limitations, the Company is required, for the life of the loans, to repurchase the buyer's interest in individual loans on which foreclosure proceedings have been completed. Securities with recourse issued by the Company had a total outstanding balance of $95.1 million and $146 million at December 31, 1999 and 1998, respectively.

     The Company has provided for probable losses which can be reasonably estimated that may occur as a result of its recourse obligations. The maximum remaining exposure under these recourse provisions at December 31, 1999 and 1998 was $54.1 million and $128 million, respectively. The Company has pledged $8.3 million and $11.1 million of mortgage-backed securities as collateral under these recourse provisions at December 31, 1999 and 1998, respectively.

                           WESTCORP AND SUBSIDIARIES

NOTE 4 -- NET LOANS RECEIVABLE

     Net loans receivable consisted of the following:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
Real Estate:
  Mortgage..................................................  $  589,072    $  993,649
  Construction..............................................      23,190        18,345
                                                              ----------    ----------
                                                                 612,262     1,011,994
Less: undisbursed loan proceeds.............................      14,174         5,057
                                                              ----------    ----------
                                                                 598,088     1,006,937
Consumer:
  Automobile contracts......................................   1,486,901       903,820
  Dealer participation, net of deferred contract fees.......      31,532        20,133
  Other.....................................................      52,210        57,024
  Unearned discounts........................................     (54,248)      (48,015)
                                                              ----------    ----------
                                                               1,516,395       932,962
Commercial..................................................      67,141        52,934
                                                              ----------    ----------
                                                               2,181,624     1,992,833
Allowance for credit losses.................................     (64,217)      (37,660)
                                                              ----------    ----------
                                                               2,117,407     1,955,173
Less: loans held for sale
  Mortgage..................................................      37,097       309,013
  Consumer..................................................   1,432,644       848,066
                                                              ----------    ----------
                                                               1,469,741     1,157,079
                                                              ----------    ----------
                                                              $  647,666    $  798,094
                                                              ==========    ==========

     Loans serviced by the Company for the benefit of others totaled approximately $4.0 billion, $5.1 billion, and $8.4 billion at December 31, 1999, 1998 and 1997, respectively.

NOTE 5 -- ALLOWANCE FOR CREDIT LOSSES

     Changes in the allowance for credit losses were as follows:

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1999        1998        1997
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Balance at beginning of year.......................  $ 37,660    $ 33,834    $ 40,211
Provision for credit losses........................    38,400      18,960      12,851
Chargeoffs.........................................   (21,282)    (19,705)    (22,806)
Recoveries.........................................     9,439       4,571       4,369
Business acquisition adjustment....................                              (791)
                                                     --------    --------    --------
Balance at end of year.............................  $ 64,217    $ 37,660    $ 33,834
                                                     ========    ========    ========

                           WESTCORP AND SUBSIDIARIES

NOTE 6 -- SECURITIZED ASSETS AND CAPITALIZED SERVICING RIGHTS

     Following a transfer of financial assets, the Company must recognize the assets it controls and the liabilities it has incurred, and derecognize assets for which control has been surrendered and liabilities that have been extinguished.

  Retained Interest in Securitized Assets

     RISA is capitalized upon the sale of contracts to securitization trusts. RISA represents the present value of the estimated future earnings to be received by us from the excess spread created in securitization transactions. Excess spread is calculated by taking the coupon rate of the contracts sold less the interest rate paid to the investors less contractually specified servicing, guarantor fees, credit losses and prepayments.

     Prepayment and credit loss assumptions are also utilized to estimate future excess spread. We currently use a prepayment rate of 1.6% Absolute Prepayment Model ("ABS"). Credit losses are estimated using a cumulative loss rate estimated by management to reduce the likelihood of impairment to the value of the RISA. We determine the cumulative loss rate based upon our review of historical cumulative loss experience, collection and repossession data, estimates of the value of the underlying collateral, economic conditions and trends, the mix of prime and non-prime contracts and other information. Cumulative net credit loss assumptions utilized during 1999 and 1998 ranged from 6% to 7%. Future earnings are discounted at a rate management believes to be representative of the market at the time of securitization. Currently, we use a discount rate of 425 basis points over the two-year Treasury rate. All assumptions used are evaluated each quarter and adjusted, if appropriate, to reflect actual performance of the contracts.

     The balance of the RISA is amortized on a monthly basis over the expected repayment life of the underlying contracts. Actual cash flows in excess of the amortization of the RISA are shown in our income statement as retained interest income. RISA is classified in a manner similar to available for sale securities and as such is marked to market each quarter. Market value changes are calculated by discounting the excess spread using a current market discount rate. Any changes in the market value of the RISA are reported as a separate component of stockholders' equity on our consolidated statements of financial condition as accumulated other comprehensive income (loss), net of applicable taxes.

     The following table presents the activity of the RISA:

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                   ----------------------------------
                                                     1999         1998         1997
                                                   ---------    ---------    --------
                                                         (DOLLARS IN THOUSANDS)
Beginning balance................................  $ 171,230    $ 181,177    $121,597
Additions........................................    111,767       91,914     112,230
Amortization.....................................   (111,752)    (103,610)    (53,421)
Change in unrealized gains (losses) on RISA(1)...     (3,968)       1,749         771
                                                   ---------    ---------    --------
Ending balance...................................  $ 167,277    $ 171,230    $181,177
                                                   =========    =========    ========

---------------
(1) Change in unrealized gains (losses) on securities available for sale represents the effect that current changes in interest rates have on the valuation of the RISA. Such amount will not be realized unless the RISA is sold.

     Estimated future undiscounted RISA earnings are calculated by taking the difference between the coupon rate of the contracts sold and the interest rate paid to the investors, less the contractually specified servicing fee and guarantor fees, after giving effect to estimated prepayments and assuming no losses. To arrive at the RISA, this amount is reduced by the off balance sheet allowance established for probable future losses which can be reasonably estimated and by discounting to present value.

                           WESTCORP AND SUBSIDIARIES

     The following table presents the estimated future undiscounted retained interest earnings to be received from securitizations:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
Estimated net undiscounted RISA earnings....................  $  410,066    $  361,209
Off balance sheet allowance for credit losses...............    (220,838)     (170,664)
Discount to present value...................................     (21,951)      (19,315)
                                                              ----------    ----------
Retained interest in securitized assets.....................  $  167,277    $  171,230
                                                              ==========    ==========
Outstanding balance of automobile contracts sold through
  securitizations...........................................  $3,890,685    $3,491,452
Off balance sheet allowance for losses as a percent of
  automobile contracts sold through securitizations.........        5.68%         4.89%

We believe that the off balance sheet allowance for credit losses is currently adequate to absorb probable future losses in the sold portfolio that can be reasonably estimated.

  Capitalized Servicing Rights

     Capitalized servicing rights consisted of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Purchased mortgage servicing rights.........................   $            $ 6,360
Originated mortgage servicing rights........................                  6,136
Impairment allowance for mortgage servicing rights..........                 (3,723)
                                                               -------      -------
                                                               $            $ 8,773
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

     As part of our strategy to exit the mortgage banking business, we sold our entire remaining mortgage servicing rights portfolio during 1999. Amortization of capitalized servicing rights is reflected as a component of mortgage banking income in noninterest income. Amortization expense for the year ended December 31, 1999 was $2.3 million, compared with $15.5 million for the year ended December 31, 1998.

                           WESTCORP AND SUBSIDIARIES

NOTE 7 -- PREMISES AND EQUIPMENT

     Premises and equipment consisted of the following:

                                                                DECEMBER 31,
                                                           ----------------------
                                                             1999         1998
                                                           ---------    ---------
                                                           (DOLLARS IN THOUSANDS)
Land.....................................................   $16,395      $23,516
Construction in progress.................................                  8,211
Buildings and improvements...............................    47,992       52,324
Computers and software...................................    26,865       19,456
Furniture and equipment..................................    18,750       12,233
Automobiles and airplanes................................     7,052        6,994
                                                            -------      -------
                                                            117,054      122,734
Less: accumulated depreciation...........................    32,065       36,317
                                                            -------      -------
                                                            $84,989      $86,417
                                                            =======      =======

NOTE 8 -- NONPERFORMING ASSETS

     Nonperforming loans consisted of the following:

                                                                DECEMBER 31,
                                                           ----------------------
                                                             1999         1998
                                                           ---------    ---------
                                                           (DOLLARS IN THOUSANDS)
Unimpaired loans placed on nonaccrual....................   $ 7,362      $ 8,181
Impaired loans...........................................     3,917        4,046
                                                            -------      -------
                                                            $11,279      $12,227
                                                            =======      =======

     Interest forgone on nonaccrual loans was $0.6 million, $0.4 million and $0.8 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     The following table presents a breakdown of impaired loans and the impairment allowance related to impaired loans:

                                                               DECEMBER 31,
                                                             ----------------
                                                              1999      1998
                                                             ------    ------
                                                               (DOLLARS IN
                                                                THOUSANDS)
Recorded investment with allowance.........................  $5,192    $5,321
Less: impairment allowance.................................   1,275     1,275
                                                             ------    ------
                                                             $3,917    $4,046
                                                             ======    ======

     For the years ended December 31, 1999 and 1998, average impaired loans were $4.0 million and $3.7 million, respectively. For the years ended December 31, 1999 and 1998, Westcorp recognized $2.1 million and $1.8 million, respectively, of interest income on impaired loans, all of which was recognized on a cash basis.

                           WESTCORP AND SUBSIDIARIES

     Real estate owned consisted of the following:

                                                                DECEMBER 31,
                                                           ----------------------
                                                             1999         1998
                                                           ---------    ---------
                                                           (DOLLARS IN THOUSANDS)
Real estate acquired through foreclosure.................   $ 2,256      $ 4,861
Less: allowance for losses...............................       784          784
                                                            -------      -------
                                                            $ 1,472      $ 4,077
                                                            =======      =======

     There were no changes in the allowance for REO losses for the years ended December 31, 1999, 1998 and 1997.

NOTE 9 -- ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable consisted of the following:

                                                                DECEMBER 31,
                                                           ----------------------
                                                             1999         1998
                                                           ---------    ---------
                                                           (DOLLARS IN THOUSANDS)
Interest on loans receivable.............................   $14,509      $11,970
Interest on securities...................................     8,365        6,762
                                                            -------      -------
                                                            $22,874      $18,732
                                                            =======      =======

     Accrued interest receivable at December 31, 1999 and 1998 is included in other assets in the Consolidated Statements of Financial Condition.

NOTE 10 -- DEPOSITS

     Deposits consisted of the following at December 31:

                                           WEIGHTED
                                         AVERAGE RATE       1999          1998
                                         ------------    ----------    ----------
                                                          (DOLLARS IN THOUSANDS)
Noninterest bearing deposits...........       --         $   47,770    $   75,240
Demand deposit accounts................      1.7%            60,365        38,511
Passbook accounts......................      2.4             13,789        15,412
Money market deposit accounts..........      4.8            574,589       320,160
Brokered certificate accounts..........      4.9             28,594        75,400
Certificate accounts...................      5.2          1,487,202     1,654,012
                                                         ----------    ----------
                                                         $2,212,309    $2,178,735
                                                         ==========    ==========

     The aggregate amount of deposits in denominations greater than or equal to $100,000 at December 31, 1999 and 1998 was $441 million and $443 million, respectively. Deposit amounts in excess of $100,000 are not federally insured.

                           WESTCORP AND SUBSIDIARIES

     Scheduled maturities of certificate accounts at December 31, 1999 were as follows:

                                                        WEIGHTED
                                                      AVERAGE RATE      AMOUNT
                                                      ------------    ----------
                                                        (DOLLARS IN THOUSANDS)
Six months or less..................................      5.07%       $  696,859
More than six months through one year...............      5.65           718,108
More than one year through three years..............      5.56            66,534
More than three years through ten years.............      4.32             5,701
                                                                      ----------
                                                                      $1,487,202
                                                                      ==========

     Interest expense on deposits consisted of the following:

                                             FOR THE YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                               1999        1998        1997
                                             --------    --------    --------
                                                  (DOLLARS IN THOUSANDS)
Demand deposit accounts....................  $    836    $    858    $    399
Passbook accounts..........................       380         404         746
Money market deposit accounts..............    22,745       9,259       2,181
Certificate accounts.......................    80,669      93,283     101,085
Brokered certificate accounts..............     1,438       5,201       2,667
                                             --------    --------    --------
                                             $106,068    $109,005    $107,078
                                             ========    ========    ========

     Accrued interest payable on deposits at December 31, 1999 and 1998 was $1.8 million and $2.2 million, respectively, which is included in other liabilities in the Consolidated Statements of Financial Condition.

     The following table summarizes certificate accounts by interest rate within maturity categories at:

                                                           DECEMBER 31, 1999
                            --------------------------------------------------------------------------------
                               2000        2001       2002       2003      2004     THEREAFTER      TOTAL
                            ----------    -------    -------    ------    ------    ----------    ----------
                                                         (DOLLARS IN THOUSANDS)
  0% - 3.99%..............  $   10,448                                                 $145       $   10,593
4.00% - 5.99%.............   1,220,310    $29,191    $13,338    $2,683    $1,089                   1,266,611
6.00% - 7.99%.............     185,935        283     23,721        59                               209,998
                            ----------    -------    -------    ------    ------       ----       ----------
                            $1,416,693    $29,474    $37,059    $2,742    $1,089       $145       $1,487,202
                            ==========    =======    =======    ======    ======       ====       ==========

                                                           DECEMBER 31, 1998
                           ---------------------------------------------------------------------------------
                              1999        2000       2001       2002       2003     THEREAFTER      TOTAL
                           ----------    -------    -------    -------    ------    ----------    ----------
                                                        (DOLLARS IN THOUSANDS)
  0% - 3.99%.............  $    5,092    $    52    $    72                            $19        $    5,235
4.00% - 5.99%............   1,411,285     63,860     11,311    $11,599    $4,044                   1,502,099
6.00% - 7.99%............      89,300     31,972        161     25,187        58                     146,678
                           ----------    -------    -------    -------    ------       ---        ----------
                           $1,505,677    $95,884    $11,544    $36,786    $4,102       $19        $1,654,012
                           ==========    =======    =======    =======    ======       ===        ==========

                           WESTCORP AND SUBSIDIARIES

NOTE 11 -- SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Securities sold under agreements to repurchase are summarized as follows:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1999         1998
                                                              ----------    --------
                                                              (DOLLARS IN THOUSANDS)
Balance at end of period....................................  $  249,675    $265,644
Balance at end of period, including accrued interest........     249,967     266,238
Estimated fair value at end of period.......................     245,930     247,846
Average amount outstanding during the period................     369,999     321,367
Maximum amount outstanding at any given month-end during the
  period....................................................   1,036,205     532,519
Weighted average interest rate during the period............        5.2%        5.8%
Weighted average interest rate at end of period.............        5.5%        5.4%

     Mortgage-backed securities available for sale sold under reverse repurchase agreements were delivered to dealers who arranged the transactions. The dealers may have sold, loaned, or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to the Company substantially identical securities at the maturities of the agreements. The agreements at December 31, 1999 and 1998 mature within 30 days. Average amounts are computed based upon daily ending balances.

NOTE 12 -- CONDUIT FACILITY

     In September 1999, WFS established a $500 million conduit facility secured by automobile contracts in a private placement. The amount outstanding on the credit facility at December 31, 1999 was $461 million. The Notes are rated AAA by Standard & Poor's and Aaa by Moody's. Timely principal and interest payments on the Notes are guaranteed by an insurance policy. Interest payments on the Notes are due quarterly, in arrears, calculated at a commercial paper index rate plus 30 basis points. Interest expense totaled $7.9 million for the year ended December 31, 1999. The average amount outstanding during 1999 was $494 million. The conduit facility was paid off on March 15, 2000.

NOTE 13 -- SHORT-TERM BORROWINGS

     The Company had a letter of credit with the Federal Home Loan Bank ("FHLB"), which was collateralized by eligible real estate loans and mortgage backed securities described in Note 14 -- Federal Home Loan Bank Advances. The maximum amount approved on the letter of credit was $400 million in 1999, 1998 and 1997. The maximum amount outstanding at any month end was $200 million during 1999, $388 million during 1998 and $399 million during 1997. The average amount of the letter of credit outstanding and the weighted average interest rate during 1999, 1998 and 1997 was $18.4 million and 4.9%, $175 million and 5.7% and $178 million and 5.7%, respectively. The Company's letter of credit generally matured within 30 days from the issuance date. The Company discontinued its use of the letter of credit on July 9, 1999. There was no amount of the letter of credit outstanding at December 31, 1999.

     The Company also has a line of credit with a bank which has a maximum availability of $30.0 million and had $2.5 million outstanding at December 31, 1999. The line of credit has an interest rate tied to the FHLB Reference Rate. In 1998, the Company had two lines of credit. The lines of credit had a maximum availability of $25.0 million. There was $5.2 million outstanding at December 31, 1998. The line of credit had an interest rate tied to the FHLB Reference Rate.

                           WESTCORP AND SUBSIDIARIES

NOTE 14 -- FEDERAL HOME LOAN BANK ADVANCES

     Advances from the FHLB are collateralized with eligible real estate loans and mortgage-backed securities. The FHLB letter of credit disclosed in Note
13 -- Short-Term Borrowings is also secured by the same collateral. The FHLB advances and the FHLB letter of credit are collateralized with mortgage loans totaling $340 million and $471 million at December 31, 1999 and 1998, respectively, and mortgage-backed securities totaling $595 million and $219 million at December 31, 1999 and 1998, respectively.

     Information as to interest rates and maturities on the advances from the FHLB are as follows:

                                                         1999          1998
                                                      -----------    --------
                                                      (DOLLARS IN THOUSANDS)
Range of interest rates.............................  5.5% - 8.2%        5.3%
Weighted average interest rate......................         6.0%        5.5%
Year due:
  2000..............................................                 $151,500
  2001..............................................  $   231,000
  2002
  2003..............................................        6,500       6,500
  Thereafter........................................        3,244       2,853
                                                      -----------    --------
                                                      $   240,744    $160,853
                                                      ===========    ========

     The Company had available credit with the FHLB of approximately $695 million at December 31, 1999.

NOTE 15 -- SUBORDINATED DEBENTURES

     Subordinated capital debentures of the Company ("subordinated debentures") totaled $199 million at December 31, 1999 and $240 million at December 31, 1998, net of discount and issuance costs of $3.3 million and $4.7 million for 1999 and 1998, respectively. The subordinated debentures are unsecured and consist of two issuances with outstanding balances of $52.4 million with an interest rate of 8.5% due in 2003 and $146 million with an interest rate of 8.875% due in 2007. They are redeemable, in whole or in part, at the option of the Company, on or after July 1, 2000 and August 1, 2004, respectively, both at 100% of the principal amount being redeemed plus accrued interest as of the date of redemption. For regulatory purposes, the subordinated debentures are included as part of the Bank's supplementary capital, subject to certain limitations.

NOTE 16 -- COMMITMENTS AND CONTINGENCIES

     Future minimum payments under noncancelable operating leases on premises and equipment with terms of one year or more were as follows:

                                                       DECEMBER 31, 1999
                                                       -----------------
                                                          (DOLLARS IN
                                                          THOUSANDS)
2000.................................................       $ 5,417
2001.................................................         4,024
2002.................................................         2,699
2003.................................................         2,255
2004.................................................         1,667
Thereafter...........................................           525
                                                            -------
                                                            $16,587
                                                            =======

                           WESTCORP AND SUBSIDIARIES

     These agreements include, in certain cases, various renewal options and contingent rental agreements. Rental expense amounted to $4.9 million, $6.1 million and $7.8 million in 1999, 1998 and 1997, respectively.

     The Company's commercial, mortgage loan commitments and mortgage loans sold with recourse were as follows:

                                                              DECEMBER 31,
                                                         ----------------------
                                                           1999         1998
                                                         ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
Commercial letter of credit and unused lines of credit
  provided.............................................  $ 39,530     $ 21,159
                                                         ========     ========
Commitments to fund commercial and mortgage loans
  Fixed rate loans.....................................  $  6,193     $276,144
  Variable rate loans..................................    83,299       22,724
                                                         --------     --------
                                                           89,492     $298,868
                                                         ========     ========
Commitments to sell mortgage loans.....................               $336,362
                                                         ========     ========
Mortgage loans sold with recourse......................  $ 54,131     $ 94,334
                                                         ========     ========

     At December 31, 1999, the Company had commitments to fund fixed rate loans at rates ranging from 5.0% to 10.5% with loan terms ranging from 1 month to 240 months.

     The Company has pledged certain assets relative to amounts held on behalf of trustees as follows:

                                                              DECEMBER 31,
                                                         ----------------------
                                                           1999         1998
                                                         ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
FNMA participation certificates........................  $ 61,487     $ 82,460
GNMA certificates......................................   351,236      203,695
Automobile contracts...................................   365,305      357,805
Multifamily first mortgages............................    41,140       48,910
                                                         --------     --------
                                                         $819,168     $692,870
                                                         ========     ========

     The Company is also involved as a party to certain legal proceedings incidental to its business. Management of the Company believes that the outcome of such proceedings will not have a material effect upon its business or financial condition, results of operations or cash flows.

NOTE 17 -- EMPLOYEE STOCK OWNERSHIP AND SALARY SAVINGS PLAN

     The Company has an Employee Stock Ownership and Salary Savings Plan ("the Plan"), which covers essentially all full-time associates who have completed six months of service. Contributions to the Plan are discretionary and determined by the Board of Directors within limits set forth under the Employment Retirement Income Security Act of 1974. Contributions to the Plan are fully expensed in the year to which the contribution applies.

     The Company's contribution to the Plan amounted to $7.0 million, $0.8 million and $2.4 million in 1999, 1998 and 1997, respectively.

NOTE 18 -- STOCK OPTIONS

     In 1991, the Company reserved 3,150,000 shares of common stock for future issuance to certain associates under an incentive stock option plan ("the Plan"). At December 31, 1999, there were 1,813,200 shares available for future grants. The options may be exercised, within five to seven years after the

                           WESTCORP AND SUBSIDIARIES
date of grant. Additionally, the weighted average life of the options at December 31, 1999 was 2.8 years and the exercise price of the options outstanding at December 31, 1999 ranged from $9.94 to $18.69 per share.

     At December 31, 1998, all stock options were anti-dilutive under the plan. In October 1998, the Company canceled 405,250 of existing options as part of a voluntary stock option exchange program. All option holders taking part in this program forfeited their existing options and were issued a proportionately smaller number of new options at a reduced exercise price. Stock option activity is summarized as follows:

                                                                WEIGHTED AVERAGE
                                                     SHARES      EXERCISE PRICE
                                                    --------    ----------------
Outstanding at January 1, 1997....................   894,206         $13.10
  Issued..........................................   348,000          18.09
  Exercised.......................................  (116,605)         11.86
  Cancelled.......................................  (142,444)         15.32
                                                    --------         ------
Outstanding at December 31, 1997..................   983,157          15.07
  Issued..........................................   355,221          12.37
  Exercised.......................................  (118,905)          8.52
  Cancelled.......................................  (728,609)         17.09
                                                    --------         ------
Outstanding at December 31, 1998..................   490,864          11.73
  Issued..........................................   270,545          12.82
  Exercised.......................................  (122,530)          8.58
  Cancelled.......................................  (105,060)         12.98
                                                    --------         ------
Outstanding at December 31, 1999..................   533,819         $12.76
                                                    ========         ======

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its associate stock options.

     The fair value of options granted in 1999, 1998 and 1997 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                       DECEMBER 31,
                                          ---------------------------------------
                                              1999            1998         1997
                                          ------------    ------------    -------
Risk-free interest rate.................           6.6%            4.7%       5.7%
Volatility factor.......................           .51            0.54       0.41
Expected option life....................  5 to 7 years    5 to 7 years    5 years

     The weighted average fair value of options granted during 1999, 1998, and 1997 was $7.84, $5.87 and $2.39, respectively.

     Westcorp elected to follow Accounting Principles Board Opinion ("APB") No. 25 and related Interpretations in accounting for its employee stock options. Under APB 25, the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant and, therefore, no compensation expense is recognized. Pro-forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its

                           WESTCORP AND SUBSIDIARIES
employee stock option under the fair value method of that statement. Pro-forma net income/(loss) and earnings/(loss) per diluted share for the respective periods were as follows:

                                                FOR THE YEAR ENDED DECEMBER 31,
                                               ---------------------------------
                                                 1999        1998         1997
                                               --------    ---------    --------
                                                    (DOLLARS IN THOUSANDS,
                                                   EXCEPT PER SHARE AMOUNTS)
Pro-forma net income/(loss)..................  $52,235     $(14,921)    $36,081
Per diluted share............................  $  1.97     $  (0.57)    $  1.37

     The impact of applying SFAS 123 in 1999, 1998, 1997 and 1996 is immaterial to the financial statements of Westcorp.

NOTE 19 -- DIVIDENDS

     The Company paid cash dividends of $0.20, $0.25 and $0.40 per share for the years ended December 31, 1999, 1998 and 1997, respectively. On December 17, 1999, the Company declared a cash dividend of $0.05 per share for shareholders of record as of January 14, 2000, and paid on January 28, 2000. On February 15, 2000, the Company declared a cash dividend of $0.05 per share for shareholders of record as of April 27, 2000, with a payable date of May 11, 2000.

NOTE 20 -- RESTRUCTURING

     In 1998, the Company completed the restructuring plan initially announced on February 10, 1998. The goal of the plan was to consolidate offices and eliminate redundant staff positions on a national level. The plan was achieved in two phases. Phase I of the plan, completed in the first quarter of 1998, consisted of the restructuring of operations in the Western United States. Phase II of the plan, completed in the third quarter of 1998 and patterned after Phase I, consisted of the restructuring of operations in the Central and Eastern United States. As a result of these two restructurings, a total of 400 positions or 20% of the Company's work force were eliminated and 96 offices were closed. The total pre-tax restructuring charge in 1998 for the completed plan was $15.0 million. Restructuring related costs included $1.8 million for associate severance and $13.2 million for lease termination fees and write off of disposed assets. The restructuring charge was substantially utilized in 1998. Through the restructuring, WFS merged prime and non-prime office locations with close geographic proximity and closed poorly performing offices.

     During the fourth quarter of 1998 the Company incurred a $3.0 million restructuring charge relating to the consolidation of its 14 mortgage banking offices into three Regional Operating Centers and the elimination of 200 positions, or 55% of the work force in the mortgage banking area. This restructuring was the result of the Company's decision to focus on primarily sub-prime mortgage products rather than prime and non-agency originations. Restructuring related costs included $0.6 million for associate severance and $2.4 million for lease termination fees and the write off of disposed assets. The restructuring charge was substantially utilized in 1998.

     During the third quarter of 1999, the Company completed the sale of its sub-prime mortgage division and sold the remaining $1.0 billion of mortgage servicing rights that it held. During the fourth quarter of 1999, the Company closed its loan servicing department and entered into an agreement to sell the rights to service its remaining owned portfolio, thereby completing its mortgage banking exit strategy. At December 31, 1999, the Company owned $598 million in single-family and multi-family mortgage loans that were originated through previous mortgage lending activities.

                           WESTCORP AND SUBSIDIARIES

NOTE 21 -- INCOME TAXES

     Income tax expense (benefit) consisted of the following:

                                                FOR THE YEAR ENDED DECEMBER 31,
                                               ---------------------------------
                                                 1999        1998         1997
                                               --------    ---------    --------
                                                    (DOLLARS IN THOUSANDS)
Current:
  Federal....................................  $33,176     $   (353)    $ 1,562
  State franchise............................    9,548        1,421         349
                                               -------     --------     -------
                                                42,724        1,068       1,911
Deferred:
  Federal....................................     (630)      (7,999)     21,617
  State franchise............................      912       (4,399)      7,759
                                               -------     --------     -------
                                                   282      (12,398)     29,376
                                               -------     --------     -------
                                               $43,006     $(11,330)    $31,287
                                               =======     ========     =======

     A reconciliation of total tax provisions and the amounts computed by applying the statutory federal income tax rate of 35% to income before taxes is as follows:

                                                FOR THE YEAR ENDED DECEMBER 31,
                                               ---------------------------------
                                                 1999        1998         1997
                                               --------    ---------    --------
                                                    (DOLLARS IN THOUSANDS)
Tax at statutory rate........................  $34,467     $ (9,885)    $25,618
State tax (net of Federal tax benefit).......    6,799       (1,936)      5,270
Other........................................    1,740          491         399
                                               -------     --------     -------
                                               $43,006     $(11,330)    $31,287
                                               =======     ========     =======

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

                           WESTCORP AND SUBSIDIARIES

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                              DECEMBER 31,
                                                         ----------------------
                                                           1999         1998
                                                         ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
Deferred tax assets:
  Loan loss reserves...................................  $ 15,673     $  2,941
  State tax deferred benefit...........................     5,816        2,712
  Deferred compensation accrual........................     3,209        3,306
  Tax basis difference -- marketable securities........     1,554          (55)
  Accelerated depreciation for tax purposes............     2,082        3,266
  Other, net...........................................     4,728        7,835
                                                         --------     --------
                                                           33,062       20,005
Deferred tax liabilities:
  Loan fee income deferred for tax purposes............      (922)      (2,034)
  FHLB dividends.......................................    (5,483)      (5,244)
  Loan costs...........................................    (1,146)      (2,227)
  SFAS 115 deferred taxes..............................                 (2,710)
  Asset securitization income recognized for book
     purposes..........................................   (33,488)     (32,149)
  Capitalized mortgage service rights..................                 (1,115)
  Other, net...........................................    (4,361)      (4,877)
                                                         --------     --------
                                                          (45,400)     (50,356)
                                                         --------     --------
                                                         $(12,338)    $(30,351)
                                                         ========     ========

                           WESTCORP AND SUBSIDIARIES

NOTE 22 -- FAIR VALUES OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments are as follows:

                                                                DECEMBER 31,
                                            ----------------------------------------------------
                                                      1999                        1998
                                            ------------------------    ------------------------
                                             CARRYING        FAIR        CARRYING        FAIR
                                             AMOUNTS        VALUE        AMOUNTS        VALUE
                                            ----------    ----------    ----------    ----------
                                                           (DOLLARS IN THOUSANDS)
Financial assets:
  Cash and cash equivalents...............  $   34,365    $   34,365    $  114,890    $  114,890
  Other short-term investments............     137,000       137,000        22,864        22,864
  Investment securities and
     mortgage-backed securities...........   1,470,775     1,470,775     1,052,332     1,052,332
  Loans receivable (including held for
     sale)................................   2,181,624     2,292,756     1,992,833     2,106,759
  Retained interest in securitized
     assets...............................     167,277       167,277       171,230       171,230
  Capitalized servicing rights............                                   8,773         8,773
Financial instrument agreements held for
  purposes other than trading:
  Interest rate swaps.....................      23,962        23,962           354           354
  Interest rate options, floors and
     caps.................................      13,192        13,192         5,154         5,154
  Forward agreements......................                    10,872                       4,389
  Fixed rate loan commitments.............                                                25,930
  Variable rate loan commitments..........                                                     5
Financial liabilities:
  Deposits................................  $2,212,309    $2,201,967    $2,178,735    $2,177,251
  Securities sold under agreements to
     repurchase...........................     249,675       245,930       265,644       247,846
  Short-term borrowings...................       8,482         8,482        14,427        14,427
  Note payable............................     461,104       454,187
  Federal Home Loan Bank advances.........     240,744       237,405       160,853       150,076
  Amounts held on behalf of trustee.......     687,274       687,274       528,092       528,092
  Subordinated debentures.................     199,298       196,309       239,856       223,786

NOTE 23 -- FINANCIAL INSTRUMENT AGREEMENTS

     The Company uses interest rate swaps, purchased options, forward agreements, floors and caps to minimize its exposure to interest rate risk. The fair value of these agreements may vary substantially with changes in interest rates. At December 31, the Company's portfolio of such agreements consisted of the following:

                                                                 1999
                                                        ----------------------
                                                         NOTIONAL      CREDIT
                                                          AMOUNT      EXPOSURE
                                                        ----------    --------
                                                        (DOLLARS IN THOUSANDS)
Interest rate swaps...................................  $  324,500    $23,962
Interest rate caps....................................     440,000     13,192
Forward agreements....................................   1,600,000
                                                        ----------    -------
                                                        $2,364,500    $37,154
                                                        ==========    =======

                           WESTCORP AND SUBSIDIARIES

                                                                 1998
                                                        ----------------------
                                                         NOTIONAL      CREDIT
                                                          AMOUNT      EXPOSURE
                                                        ----------    --------
                                                        (DOLLARS IN THOUSANDS)
Interest rate swaps...................................  $   50,000    $   354
Interest rate caps....................................     540,000      5,154
Forward agreements....................................     775,000
                                                        ----------    -------
                                                        $1,365,000    $ 5,508
                                                        ==========    =======

     Notional amounts do not represent amounts exchanged by parties and, thus, are not a measure of the Company's exposure to loss through its use of these agreements. The amounts exchanged are determined by reference to the notional amounts and the other terms of the agreements.

     The Company's interest rate swaps consist of agreements with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional amount and a specified index. The Company pays a fixed interest rate and receives a floating interest rate on all of its interest rate swaps. At December 31, 1999 and 1998, the terms of the Company's interest rate swaps were to pay a weighted average fixed rate of 5.92% in each year, and to receive a weighted average variable rate of 6.11% and 5.20%, respectively, with expiration dates ranging from 2002 to 2009 with collateral requirements of 0.7%. Variable interest rates may change in the future.

     The Company purchases interest rate caps to effectively remove lifetime interest rate caps on mortgage-backed securities, to hedge interest rate fluctuations on assets available for sale and to limit the erosion of net interest income resulting from increases in interest rates. The interest rate cap agreements had strike rates from 6.0% to 7.5% with expiration dates ranging from 2000 to 2008 as of December 31, 1999 and 6.0% to 7.5% with expiration dates ranging from 2001 to 2004 as of December 31, 1998.

     The Company's hedging strategy for its loan production includes the use of forward agreements. The Company enters into these agreements in numbers and amounts which generally correspond to the principal amount of the sale and/or securitization transactions. The market value of these forward agreements responds inversely to the market value changes of the underlying loans. Because of this inverse relationship, the Company can effectively lock in its gross interest rate spread at the time of the hedge transaction. Gains and losses relative to these agreements are deferred and recognized in full at the time of loan sale and/or securitization as an adjustment to the gain or loss on the sale of loans. The Company uses only highly rated counterparties and further reduces its risk by avoiding any material concentration with a single counterparty. Credit exposure is limited to those agreements with a positive fair value and only to the extent of fair value that has been recognized in the Consolidated Statement of Condition. At December 31, 1999, and 1998, the Company held forward agreements with a notional amount outstanding of $1.6 billion and $775 million, respectively.

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

NOTE 24 -- EARNINGS PER SHARE

     Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common share outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation method is similar to the

                           WESTCORP AND SUBSIDIARIES
previously required fully diluted earnings per share method and is calculated by dividing the weighted average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options.

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------
                                                   1999              1998              1997
                                              --------------    --------------    --------------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BASIC
Net income (loss)...........................   $    52,626       $   (14,697)      $    36,788
                                               ===========       ===========       ===========
Average common shares outstanding...........    26,503,796        26,305,117        26,165,678
                                               ===========       ===========       ===========
Net income (loss) per common
  share -- basic............................   $      1.99       $     (0.56)      $      1.41
                                               ===========       ===========       ===========
DILUTED
Net income (loss)...........................   $    52,626       $   (14,697)      $    36,788
                                               ===========       ===========       ===========
Average common shares outstanding...........    26,503,796        26,305,117        26,165,678
Stock option adjustment.....................         1,332                             185,466
                                               -----------       -----------       -----------
Average common shares outstanding...........    26,505,128        26,305,117        26,351,144
                                               ===========       ===========       ===========
Net income (loss) per common
  share -- diluted..........................   $      1.99       $     (0.56)      $      1.40
                                               ===========       ===========       ===========

     Options to purchase 331,620 shares of common stock ranging from $12.60 to $18.69 at December 31, 1998 were not included in the computation of diluted earnings per share because the Company experienced a loss from operations. The weighted average price at December 31, 1999, 1998 and 1997 was $12.76, $11.73, and $18.72, respectively.

NOTE 25 -- REGULATORY CAPITAL

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

     At December 31, 1999 and 1998, the Bank's most recent notification from the OTS categorized the Bank as "well capitalized" under the prompt corrective action ("PCA") regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To be categorized as "well capitalized", the Bank must maintain minimum capital ratios as set forth in the table below. The Bank's capital is subject to review by federal regulators for the components, amounts, risk weighting classifications and other factors. There are no conditions or events since December 31, 1999 that management believes have changed the Bank's category.

                           WESTCORP AND SUBSIDIARIES

     The following table summarizes the Bank's actual capital and required capital as of December 31, 1999 and 1998:

                                                                              TIER 1
                                                TANGIBLE                    RISK-BASED    RISK-BASED
                                                CAPITAL     CORE CAPITAL     CAPITAL       CAPITAL
                                                --------    ------------    ----------    ----------
                                                              (DOLLARS IN THOUSANDS)
DECEMBER 31, 1999
Actual Capital:
  Amount......................................  $400,437      $400,437       $400,437      $641,163
  Capital ratio...............................      8.85%         8.85%          6.49%        10.39%
FIRREA minimum required capital:
  Amount......................................  $ 67,836      $135,672            N/A      $493,442
  Capital ratio...............................      1.50%         3.00%           N/A          8.00%
  Excess......................................  $332,601      $264,765            N/A      $147,721
FDICIA well capitalized required capital:
  Amount......................................       N/A      $226,120       $370,082      $616,803
  Capital ratio...............................       N/A          5.00%          6.00%        10.00%
  Excess......................................       N/A      $174,317       $ 30,355      $ 24,360
DECEMBER 31, 1998
Actual Capital:
  Amount......................................  $345,427      $345,427       $345,427      $604,552
  Capital ratio...............................      9.02%         9.02%          6.42%        11.23%
FIRREA minimum required capital:
  Amount......................................  $ 57,464      $114,929            N/A      $430,112
  Capital ratio...............................      1.50%         3.00%           N/A          8.00%
  Excess......................................  $287,963      $230,498            N/A      $174,440
FDICIA well capitalized required capital:
  Amount......................................       N/A      $191,548       $322,584      $537,640
  Capital ratio...............................       N/A          5.00%          6.00%        10.00%
  Excess......................................       N/A      $153,879       $ 22,843      $ 66,912

     The following table reconciles the Bank's capital in accordance with generally accepted accounting principles ("GAAP") to the Bank's tangible, core and risk-based capital:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Bank shareholder's equity -- GAAP basis.....................  $351,200     $332,951
Adjustment: Unrealized losses (gains) under SFAS 115........    21,481       (3,693)
  Less: Non-permissible activities(1).......................      (273)      (4,811)
  Add: Minority interest in equity of subsidiaries..........    28,030       21,857
  Less: Disallowed capitalized servicing rights.............                   (877)
                                                              --------     --------
          Total tangible and core capital...................   400,438      345,427
Adjustments for risk-based capital:
  Subordinated debentures(2)................................   181,019      224,844
  General loan valuation allowance(3).......................    59,707       34,281
                                                              --------     --------
  Risk-based capital........................................  $641,164     $604,552
                                                              ========     ========

                           WESTCORP AND SUBSIDIARIES

---------------
(1) Does not include minority interest in joint venture subsidiaries.

(2) Excludes capitalized discounts and issue costs.

(3) Limited to 1.25% of risk-weighted assets.

NOTE 26 -- WESTCORP (PARENT COMPANY ONLY) FINANCIAL INFORMATION

                       STATEMENTS OF FINANCIAL CONDITION

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Assets
  Cash......................................................  $  2,011     $    842
  Investment in subsidiaries................................   350,528      333,364
  Other.....................................................     4,409        4,704
                                                              --------     --------
     Total assets...........................................  $356,948     $338,910
                                                              ========     ========
Liabilities and shareholders' equity
  Other liabilities.........................................  $  4,230     $  9,865
                                                              --------     --------
     Total liabilities......................................     4,230        9,865
Shareholders' equity........................................   352,718      329,045
                                                              --------     --------
     Total liabilities and shareholders' equity.............  $356,948     $338,910
                                                              ========     ========

                            STATEMENTS OF OPERATIONS

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998         1997
                                                              --------    ---------    --------
                                                                   (DOLLARS IN THOUSANDS)
Income
  Dividends from subsidiaries...............................  $12,000     $ 14,000     $46,366
  Other.....................................................                                 9
                                                              -------     --------     -------
                                                               12,000       14,000      46,375
Interest expense............................................      470           70       1,473
Noninterest expenses........................................    2,085        1,337       1,156
                                                              -------     --------     -------
Income before income taxes and equity in net income of
  subsidiaries..............................................    9,445       12,593      43,746
Income tax benefit..........................................     (780)        (541)     (1,099)
                                                              -------     --------     -------
Income before equity in net income of subsidiaries..........   10,225       13,134      44,845
Equity in undistributed net income (loss) of subsidiaries...   42,401      (27,831)     (8,057)
                                                              -------     --------     -------
Net Income (Loss)...........................................  $52,626     $(14,697)    $36,788
                                                              =======     ========     =======

                           WESTCORP AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1999        1998        1997
                                                              -------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)...........................................  $52,626    $(14,697)   $ 36,788
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................                   12         343
  Equity in undistributed net (income) loss of
     subsidiaries...........................................  (42,401)     27,831       8,057
  Other, net................................................   (2,026)     (1,195)      5,107
                                                              -------    --------    --------
          Net Cash Provided By Operating Activities.........    8,199      11,951      50,295
INVESTMENT ACTIVITIES
Infusion of capital to subsidiary...........................     (533)    (15,120)    (15,000)
Sales (purchases) of investment securities available for
  sale......................................................               12,434     (12,434)
Addition to premises and equipment..........................                              698
                                                              -------    --------    --------
          Net Cash Used In Investing Activities.............     (533)     (2,686)    (26,736)
FINANCING ACTIVITIES
Decrease in short-term borrowings...........................   (2,718)     (7,800)    (15,382)
Dividends paid..............................................   (5,299)     (6,592)    (10,469)
Other, net..................................................    1,520       2,536      (3,430)
                                                              -------    --------    --------
          Net Cash Used In Financing Activities.............   (6,497)    (11,856)    (29,281)
                                                              -------    --------    --------
Increase (Decrease) In Cash.................................    1,169      (2,591)     (5,722)
Cash and cash equivalents at beginning of year..............      842       3,433       9,155
                                                              -------    --------    --------
Cash and Cash Equivalents At End of Year....................  $ 2,011    $    842    $  3,433
                                                              =======    ========    ========

NOTE 27 -- SUBSEQUENT EVENT -- FOLLOW-ON OFFERING

     On February 10, 2000, The Company's subsidiary, WFS, completed a follow-on offering of 2,350,000 shares of common stock at a price of $15.00 per share. On March 10, 2000, underwriters for the follow-on offering exercised their over allotment options to purchase 300,000 additional shares, bringing the total net proceeds raised to approximately $37.9 million. The primary purpose of the offering is to provide WFS with additional capital to fund growth, to increase the amount of contracts which can be acquired and held prior to sale in the asset-backed securities market, and to provide working capital for general corporate purposes. After the follow-on offering, the Bank owns approximately 82% of WFS' shares.

     On March 15, 2000, the Company completed the issuance of $1.2 billion in automobile asset-backed securities.

                           WESTCORP AND SUBSIDIARIES

NOTE 28 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1999 and 1998. Certain quarterly amounts have been adjusted to conform with the year-end presentation.

                                                            FOR THE THREE MONTHS ENDED
                                              ------------------------------------------------------
                                              MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                              ---------    --------    -------------    ------------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1999
Interest income.............................  $ 61,070     $ 77,920      $ 73,525         $ 85,101
Interest expense............................    33,614       39,844        35,665           43,162
                                              --------     --------      --------         --------
  Net interest income.......................    27,456       38,076        37,860           41,939
Provision for loan losses...................   (12,157)      (4,355)      (15,924)          (5,964)
Noninterest income..........................    59,204       44,929        62,486           43,387
Noninterest expense.........................   (57,403)     (54,854)      (56,027)         (50,177)
                                              --------     --------      --------         --------
  Income before income taxes................    17,100       23,796        28,395           29,185
Income taxes................................     7,234       10,075        11,947           12,204
                                              --------     --------      --------         --------
Income before minority interest.............     9,866       13,721        16,448           16,981
Minority interest in earnings of
  subsidiaries..............................     1,506        1,584         1,706            1,726
                                              --------     --------      --------         --------
Income before extraordinary item............     8,360       12,137        14,742           15,255
Extraordinary gain from extinguishment of
  debt, net of tax..........................       980          639           315              198
                                              --------     --------      --------         --------
Net income..................................  $  9,340     $ 12,776      $ 15,057         $ 15,453
                                              ========     ========      ========         ========
Net income per common share -- basic........  $   0.35     $   0.48      $   0.57         $   0.58
                                              ========     ========      ========         ========
Net income per common share -- diluted......  $   0.35     $   0.48      $   0.57         $   0.58
                                              ========     ========      ========         ========
1998
Interest income.............................  $ 65,046     $ 64,501      $ 69,515         $ 73,080
Interest expense............................    40,155       39,015        40,592           41,569
                                              --------     --------      --------         --------
  Net interest income.......................    24,891       25,486        28,923           31,511
Provision for credit losses.................    (6,388)      (2,402)       (2,347)          (7,823)
Noninterest income..........................    30,327       38,159        27,251           37,701
Noninterest expense.........................   (73,587)     (60,014)      (60,846)         (59,085)
                                              --------     --------      --------         --------
  Income (loss) before income taxes.........   (24,757)       1,229        (7,019)           2,304
Income taxes................................   (10,392)         550        (2,816)           1,328
                                              --------     --------      --------         --------
Income before minority interest.............   (14,365)         679        (4,203)             976
Minority interest in earnings of
  subsidiaries..............................    (2,162)          61          (329)             214
                                              --------     --------      --------         --------
  Net income (loss).........................   (12,203)         618        (3,874)             762
                                              ========     ========      ========         ========
Net income (loss) per common
  share -- basic............................  $  (0.46)    $   0.02      $  (0.15)        $   0.03
                                              ========     ========      ========         ========
Net income (loss) per common
  share -- diluted..........................  $  (0.46)    $   0.02      $  (0.15)        $   0.03
                                              ========     ========      ========         ========

                                 EXHIBIT INDEX

    EXHIBIT
      NO.                       DESCRIPTION OF EXHIBIT
    -------                     ----------------------
     3.1     Certificate of Incorporation(13)
     3.2     Bylaws(13)
     4.1     Indenture dated as of June 17, 1993 issued by Western
             Financial Bank, formerly Western Financial Savings Bank,
             F.S.B., with respect to $125,000,000 in aggregate principal amount of 8.5% Subordinated Capital Debentures due 2003(14)
     4.2     Indenture dated as of June 25, 1998 issued by Western
             Financial Bank, formerly Western Financial Savings Bank,
             F.S.B., with respect to $150,000,000 in aggregate principal amount of 8.875% Subordinated Capital Debentures due
             2007(15)
    10.1     Westcorp Incentive Stock Option Plan(2)
    10.2     Westcorp, Inc. Employee Stock Ownership and Salary Savings
             Plan(3)
    10.3     Westcorp 1991 Stock Option Plan(4)
    10.4     1985 Executive Deferral Plan(1)
    10.5     1988 Executive Deferral Plan II(1)
    10.6     1992 Executive Deferral Plan III(1)
    10.7     Transfer Agreement between WFS Financial Inc and Western
             Financial Bank, F.S.B., dated May 1, 1995(1)
    10.8     Promissory Note of WFS Financial Inc in favor of Western
             Financial Bank, F.S.B., dated May 1, 1995(1)
    10.9     Line of Credit Agreement between WFS Financial Inc and
             Western Financial Bank, dated June 15, 1999(12)
    10.9.1   Amendment No. 1, dated as of August 1, 1999, to the
             Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank(12)
    10.10    Tax Sharing Agreement between WFS Financial Inc and Western
             Financial Bank, F.S.B., dated January 1, 1994(1)
    10.11    Master Reinvestment Contract between WFS Financial Inc and
             Western Financial Bank, F.S.B., dated May 1, 1995(1)
    10.12    Amendment No. 1, dated as of June 1, 1995, to the Restated
             Master Reinvestment Reimbursement Agreement(11)
    10.13    Amended and Restated Master Collateral Assignment Agreement,
             dated as of March 1, 2000
    10.14    Form of WFS Financial Inc Dealer Agreement(5)
    10.15    Form of WFS Financial Inc Loan Application(5)
    10.16    Westcorp Employee Stock Ownership and Salary Savings Plan(7)
    10.16.1  Amendment No. 1, dated as of December 1998, to Westcorp
             Employee Stock Ownership and Salary Savings Plan(12)
    10.16.2  Amendment No. 2, dated as of January 1, 1999, to Westcorp
             Employee Stock Ownership and Salary Savings Plan(12)
    10.16.3  Amendment No. 3, dated as of June 1, 1999, to Westcorp
             Employee Stock Ownership and Salary Savings Plan(12)
    10.17    Amended and Restated WFS 1996 Incentive Stock Option Plan,
             dated January 1, 1997(6)
    10.18    Promissory Note of WFS Financial Inc in favor of Western
             Financial Bank, F.S.B., dated August 1, 1997(11)

    EXHIBIT
      NO.                       DESCRIPTION OF EXHIBIT
    -------                     ----------------------
    10.18.1  Amendment No. 1, dated February 23, 1999, to the Promissory
             Note of WFS Financial Inc in favor of Western Financial
             Bank(11)
    10.18.2  Amendment No. 2, dated July 30, 1999, to the Promissory Note of WFS Financial Inc in favor of Western Financial Bank(11)
    10.19    Investment Agreement between WFS Financial Inc and Western
             Financial Bank, F.S.B., dated January 1, 1996(11)
    10.20    Management Services Agreement between WFS Financial Inc and
             Western Financial Bank, F.S.B., dated January 1, 1997(11)
    10.21    Employment Agreement(8)(9)(10)
    21.1     Subsidiaries of Westcorp
    23.1     Consent of Independent Auditors, Ernst & Young LLP
    27       Financial Data Schedule

---------------
 (1) Exhibits previously filed with WFS Financial Inc Registration Statement on Form S-1 (File No. 33-93068), filed August 8, 1995 incorporated herein by reference under Exhibit Number indicated.

 (2) Exhibits previously filed with Westcorp Registration Statement on Form S-1 (File No. 33-4295), filed May 2, 1986 incorporated herein by reference under Exhibit Number indicated.

 (3) Exhibits previously filed with Westcorp Registration Statement on Form S-4 (File No. 33-34286), filed April 11, 1990 incorporated herein by reference under Exhibit Number indicated.

 (4) Exhibits previously filed with Westcorp Registration Statement on Form S-8 (File No. 33-43898), filed December 11, 1991 incorporated herein by reference under Exhibit Number indicated.

 (5) Amendment No. 1, dated as of July 14, 1995 to the WFS Financial Inc Registration Statement on Form S-1 (File No. 33-93068) incorporated herein by reference under Exhibit Number indicated.

 (6) Exhibit previously filed with WFS Registration Statement on Form S-8 (File No. 33-7485), filed July 3, 1996 incorporated by reference under the Exhibit Number indicated. Amendment No. 1 dated as of November 13, 1997 filed with the WFS Registration Statement on Form S-8 (File No. 333-40121) incorporated herein by reference under Exhibit Number indicated.

 (7) Exhibits previously filed with Westcorp Registration Statement on Form S-8 (File No. 333-11039), filed August 29, 1996 incorporated herein by reference under Exhibit Number indicated.

 (8) Employment Agreement dated February 27, 1998 between the registrant and Joy Schaefer (will be provided to the SEC upon request).

 (9) Employment Agreement dated February 27, 1998 between the registrant, Westcorp and Lee A. Whatcott (will be provided to the SEC upon request).

(10) Employment Agreement, dated November, 1998 between the registrant and Mark Olson (will be provided to the SEC upon request).

(11) Exhibits previously filed with Annual Report on Form 10-K of WFS Financial Inc for the year ended December 31, 1998 (File No. 33-93068) as filed on or about March 31, 1999.

(12) Exhibits previously filed with WFS Registration Statements on Form S-2 (File No. 333-91277) filed November 19, 1999 and subsequently amend on January 20, 2000 incorporated by reference under Exhibit Number indicated.

(13) Exhibits previously filed with Westcorp Registration Statement on Form S-4 (File No. 33-34286), filed April 11, 1990, incorporated herein by reference under Exhibit Numbers indicated.

(14) Exhibit previously filed with, Western Financial Bank, formerly Western Financial Savings Bank, F.S.B., Offering Circular with the OTS, dated June 17, 1993 (will be provided to the SEC upon request).

(15) Exhibit previously filed with Western Financial Bank, formerly Western Financial Bank, F.S.B., Offering Circular with the OTS, dated July 25, 1998 (will be provided to the SEC upon request).