Form 10-Q
period 2000-03-31
WESTCORP /CA/
filed 2000-05-15
CIK 813461

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
         (Mark One)

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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



                                 (949) 727-1002
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No____

As of April 30, 2000, the registrant had 26,597,344 outstanding shares of common stock, $1.00 par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 38.

                            WESTCORP AND SUBSIDIARIES

                                    FORM 10-Q

                                 MARCH 31, 2000

                                TABLE OF CONTENTS
                                 --------------

                                                                                                   Page No.
                                                                                                   --------
PART I.  FINANCIAL INFORMATION
   Item 1.        Financial Statements

                  Consolidated Statements of Financial Condition at
                  March 31, 2000 and December 31, 1999                                                3

                  Consolidated Statements of Income for the
                  Three Months Ended March 31, 2000 and 1999                                          4

                  Consolidated Statements of Changes in Shareholders' Equity for
                  the Periods Ended March 31, 2000 and December 31, 1999                              5

                  Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 2000 and 1999                                          6

                  Notes to Unaudited Consolidated Financial Statements                                7

   Item 2.        Management's Discussion and Analysis of Financial                                  14
                  Condition and Results of Operations

   Item 3.        Quantitative and Qualitative Disclosure about Market Risk                          34

PART II. OTHER INFORMATION

   Item 1.        Legal Proceedings                                                                  37

   Item 2.        Changes in Securities                                                              37

   Item 3.        Defaults Upon Senior Securities                                                    37

   Item 4.        Submission of Matters to a Vote of Security Holders                                37

   Item 5.        Other Information                                                                  37

   Item 6.        Exhibits and Reports on Form 8-K                                                   37

SIGNATURES                                                                                           38

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                            WESTCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)



                                                                                           MARCH 31,           DECEMBER 31,
                                                                                             2000                 1999
                                                                                             ----                 ----
                                                                                         (Dollars in thousands, except share
                                                                                                      amounts)
ASSETS
Cash                                                                                     $    16,658        $    33,645
Interest bearing deposits with other financial institutions                                      720                720
Other short-term investments                                                                  50,000            137,000
                                                                                         -----------        -----------
  Cash and due from banks                                                                     67,378            171,365
Investment securities available for sale                                                       2,275              2,245
Mortgage-backed securities available for sale                                              1,959,460          1,431,376
Loans held for sale                                                                        1,122,100          1,469,741
Loans receivable                                                                           1,236,430            711,883
Allowance for credit losses                                                                  (69,994)           (64,217)
                                                                                         -----------        -----------
  Loans receivable, net                                                                    2,288,536          2,117,407
Amounts due from trusts                                                                      475,282            439,022
Retained interest in securitized assets                                                      164,640            167,277
Premises and equipment, net                                                                   83,959             84,989
Other assets                                                                                 104,986             85,093
                                                                                         -----------        -----------
          TOTAL ASSETS                                                                   $ 5,146,516        $ 4,498,774
                                                                                         ===========        ===========

LIABILITIES
Deposits                                                                                 $ 2,221,061        $ 2,212,309
Securities sold under agreements to repurchase                                               798,271            249,675
Federal Home Loan Bank advances                                                              135,691            240,744
Amounts held on behalf of trustee                                                            725,783            687,274
Notes payable                                                                                545,871            461,104
Other liabilities                                                                             98,486             67,622
                                                                                         -----------        -----------
          TOTAL LIABILITIES                                                                4,525,163          3,918,728

Subordinated Debentures                                                                      192,712            199,298
Minority Interests                                                                            47,152             28,030

SHAREHOLDERS' EQUITY
Common stock, (par value $1.00 per share; authorized 45,000,000 shares; issued and
  outstanding 26,597,344 shares in 2000 and 26,597,344 in 1999)                               26,597             26,597
Paid-in capital                                                                              196,540            190,137
Retained earnings                                                                            176,134            157,465
Accumulated other comprehensive loss, net of tax                                             (17,782)           (21,481)
                                                                                         -----------        -----------
          TOTAL SHAREHOLDERS' EQUITY                                                         381,489            352,718
                                                                                         -----------        -----------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 5,146,516        $ 4,498,774
                                                                                         ===========        ===========

     See accompanying notes to unaudited consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                       FOR THE THREE MONTHS ENDED
                                                                               MARCH 31,
                                                             -----------------------------------------------
                                                                        2000                1999
                                                                    ------------        ------------
                                                             DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income:
     Loans, including fees                                          $     73,601        $     39,512
     Mortgage-backed securities                                           24,752              16,437
     Investment securities                                                   147               1,129
     Other                                                                 2,389               3,992
                                                                    ------------        ------------
          TOTAL INTEREST INCOME                                          100,889              61,070
Interest expense:
     Deposits                                                             28,813              25,893
     Federal Home Loan Bank advances and other borrowings                 15,400               4,472
     Securities sold under agreements to repurchase                        5,041               3,249
                                                                    ------------        ------------
          TOTAL INTEREST EXPENSE                                          49,254              33,614
                                                                    ------------        ------------
NET INTEREST INCOME                                                       51,635              27,456
Provision for credit losses                                               11,945              12,157
                                                                    ------------        ------------
NET INTEREST INCOME AFTER
     PROVISION FOR CREDIT LOSSES                                          39,690              15,299
Noninterest  income:
     Automobile lending                                                   46,480              52,590
     Mortgage banking                                                      5,943               3,704
     Investment and mortgage-backed securities gains (losses)               (200)                302
     Insurance income                                                      1,772               1,688
     Miscellaneous                                                         1,786                 920
                                                                    ------------        ------------
          TOTAL NONINTEREST INCOME                                        55,781              59,204
Noninterest expenses:
     Salaries and associate benefits                                      34,140              33,934
     Credit and collections                                                5,465               6,210
     Occupancy                                                             3,078               2,807
     Data processing                                                       3,974               3,398
     Telephone                                                             1,553               1,706
     Miscellaneous                                                         8,645               9,348
                                                                    ------------        ------------
          TOTAL NONINTEREST EXPENSES                                      56,855              57,403
                                                                    ------------        ------------
INCOME BEFORE INCOME TAX                                                  38,616              17,100
Income tax                                                                16,148               7,234
                                                                    ------------        ------------
INCOME BEFORE MINORITY INTEREST                                           22,468               9,866
Minority interest in earnings of subsidiaries                              2,627               1,506
                                                                    ------------        ------------
INCOME BEFORE EXTRAORDINARY ITEM                                          19,841               8,360
Extraordinary gain from early extinguishment of debt
     (net of income taxes of $114 and $710, respectively)                    158                 980
                                                                    ------------        ------------
NET INCOME                                                          $     19,999        $      9,340
                                                                    ============        ============
Net income per common share - basic:
     Income before extraordinary item                               $       0.74        $       0.31
     Extraordinary item                                                     0.01                0.04
                                                                    ------------        ------------
     Net income                                                     $       0.75        $       0.35
                                                                    ============        ============
Net income per common share - diluted:
     Income before extraordinary item                               $       0.74        $       0.31
     Extraordinary item                                                     0.01                0.04
                                                                    ------------        ------------
     Net income                                                     $       0.75        $       0.35
                                                                    ============        ============
Weighted average number of common shares outstanding:
     Basic                                                            26,597,344          26,474,995
     Diluted                                                          26,616,203          26,474,995


     See accompanying notes to unaudited consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                                         ACCUMULATED
                                                                                                            OTHER
                                                                                                        COMPREHENSIVE
                                                                   COMMON      PAID-IN     RETAINED     INCOME (LOSS)
                                                    SHARES          STOCK      CAPITAL     EARNINGS       NET OF TAX        TOTAL
                                               ----------------- ------------ ----------- ----------- ------------------- ----------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

Balance at January 1, 1999                          26,474,814     $ 26,475    $188,739    $110,138         $     3,693    $329,045
   Net income                                                                                52,626                          52,626
   Unrealized gains (losses) on retained
       interest in securitized assets, net of
       tax(1)                                                                                                   (24,312)    (24,312)
   Less:  reclassification adjustment for
       losses (gains) included in net income                                                                       (862)       (862)
                                                                                                                          ----------
   Comprehensive income                                                                                                      27,452
   Stock options exercised                             122,530          122         929                                       1,051
   Cash dividends                                                                            (5,299)                         (5,299)
   Purchase of subsidiary stock                                                     469                                         469
                                               ----------------- ------------ ----------- -----------       ------------- ----------
Balance at December 31, 1999                        26,597,344       26,597     190,137     157,465            (21,481)     352,718

   Net income                                                                                19,999                          19,999
   Unrealized gains (losses) on retained
       interest in securitized assets, net of
       tax(1)                                                                                                     3,699       3,699
                                                                                                                          ----------
   Comprehensive income                                                                                                      23,698
   Issuance of subsidiary common stock                                            6,403                                       6,403
   Cash dividends                                                                            (1,330)                         (1,330)
                                               ----------------- ------------ ----------- -----------       ------------- ----------
Balance at March 31, 2000                           26,597,344     $ 26,597    $196,540    $176,134         $   (17,782)   $381,489
                                               ================= ============ =========== ===========       ============= ==========



(1) Includes securities available for sale and retained interest in securitized assets. The pre-tax decrease in unrealized losses on securities available for sale was $6.4 million for the period ended March 31, 2000 compared with a pre-tax increase of $41.9 million for the period ended December 31, 1999.


     See accompanying notes to unaudited consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              FOR THE THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                            ------------------------------
                                                                               2000               1999
                                                                            ----------         -----------
                                                                                 (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                                  $    19,999        $     9,340
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Provision for credit losses                                                 11,945             12,157
     Depreciation and amortization                                                4,117              4,624
     Amortization of retained interest in securitized assets                     22,235             29,306
     Increase in other assets                                                   (15,179)           (27,627)
     Increase (decrease) in other liabilities                                    47,089            (18,351)
     Other, net                                                                   2,687              3,476
                                                                            -----------        -----------
             NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                 92,893             12,925
INVESTING ACTIVITIES
Loans:
     Origination of loans                                                    (1,037,736)          (931,206)
     Proceeds from sale of loans                                                660,095          1,376,943
     Other changes in loans                                                     192,422            184,735
Investment securities available for sale:
     Purchases                                                                     (239)
     Proceeds from sale                                                                                169
Mortgage-backed securities:
     Purchases                                                                 (554,061)          (641,063)
     Proceeds from sale                                                                             31,966
     Payments received                                                           31,212             71,755
Increase in retained interest in securitized assets                             (19,240)           (49,961)
Increase in amounts due from trusts                                             (36,259)           (46,397)
Purchase of premises and equipment                                               (2,368)            (8,871)
Other, net                                                                                            (449)
                                                                            -----------        -----------
             NET CASH USED IN INVESTING ACTIVITIES                             (766,174)           (12,379)
FINANCING ACTIVITIES
Increase (decrease) in deposits                                                   8,752            (43,880)
Increase in securities sold under agreements to repurchase                      548,596            217,267
Increase in borrowings                                                           84,767              3,647
Increase in amounts held on behalf of trustee                                    38,508             97,968
Decrease in  FHLB advances                                                     (110,311)          (151,531)
Decrease in subordinated debentures                                              (6,091)            (8,910)
Cash dividends                                                                   (1,330)            (1,324)
Other, net                                                                        6,403                121
                                                                            -----------        -----------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                          569,294            113,358
                                                                            -----------        -----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (103,987)           113,904
Cash and equivalents at beginning of period                                     171,365            137,754
                                                                            -----------        -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $    67,378        $   251,658
                                                                            ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest                                                                    $    53,469        $    39,814
Income taxes                                                                      3,612             13,395

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:
Acquisition of real estate through foreclosure                              $     2,146        $     1,801


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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in the Westcorp Form 10-K.

Certain amounts from the 1999 consolidated financial statement amounts have been reclassified to conform to the 2000 presentation.

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

NOTE 2 - INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities available for sale consisted of the following:

                                                                                        MARCH 31, 2000
                                                            ---------------------------------------------------------------------
                                                                                 GROSS               GROSS
                                                            AMORTIZED          UNREALIZED          UNREALIZED            FAIR
                                                               COST               GAIN                LOSS               VALUE
                                                            ----------         -----------         ----------          ----------
                                                                                      (DOLLARS IN THOUSANDS)
Obligations of states and political subdivision             $    1,509           $      6           $      14          $    1,501
Other                                                              774                                                        774
                                                            ----------           --------           ---------          ----------
                                                            $    2,283           $      6           $      14          $    2,275
                                                            ==========           ========           =========          ==========

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                                 DECEMBER 31, 1999
                                                     ---------------------------------------------------------------------------
                                                                              GROSS              GROSS
                                                         AMORTIZED         UNREALIZED         UNREALIZED            FAIR
                                                           COST               GAIN               LOSS               VALUE
                                                     ------------------ ------------------ ------------------ ------------------
                                                                               (DOLLARS IN THOUSANDS)

Obligations of states and political subdivisions            $    1,510          $       6          $      10         $    1,506
Other                                                              739                                                      739
                                                            -----------         ----------         ----------        -----------
                                                            $    2,249          $       6          $      10         $    2,245
                                                            ===========         ==========         ==========        ===========



NOTE 3 - MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

Mortgage-backed securities available for sale consisted of the following:

                                                                                 MARCH 31, 2000
                                                    --------------------------------------------------------------------------
                                                                            GROSS              GROSS
                                                        AMORTIZED         UNREALIZED         UNREALIZED            FAIR
                                                          COST               GAIN               LOSS              VALUE
                                                    ------------------ -----------------  -----------------  -----------------
                                                                             (DOLLARS IN THOUSANDS)
GNMA certificates                                        $  1,904,519       $    29,969        $    56,986       $  1,877,502
FNMA participation certificates                                79,266                                2,176             77,090
FHLMC participation certificates                                2,140                                   79              2,061
Other                                                           2,807                                                   2,807
                                                         -------------      ------------       ------------      -------------
                                                         $  1,988,732       $    29,969        $    59,241       $  1,959,460
                                                         =============      ============       ============      =============


                                                                                DECEMBER 31, 1999
                                                    --------------------------------------------------------------------------
                                                                            GROSS              GROSS
                                                        AMORTIZED         UNREALIZED         UNREALIZED            FAIR
                                                          COST               GAIN               LOSS              VALUE
                                                    ------------------ -----------------  -----------------  -----------------
                                                                             (DOLLARS IN THOUSANDS)

GNMA certificates                                        $  1,378,111       $    27,853         $   61,514       $  1,344,450
FNMA participation certificates                                83,883                                1,928             81,955
FHLMC participation certificates                                2,154                                   70              2,084
Other                                                           2,887                                                   2,887
                                                         -------------      ------------       ------------      -------------
                                                         $  1,467,035       $    27,853        $    63,512       $  1,431,376
                                                         =============      ============       ============      =============

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - NET LOANS RECEIVABLE

Net loans receivable consisted of the following:

                                                              MARCH 31,         DECEMBER 31,
                                                                2000               1999
                                                                ----               ----
                                                                   (DOLLARS IN THOUSANDS)
Real Estate:
   Mortgage                                                  $   564,118        $   589,072
   Construction                                                   20,532             23,190
                                                             -----------        -----------
                                                                 584,650            612,262
Less:  undisbursed loan proceeds                                   9,511             14,174
                                                             -----------        -----------
                                                                 575,139            598,088
Consumer:
   Automobile contracts                                        1,707,416          1,486,901
   Dealer participation, net of deferred contract fees            23,224             31,532
   Other                                                          18,341             52,210
   Unearned discounts                                            (57,664)           (54,248)
                                                             -----------        -----------
                                                               1,691,317          1,516,395
Commercial                                                        92,074             67,141
                                                             -----------        -----------
                                                               2,358,530          2,181,624
Allowance for credit losses                                      (69,994)           (64,217)
                                                             -----------        -----------
                                                               2,288,536          2,117,407

Less:  loans held for sale
   Mortgage                                                       26,970             37,097
   Consumer                                                    1,095,130          1,432,644
                                                             -----------        -----------
                                                               1,122,100          1,469,741
                                                             -----------        -----------
                                                             $ 1,166,436        $   647,666
                                                             ===========        ===========


Loans serviced by us for the benefit of others totaled approximately $4.0 billion at March 31, 2000 and December 31, 1999.

NOTE 5 - SECURITIZED ASSETS AND CAPITALIZED SERVICING RIGHTS

Following a transfer of financial assets, we must recognize the assets we control and the liabilities we have incurred, and derecognize assets for which control has been surrendered and liabilities that have been extinguished.

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

Prepayment and credit loss assumptions are also utilized to estimate future excess spread. We currently use a prepayment rate of 1.6% Absolute Prepayment Model ("ABS"). Credit losses are estimated using a cumulative loss rate estimated by management to reduce the likelihood of impairment to the value of the RISA. We determine the cumulative loss rate based upon our review of historical cumulative loss experience, collection and

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

repossession data, estimates of the value of the underlying collateral, economic conditions and trends, the mix of prime and non-prime contracts and other information. Cumulative net credit loss assumptions utilized during 2000 and 1999 ranged from 6% to 7%. Future earnings are discounted at a rate we believe to be representative of the market at the time of securitization. Currently, we use a discount rate of 425 basis points over the two-year Treasury rate. All assumptions used are evaluated each quarter and adjusted, if appropriate, to reflect actual performance of the contracts.

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

The following table presents the activity of the RISA:

                                               FOR THE THREE MONTHS ENDED
                                                       MARCH 31,
                                               --------------------------
                                                2000              1999
                                                ----              ----

                                               (DOLLARS IN THOUSANDS)
Beginning balance                            $ 167,277        $ 171,230
Additions                                       19,240           49,961
Amortization                                   (22,235)         (29,306)
Changes in unrealized gain or loss (1)             358           (1,956)
                                             ---------        ---------
Ending balance                               $ 164,640        $ 189,929
                                             =========        =========


(1) Change in unrealized gain or loss represents the effect that current changes in interest rates have on the valuation of the RISA. Such amount will not be realized unless the RISA is sold.

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

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the estimated future undiscounted retained interest earnings to be received from securitizations:

                                                                                      MARCH 31,           DECEMBER 31,
                                                                                        2000                  1999
                                                                                      ---------          -------------
                                                                                          (DOLLARS IN THOUSANDS)
Estimated net undiscounted earnings                                                $   402,638         $   410,066
Off balance sheet allowance for credit losses                                         (216,546)           (220,838)
Discount to present value                                                              (21,452)            (21,951)
                                                                                   -----------         -----------
Retained interest in securitized assets                                            $   164,640         $   167,277
                                                                                   ===========         ===========

Outstanding balance of automobile contracts sold through securitizations           $ 4,011,579         $ 3,890,685
Off balance sheet allowance for losses as a percent of  automobile contracts
     sold through securitizations                                                         5.40%               5.68%


We believe that the off balance sheet allowance for credit losses is currently adequate to absorb probable future losses in the sold portfolio that can be reasonably estimated.

NOTE 6 - SECURED FINANCINGS

In March 2000, we securitized $1.2 billion of automobile contracts in the asset-backed securities market. Of the $1.2 billion securitized, $540 million was treated as a secured financing for accounting purposes. The amount outstanding on the secured financing at March 31, 2000 was $540 million. The Class A-1 Notes were rated A-1+ by Standard & Poor's Rating Services ("S&P") and P-1 by Moody's Investor Service, Inc. ("Moody's"). The Class A-2, A-3 and A-4 Notes were rated AAA by S&P and Aaa by Moody's. Timely principal and interest payments on the Notes are guaranteed by an insurance policy. Interest payments on the Notes are due quarterly, in arrears, based on the respective Note's interest rate. Interest expense totaled $2.9 million for the three months ended March 31, 2000.

NOTE 7 - CONDUIT FACILITY

In September 1999, we established a $500 million conduit facility secured by automobile contracts in a private placement. The amount outstanding on the credit facility at December 31, 1999 was $461 million. The Notes were rated AAA by S&P and Aaa by Moody's. Timely principal and interest payments on the Notes were guaranteed by an insurance policy. Interest payments on the Notes were due quarterly, in arrears, calculated at a commercial paper index rate plus 30 basis points. The conduit facility was paid off on March 15, 2000.

NOTE 8 - DIVIDENDS

On December 16, 1999, we declared a cash dividend of $0.05 per share for shareholders of record as of January 14, 2000 which was paid on January 28, 2000. On February 15, 2000, we declared a cash dividend of $0.05 per share for shareholders of record as of April 27, 2000 which was paid on May 11, 2000. On May 4, 2000, we declared a cash dividend of $0.10 per share for shareholders of record as of July 3, 2000 payable July 17, 2000.

                            WESTCORP AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 - EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share is calculated by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options.

The following table sets forth the computation of basic and diluted earnings per share:

                                              FOR THE THREE MONTHS ENDED
                                                       MARCH 31,
                                              --------------------------

                                                 2000            1999
                                                 ----            ----
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BASIC
Net income                                   $    19,999       $     9,340
Average common shares outstanding             26,597,344        26,474,995
Net income per common share -- basic         $      0.75       $      0.35

DILUTED
Net income                                   $    19,999       $     9,340
Average common shares outstanding             26,597,344        26,474,995
Stock option adjustment                           18,859
Average common shares outstanding             26,616,203        26,474,995
Net income per common share -- diluted       $      0.75       $      0.35

Options to purchase 368,200 and 385,517 shares of common stock ranging from $13.25 to $18.69 and from $9.06 to $18.69 at March 31, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

NOTE 10 - RIGHTS OFFERING

We filed a registration statement with the Securities and Exchange Commission on May 5, 2000 relating to the offering of subscription rights to our shareholders. We will distribute to holders of record of our outstanding common stock, at no cost, subscription rights to purchase additional shares of common stock at a discount to the market price. Holders of our common stock will receive one basic subscription right for each share of common stock held by them as of the close of business on the record date, which is expected to be on or around May 25, 2000, or such later date on or after which the Registration Statement as to the subscription rights and the common stock to be issued upon exercise of the subscription rights becomes effective.

Holders of subscription rights will be entitled to purchase one share of our stock for each 5.0 rights which they hold. The subscription rights are transferable and are expected to trade on the New York Stock Exchange under the symbol "WES Rt" until 5:00 p.m., Eastern Daylight Time of the trading day preceding the expiration date. The expiration date is expected to be on or around June 15, 2000. Stockholders who exercise their basic subscription rights in full will also have the right to oversubscribe to purchase additional shares of our common stock at the offering price on a pro rata basis, to the extent any shares being registered for sale remain available at the expiration date.

As soon as practicable after the record date, we expect to mail to our stockholders of record a final prospectus for this rights offering accompanied by a subscription warrant and related instructions for exercising or selling their rights.

Ernest S. Rady, the Chairman of the Board of Directors of Westcorp, has informed us that he will exercise his rights and that he expects to also exercise his right to oversubscribe. Mr. Rady is the beneficial owner of approximately 66% of our common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

Our primary sources of revenue are net interest income and noninterest income. Net interest income is the difference between the income earned on interest earning assets and the interest paid on interest bearing liabilities. Noninterest income is primarily made up of revenues generated from the sale and servicing of loans. The primary components of noninterest income include gain on sale of automobile contracts and mortgage loans, retained interest income on automobile contracts sold, contractually specified servicing fees for the servicing of loans, late charges and other miscellaneous servicing fee income. Other components of noninterest income include gains and losses from the sale of investment and mortgage-backed securities, insurance income, fees related to the sales of investment products such as mutual funds and annuities, and fee income from depository accounts.

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

                                                                            -    Pay dealer participation to dealer
                                                                                 and record dealer participation as
                                                                                 part of contract receivable

                                                                            -    Establish allowance for credit
                                                                                 losses

                                                                            -    Fund purchase using line of credit
                                                                                 and operating cash flows

             Sell contract to a securitization trust                        -    Pay down borrowings with
                                                                                 securitization proceeds

                                                                            -    Remove contract receivable from
                                                                                 balance sheet

                                                                            -    Capitalize retained interest in
                                                                                 securitized asset ("RISA"), which
                                                                                 represents the present value of the
                                                                                 estimated future retained interest
                                                                                 earnings net of credit losses and
                                                                                 adjusted for prepayments

                                                                            -    Record gain on sale which is equal
                                                                                 to the RISA less dealer
                                                                                 participation, issuance costs and
                                                                                 the effect of hedging activities


                                                                            -    Reduce the allowance for credit
                                                                                 losses

             Collect payment for on balance sheet contract
               (whether or not pledged to a securitization trust)           -    Recognize net interest income

                                                                            -    Reduce line of credit

                                                                            -    Collect late charges and other fees

             Collect payment for off balance sheet contract                 -    Amortize the RISA asset (Actual cash
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

                                                                            -    Receive contractual servicing fees,
                                                                                 late charges and other fees

             Charge off on balance sheet contract                           -    Reduce the allowance for credit
                                                                                 losses

             Charge off off balance sheet contract                          -    Reduce the actual cash flows
                                                                                 recognized from securitization
                                                                                 trusts thereby increasing the
                                                                                 amortization of the RISA

NET INTEREST INCOME

Net interest income is affected by the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities (interest rate spread) and the relative amounts of our interest earning assets and interest bearing liabilities. Net interest income for the three months ended March 31, 2000 was $51.6 million compared with $27.5 million for the same period a year earlier. The increase in net interest income for the three months ended March 31, 2000 compared to 1999 was due primarily to the increase in automobile contracts held on balance sheet.

Interest rates for interest earning assets and interest bearing liabilities for the three months ended March 31, 2000 and 1999 are summarized as follows:


                                                           FOR THE THREE MONTHS
                                                              ENDED MARCH 31,
                                                           ---------------------
                                                           2000            1999
                                                           ----            ----
                                                           YIELD/          YIELD/
                                                           RATE            RATE
                                                           ----            ----
Interest earning assets:
    Total investments:
       Mortgage-backed securities                           6.59%        6.06%
       Other investments                                    5.06         5.05
                                                        --------        -----
          Total investments                                 5.06         5.13
    Total loans:
       Consumer loans                                      14.69        16.12
       Mortgage loans (1)                                   7.59         7.35
       Commercial loans                                     9.13         7.94
                                                        --------        -----
          Total loans                                      12.68        10.86
                                                        --------        -----
          Total interest earning assets                    10.03         8.31
Interest bearing liabilities:
   Deposits                                                 5.18         4.92
   Securities sold under agreements to repurchase           5.42         5.02
   FHLB advances and other borrowings                       5.44         5.79
   Subordinated debentures                                  8.99         8.90
                                                        --------        -----
          Total interest bearing liabilities                5.65         5.31
                                                        --------        -----
Interest rate spread                                        4.38%        3.00%
                                                        ========        =====
Net yield on average interest earning assets                5.11%        3.70%
                                                        ========        =====


---------------
(1) For the purposes of these computations, non-accruing loans are included in the average loan amounts outstanding.

PROVISION FOR LOAN LOSSES

We maintain an allowance for credit losses on the loans held on the balance sheet to cover probable losses which can be reasonably estimated. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on the loans held on balance sheet or as a result of the reduction of loans held on the balance sheet through loan sales. The level of allowance is based principally on the outstanding balance of loans held on balance sheet and historical loss trends. When we sell automobile loans in a securitization transaction which is accounted for as a sale, we reduce the allowance for credit losses held on the balance sheet and factor estimated future losses into our gain on sale calculation. We believe that the allowance for credit losses is currently adequate to absorb probable losses in our owned loan portfolio which we can reasonably estimate. For the three months ended March 31, 2000, the provision for credit losses totaled $11.9 million compared with $12.2 million for the same period a year earlier.

NONINTEREST INCOME

Automobile Lending

On a regular basis, we securitize automobile contracts and retain the servicing rights. Such transactions are either treated as sales or financings for accounting purposes. For transactions treated as sales, we record a gain equal to the present value of the estimated future earnings from the portfolio of contracts sold. Net interest earned on such contracts and fees earned for servicing the contract portfolios are recognized over the life of the securitization transactions as contractual servicing income, retained interest income and other fee income.

For the three months ended March 31, 2000, we securitized $1.2 billion of automobile receivables. Of the total $1.2 billion securitized, $660 million was treated as a sale and $540 million was treated as a secured financing. For the three months ended March 31, 1999, we securitized $1.0 billion, of which the entire amount was treated as a sale. We recorded a gain on sale of contracts of $7.7 million for the three months ended March 31, 2000 compared with $24.6 million for the three months ended March 31, 1999.

The components of automobile lending income were as follows:

                                              FOR THE THREE MONTHS
                                                ENDED MARCH 31,
                                              --------------------
                                               2000        1999
                                              -------     -------
                                             (DOLLARS IN THOUSANDS)
Gain on sale of automobile contracts          $ 7,719     $24,623
Retained interest income                       13,316       7,496
Contractual servicing income                   11,682      11,226
Other fee income                               13,763       9,245
                                              -------     -------
          Total automobile lending income     $46,480     $52,590
                                              =======     =======

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

Retained interest income was $13.3 million for the three months ended March 31, 2000 compared with $7.5 for the three months ended March 31, 1999. The increase is primarily the result of lower amortization of the RISA due to lower credit losses. Retained interest income is dependent upon the average excess spread on the contracts sold, credit losses and the size of the sold portfolio.

According to the terms of each securitization transaction, contractual servicing income is earned at rates ranging from 1.0% to 1.25% per annum on the outstanding balance of contracts securitized. Other fee income consists primarily of documentation fees, late charges and deferment fees and has increased as a direct result of the increase in the number of contracts originated and outstanding. Our average serviced portfolio increased to $5.5 billion for the three months ended March 31, 2000 compared to $4.4 billion for the three months ended March 31, 1999.

Pro-Forma Statements of Income

The following pro-forma statements of income present our results under the assumption that all our securitization transactions are treated as financings and none are treated as sales. We believe that such a presentation is an important performance measure of our operations. If treated as financings, no gain on sale or subsequent contractual servicing and retained interest income is recognized. Instead, the earnings of the contracts in the trusts and the related financing costs are reflected over the life of the underlying pool of loans. We refer to these pro-forma results as "portfolio basis" statements of income since the contracts would have remained in our on balance sheet contract portfolio if we accounted for the transactions as financings. We monitor the periodic portfolio basis earnings of our serviced contract portfolio and believe these portfolio basis statements assist in better understanding our business.

The following tables presents the portfolio basis statements of income and a reconciliation to net income as reflected in our consolidated statements of income:

                            WESTCORP AND SUBSIDIARIES
                      PORTFOLIO BASED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                 FOR THE THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                 --------------------------
                                                                    2000            1999
                                                                  --------        --------
                                                                (DOLLARS IN THOUSANDS, EXCEPT
                                                                       PER SHARE AMOUNTS)
Interest income                                                   $220,334        $183,401
Interest expense                                                   113,063          95,812
                                                                  --------        --------
     Net interest income                                           107,271          87,589
Net chargeoffs (1)                                                  28,088          30,875
Provision for growth (2)                                             4,811           1,728
                                                                  --------        --------
     Provision for credit losses                                    32,899          32,603
     Net interest income after provision for credit losses          74,372          54,986
Noninterest income                                                  23,064          15,859
Noninterest expense                                                 58,626          59,117
                                                                  --------        --------
     Income before income tax                                       38,810          11,728
Income tax (3)                                                      16,229           4,961
                                                                  --------        --------
     Income before minority interest                                22,581           6,767
Minority interest in earnings                                        2,647             828
                                                                  --------        --------
     Income before extraordinary item                               19,934           5,939
Extraordinary gain from early extinguishment of debt                   158             980
                                                                  --------        --------
Portfolio basis net income                                        $ 20,092        $  6,919
                                                                  ========        ========
Portfolio basis net income per common share - diluted             $   0.75        $   0.26
                                                                  ========        ========

----------------
(1) Represents actual chargeoffs incurred during the period, net of recoveries.

(2) Represents additional allowance for credit losses we would set aside due to an increase in the serviced contract portfolio.

(3) Such tax effect is based upon our tax rate for the respective period.

                           WESTCORP AND SUBSIDIARIES
     RECONCILIATION OF GAAP BASIS NET INCOME TO "PORTFOLIO BASIS" NET INCOME
                                   (UNAUDITED)

                                               FOR THE THREE MONTHS ENDED
                                                       MARCH 31,
                                               --------------------------
                                                   2000          1999
                                                 --------      --------
                                                 (DOLLARS IN THOUSANDS)
GAAP net income                                  $ 19,999      $  9,340

Portfolio based adjustments:
   Gain on sales of contracts                      (7,719)      (24,623)
   Retained interest income                       (13,316)       (7,496)
   Contractual servicing income                   (11,682)      (11,226)
   Net interest income                             55,635        60,133
   Provision for credit losses                        966         5,786
   Net chargeoffs                                 (21,920)      (26,234)
   Operating expenses                              (1,771)       (1,714)
   Minority interest                                  (19)          679
                                                 --------      --------
           Total portfolio basis adjustments          174        (4,695)
Net tax effect (1)                                     81        (2,274)
                                                 --------      --------
Portfolio basis net income                       $ 20,092      $  6,919
                                                 ========      ========

--------
(1) Such tax effect is based upon our tax rate for the respective period.



Mortgage Banking

Mortgage banking operations include gains and losses on the sale of loans and servicing rights, loan servicing income net of amortization of capitalized servicing rights and other income (primarily late charges). During the three months ended March 31, 2000, mortgage banking income totaled $5.9 million compared with $3.7 million for the same period in 1999. The increase in mortgage banking income for the three months ended March 31, 2000 related to the sale of mortgage loan servicing rights for our owned portfolio. Mortgage banking income is not expected to be a material source of income in future periods.

The components of mortgage banking income were as follows:

                                                              FOR THE THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 2000            1999
                                                                ------          ------
                                                                (DOLLARS IN THOUSANDS)
Net gain on sale of mortgage loans and mortgage rights          $5,890          $1,692
Loan servicing income                                                            1,714
Other fee income                                                    53             298
                                                                ------          ------
                                                                $5,943          $3,704
                                                                ======          ======

NONINTEREST EXPENSE

For the three months ended March 31, 2000, total noninterest expense was $56.9 million compared with $57.4 million for the same period a year earlier. The decrease is primarily the result of improvements in operating efficiencies and in the quality of the loan portfolio.

INCOME TAXES

We file federal and certain state tax returns on a consolidated basis. Other state tax returns are filed for each subsidiary separately. Our effective tax rate was 41.8% for the three months ended March 31, 2000 compared with an effective tax rate of 42.3% for the three months ended March 31, 1999.

FINANCIAL CONDITION

OVERVIEW

Total assets increased $0.6 million or 14.4% to $5.1 billion at March 31, 2000 from $4.5 billion at December 31, 1999. This increase is the result of an increase in mortgage-backed securities available for sale and in automobile contracts held on the balance sheet.

LOAN PORTFOLIO

Consumer Loan Portfolio

Our consumer loan portfolio (including those held for sale) consisted of the following:

                                    MARCH 31, 2000                    DECEMBER 31, 1999
                              -------------------------      --------------------------
                                AMOUNT           %             AMOUNT            %
                              ----------     ----------      ----------      ----------
                                               (DOLLARS IN THOUSANDS)
Automobile contracts          $1,673,128           98.9%     $1,518,433            96.7%
Other                             18,189            1.1          52,210             3.3
                              ----------     ----------      ----------      ----------
                              $1,691,317          100.0%     $1,570,643           100.0%
                              ==========     ==========      ==========      ==========

Commercial Loan Portfolio

We had outstanding commercial loan commitments of $246 million at March 31, 2000 compared with $215 million at December 31, 1999. For the three months ended March 31, 2000, we originated $56.8 million of commercial loans compared with $48.6 million for the three months ended March 31, 1999. Though we continue to focus on expanding our commercial banking operation, it has not been a significant source of revenue.

Mortgage Loan Portfolio

In the past, we originated mortgage products that we have held on our balance sheet rather than selling such products into the secondary markets. Other than mortgage loans originated through the commercial banking division on a limited basis, we are not adding newly originated mortgage loans to our balance sheet.

Our total mortgage loan portfolio (including those held for sale) consisted of the following:

                                          --------------------------        --------------------------
                                                MARCH 31, 2000                  DECEMBER 31, 1999
                                          --------------------------        --------------------------
                                           AMOUNT              %             AMOUNT              %
                                          --------          --------        --------          --------
                                                             (DOLLARS IN THOUSANDS)
Single family residential loans:
   First trust deeds                      $268,027              46.6%       $281,419              47.1%
   Second trust deeds                        6,470               1.1           6,885               1.1
                                          --------          --------        --------          --------
                                           274,497              47.7         288,304              48.2

Multifamily residential loans              259,415              45.1         272,132              45.5
Construction loans                          20,532               3.6          23,190               3.9
Other                                       30,206               5.3          28,636               4.8
                                          --------          --------        --------          --------
                                           584,650             101.7         612,262             102.4
Less: undisbursed loan proceeds              9,511               1.7          14,174               2.4
                                          --------          --------        --------          --------
          Total mortgage loans            $575,139             100.0%       $598,088             100.0%
                                          ========          ========        ========          ========

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

Automobile Loan Quality

We provide financing in a market where there is a risk of default by borrowers. Chargeoffs directly impact our earnings and cash flows. To minimize the amount of losses we incur, we monitor delinquent accounts, promptly repossess and remarket vehicles and seek to collect on deficiency balances.

At March 31, 2000, the percentage of accounts delinquent 30 days or greater was 1.79% compared with 2.84% at December 31, 1999. Delinquency is calculated by us based on the contractual due date. Net chargeoffs on average contracts outstanding for the three months ended March 31, 2000 was 2.01% compared with 2.70% for the three months ended March 31, 1999. Stricter underwriting guidelines, the successful implementation of our multiple credit scoring models, and a greater concentration of prime automobile contracts in our portfolio have all contributed to better asset quality.

The following table sets forth information with respect to the delinquency of our portfolio of automobile contracts serviced which includes delinquency information relating to contracts which are owned by us and contracts which have been sold and securitized but are serviced by us:

                                                MARCH 31, 2000                  DECEMBER 31, 1999
                                          ---------------------------      ---------------------------
                                           AMOUNT          PERCENTAGE       AMOUNT          PERCENTAGE
                                          --------         ----------      --------         ----------
                                                            (DOLLARS IN THOUSANDS)
   Period of delinquency (1)
   31-59 days                             $ 70,562              1.25%      $107,416              2.01%
   60 days or more                          30,549              0.54         44,610              0.83
                                          --------          --------       --------          --------
Total contracts delinquent and
   delinquencies as a percentage
   of contracts serviced                  $101,111              1.79%      $152,026              2.84%
                                          ========          ========       ========          ========

(1) The period of delinquency is based on the number of days payments are contractually past due.

The following table sets forth information with respect to repossessions in our portfolio of serviced contracts:

                                                                       MARCH 31, 2000                   DECEMBER 31, 1999
                                                                  ------------------------          ------------------------
                                                                  NUMBER OF                         NUMBER OF
                                                                  CONTRACTS       AMOUNT            CONTRACTS       AMOUNT
                                                                  ---------     ----------          ---------     ----------
                                                                                (DOLLARS IN THOUSANDS)
Automobile contracts serviced (1)                                  543,660      $5,664,144           524,709      $5,354,385
                                                                   =======      ==========           =======      ==========

Repossessed vehicles                                                   350      $    2,205               559      $    3,374
                                                                   =======      ==========           =======      ==========
Repossessed vehicles as a percentage of number and amount
   of contracts outstanding                                           0.06%           0.04%             0.11%           0.06%

(1) Includes automobile contracts which are have been sold and securitized but are serviced by us.

The following table sets forth information with respect to actual credit loss experience on our portfolio of contracts serviced:

                                                                                             FOR THE THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                           -------------------------------
                                                                                              2000                 1999
                                                                                           ----------           ----------
                                                                                                (DOLLARS IN THOUSANDS)
Automobile contracts serviced at end of period (1)                                         $5,664,144           $4,552,009
                                                                                           ==========           ==========

Average automobile contracts serviced during period (1)                                    $5,476,007            4,447,784
                                                                                           ==========           ==========

Gross chargeoffs of automobile contracts serviced during period                            $   40,952           $   42,489
Less: recoveries of automobile contracts charged off in current and prior periods              13,484               12,506
                                                                                           ----------           ----------
Net chargeoffs                                                                             $   27,468           $   29,983
                                                                                           ==========           ==========
Net chargeoffs as a percentage of average automobile contracts outstanding during
    period                                                                                       2.01%                2.70%
                                                                                           ==========           ==========

----------------
(1) Includes contracts which are owned by us and contracts which have been sold and securitized but are serviced by us.

The following table sets forth the cumulative static pool losses by month for all outstanding securitized pools:

                         WFS FINANCIAL AND SUBSIDIARIES
               CUMULATIVE STATIC POOL LOSS CURVES (1) (UNAUDITED)
                                AT MARCH 31, 2000

   MONTH (2)       1995-4       1995-5      1996-A       1996-B     1996-C      1996-D      1997-A     1997-B    1997-C     1997-D
----------------------------------------------------------------------------------------------------------------------------------
     1              0.00%        0.01%       0.00%        0.01%      0.00%       0.02%       0.00%     0.00%     0.00%      0.00%
     2              0.06%        0.09%       0.06%        0.09%      0.09%       0.10%       0.08%     0.06%     0.05%      0.05%
     3              0.16%        0.16%       0.17%        0.20%      0.22%       0.24%       0.20%     0.15%     0.12%      0.14%
     4              0.31%        0.32%       0.29%        0.35%      0.52%       0.44%       0.36%     0.33%     0.29%      0.31%
     5              0.52%        0.48%       0.48%        0.61%      0.74%       0.71%       0.62%     0.56%     0.46%      0.56%
     6              0.70%        0.62%       0.63%        0.88%      0.98%       0.93%       0.85%     0.77%     0.67%      0.75%
     7              0.86%        0.78%       0.81%        1.14%      1.27%       1.16%       1.12%     1.10%     0.93%      0.99%
     8              1.02%        0.98%       1.08%        1.42%      1.52%       1.43%       1.45%     1.40%     1.16%      1.24%
     9              1.13%        1.16%       1.35%        1.67%      1.77%       1.72%       1.70%     1.70%     1.37%      1.47%
     10             1.26%        1.32%       1.63%        1.91%      1.98%       2.03%       2.02%     2.00%     1.66%      1.75%
     11             1.41%        1.54%       1.87%        2.18%      2.21%       2.34%       2.32%     2.22%     1.94%      2.06%
     12             1.52%        2.01%       2.06%        2.38%      2.49%       2.62%       2.61%     2.43%     2.16%      2.35%
     13             1.66%        2.03%       2.28%        2.58%      2.73%       2.97%       2.92%     2.66%     2.40%      2.63%
     14             1.86%        2.25%       2.47%        2.79%      2.99%       3.27%       3.14%     2.91%     2.65%      2.86%
     15             2.07%        2.41%       2.63%        2.95%      3.21%       3.53%       3.30%     3.15%     2.90%      3.05%
     16             2.26%        2.59%       2.79%        3.14%      3.47%       3.79%       3.55%     3.47%     3.15%      3.19%
     17             2.47%        2.77%       2.97%        3.38%      3.70%       4.02%       3.77%     3.77%     3.36%      3.32%
     18             2.59%        2.88%       3.12%        3.55%      3.94%       4.19%       3.94%     3.97%     3.55%      3.42%
     19             2.72%        3.00%       3.31%        3.80%      4.18%       4.43%       4.21%     4.20%     3.70%      3.50%
     20             2.88%        3.12%       3.49%        3.98%      4.36%       4.65%       4.40%     4.39%     3.81%      3.60%
     21             2.95%        3.24%       3.63%        4.14%      4.53%       4.80%       4.59%     4.53%     3.91%      3.69%
     22             3.04%        3.39%       3.80%        4.31%      4.67%       5.07%       4.81%     4.67%     4.00%      3.81%
     23             3.13%        3.53%       3.95%        4.46%      4.84%       5.27%       5.00%     4.75%     4.11%      3.96%
     24             3.22%        3.64%       4.10%        4.58%      5.01%       5.47%       5.14%     4.81%     4.21%      4.10%
     25             3.30%        3.72%       4.22%        4.74%      5.17%       5.65%       5.24%     4.88%     4.30%      4.23%
     26             3.37%        3.83%       4.33%        4.87%      5.34%       5.80%       5.33%     4.94%     4.44%      4.34%
     27             3.47%        3.95%       4.41%        4.98%      5.50%       5.91%       5.39%     5.04%     4.56%      4.44%
     28             3.50%        4.08%       4.51%        5.11%      5.67%       5.98%       5.44%     5.11%     4.66%      4.51%
     29             3.58%        4.16%       4.60%        5.21%      5.78%       6.06%       5.50%     5.21%     4.77%
     30             3.65%        4.25%       4.70%        5.31%      5.89%       6.12%       5.56%     5.31%     4.79%
     31             3.75%        4.31%       4.79%        5.42%      5.98%       6.17%       5.65%     5.40%     4.83%
     32             3.80%        4.35%       4.85%        5.50%      6.02%       6.24%       5.71%     5.48%
     33             3.83%        4.40%       4.91%        5.55%      6.06%       6.29%       5.79%     5.52%
     34             3.87%        4.46%       4.99%        5.58%      6.11%       6.34%       5.85%     5.54%
     35             3.91%        4.54%       5.03%        5.60%      6.14%       6.39%       5.89%
     36             3.94%        4.58%       5.07%        5.62%      6.16%       6.44%       5.93%
     37             3.96%        4.61%       5.11%        5.65%      6.17%       6.47%       5.96%
     38             3.99%        4.64%       5.11%        5.68%      6.22%       6.53%
     39             4.01%        4.66%       5.12%        5.70%      6.27%       6.56%
     40             4.04%        4.69%       5.12%        5.71%      6.30%       6.58%
     41             4.06%        4.69%       5.13%        5.74%      6.34%
     42             4.07%        4.69%       5.13%        5.76%      6.35%
     43             4.07%        4.68%       5.13%        5.77%      6.37%
     44             4.07%        4.68%       5.13%        5.79%
     45             4.06%        4.68%       5.14%        5.79%
     46             4.05%        4.68%       5.14%        5.79%
     47             4.05%        4.66%       5.15%
     48             4.05%        4.68%       5.15%
     49             4.03%        4.67%
     50             4.03%        4.68%
     51             4.03%        4.68%
     52             4.04%        4.67%
PRIME MIX (3)         65%          64%         59%          58%        55%         51%         54%       55%       53%        49%

                       WFS AND FINANCIAL AND SUBSIDIARIES
                     CUMULATIVE STATIC POOL LOSS CURVES (1)
                                AT MARCH 31, 2000

     MONTH (2)              1998-A      1998-B       1998-C      1999-A     1999-B     1999-C     2000-A
--------------------------------------------------------------------------------------------------------
         1                  0.00%       0.00%        0.00%       0.00%      0.00%      0.00%      0.00%
         2                  0.04%       0.02%        0.04%       0.04%      0.04%      0.02%
         3                  0.11%       0.08%        0.11%       0.11%      0.11%      0.10%
         4                  0.25%       0.18%        0.23%       0.20%      0.26%      0.25%
         5                  0.44%       0.38%        0.39%       0.33%      0.47%      0.40%
         6                  0.66%       0.59%        0.50%       0.46%      0.66%      0.56%
         7                  0.95%       0.83%        0.61%       0.62%      0.87%
         8                  1.23%       1.03%        0.75%       0.76%      1.00%
         9                  1.50%       1.21%        0.86%       0.92%      1.13%
        10                  1.79%       1.40%        1.00%       1.11%
        11                  2.03%       1.53%        1.17%       1.30%
        12                  2.21%       1.62%        1.32%       1.47%
        13                  2.39%       1.74%        1.48%       1.61%
        14                  2.49%       1.84%        1.66%       1.73%
        15                  2.60%       1.96%        1.79%
        16                  2.72%       2.10%        1.91%
        17                  2.85%       2.22%        2.01%
        18                  2.98%       2.40%
        19                  3.11%       2.55%
        20                  3.25%       2.69%
        21                  3.35%       2.79%
        22                  3.48%       2.85%
        23                  3.62%       2.85%
        24                  3.70%       2.85%
        25                  3.75%       2.85%


     PRIME MIX                57%         67%          70%         70%        70%        67%        69%

(1) Cumulative static pool losses are equal to the cumulative amount of losses actually recognized up to and including a given month divided by the original principal balance of the securitization transaction.

(2) Represents the number of months since the inception of the securitization transaction.

(3) Represents the original percentage of prime contacts sold within each pool.

Real Estate Loan Quality

The following table summarizes mortgage delinquencies over 60 days by loan type:

                               MARCH 31,                      DECEMBER 31,
                                 2000                            1999
                      ---------------------------     ---------------------------
                                        (DOLLAR IN THOUSANDS)
                       AMOUNT                          AMOUNT
                      PAST DUE                        PAST DUE
                      OVER 60             % OF        OVER 60             % OF
                        DAYS            CATEGORY        DAYS            CATEGORY
                      --------          --------      --------          ---------
Single family          $7,185              2.32%       $8,508              2.64%
Multifamily             1,101              0.42%        1,005              0.54%
                       ------           -------        ------           -------
                       $8,286              1.42%       $9,513              1.58%
                       ======           =======        ======           =======

Nonperforming Assets

Total nonperforming assets ("NPAs") decreased $0.9 million to $12.6 at March 31, 2000 compared with $13.5 million at December 31, 1999. At March 31, 2000, NPAs represented 0.2% of total assets compared with 0.3% at December 31, 1999.

NPAs consist of nonperforming loans ("NPLs") and real estate owned ("REO"). REO is carried at lower of cost or fair value less estimated disposition costs. NPLs are defined as all nonaccrual loans, which include mortgage loans 90 days or more past due and impaired loans where full collection of principal and interest is not reasonably assured. When a loan is designated as nonaccrual, all previously accrued but unpaid interest is reversed. Interest on nonperforming loans excluded from interest income was $0.6 million at March 31, 2000 and December 31, 1999.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We measure impairment based on, among other factors, the fair value of the loan's collateral. Changes in the fair value of loans are recorded through the allowance for credit losses. At March 31, 2000 impaired loans totaled $1.5 million compared to $3.9 million at December 31, 1999.

The following table classifies NPLs into significant categories:

                                   MARCH 31,       DECEMBER 31,
                                     2000             1999
                                   ---------       ------------
                                      (DOLLARS IN THOUSANDS)
Loans placed on nonaccrual          $ 7,764          $ 7,362
Impaired loans                        1,476            3,917
                                    -------          -------
                                    $ 9,240          $11,279
                                    =======          =======

Single family loans accounted for 81.3% of total NPAs at March 31, 2000 while multifamily loans accounted for 18.7%, although no single loan or series of such loans predominate. The decrease in total NPAs is the result of improving asset quality and stabilization of market values.

Allowance for Credit Losses

Our allowance for credit losses was $70.0 million at March 31, 2000 compared to $64.2 million at December 31, 1999. The allowance for credit losses and related provisions are determined by considering loan volumes, loan sales, prepayments, loss trends, levels of NPLs, management's analysis of market conditions, individual loan reviews, levels of assets to reserves and other relevant factors. The allowance for credit losses is reduced by net chargeoffs and increased by the provision for credit losses. For the three months ended March 31, 2000, the provision for credit losses was $11.9 million compared with $12.2 million for the three months ended March 31, 1999. Net chargeoffs for the three months ended March 31, 2000 and 1999 were $6.2 million and $4.7 million, respectively.

We believe that the allowance for credit losses is currently adequate to cover probable losses in the portfolio that can be reasonably estimated. No single loan, borrower or series of such loans comprises a significant portion of the total portfolio. The provision and allowance for credit losses are indicative of loan volumes, loss trends and management's analysis of market conditions.

The following table sets forth the activity in the allowance for credit losses:

                                                                     FOR THE THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                    ----------------------------
                                                                      2000                1999
                                                                    --------            --------
                                                                        (DOLLARS IN THOUSANDS)
Balance at beginning of period                                      $ 64,217            $ 37,660
Chargeoffs:
   Mortgage loans                                                       (631)               (973)
   Consumer loans                                                     (8,385)             (5,523)
                                                                    --------            --------
                                                                      (9,016)             (6,496)
Recoveries:
   Mortgage loans                                                          8                  23
   Consumer loans                                                      2,840               1,753
                                                                    --------            --------
                                                                       2,848               1,776
                                                                    --------            --------
Net chargeoffs                                                        (6,168)             (4,720)
Provision for credit losses                                           11,945              12,157
                                                                    --------            --------
Balance at end of period                                            $ 69,994            $ 45,097
                                                                    ========            ========

Ratio of net chargeoffs during the period (annualized) to
   average loans outstanding during the period                          1.07%               1.31%

The following table presents summarized data relative to the allowance for loan and real estate losses at the dates indicated:

                                                                     MARCH 31,       DECEMBER 31,
                                                                       2000              1999
                                                                   ------------      ------------
                                                                       (DOLLARS IN THOUSANDS)
Total loans (1)                                                    $  2,358,530      $  2,181,624
Allowance for loan losses                                                69,994            64,217
Allowance for real estate owned losses                                      784               784
Loans past due 60 days or more                                           16,575            17,514
Nonperforming loans                                                       9,240            11,279
Nonperforming assets (2)                                                 12,623            13,535
Allowance for credit losses as a percent of:
 Total loans (1)                                                            3.0%              2.9%
 Loans past due 60 days or more                                           422.3%            366.7%
 Nonperforming loans                                                      757.5%            569.4%
 Total allowance for credit losses and REO losses as a percent
 of nonperforming assets                                                  560.7%            480.2%
Nonperforming loans as a percent of total loans                             0.4%              0.5%
Nonperforming assets as a percent of total assets                           0.2%              0.3%

--------------
(1) Loans net of unearned interest and undisbursed loan proceeds.
(2) Nonperforming loans and real estate owned.

CAPITAL RESOURCES AND LIQUIDITY

Overview

We require substantial capital resources and cash to support our business. In addition, as a member of the FHLB, the Bank is required to maintain a specified ratio of cash, short-term United States government and other qualifying securities to net withdrawable accounts and borrowings payable in a year or less. The required liquidity ratio is currently 4%. The Bank has maintained liquidity in excess of the required amount during 2000. Our ability to maintain positive cash flows from automobile operations is the result of consistent managed growth, favorable loss experience and efficient operations.

In addition to our indirect statement of cash flows as presented under generally accepted accounting principles, we also analyze the key cash flows from our automobile lending operations on a direct basis excluding certain items such as the purchase or sale of contracts. The following table shows operating cash flows for our automobile lending operations:

                                     FOR THE THREE MONTHS ENDED
                                              MARCH 31,
                                     --------------------------
                                        2000             1999
                                      -------          -------
                                       (DOLLARS IN THOUSANDS)
Cash flows from trusts                $35,550          $36,800
Contractual servicing income           11,682           11,226
Cash flows from owned loans            38,970           18,409
Other fee income                       14,692           10,019
Less:
Dealer participation                   22,878           20,139
Operating costs                        48,341           43,454
                                      -------          -------
Operating cash flows                  $29,675          $12,861
                                      =======          =======

Operating cash flows from automobile lending operations have improved for the three months ended March 31, 2000 compared with the three months ended March 31, 1999 as a result of the improving credit quality of our portfolio as well as improved operating efficiency and declining dealer participation rates on automobile contracts.

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

Collections of Principal and Interest from Loans

Our primary source of funds is the collection of principal and interest from loans originated. For automobile contracts, these monies are deposited into collection accounts established in connection with each securitization transaction or into our accounts for contracts not in a securitization. Pursuant to reinvestment contracts entered into in connection with each securitization transaction, the Bank or WFS Financial Auto Loans 2, Inc. ("WFAL2") receive access to the amounts deposited into each collection account and the amounts held in the spread accounts for each securitization transaction. The Bank and WFAL2 then make those funds available to WFS, in the case of the Bank pursuant to a reinvestment contract with the Bank and in the case of WFAL2 through its purchase of contracts from WFS. WFS is then permitted to use those amounts so received in its daily operations to fund the purchase of automobile contracts or to cover the day to day costs of its operations. For real estate loans and mortgage-backed securities ("MBS"), principal and interest are deposited into our own accounts and such amounts are also used in our daily operations. Total loan and MBS principal and interest collections totaled $0.8 billion for the three months ended March 31, 2000 compared with $0.5 billion for the three months ended March 31, 1999.

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

Contract Securitizations and Loan Sales

Since 1985, we have securitized $15.6 billion of automobile receivables in 47 public offerings making us the fourth largest issuer of such securities in the nation. For the three months ended March 31, 2000, we securitized $1.2 billion, as compared to $1.0 billion securitized for the three months March ended 31, 1999. We expect to continue to use securitization transactions as part of our liquidity strategy when appropriate market conditions exist.

The primary source of funds used for real estate loans was the sale of such products. Historically, we have been active in the secondary market. We have sold FHA and VA loans, as well as other conforming and non- conforming loans to FNMA, FHLMC, and other established conduits. However, during 1999, we completed the sale of our sub-prime mortgage division and the sale of $1.0 billion in mortgage servicing rights as part of our strategy to exit the mortgage banking business.

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

Savings associations such as the Bank also have authority to borrow from the Federal Reserve System ("FRS") "discount window". FRS regulations require these institutions to exhaust all reasonable alternative sources of funds, including FHLB sources, before borrowing from the FRS. Federal regulations have been promulgated which connect Community Reinvestment Act ("CRA") performance with access to long-term advances from the FHLB to member institutions. The Bank received a "satisfactory" rating in its most recent CRA evaluation.

Subordinated Capital Debentures

In 1993 and 1998, we, through the Bank, issued $125 million of 8.5% and $150 million of 8.875% Subordinated Capital Debentures due 2003 and 2007, respectively, of which $193 million was outstanding at March 31, 2000. In addition to providing additional liquidity, the Bank is permitted to include these Debentures in supplementary capital for purposes of determining compliance with risk-based capital requirements.

Conduit Financing

In September 1999, we established a $500 million conduit facility secured by automobile contracts in a private placement. The amount outstanding on the credit facility at December 31, 1999 was $461 million. The Notes were rated AAA by S&P and Aaa by Moody's. Timely principal and interest payments on the Notes were guaranteed by an insurance policy. Interest payments on the Notes were due quarterly, in arrears, calculated at a commercial paper index rate plus 30 basis points. The conduit facility was paid off on March 15, 2000.

PRINCIPAL USES OF CASH

Acquisition of Loans or Investment Securities

Our most significant use of cash is for the acquisition of loans, MBS or other investment securities. For the three months ended March 31, 2000, total loan originations were $1.0 billion compared with $0.9 billion for the three months ended March 31, 1999. We purchased $554 million of MBS and other investment securities during the three months ended March 31, 2000 compared with $641 million during the three months ended March 31, 1999.

Payments of Principal and Interest on Securitization Transactions

Under the terms of our reinvestment contract and the conduit financing transactions, we are required to make quarterly payments of interest and principal to noteholders and certificateholders. Payment of principal and interest to noteholders and certificateholders was $1.1 billion for the three months ended March 31, 2000 compared with $0.5 billion for the same period a year earlier. The increase was primarily the result of the retirement of our conduit facility.

Amounts Paid to Dealers

Consistent with industry practice, we generally pay an up-front dealer participation to the original dealer for each automobile contract purchased. Participation paid to dealers for the three months ended March 31, 2000 totaled $22.9 million compared with $20.1 million for the same period a year earlier.

Advances to Spread Accounts

At the time a securitization transaction closes, we are required to advance monies to initially fund the spread account. Additionally, these spread accounts are required to increase beyond the initial spread account funding to predetermined levels. These spread accounts increase through receipt of excess cash flow until these predetermined levels are met. The amounts due from trust represent funds due to us that have not yet been disbursed from the spread account. The amounts due from trusts at March 31, 2000, including initial advances not yet returned, was $475 million compared with $439 million at December 31, 1999.

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

The following table summarizes our actual capital and required capital as of March 31, 2000 and December 31, 1999:

                                                                                         TIER 1
                                                   TANGIBLE            CORE             RISK-BASED         RISK-BASED
                                                   CAPITAL            CAPITAL            CAPITAL            CAPITAL
                                                   --------           --------          ----------         ----------
                                                                            (DOLLARS IN THOUSANDS)
MARCH 31, 2000
Actual Capital:
  Amount                                           $466,627           $466,627           $417,245           $659,891
  Capital ratio                                        9.03%              9.03%              7.18%             11.35%
FIRREA minimum required capital:
  Amount                                           $ 77,477           $154,954                N/A           $465,167
  Capital ratio                                        1.50%              3.00%               N/A               8.00%
  Excess                                           $389,150           $311,673                N/A           $194,724
FDICIA well capitalized required capital:
  Amount                                                N/A           $258,257           $348,875           $581,459
  Capital ratio                                         N/A               5.00%              6.00%             10.00%
  Excess                                                N/A           $208,370           $ 68,370           $ 78,433

DECEMBER 31, 1999
Actual Capital:
  Amount                                           $400,438           $400,438           $400,438           $641,163
  Capital ratio                                        8.85%              8.85%              6.49%             10.39%
FIRREA minimum required capital:
  Amount                                           $ 67,836           $135,672                N/A           $493,442
  Capital ratio                                        1.50%              3.00%               N/A               8.00%
  Excess                                           $332,601           $264,765                N/A           $147,721
FDICIA well capitalized required capital:
  Amount                                                N/A           $226,120           $370,082           $616,803
  Capital ratio                                         N/A               5.00%              6.00%             10.00%
  Excess                                                N/A           $174,317           $ 30,355           $ 24,360

The following table reconciles the Bank's capital in accordance with GAAP to the Bank's tangible, core and risk-based capital:

                                                        MARCH 31,         DECEMBER 31,
                                                          2000               1999
                                                        ---------         ------------
                                                            (DOLLARS IN THOUSANDS)
Bank shareholder's equity -- GAAP basis                 $ 401,693           $351,200
Adjustments for tangible and core capital:
   Unrealized losses under SFAS 115                        17,782             21,481
   Non-permissible activities                                                   (273)
   Minority interest in equity of subsidiaries             47,152             28,030
                                                        ---------           --------
Total tangible and core capital                           466,627            400,438
Adjustments for risk-based capital:
   Subordinated debentures (1)                            176,942            181,019
   General loan valuation allowance (2)                    65,705             59,707
   Low-level recourse deduction                           (49,382)
                                                        ---------           --------

   Risk-based capital                                   $ 659,892           $641,164
                                                        =========           ========

----------
(1)      Excludes capitalized discounts and issue costs.
(2)      Limited to 1.25% of risk-weighted assets.

FORWARD-LOOKING STATEMENTS

Included in our Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K are several "forward-looking statements." Forward-looking statements are those which use words such as "believe", "expect", "anticipate", "intend", "plan", "may", "will", "should","estimate", "continue" or other comparable expressions. These words indicate future events and trends.

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

The following table summarizes our maturity GAP position:

                                                             INTEREST RATE SENSITIVITY ANALYSIS AT MARCH 31, 2000
                                            --------------------------------------------------------------------------------------
                                                                                           3 Years
                                              Within       3 Months        1 Year to         to            After 5
                                             3 Months      to 1 Year        3 Years        5 Years          Years          Total
                                            ----------    -----------     -----------     ----------      ----------    ----------
                                                                           (Dollars in thousands)
Interest earning assets:
   Investment securities                    $      770                                    $      485      $    1,020    $    2,275
   Other investments                            50,210    $     510                                                         50,720
   Mortgage-backed securities                  223,171      364,456        $  621,278        325,935         424,620     1,959,460
   Consumer loans (1)                          103,947      366,764           739,379        454,286          26,942     1,691,318
   Mortgage loans:
        Adjustable rate (2)                    427,979       89,013                                                        516,992
        Fixed rate (2)                           1,339        13,324           10,015          6,715          14,936        46,329
   Construction loans (2)                       11,819                                                                      11,819
   Commercial loans (2)                         76,925        10,332            1,212          1,995           1,609        92,073
                                            ----------    -----------     -----------     ----------      ----------    ----------
            Total interest earning assets      896,160        844,399       1,371,884        789,416         469,127     4,370,986
Interest bearing liabilities:
   Deposits:
        Passbook accounts (3)                    2,583          6,980           4,076                                       13,639
        Demand deposit and money
           market accounts (3)                 216,958        172,844         302,413                                      692,215
        Certificate of accounts (4)            397,301        955,581         105,713          4,046                     1,462,641
        FHLB advances (4)                      126,000                          6,500                          3,191       135,691
        Securities sold under
           agreements to repurchase (4)        798,271                                                                     798,271
        Subordinated debentures (4)                                                           45,078         147,634       192,712
        Notes payable (4)                       34,458        134,786         234,692        118,056          18,008       540,000
        Other borrowings (4)                    31,928                             43                                       31,971
                                            ----------    -----------     -----------     ----------      ----------    ----------
            Total interest bearing
               liabilities                   1,607,499      1,270,191         653,437        167,180         168,833     3,867,140
                                            ----------    -----------     -----------     ----------      ----------    ----------
Excess interest earning/bearing assets
  (liabilities)                               (711,339)      (425,792)        718,447        622,236         300,294       503,846
Effect  of hedging activities (5)            1,174,500                       (215,000)      (295,000)       (664,500)
                                            ----------    -----------     -----------     ----------      ----------    ----------
Hedged excess (deficit)                     $  463,161    $  (425,792)    $   503,447     $  327,236      $ (364,206)   $  503,846
                                            ==========    ===========     ===========     ==========      ==========    ==========


Cumulative excess                           $  463,161    $    37,369     $   540,816     $  868,052      $  885,802    $ 503,846
                                            ==========    ===========     ===========     ==========      ==========    =========

Cumulative excess as a percentage
  of total interest earning assets               10.60%          0.85%          12.37%         19.86%          20.27%        11.53%

(1) Based on contractual maturities adjusted by our historical prepayment rate.

(2) Based on interest rate repricing adjusted for projected prepayments.

(3) Based on assumptions established by the OTS.

(4) Based on contractual maturity.

(5) Assumed two-year Treasury securities forward agreements with notional amounts of $800 million will settle within three months.

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

For automobile contracts, we hedge with two-year Treasury securities forward agreements until such contracts are securitized. Generally, we enter into forward agreements in amounts that correspond to the principal amount of the automobile contracts originated. The market value of these forward agreements is designed to respond inversely to the market value changes of the underlying contracts. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the hedge transaction. We enter into these forward agreements either with highly rated counterparties, which further reduces our risk by avoiding any material concentration with a single counterparty. Credit exposure is limited to those agreements with a positive fair value and only to the extent of that fair value. We currently hedge substantially all of our automobile contracts pending securitization. We then sell or transfer such contracts to securitization trusts that in turn sell asset-backed securities to investors. By securitizing our contracts, we are able to lock in the gross interest rate spread between the yield on such contracts and the interest rate on the asset-backed securities. For transactions treated as sales, gains and losses relative to these forward agreements are deferred and recognized in full at the time of securitization as an adjustment to the gain or loss on the sale of the contracts. For transactions treated as secured financings, gains and losses relative to forward agreements are deferred until the time of securitization and then amortized as an adjustment to interest expense over the term of the notes issued.

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

PART II.  OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  We or our subsidiaries are involved as parties to certain legal proceedings incidental to our businesses. We believe that the outcome of such proceedings will not have a material effect upon our financial condition, results of operations and cash flows.

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

                                    WESTCORP
--------------------------------------------------------------------------------
                                  (Registrant)





Date:  May 15, 2000         By:/s/  JOY SCHAEFER
       -----------------       -------------------------------------------------
                               Joy Schaefer
                               President and Chief Operating Officer

Date:  May 15, 2000         By:/s/  LEE A. WHATCOTT
       -----------------       -------------------------------------------------
                               Lee A. Whatcott
                               Executive Vice President (Principal Financial and
                               Accounting Officer) and Chief Financial Officer

                                  EXHIBIT INDEX


               EXHIBIT

               Exhibit 27    Financial Data Schedule