Form 10-Q
period 2000-06-30
WESTCORP /CA/
filed 2000-08-14
CIK 813461

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                    23 PASTEUR, IRVINE, CALIFORNIA 92618-3816
                    ----------------------------------------------
                    (Address of principal executive offices)

                                 (949) 727-1002
                    ----------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ----   ----

As of July 31, 2000, the registrant had 31,921,013 outstanding shares of common stock, $1.00 par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 37.

                            WESTCORP AND SUBSIDIARIES

                                    FORM 10-Q

                                  JUNE 30, 2000

                                TABLE OF CONTENTS
                                 --------------


                                                                                                        Page No.
                                                                                                        --------
PART I.           FINANCIAL INFORMATION

   Item 1.        Financial Statements

                  Consolidated Statements of Financial Condition at
                  June 30, 2000 and December 31, 1999                                                       3

                  Consolidated Statements of Income for the
                  Three and Six Months Ended June 30, 2000 and 1999                                         4

                  Consolidated Statements of Changes in Shareholders' Equity for
                  the Periods Ended June 30, 2000 and December 31, 1999                                     5

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 2000 and 1999                                                   6

                  Notes to Consolidated Financial Statements                                                7

   Item 2.        Management's Discussion and Analysis of Financial                                        13
                  Condition and Results of Operations

   Item 3.        Quantitative and Qualitative Disclosure about Market Risk                                33

PART II.          OTHER INFORMATION

   Item 1.        Legal Proceedings                                                                        36

   Item 2.        Changes in Securities                                                                    36

   Item 3.        Defaults Upon Senior Securities                                                          36

   Item 4.        Submission of Matters to a Vote of Security Holders                                      36

   Item 5.        Other Information                                                                        36

   Item 6.        Exhibits and Reports on Form 8-K                                                         36

SIGNATURES                                                                                                 37

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                            WESTCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                                                                 JUNE 30,           DECEMBER 31,
                                                                                                   2000                 1999
                                                                                     -----------------------  ---------------------
                                                                                     (Dollars in thousands, except share amounts)
ASSETS
Cash                                                                                           $    9,733           $   33,645
Interest bearing deposits with other financial institutions                                        13,220                  720
Other short-term investments                                                                                           137,000
                                                                                     -----------------------  ---------------------
  Cash and due from banks                                                                          22,953              171,365
Investment securities available for sale                                                            2,805                2,245
Mortgage-backed securities available for sale                                                   1,922,206            1,431,376
Loans held for sale                                                                             1,138,390            1,469,741
Loans receivable                                                                                2,150,009              711,883
Allowance for credit losses                                                                       (78,880)             (64,217)
                                                                                     -----------------------  ---------------------
  Loans receivable, net                                                                         3,209,519            2,117,407
Amounts due from trusts                                                                           403,039              439,022
Retained interest in securitized assets                                                           140,639              167,277
Premises and equipment, net                                                                        83,561               84,989
Other assets                                                                                      114,701               85,093
                                                                                     -----------------------  ---------------------
          TOTAL ASSETS                                                                         $5,899,423           $4,498,774
                                                                                     =======================  =====================
LIABILITIES
Deposits                                                                                       $2,359,202           $2,212,309
Securities sold under agreements to repurchase                                                    630,391              249,675
Federal Home Loan Bank advances                                                                   113,650              240,744
Amounts held on behalf of trustee                                                                 608,828              687,274
Notes payable                                                                                   1,446,184              461,104
Other liabilities                                                                                  46,529               67,622
                                                                                     -----------------------  ---------------------
          TOTAL LIABILITIES                                                                     5,204,784            3,918,728

Subordinated debentures                                                                           190,427              199,298
Minority interests                                                                                 49,934               28,030

SHAREHOLDERS' EQUITY
Common stock, (par value $1.00 per share; authorized 45,000,000 shares; issued and
  outstanding 31,921,013 shares in 2000 and 26,597,344 in 1999)                                    31,921               26,597
Paid-in capital                                                                                   246,924              190,137
Retained earnings                                                                                 192,423              157,465
Accumulated other comprehensive loss, net of tax                                                  (16,990)             (21,481)
                                                                                     -----------------------  ---------------------
          TOTAL SHAREHOLDERS' EQUITY                                                              454,278              352,718
                                                                                     -----------------------  ---------------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $5,899,423           $4,498,774
                                                                                     =======================  =====================

          See accompanying notes to consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                   FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                                            JUNE 30,                          JUNE 30,
                                                              --------------------------------  ---------------------------------
                                                                      2000             1999             2000            1999
                                                              ---------------  ---------------  ---------------  ----------------
                                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income:
     Loans, including fees                                       $    89,080      $    51,995      $   162,681      $    91,514
     Mortgage-backed securities                                       33,604           23,065           58,356           39,502
     Investment securities                                               144              218              292            1,347
     Other                                                             3,213            2,651            5,602            6,643
                                                              ---------------  ---------------  ---------------  --------------
          TOTAL INTEREST INCOME                                      126,041           77,929          226,931          139,006
Interest expense:
     Deposits                                                         31,000           25,351           59,813           51,244
     Federal Home Loan Bank advances and other borrowings             24,544            7,028           40,802           11,740
     Securities sold under agreements to repurchase                   10,989            7,692           16,030           10,941
                                                              ---------------  ---------------  ---------------  --------------
          TOTAL INTEREST EXPENSE                                      66,533           40,071          116,645           73,925
                                                              ---------------  ---------------  ---------------  --------------
NET INTEREST INCOME                                                   59,508           37,858          110,286           65,081
Provision for credit losses                                           15,246            4,355           27,191           16,512
                                                              ---------------  ---------------  ---------------  --------------
NET INTEREST INCOME AFTER
     PROVISION FOR CREDIT LOSSES                                      44,262           33,503           83,095           48,569
Noninterest  income:
     Automobile lending                                               43,045           38,777           89,526           91,359
     Mortgage banking                                                    531              659            6,474            4,363
     Investment and mortgage-backed securities gains                   (527)              971             (727)           1,273
     (losses)
     Insurance income                                                  1,371            1,364            3,143            3,052
     Miscellaneous                                                     1,318            3,050            3,103            3,420
                                                              ---------------  ---------------  ---------------  --------------
          TOTAL NONINTEREST INCOME                                    45,738           44,821          101,519          103,467
Noninterest expenses:
     Salaries and associate benefits                                  33,905           31,873           68,046           65,807
     Credit and collections                                            4,796            5,126           10,261           11,335
     Occupancy                                                         3,005            3,284            6,083            6,091
     Data processing                                                   4,030            3,683            8,004            7,082
     Telephone                                                         1,599            1,665            3,151            3,371
     Miscellaneous                                                     8,694            8,896           16,482           17,454
                                                              ---------------  ---------------  ---------------  --------------
          TOTAL NONINTEREST EXPENSES                                  56,029           54,527          112,027          111,140
                                                              ---------------  ---------------  ---------------  --------------
INCOME BEFORE INCOME TAX                                              33,971           23,797           72,587           40,896
Income tax                                                            13,541           10,075           29,689           17,308
                                                              ---------------  ---------------  ---------------  --------------
INCOME BEFORE MINORITY INTEREST                                       20,430           13,722           42,898           23,588
Minority interest in earnings of subsidiaries                          2,873            1,584            5,499            3,090
                                                              ---------------  ---------------  ---------------  --------------
INCOME BEFORE EXTRAORDINARY ITEM                                      17,557           12,138           37,399           20,498
Extraordinary gain from early extinguishment of debt
     (net of income taxes of $40, $436, $152, and $1,172,
     respectively)                                                        61              639              218            1,618
                                                              ---------------  ---------------  ---------------  --------------
NET INCOME                                                       $    17,618      $    12,777      $    37,617      $    22,116
                                                              ===============  ===============  ===============  ==============
Net income per common share - basic:
     Income before extraordinary item                            $      0.64      $      0.46      $      1.38      $      0.78
     Extraordinary item                                                                  0.02             0.01             0.06
                                                              ---------------  ---------------  ---------------  --------------
     Net income                                                  $      0.64      $      0.48      $      1.39      $      0.84
                                                              ===============  ===============  ===============  ==============
Net income per common share - diluted:
     Income before extraordinary item                            $      0.64      $      0.46      $      1.38      $      0.77
     Extraordinary item                                                                  0.02             0.01             0.06
                                                              ---------------  ---------------  ---------------  --------------
     Net income                                                  $      0.64      $      0.48             1.39      $      0.83
                                                              ===============  ===============  ===============  ==============
Weighted average number of common shares outstanding:
     Basic                                                        27,476,303       26,476,326       27,036,823       26,475,664
     Diluted                                                      27,478,055       26,495,313       27,044,660       26,488,436


          See accompanying notes to consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                                         ACCUMULATED
                                                                                                            OTHER
                                                                                                        COMPREHENSIVE
                                                                   COMMON      PAID-IN     RETAINED     INCOME (LOSS),
                                                    SHARES          STOCK      CAPITAL     EARNINGS       NET OF TAX        TOTAL
                                                  ------------- ------------ ----------- ------------ ------------------ ---------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance at January 1, 1999                          26,474,814      $26,475    $188,739    $110,138           $  3,693    $329,045
   Net income                                                                                52,626                         52,626
   Unrealized gains (losses) on retained
       interest in securitized assets, net of
       tax(1)                                                                                                  (24,312)    (24,312)
   Less:  reclassification adjustment for
       losses (gains) included in net income                                                                      (862)       (862)
                                                                                                                           --------
   Comprehensive income                                                                                                     27,452
   Stock options exercised                             122,530          122         929                                      1,051
   Cash dividends                                                                            (5,299)                        (5,299)
   Purchase of subsidiary stock                                                     469                                        469
                                                  ------------- ------------ ----------- ------------ ------------------ ---------
Balance at December 31, 1999                        26,597,344       26,597     190,137     157,465            (21,481)    352,718

    Net income                                                                               37,617                         37,616
   Unrealized gains (losses) on retained
       interest in securitized assets, net of
       tax(1)                                                                                                    4,491       4,491
                                                                                                                           --------
   Comprehensive income                                                                                                     42,107
   Issuance of common stock                          5,323,669        5,324      50,384                                     55,708
   Issuance of subsidiary common stock                                            6,403                                      6,403
   Cash dividends                                                                            (2,659)                        (2,658)
                                                  ------------- ------------ ----------- ------------ ------------------ ---------
Balance at June 30, 2000                            31,921,013      $31,921    $246,924    $192,423           $(16,990)   $454,278
                                                  ============= ============ =========== ============ ================== =========

(1) Includes securities available for sale and retained interest in securitized assets. The pre-tax decrease in unrealized losses on securities available for sale was $7.7 million for the period ended June 30, 2000 compared with a pre-tax increase of $41.9 million for the period ended December 31, 1999.


          See accompanying notes to consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                          FOR THE SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                         ----------------------------
                                                                                              2000            1999
                                                                                         -------------     ----------
                                                                                          (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                                              $    37,617       $    22,116
Adjustments to reconcile net income to net cash provided by
     operating activities:
     Provision for credit losses                                                             27,191            16,512
     Depreciation and amortization                                                            8,148             8,688
     Amortization of retained interest in securitized assets                                 45,327            53,138
     Increase in other assets                                                               (29,659)          (12,605)
     Decrease in other liabilities                                                          (21,091)          (30,654)
     Other, net                                                                              21,826             6,188
                                                                                         -------------     ----------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                                       89,359            63,383
INVESTING ACTIVITIES
Loans:
     Origination of loans                                                                (2,197,953)       (1,948,975)
     Proceeds from sale of loans                                                            660,943         1,422,360
     Other changes in loans                                                                 414,645           374,989
Investment securities available for sale:
     Purchases                                                                                 (780)              (41)
     Proceeds from sale                                                                                        75,470
     Proceeds from maturities                                                                                      36
Mortgage-backed securities:
     Purchases                                                                             (554,061)         (841,747)
     Proceeds from sale                                                                                       109,726
     Payments received                                                                       69,629           152,503
Increase in retained interest in securitized assets                                         (19,240)          (49,961)
Decrease (increase) in amounts due from trusts                                               35,984           (21,922)
Purchase of premises and equipment                                                           (5,112)          (14,259)
Other, net                                                                                                      1,860
                                                                                         -------------     ----------
             NET CASH USED IN INVESTING ACTIVITIES                                       (1,595,945)         (739,961)
FINANCING ACTIVITIES
Increase (decrease) in deposits                                                             146,892          (101,802)
Increase in securities sold under agreements to repurchase                                  380,716           770,561
Increase in borrowings                                                                      985,080            25,795
(Decrease) increase in amounts held on behalf of trustee                                    (78,447)           22,572
(Decrease) increase in  FHLB advances                                                      (127,094)          270,439
Decrease in subordinated debentures                                                          (8,426)          (20,591)
Proceeds from issuance of common stock                                                       55,708                 5
Cash dividends                                                                               (2,658)           (2,647)
Other, net                                                                                    6,403               222
                                                                                         -------------     ----------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                                    1,358,174           964,554
                                                                                         -------------     ----------
(DECREASE ) INCREASE IN CASH AND CASH EQUIVALENTS                                          (148,412)          287,976
Cash and equivalents at beginning of period                                                 171,365           137,754
                                                                                         -------------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $    22,953       $   425,730
                                                                                         =============     ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest                                                                                $   113,420       $    75,527
Income taxes                                                                                 50,393            29,224

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:
Acquisition of real estate through foreclosure                                          $     3,064       $     3,495

          See accompanying notes to consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in the Westcorp Form 10-K.

Certain amounts from the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.

In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 138"). These statements provide guidance for the way public enterprises report information about derivatives and hedging in annual financial statements and in interim financial reports. The derivatives and hedging disclosure is required for financial statements of all fiscal quarters of all fiscal years beginning after June 15, 2000. These Statements will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through other comprehensive income or recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. We are in the process of evaluating the effect that SFAS 133, if any, will have on our earnings and financial position.

NOTE 2 - INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities available for sale consisted of the following:


                                                                                JUNE 30, 2000
                                                        ----------------------------------------------------------
                                                                           GROSS             GROSS
                                                         AMORTIZED      UNREALIZED         UNREALIZED       FAIR
                                                           COST            GAIN               LOSS          VALUE
                                                        ------------  ---------------  ---------------  ----------
                                                                            (DOLLARS IN THOUSANDS)
Obligations of states and political subdivisions          $1,509             $6                $12         $1,503
Other                                                      1,302                                            1,302
                                                        ------------  ---------------  ---------------  ----------
                                                          $2,811             $6                $12         $2,805
                                                        ============  ===============  ===============  ==========

                            WESTCORP AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                   (UNAUDITED)


                                                                                 DECEMBER 31, 1999
                                                         -----------------------------------------------------------------
                                                                              GROSS              GROSS
                                                          AMORTIZED        UNREALIZED         UNREALIZED          FAIR
                                                            COST              GAIN               LOSS             VALUE
                                                         ------------  ------------------  ------------------  -----------
                                                                               (DOLLARS IN THOUSANDS)
Obligations of states and political subdivisions          $1,510                 $6                $10             $1,506
Other                                                        739                                                      739
                                                         ------------  ------------------  ------------------  -----------
                                                          $2,249                 $6                $10             $2,245
                                                         ============  ==================  ==================  ===========

NOTE 3 - MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

Mortgage-backed securities available for sale consisted of the following:


                                                                                   JUNE 30, 2000
                                                         -----------------------------------------------------------------
                                                                             GROSS              GROSS
                                                          AMORTIZED        UNREALIZED         UNREALIZED          FAIR
                                                            COST              GAIN               LOSS             VALUE
                                                         -------------  -----------------  ----------------  -------------
                                                                               (DOLLARS IN THOUSANDS)
GNMA certificates                                          $1,869,109           $27,735           $52,539      $1,844,305
FNMA participation certificates                                75,328                               2,121          73,207
FHLMC participation certificates                                2,044                                  75           1,969
Other                                                           2,725                                               2,725
                                                         -------------  -----------------  ----------------  -------------
                                                           $1,949,206           $27,735           $54,735      $1,922,206
                                                         =============  =================  ================  =============

                                                                                 DECEMBER 31, 1999
                                                         -----------------------------------------------------------------
                                                                               GROSS              GROSS
                                                           AMORTIZED         UNREALIZED         UNREALIZED        FAIR
                                                             COST               GAIN               LOSS           VALUE
                                                         --------------  ----------------  -----------------  ------------
                                                                               (DOLLARS IN THOUSANDS)


GNMA certificates                                          $1,378,111           $27,853            $61,514     $1,344,450
FNMA participation certificates                                83,883                                1,928         81,955
FHLMC participation certificates                                2,154                                   70          2,084
Other                                                           2,887                                               2,887
                                                         --------------  ----------------  -----------------  ------------
                                                           $1,467,035           $27,853            $63,512     $1,431,376
                                                         ==============  ================  =================  ============

                            WESTCORP AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                   (UNAUDITED)

NOTE 4 - NET LOANS RECEIVABLE

Net loans receivable consisted of the following:


                                                                                     JUNE 30,         DECEMBER 31,
                                                                                       2000               1999
                                                                                   --------------  ---------------
                                                                                        (DOLLARS IN THOUSANDS)
Real Estate:
   Mortgage                                                                         $  535,123         $  589,072
   Construction                                                                         19,242             23,190
                                                                                   --------------  ---------------
                                                                                       554,365            612,262
Less:  undisbursed loan proceeds                                                         7,420             14,174
                                                                                   --------------  ---------------
                                                                                       546,945            598,088
Consumer:
   Automobile contracts                                                              2,650,928          1,518,433
   Dealer participation, net of deferred contract fees                                  52,805             31,532
   Other                                                                                16,229             20,678
   Unearned discounts                                                                  (74,997)           (54,248)
                                                                                   --------------  ---------------
                                                                                     2,644,965          1,516,395
Commercial                                                                              96,489             67,141
                                                                                   --------------  ---------------
                                                                                     3,288,399          2,181,624
Allowance for credit losses                                                            (78,880)           (64,217)
                                                                                   --------------  ---------------
                                                                                     3,209,519          2,117,407

Less:  loans held for sale
   Mortgage                                                                             26,366             37,097
   Consumer                                                                          1,112,024          1,432,644
                                                                                   --------------  ---------------
                                                                                     1,138,390          1,469,741
                                                                                   --------------  ---------------
                                                                                    $2,071,129         $  647,666
                                                                                   ==============  ===============

Loans serviced by us for the benefit of others totaled approximately $3.5 billion at June 30, 2000 and $4.0 billion at December 31, 1999.

NOTE 5 - SECURITIZED ASSETS AND CAPITALIZED SERVICING RIGHTS

Following a transfer of financial assets, we must recognize the assets we control and the liabilities we have incurred, and derecognize assets for which control has been surrendered and liabilities that have been extinguished.

RETAINED INTEREST IN SECURITIZED ASSETS ("RISA")

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

Prepayment and credit loss assumptions are also utilized to estimate future excess spread. We currently use a prepayment rate of 1.6% Absolute Prepayment Model, also known as ABS. Credit losses are estimated using a cumulative loss rate estimated by management to reduce the likelihood of impairment to the value of the RISA. We

                            WESTCORP AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                   (UNAUDITED)

determine the cumulative loss rate based upon our review of historical cumulative loss experience, collection and repossession data estimates of the value of the underlying collateral, economic conditions and trends, the mix of prime and non-prime contracts and other information. Cumulative net credit loss assumptions utilized during 2000 and 1999 ranged from 6% to 7%. Future earnings are discounted at a rate we believe to be representative of the market at the time of securitization. Currently, we use a discount rate of 425 basis points over the two-year Treasury rate. All assumptions used are evaluated each quarter and adjusted, if appropriate, to reflect actual performance of the contracts.

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

The following table presents the activity of the RISA:


                                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                      JUNE 30,                           JUNE 30,
                                                          -------------------------------  --------------------------------
                                                             2000               1999             2000              1999
                                                          --------------  ---------------  -----------------  -------------
                                                                                 (DOLLARS IN THOUSANDS)
Beginning balance                                         $164,640           $189,929           $167,277          $171,230
Additions                                                                                         19,240            49,961
Amortization                                               (23,092)           (23,832)           (45,327)          (53,138)
Change in unrealized gain/loss on RISA (1)                    (909)            (1,206)              (551)           (3,162)
                                                          --------------  ---------------  -----------------  -------------
Ending balance                                            $140,639           $164,891           $140,639          $164,891
                                                          ==============  ===============  =================  =============

(1) Change in unrealized gain/loss on RISA represents the effect that current changes in interest rates have on the valuation of the RISA. Such amount will not be realized unless the RISA is sold.

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

                            WESTCORP AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                   (UNAUDITED)


The following table presents the estimated future undiscounted retained interest earnings to be received from securitizations:


                                                                                          JUNE 30,           DECEMBER 31,
                                                                                            2000                 1999
                                                                                          ---------------  ---------------
                                                                                               (DOLLARS IN THOUSANDS)
Estimated net undiscounted RISA earnings                                                   $  346,065         $   410,066
Off balance sheet allowance for credit losses                                                (185,795)           (220,838)
Discount to present value                                                                     (19,631)            (21,951)
                                                                                          ---------------  ---------------
Retained interest in securitized assets                                                    $  140,639         $   167,277
                                                                                          ===============  ===============
Outstanding balance of contracts sold through securitizations                              $3,498,548         $ 3,890,685
Off balance sheet allowance for losses as a percent of contracts sold
  through securitizations                                                                        5.31%               5.68%


We believe that the off balance sheet allowance for credit losses is currently adequate to absorb probable future losses in the sold portfolio that can be reasonably estimated.

NOTE 6 - SECURED FINANCINGS

We, through WFS, securitized $1.0 billion and $2.2 billion of automobile receivables in the asset-backed securities market for the three and six months ended June 30, 2000, respectively. The entire $1.0 billion securitized this quarter was treated as a secured financing for accounting purposes. Of the $2.2 billion securitized for the year, $1.5 billion was treated as a secured financing. The amount outstanding on the secured financings at June 30, 2000 was $1.4 billion. For each of these transactions, the Class A-1 Notes were rated A-1+ by Standard & Poor's Rating Services ("S&P") and P-1 by Moody's Investor Service, Inc. ("Moody's"). The Class A-2, A-3 and A-4 Notes were rated AAA by S&P and Aaa by Moody's. Timely principal and interest payments on the Notes are guaranteed by insurance policies. Interest payments on the Notes are due quarterly, in arrears, based on the respective Note's interest rate. Interest expense totaled $14.7 million and $23.6 million for the three and six months ended June 30, 2000.

NOTE 7 - DIVIDENDS

On February 15, 2000, we declared a cash dividend of $0.05 per share for shareholders of record as of April 27, 2000 which was paid on May 11, 2000. On May 2, 2000, we declared a cash dividend of $0.10 per share for shareholders of record as of July 3, 2000 which was paid on July 17, 2000.

                            WESTCORP AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                   (UNAUDITED)

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

The following table sets forth the computation of basic and diluted earnings per share:


                                                        FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                                 JUNE 30,                           JUNE 30,
                                                      --------------------------------  ---------------------------------
                                                           2000            1999               2000             1999
                                                      -------------    -------------    --------------    --------------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BASIC
Net income                                             $    17,618      $    12,777       $    37,617       $    22,116
Average common shares outstanding                       27,476,303       26,476,326        27,036,823        26,475,664
Net income per common share - basic                    $      0.64      $      0.48       $      1.39       $      0.84

DILUTED
Net income                                             $    17,618      $    12,777       $    37,617       $    22,116
Average common shares outstanding                       27,476,303       26,476,326        27,036,823        26,475,664
Stock option adjustment                                      1,752           18,987             7,837            12,772
Average common shares outstanding                       27,478,055       26,495,313        27,044,660        26,488,436
Net income per common share - diluted                  $      0.64      $      0.48       $      1.39       $      0.83

Options to purchase 366,200 and 591,924 shares of common stock at prices ranging from $9.06 to $18.69 were outstanding at June 30, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

NOTE 9 - RIGHTS OFFERING

On May 5, 2000, we filed a registration statement with the Securities and Exchange Commission to offer 5,139,469 shares of our stock at $10.50 per share in a rights offering. Shareholders were offered one right for every five shares held as of May 25, 2000. The rights offering closed on June 15, 2000. As a result of this transaction, we raised $56 million in new capital.

NOTE 10 - SUBSEQUENT EVENT

A registration statement has been filed by WFS Receivables Corporation 2 ("WFSRC2"), our subsidiary, to issue automobile asset-backed securities collateralized by contracts purchased from WFS through a whole loan sale. This sale is expected to be completed during the third quarter of 2000 and is designed to efficiently utilize additional capital raised by us through our rights offering that was completed on June 15, 2000. We do not expect this transaction to have a material effect upon the Company's results of operations.

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

The following chart represents selected key events in the purchase and servicing of automobile contracts and their respective financial statement impact:


                  EVENT                                      FINANCIAL STATEMENT IMPACT
                  -----                                      --------------------------
Purchase and fund contract from dealer      -  Pay principal amount of contract to dealer and record contract receivable
                                            -  Pay dealer participation to dealer and record dealer participation as part of contract receivable
                                            -  Establish allowance for credit losses
                                            -  Fund purchase using line of credit and operating cash flows
                                            -  Retain contract on balance sheet

Transfer contract to a securitization      -   Record securities as liabilities on the company
trust (on balance sheet)                   -   Retain contract on balance sheet
                                           -   Pay down line of credit with securitization proceeds

Sell contract to a securitization trust    -   Pay down line of credit with securitization proceeds
(off balance sheet)                        -   Remove contract receivable from balance sheet
                                           -   Capitalize RISA, which represents the present value of the estimated future retained interest earnings net of credit losses and adjusted for prepayments
                                           -   Record gain on sale which is equal to the RISA less dealer participation, issuance costs and the effect of hedging activities
                                           -   Reduce the allowance for credit losses

Collect payment for on balance sheet       -   Recognize net interest income
contract (whether or not pledged to a      -   Reduce line of credit unless pledged to a securitization trust, in which case
securitization trust)                          the payment is used to reduce the outstanding amount of the respective notes to the asset-backed securities investor
                                           -   Collect late charges and other fees

Collect payment for off balance sheet      -   Amortize the RISA asset (Actual cash flows in excess of the amortization
contract                                       of the RISA are shown in our income statement as retained interest income.)
                                           -   Reduce the outstanding amount of the respective securitization transaction by the amount of principal received which is paid through to the asset-backed securities investor
                                           -   Receive contractual servicing fees, late charges and other fees

Charge off on balance sheet contract       -   Reduce the allowance for credit losses

Charge off off balance sheet contract      -   Reduce the actual cash flows recognized from securitization trusts thereby increasing the amortization of the RISA

NET INTEREST INCOME

Net interest income is affected by the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities (interest rate spread) and the relative amounts of our interest earning assets and interest bearing liabilities. Net interest income for the three and six months ended June 30, 2000 was $59.5 million and $110 million, respectively, compared with $37.9 million and $65.1 million for the same respective periods a year earlier. The increase in net interest income for the three months ended June 30, 2000 compared to 1999 was due primarily to the increase in automobile contracts held on balance sheet and the increase in contract originations.

Interest rates for interest earning assets and interest bearing liabilities for the three and six months ended June 30, 2000 and 1999 are summarized as follows:


                                                                 FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                                     ENDED JUNE 30,                     ENDED JUNE 30,
                                                              ---------------------------      ---------------------------
                                                                 2000             1999            2000             1999
                                                              ----------       ----------      ----------       ----------
                                                                YIELD/           YIELD/          YIELD/           YIELD/
                                                                 RATE             RATE            RATE             RATE
                                                              ----------       ----------      ----------       ----------
Interest earning assets:
    Total investments:
       Mortgage-backed securities                                6.85%           6.09%           6.73%           6.08%
       Other investments                                         6.43            4.83            5.76            5.07
                                                              ----------       ----------      ----------       ----------
          Total investments                                      6.81            6.00            6.63            5.88
    Total loans:
       Consumer loans                                           14.35           15.02           14.50           15.37
       Mortgage loans (1)                                        7.77            7.36            7.67            7.31
       Commercial loans                                          9.13            8.41            9.14            8.19
                                                              ----------       ----------      ----------       ----------
          Total loans                                           12.78           11.84           12.72           11.37
                                                              ----------       ----------      ----------       ----------
          Total interest earning assets                         10.18            8.89           10.11            8.62
Interest bearing liabilities:
   Deposits                                                      5.46            4.81            5.32            4.86
   Securities sold under agreements to repurchase                6.05            4.98            5.84            4.99
   FHLB advances and other borrowings                            6.84            5.51            6.69            5.84
   Subordinated debentures                                       8.99            8.98            8.99            8.94
                                                              ----------       ----------      ----------       ----------
          Total interest bearing liabilities                     6.08            5.23            5.90            5.26
                                                              ----------       ----------      ----------       ----------
Interest rate spread                                             4.10%           3.66%           4.21%           3.36%
                                                              ==========       ==========      ==========       ==========
Net yield on average interest earning assets                     4.82%           4.36%           4.95%           4.05%
                                                              ==========       ==========      ==========       ==========

(1) For the purposes of these computations, non-accruing loans are included in the average loan amounts outstanding.

PROVISION FOR CREDIT LOSSES

We maintain an allowance for credit losses on the loans held on the balance sheet to cover probable losses which can be reasonably estimated. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on the loans held on balance sheet or as a result of the reduction of loans held on the balance sheet through loan sales. The level of allowance is based principally on the outstanding balance of loans held on balance sheet and historical loss trends. We believe that the allowance for credit losses is currently adequate to absorb probable losses in our owned loan portfolio which we can reasonably estimate. For the three and six months ended June 30, 2000, the provision for credit losses totaled $15.2 million and $27.2 million, respectively, compared with $4.4 million and $16.5 million for the same respective periods in 1999.

NONINTEREST INCOME

AUTOMOBILE LENDING

On a regular basis, we, through WFS, securitize automobile contracts and retain the servicing rights. Such transactions are either treated as sales or financings for accounting purposes. For transactions treated as sales, we record a gain equal to the present value of the estimated future earnings from the portfolio of contracts sold. Net interest earned on such contracts and fees earned for servicing the contract portfolios are recognized over the life of the securitization transactions as contractual servicing income, retained interest income and other fee income.

We securitized $1.0 billion and $2.2 billion of automobile receivables in the asset-backed securities market for the three and six months ended June 30, 2000, respectively compared with no securitizations and $1.0 billion for the same respective periods in 1999. The entire $1.0 billion securitized for the three months ended June 30, 2000 was treated as a secured financing for accounting purposes. Of the $2.2 billion securitized for the six months ended 2000, $1.5 billion was treated as a secured financing. All securitizations for the same respective periods in 1999 were treated as sales.

The components of automobile lending income were as follows:


                                                                   FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                                      ENDED JUNE 30,                ENDED JUNE 30,
                                                                -------------------------       --------------------
                                                                   2000           1999            2000         1999
                                                                ---------      ----------       --------     -------
                                                                               (DOLLARS IN THOUSANDS)
Gain on sale of automobile contracts                                                             $ 7,719     $24,623
Retained interest income                                          $17,616        $18,084          30,932      25,580
Contractual servicing income                                       11,444         10,784          23,127      22,009
Other fee income                                                   13,985          9,909          27,748      19,147
                                                                ---------      ----------       --------     -------
          Total automobile lending income                         $43,045        $38,777         $89,526     $91,359
                                                                =========      ==========       ========     =======

There was no gain on sale and $7.7 million gain on sale recorded for the three and six months ended June 30, 2000, respectively, compared with no gain on sale and $24.6 million gain on sale recorded for the same respective periods in 1999. Gain on sale for the year decreased due to treating more securitizations as secured financings rather than sales for accounting purposes. We do not expect to record non-cash gain on sale of contracts in the foreseeable future. A registration statement has been filed by "WFS Receivables Corporation 2" ("WFSRC2"), our subsidiary, to issue automobile asset-backed securities collateralized by contracts purchased from WFS through a whole loan sale. This sale is expected to be completed in the third quarter and is designed to efficiently utilize additional capital raised by us through our rights offering completed on June 15, 2000. We do not expect this transaction to have a material affect upon our results of operations. We also expect that our securitization transactions in the foreseeable future will be structured and accounted for as either whole loan sales to WFSRC2 or secured financings.

Retained interest income was $17.6 million and $30.9 million for the three and six months ended June 30, 2000, respectively, compared with $18.1 million and $25.6 million for the same respective periods in 1999. Retained interest income is dependent upon the average excess spread on the contracts sold, credit losses and the size of the sold portfolio.

According to the terms of each securitization transaction, contractual servicing income is earned at rates ranging from 1.0% to 1.25% per annum on the outstanding balance of contracts securitized. Other fee income consists primarily of documentation fees, late charges and deferment fees and has increased as a direct result of the increase in the number of contracts originated and outstanding. Our average serviced portfolio was $5.8 billion and $5.7 billion for the three and six months ended June 30, 2000, respectively, compared with $4.7 billion and $4.6 billion for the same respective periods in 1999.

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

The following tables presents the portfolio basis statements of income and a reconciliation to net income as reflected in our consolidated statements of income:

                            WESTCORP AND SUBSIDIARIES
                      PORTFOLIO BASIS STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                         FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                                              ENDED JUNE 30,                   ENDED JUNE 30,
                                                                       ----------------------------------------------------------
                                                                         2000            1999              2000            1999
                                                                       ----------      --------          ----------      --------
                                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income                                                        $244,633        $194,441          $464,967        $377,514
Interest expense                                                        132,818         100,566           245,881         195,764
                                                                       ----------      --------          ----------      --------
     Net interest income                                                111,815          93,875           219,086         181,750
Net chargeoffs (1)                                                       19,978          17,685            48,066          48,560
Provision for growth (2)                                                  7,595           4,616            12,406           6,082
                                                                       ----------      --------          ----------      --------
     Provision for credit losses                                         27,573          22,301            60,472          54,642
                                                                       ----------      --------          ----------      --------
     Net interest income after provision for credit losses               84,242          71,574           158,614         127,108
Noninterest income                                                       16,678          16,062            39,742          31,583
Noninterest expense                                                      54,305          56,416           112,930         115,196
                                                                       ----------      --------          ----------      --------
     Income before income tax                                            46,615          31,220            85,426          43,495
Income tax (3)                                                           18,581          13,217            34,810          18,408
                                                                       ----------      --------          ----------      --------
     Income before minority interest                                     28,034          18,003            50,616          25,087
Minority interest in earnings                                             4,222           2,141             6,907           3,013
                                                                       ----------      --------          ----------      --------
     Income before extraordinary item                                    23,812          15,862            43,709          22,074
Extraordinary gain from early extinguishment of debt                         61             639               218           1,618
                                                                       ----------      --------          ----------      --------
Portfolio basis net income                                             $ 23,873        $ 16,501          $ 43,927        $ 23,692
                                                                       ==========      ========          ==========      ========
Portfolio basis net income per common share - diluted                  $   0.87        $   0.62          $   1.62        $   0.89
                                                                       ==========      ========          ==========      ========

(1) Represents actual chargeoffs incurred during the period, net of recoveries.
(2) Represents additional allowance for credit losses we would set aside due to an increase in the serviced contract portfolio.
(3)      Such tax effect is based upon our tax rate for the respective period.

                            WESTCORP AND SUBSIDIARIES
      RECONCILIATION OF GAAP BASIS NET INCOME TO PORTFOLIO BASIS NET INCOME
                                   (UNAUDITED)


                                                                  FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                                      ENDED JUNE 30,                     ENDED JUNE 30,
                                                               --------------------------------------------------------------
                                                                   2000             1999            2000               1999
                                                               ---------        ----------       ----------         ---------
                                                                                   (DOLLARS IN THOUSANDS)
GAAP net income                                                $17,618          $12,777           $37,617           $22,116
Portfolio basis adjustments:
   Gain on sales of  contracts                                                                     (7,719)          (24,623)
   Retained interest income                                    (17,616)         (18,084)          (30,932)          (25,580)
   Contractual servicing income                                (11,444)         (10,784)          (23,127)          (22,009)
   Net interest income                                          52,307           55,800           108,800           116,218
   Provision for credit losses                                 (12,329)         (17,946)          (33,281)          (38,130)
   Operating expenses                                            1,723           (1,562)             (905)           (3,277)
   Minority interest                                            (1,346)            (557)           (1,405)               77
                                                               ---------        ----------       ----------         ---------
           Total portfolio basis adjustments                    11,295            6,867            11,431             2,676
Net tax effect (1)                                               5,040            3,143             5,121             1,100
                                                               ---------        ----------       ----------         ---------
Portfolio basis net income                                     $23,873          $16,501           $43,927           $23,692
                                                               =========        ==========       ==========         =========

(1) Such tax effect is based upon our tax rate for the respective period.


MORTGAGE BANKING

Mortgage banking operations include gains and losses on the sale of loans and servicing rights, loan servicing income net of amortization of capitalized servicing rights and other income, primarily late charges. During the three and six months ended June 30, 2000, mortgage banking income totaled $0.5 million and $6.5 million, respectively, compared with $0.7 million and $4.4 million for the same respective periods in 1999. The increase in mortgage banking income for the six months ended June 30, 2000 related to the sale of mortgage loan servicing rights for our owned portfolio. Mortgage banking income is not expected to be a material source of income in future periods.

The components of mortgage banking income were as follows:


                                                                         FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                                            ENDED JUNE 30,                   ENDED JUNE 30,
                                                                        -------------------------       ------------------------
                                                                         2000              1999           2000             1999
                                                                        ------            -------       ----------        ------
                                                                                           (DOLLARS IN THOUSANDS)
Net gain on sale of mortgage loans and mortgage rights                   $491              $369            $6,382         $2,061
Loan servicing income                                                                        44                            1,758
Other fee income                                                           40               246                92            544
                                                                        ------            -------       ----------        ------
                                                                         $531              $659            $6,474         $4,363
                                                                        ======            =======       ==========        ======

NONINTEREST EXPENSE

For the three and six months ended June 30, 2000, total noninterest expense was $56.0 million and $112 million, respectively, compared with $54.5 million and $111 million for the same respective periods in 1999. The increase is primarily due to an increase in salaries and associate benefits.

INCOME TAXES

We file federal and certain state tax returns on a consolidated basis. Other state tax returns are filed for each subsidiary separately. Our effective tax rate for the six months ended June 30, 2000 and 1999 was 41% and 42%, respectively.

FINANCIAL CONDITION

OVERVIEW

Total assets increased $1.4 billion or 31.1% to $5.9 billion at June 30, 2000 from $4.5 billion at December 31, 1999. This increase is primarily the result of securitization transactions being accounted for as secured financings. Contracts accounted for as secured financings are retained on the balance sheet.

LOAN PORTFOLIO

CONSUMER LOAN PORTFOLIO

Our consumer loan portfolio (including those held for sale) consisted of the following:


                                                       JUNE 30, 2000                    DECEMBER 31, 1999
                                                  ---------------------------       ------------------------------
                                                     AMOUNT             %              AMOUNT                 %
                                                  -------------      --------       -------------        ---------
                                                                    (DOLLARS IN THOUSANDS)
Automobile contracts                                $2,628,736           99.4%         $1,495,717             98.6%
Other                                                   16,229            0.6              20,678              1.4
                                                  -------------      ---------       -------------        ---------
                                                    $2,644,965          100.0%         $1,516,395            100.0%
                                                  =============      =========       =============        =========

COMMERCIAL LOAN PORTFOLIO

We had outstanding commercial loan commitments of $257 million at June 30, 2000 compared with $215 million at December 31, 1999. For the three and six months ended June 30, 2000, we originated $69.0 million and $127 million of commercial loans, respectively, compared with $71.4 million and $119 million for the same respective periods in 1999. Though we continue to focus on expanding our commercial banking operation, it has not been a significant source of revenue.

MORTGAGE LOAN PORTFOLIO

In the past, we originated mortgage products that we have held on our balance sheet rather than selling such products into the secondary markets. Other than mortgage loans originated through the commercial banking division on a limited basis, we are not adding newly originated mortgage loans to our balance sheet.

Our total mortgage loan portfolio (including those held for sale) consisted of the following:


                                                       JUNE 30, 2000                       DECEMBER 31, 1999
                                                  ---------------------------        ------------------------------
                                                    AMOUNT              %               AMOUNT               %
                                                  -----------        --------        ------------         ---------
                                                                    (DOLLARS IN THOUSANDS)
Single family residential loans:
   First trust deeds                                 $256,673          46.9%             $281,419          47.1%
   Second trust deeds                                   6,375           1.2                 6,885           1.1
                                                  -----------        --------        ------------         ---------
                                                      263,048          48.1               288,304          48.2

Multifamily residential loans                         246,126          45.0               272,132          45.5
Construction loans                                     19,242           3.5                23,190           3.9
Other                                                  25,949           4.8                28,636           4.8
                                                  -----------        --------        ------------         ---------
                                                      554,365         101.4               612,262         102.4
Less: undisbursed loan proceeds                         7,420           1.4                14,174           2.4
                                                  -----------        --------        ------------         ---------
          Total mortgage loans                       $546,945         100.0%             $598,088         100.0%
                                                  ===========        ========        ============         =========

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

At June 30, 2000, the percentage of accounts delinquent 30 days or greater was 2.15% compared with 2.84% at December 31, 1999. Delinquency is calculated by us based on the contractual due date. Net chargeoffs on average contracts outstanding were 1.35% and 1.67% for the three and six months ended June 30, 2000, respectively, compared with 1.57% and 2.12% for the same respective periods in 1999. Stricter underwriting guidelines, the successful implementation of our multiple credit scoring models, and a concentration of automobile contracts higher up the prime credit quality spectrum in our portfolio have all contributed to better asset quality.

The following table sets forth information with respect to the delinquency of our portfolio of automobile contracts serviced which includes delinquency information relating to contracts which are owned by us and contracts which have been sold and securitized but are serviced by us:


                                                        JUNE 30, 2000                       DECEMBER 31, 1999
                                                 ----------------------------           ---------------------------
                                                  AMOUNT           PERCENTAGE            AMOUNT           PERCENTAGE
                                                 ---------         ----------           --------         ----------
                                                                      (DOLLARS IN THOUSANDS)

   Period of delinquency (1)
   31-59 days                                    $ 93,234               1.53%           $107,416              2.01%
   60 days or more                                 37,505               0.62              44,610              0.83
                                                 ---------         ----------           --------         ----------
Total contracts delinquent and
   delinquencies as a percentage
   of contracts serviced                         $130,739               2.15%           $152,026              2.84%
                                                ==========          =========           ========         ==========

(1) The period of delinquency is based on the number of days payments are contractually past due.

The following table sets forth information with respect to repossessions in our portfolio of serviced automobile contracts:


                                                                 JUNE 30, 2000                   DECEMBER 31, 1999
                                                          ----------------------------       ------------------------
                                                          NUMBER OF                          NUMBER OF
                                                          CONTRACTS            AMOUNT        CONTRACTS         AMOUNT
                                                          ---------          ---------       -----------     ----------
                                                                             (DOLLARS IN THOUSANDS)
      Contracts serviced (1)                                568,900          $6,071,044          524,709     $5,354,385
                                                          =========          ==========          =======     ==========
      Repossessed vehicles                                      455              $3,019              559         $3,374
                                                          =========          ==========          =======     ==========
      Repossessed vehicles as a percentage of
        number and amount of contracts outstanding             0.08%               0.05%            0.11%          0.06%

(1) Includes automobile contracts which have been sold and securitized but are serviced by us.

The following table sets forth information with respect to actual credit loss experience on our portfolio of contracts serviced:


                                                             FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                                       JUNE 30,                             JUNE 30,
                                                             --------------------------             ------------------------
                                                                2000            1999                   2000          1999
                                                             ------------    ----------             -----------    ---------
                                                                                  (DOLLARS IN THOUSANDS)

Contracts serviced (1)                                        $6,071,044      $4,841,750            $6,071,044     $4,841,750
                                                              ==========      ==========            ==========     ==========
Average contracts serviced during period (1)                  $5,840,081      $4,674,214             5,658,044     $4,560,999
                                                              ==========      ==========            ==========     ==========
Gross chargeoffs of contracts during period (1)                  $31,747         $30,912               $72,699        $73,401
Recoveries of contracts charged off in prior periods              11,987          12,545                25,475         25,051
                                                             ------------    ----------             -----------    ----------
Net chargeoffs                                                   $19,760         $18,367               $47,224        $48,350
                                                              ==========      ==========            ==========     ==========
Net chargeoffs as a percentage of average contracts
   outstanding during period                                       1.35%            1.57%                 1.67%          2.12%
                                                              ==========      ==========            ==========     ==========

(1) Includes contracts which are owned by us and automobile contracts which have been sold and securitized but are serviced by us.

The following table sets forth the cumulative static pool losses by month for all outstanding securitized pools:

                            WESTCORP AND SUBSIDIARIES
               CUMULATIVE STATIC POOL LOSS CURVES (1) (UNAUDITED)

                                AT JUNE 30, 2000


    MONTH (2)         1995-5      1996-A       1996-B      1996-C      1996-D      1997-A    1997-B    1997-C     1997-D
--------------------------------------------------------------------------------   ---------------------------------------
                 1        0.01%       0.00%        0.01%      0.00%        0.02%      0.00%     0.00%     0.00%      0.00%
                 2        0.09%       0.06%        0.09%      0.09%        0.10%      0.08%     0.06%     0.05%      0.05%
                 3        0.16%       0.17%        0.20%      0.22%        0.24%      0.20%     0.15%     0.12%      0.14%
                 4        0.32%       0.29%        0.35%      0.52%        0.44%      0.36%     0.33%     0.29%      0.31%
                 5        0.48%       0.48%        0.61%      0.74%        0.71%      0.62%     0.56%     0.46%      0.56%
                 6        0.62%       0.63%        0.88%      0.98%        0.93%      0.85%     0.77%     0.67%      0.75%
                 7        0.78%       0.81%        1.14%      1.27%        1.16%      1.12%     1.10%     0.93%      0.99%
                 8        0.98%       1.08%        1.42%      1.52%        1.43%      1.45%     1.40%     1.16%      1.24%
                 9        1.16%       1.35%        1.67%      1.77%        1.72%      1.70%     1.70%     1.37%      1.47%
                10        1.32%       1.63%        1.91%      1.98%        2.03%      2.02%     2.00%     1.66%      1.75%
                11        1.54%       1.87%        2.18%      2.21%        2.34%      2.32%     2.22%     1.94%      2.06%
                12        2.01%       2.06%        2.38%      2.49%        2.62%      2.61%     2.43%     2.16%      2.35%
                13        2.03%       2.28%        2.58%      2.73%        2.97%      2.92%     2.66%     2.40%      2.63%
                14        2.25%       2.47%        2.79%      2.99%        3.27%      3.14%     2.91%     2.65%      2.86%
                15        2.41%       2.63%        2.95%      3.21%        3.53%      3.30%     3.15%     2.90%      3.05%
                16        2.59%       2.79%        3.14%      3.47%        3.79%      3.55%     3.47%     3.15%      3.19%
                17        2.77%       2.97%        3.38%      3.70%        4.02%      3.77%     3.77%     3.36%      3.32%
                18        2.88%       3.12%        3.55%      3.94%        4.19%      3.94%     3.97%     3.55%      3.42%
                19        3.00%       3.31%        3.80%      4.18%        4.43%      4.21%     4.20%     3.70%      3.50%
                20        3.12%       3.49%        3.98%      4.36%        4.65%      4.40%     4.39%     3.81%      3.60%
                21        3.24%       3.63%        4.14%      4.53%        4.80%      4.59%     4.53%     3.91%      3.69%
                22        3.39%       3.80%        4.31%      4.67%        5.07%      4.81%     4.67%     4.00%      3.81%
                23        3.53%       3.95%        4.46%      4.84%        5.27%      5.00%     4.75%     4.11%      3.96%
                24        3.64%       4.10%        4.58%      5.01%        5.47%      5.14%     4.81%     4.21%      4.10%
                25        3.72%       4.22%        4.74%      5.17%        5.65%      5.24%     4.88%     4.30%      4.23%
                26        3.83%       4.33%        4.87%      5.34%        5.80%      5.33%     4.94%     4.44%      4.34%
                27        3.95%       4.41%        4.98%      5.50%        5.91%      5.39%     5.04%     4.56%      4.44%
                28        4.08%       4.51%        5.11%      5.67%        5.98%      5.44%     5.11%     4.66%      4.51%
                29        4.16%       4.60%        5.21%      5.78%        6.06%      5.50%     5.21%     4.77%      4.54%
                30        4.25%       4.70%        5.31%      5.89%        6.12%      5.56%     5.31%     4.79%      4.56%
                31        4.31%       4.79%        5.42%      5.98%        6.17%      5.65%     5.40%     4.83%      4.57%
                32        4.35%       4.85%        5.50%      6.02%        6.24%      5.71%     5.48%     4.86%
                33        4.40%       4.91%        5.55%      6.06%        6.29%      5.79%     5.52%     4.88%
                34        4.46%       4.99%        5.58%      6.11%        6.34%      5.85%     5.54%     4.90%
                35        4.54%       5.03%        5.60%      6.14%        6.39%      5.89%     5.56%
                36        4.58%       5.07%        5.62%      6.16%        6.44%      5.93%     5.58%
                37        4.61%       5.11%        5.65%      6.17%        6.47%      5.96%     5.61%
                38        4.64%       5.11%        5.68%      6.22%        6.53%      5.98%
                39        4.66%       5.12%        5.70%      6.27%        6.56%      6.01%
                40        4.69%       5.12%        5.71%      6.30%        6.58%      6.01%
                41        4.69%       5.13%        5.74%      6.34%        6.58%
                42        4.69%       5.13%        5.76%      6.35%        6.59%
                43        4.68%       5.13%        5.77%      6.37%        6.60%
                44        4.68%       5.13%        5.79%      6.37%
                45        4.68%       5.14%        5.79%      6.36%
                46        4.68%       5.14%        5.79%      6.36%
                47        4.66%       5.15%        5.78%
                48        4.68%       5.15%        5.78%
                49        4.67%       5.15%        5.77%
                50        4.68%       5.15%
                51        4.68%       5.15%
                52        4.67%       5.14%
                53        4.66%
                54        4.65%
                55        4.65%
PRIME MIX (3)               64%         59%          58%        55%          51%        54%       55%       53%        49%

                           WESTCORP AND SUBSIDIARIES
               CUMULATIVE STATIC POOL LOSS CURVES (1) (UNAUDITED)
                                AT JUNE 30, 2000


     MONTH (2)         1998-A       1998-B       1998-C      1999-A      1999-B     1999-C     2000-A     2000-B
------------------------------------------------------------------------------------------------------------------
                  1         0.00%       0.00%        0.00%       0.00%      0.00%      0.00%      0.00%      0.00%
                  2         0.04%       0.02%        0.04%       0.04%      0.04%      0.02%      0.07%      0.04%
                  3         0.11%       0.08%        0.11%       0.11%      0.11%      0.10%      0.23%
                  4         0.25%       0.18%        0.23%       0.20%      0.26%      0.25%      0.49%
                  5         0.44%       0.38%        0.39%       0.33%      0.47%      0.40%
                  6         0.66%       0.59%        0.50%       0.46%      0.66%      0.56%
                  7         0.95%       0.83%        0.61%       0.62%      0.87%      0.71%
                  8         1.23%       1.03%        0.75%       0.76%      1.00%      0.86%
                  9         1.50%       1.21%        0.86%       0.92%      1.13%      1.01%
                 10         1.79%       1.40%        1.00%       1.11%      1.24%
                 11         2.03%       1.53%        1.17%       1.30%      1.35%
                 12         2.21%       1.62%        1.32%       1.47%      1.44%
                 13         2.39%       1.74%        1.48%       1.61%
                 14         2.49%       1.84%        1.66%       1.73%
                 15         2.60%       1.96%        1.79%       1.81%
                 16         2.72%       2.10%        1.91%       1.89%
                 17         2.85%       2.22%        2.01%       2.00%
                 18         2.98%       2.40%        2.07%
                 19         3.11%       2.55%        2.11%
                 20         3.25%       2.69%        2.17%
                 21         3.35%       2.79%
                 22         3.48%       2.85%
                 23         3.62%       2.89%
                 24         3.70%       2.82%
                 25         3.75%       2.97%
                 26         3.80%
                 27         3.87%
                 28         3.92%

   PRIME MIX (3)              57%         67%          70%         70%        70%        67%        69%        69%

(1) Cumulative static pool losses are equal to the cumulative amount of losses actually recognized up to and including a given month divided by the original principal balance of the securitization transaction.
(2) Represents the number of months since the inception of the securitization transaction.
(3) Represents the original percentage of prime contacts included within each pool.

REAL ESTATE LOAN QUALITY

The following table summarizes mortgage delinquencies over 60 days by loan type:


                                                    JUNE 30,                   DECEMBER 31,
                                                     2000                         1999
                                           -------------------------    -----------------------
                                                         (DOLLARS IN THOUSANDS)
                                            AMOUNT PAST                  AMOUNT PAST
                                           DUE OVER 60        % OF      DUE OVER 60       % OF
                                              DAYS          CATEGORY       DAYS         CATEGORY
                                           -------------    --------    ------------   --------
Single family                                 $8,264          2.81%        $8,508        2.64%
Multifamily                                    1,057          0.62          1,005        0.54
                                           -------------    --------    ------------   --------
                                              $9,321          1.68%        $9,513        1.58%
                                           =============    ========    ============   ========

NONPERFORMING ASSETS

Total nonperforming assets ("NPAs") decreased $0.4 million to $13.1 million at June 30, 2000 compared with $13.5 million at December 31, 1999. At June 30, 2000, NPAs represented 0.2% of total assets compared with 0.3% at December 31, 1999.

NPAs consist of nonperforming loans ("NPLs") and real estate owned ("REO"). REO is carried at lower of cost or fair value less estimated disposition costs. NPLs are defined as all nonaccrual loans, which include mortgage loans 90 days or more past due and impaired loans where full collection of principal and interest is not reasonably assured. When a loan is designated as nonaccrual, all previously accrued but unpaid interest is reversed. Interest on nonperforming loans excluded from interest income was $0.7 million at June 30, 2000 compared with $0.6 million at December 31, 1999.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We measure impairment based on, among other factors, the fair value of the loan's collateral. Changes in the fair value of loans are recorded through the allowance for credit losses. At June 30, 2000 impaired loans totaled $1.5 million compared to $3.9 million at December 31, 1999.

The following table classifies NPLs into significant categories:


                                                            JUNE 30,            DECEMBER 31,
                                                              2000                  1999
                                                            -------------   ----------------
                                                                 (DOLLARS IN THOUSANDS)

Loans placed on nonaccrual                                    $8,231               $ 7,362
Impaired loans                                                 1,467                 3,917
                                                            -------------   ----------------
                                                              $9,698               $11,279
                                                            =============   ================

Single family loans accounted for 82.8% of total NPAs at June 30, 2000 while multifamily loans accounted for 17.2%, although no single loan or series of such loans predominate.

ALLOWANCE FOR CREDIT LOSSES

Our allowance for credit losses was $78.9 million at June 30, 2000 compared to $64.2 million at December 31, 1999. The allowance for credit losses and related provisions are determined by considering loan volumes, loan sales, prepayments, loss trends, levels of NPLs, management's analysis of market conditions, individual loan reviews, levels of assets to reserves and other relevant factors. The allowance for credit losses is reduced by net chargeoffs and increased by the provision for credit losses. For the three and six months ended June 30, 2000, the provision for credit losses was $15.2 million and $27.2 million, respectively, compared with $4.4 million and $16.5 million for the same respective periods in 1999. Net chargeoffs for the three and six months ended June 30, 2000 were $6.4 million and $12.5 million, respectively, compared with $0.8 million and $5.5 million for the same respective periods in 1999.

We believe that the allowance for credit losses is currently adequate to cover probable losses in the portfolio that can be reasonably estimated. No single loan, borrower or series of such loans comprises a significant portion of the total portfolio. The provision and allowance for credit losses are indicative of loan volumes, loss trends and management's analysis of market conditions.

The following table sets forth the activity in the allowance for credit losses:


                                                                 FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                                          JUNE 30,                      JUNE 30,
                                                                 --------------------------     -------------------------
                                                                     2000           1999           2000            1999
                                                                 ----------       ---------     ---------         -------
                                                                                 (DOLLARS IN THOUSANDS)

Balance at beginning of period                                      $69,994        $45,097        $64,217          $37,660
Chargeoffs:
   Mortgage loans                                                      (215)        (1,036)          (845)         (2,009)
   Consumer loans                                                    (9,155)        (3,431)       (17,540)         (8,954)
                                                                 ----------       ---------     ---------         -------
                                                                     (9,370)        (4,467)       (18,385)        (10,963)
Recoveries:
   Mortgage loans                                                                    1,819              8           1,841
   Consumer loans                                                     3,010          1,913          5,849           3,667
                                                                 ----------       ---------     ---------         -------
                                                                      3,010          3,732          5,857           5,508
                                                                 ----------       ---------     ---------         -------
Net chargeoffs                                                       (6,360)          (735)       (12,528)         (5,455)
Provision for credit losses                                          15,246          4,355         27,191          16,512
                                                                 ----------       ---------     ---------         -------
Balance at end of period                                            $78,880        $48,717        $78,880         $48,717
                                                                 ==========       =========     =========         =======
Ratio of net chargeoffs during the period (annualized) to
   average loans outstanding during the period                         0.92%          0.17%          0.99%           0.69%

The increase in net chargeoffs to average loans outstanding for the three and six months ended June 30, 2000 compared to the same respective periods in 1999 is due to more automobile contracts being held on balance sheet.

The following table presents summarized data relative to the allowance for credit and real estate losses at the dates indicated:


                                                                                       JUNE 30,         DECEMBER 31,
                                                                                         2000               1999
                                                                                    ------------        ------------
                                                                                        (DOLLARS IN THOUSANDS)
Total loans (1)                                                                      $3,288,399         $2,181,624
Allowance for credit losses                                                              78,880             64,217
Allowance for real estate owned losses                                                      784                784
Loans past due 60 days or more                                                           20,187             17,514
Nonperforming loans                                                                       9,698             11,279
Nonperforming assets (2)                                                                 13,148             13,535
Allowance for credit losses as a percent of:
    Total loans (1)                                                                        2.4%               2.9%
    Loans past due 60 days or more                                                       390.7%             366.7%
    Nonperforming loans                                                                  813.4%             569.4%
    Total allowance for credit losses and REO losses as a percent
          of nonperforming assets                                                        605.9%             480.2%
Nonperforming loans as a percent of total loans                                            0.3%               0.5%
Nonperforming assets as a percent of total assets                                          0.2%               0.3%

  --------------

(1) Loans net of unearned interest and undisbursed loan proceeds.
(2) Nonperforming loans and real estate owned.

CAPITAL RESOURCES AND LIQUIDITY

OVERVIEW

We require substantial capital resources and cash to support our business. In addition, as a member of the FHLB, our subsidiary, Western Financial Bank ("the Bank") is required to maintain a specified ratio of cash, short-term United States government and other qualifying securities to net withdrawable accounts and borrowings payable in a year or less. The required liquidity ratio is currently 4%. The Bank has maintained liquidity in excess of the required amount during 2000. Our ability to maintain positive cash flows from automobile operations is the result of consistent managed growth, favorable loss experience and efficient operations.

In addition to our indirect statement of cash flows as presented under generally accepted accounting principles, we also analyze the key cash flows from our automobile lending operations on a direct basis excluding certain items such as the purchase or sale of contracts. The following table shows operating cash flows for our automobile lending operations:


                                                                                                        SIX MONTHS ENDED
                                                                                                            JUNE 30,
                                                                                                      2000              1999
                                                                                                     --------          -------
                                                                                                       (DOLLARS IN THOUSANDS)
Cash flows from trusts                                                                               $76,258           $78,716
Contractual servicing income                                                                          23,127            22,009
Cash flows from owned loans                                                                           86,232            47,878
Other fee income                                                                                      29,759            20,906
Less:
Dealer participation                                                                                  48,401            42,031
Operating costs                                                                                       94,898            84,873
                                                                                                     --------          -------
Operating cash flows                                                                                 $72,077           $42,605
                                                                                                     ========          =======

Operating cash flows from automobile lending operations have improved for the six months ended June 30, 2000 compared with the same period in 1999 as a result of the improving credit quality of our portfolio as well as improved operating efficiency and declining dealer participation rates on automobile contracts.

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

COLLECTIONS OF PRINCIPAL AND INTEREST FROM LOANS

Our primary source of funds is the collection of principal and interest from loans originated. For automobile contracts, these monies are deposited into collection accounts established in connection with each securitization transaction or into our accounts for contracts not in a securitization. Pursuant to reinvestment contracts entered into in connection with each securitization transaction, the Bank or WFS Financial Auto Loans 2, Inc. ("WFAL2") receive access to the amounts deposited into each collection account and the amounts held in the spread accounts for each securitization transaction. The Bank and WFAL2 then make those funds available to WFS, in the case of the Bank pursuant to a reinvestment contract with the Bank and in the case of WFAL2 through its purchase of contracts from WFS. WFS is then permitted to use those amounts so received in its daily operations to fund the purchase of automobile contracts or to cover the day to day costs of its operations. For real estate loans and mortgage-backed securities ("MBS"), principal and interest are deposited into our own accounts and such amounts are also used in our daily operations. Total loan and MBS principal and interest collections totaled $1.8 billion for the six months ended June 30, 2000 compared with $1.5 billion for the same period in 1999.

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

CONTRACT SECURITIZATIONS AND LOAN SALES

Since 1985, we have securitized $16.6 billion of automobile receivables in 48 public offerings making us the fourth largest issuer of such securities in the nation. We securitized $1.0 billion and $2.2 billion for the three and six months ended June 30, 2000, respectively, compared to no securitizations and $1.0 billion for the same respective periods in 1999. We expect to continue to use securitization transactions as part of our liquidity strategy when appropriate market conditions exist.

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

SUBORDINATED CAPITAL DEBENTURES

In 1993 and 1998, we, through the Bank, issued $125 million of 8.5% and $150 million of 8.875% subordinated capital debentures due 2003 and 2007, respectively, of which $190 million was outstanding at June 30, 2000. In addition to providing additional liquidity, the Bank is permitted to include substantially all of these debentures in supplementary capital for purposes of determining compliance with risk-based capital requirements.

PRINCIPAL USES OF CASH

ACQUISITION OF LOANS OR INVESTMENT SECURITIES

Our most significant use of cash is for the acquisition of loans, MBS or other investment securities. Loan originations totaled $1.2 billion and $2.2 billion for the three and six months ended June 30, 2000, respectively, compared with $1.1 billion and $1.9 billion for the same respective periods in 1999. We purchased $554 million of MBS and other investment securities during the six months ended June 30, 2000 compared with $842 million during the six months ended June 30, 1999.

PAYMENTS OF PRINCIPAL AND INTEREST ON SECURITIZATION TRANSACTIONS

Under the terms of our reinvestment contract, we are required to make quarterly payments of interest and principal to noteholders and certificateholders. Payment of principal and interest to noteholders and certificateholders was $1.8 billion for the six months ended June 30, 2000 compared with $1.1 billion for the same period in 1999.

AMOUNTS PAID TO DEALERS

Consistent with industry practice, we generally pay an up-front dealer participation to the originating dealer for each automobile contract purchased. Participation paid to dealers for the three and six months ended June 30, 2000 was $25.5 million and $48.4 million compared with $21.9 million and $42.0 million for the same period in 1999. Typically, the acquisition of prime quality contracts higher up the prime credit quality spectrum requires a higher amount of participation paid to the dealer due to increased level of competition for such contracts.

ADVANCES TO SPREAD ACCOUNTS

At the time a securitization transaction closes, we are required to advance monies to initially fund the spread account. Additionally, these spread accounts are required to increase beyond the initial spread account funding to predetermined levels. These spread accounts increase through receipt of excess cash flow until these predetermined levels are met. The amounts due from trust represent funds due to us that have not yet been disbursed from the spread accounts. The amounts due from trusts at June 30, 2000, including initial advances not yet returned, was $403 million compared with $439 million at December 31, 1999.

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

The following table summarizes our actual capital and required capital as of June 30, 2000 and December 31, 1999:


                                                                                             TIER 1
                                                       TANGIBLE            CORE            RISK-BASED         RISK-BASED
                                                       CAPITAL            CAPITAL            CAPITAL           CAPITAL
                                                                            (DOLLARS IN THOUSANDS)
JUNE 30, 2000
Actual Capital:
  Amount                                                $488,300          $488,300           $488,300           $737,084
  Capital ratio                                             8.25%             8.25%              7.10%             10.72%
FIRREA minimum required capital:
  Amount                                                 $88,827          $177,654             N/A              $550,189
  Capital ratio                                             1.50%             3.00%            N/A                  8.00%
  Excess                                                $399,473          $310,646             N/A              $186,895
FDICIA well capitalized required capital:
  Amount                                                 N/A              $296,090           $412,642           $687,736
  Capital ratio                                          N/A                  5.00%              6.00%             10.00%
  Excess                                                 N/A              $192,210            $75,658             49,348

DECEMBER 31, 1999
Actual Capital:
  Amount                                                $400,438          $400,438           $400,438           $641,164
  Capital ratio                                             8.85%             8.85%              6.49%             10.39%
FIRREA minimum required capital:
  Amount                                                 $67,836          $135,672             N/A              $493,442
  Capital ratio                                             1.50%            3.00%             N/A                  8.00%
  Excess                                                $332,601          $264,765             N/A              $147,721
FDICIA well capitalized required capital:
  Amount                                                 N/A              $226,120           $370,082           $616,803
  Capital ratio                                          N/A                  5.00%             6.00%             10.00%
  Excess                                                 N/A              $174,317            $30,355            $24,360

The following table reconciles the Bank's capital in accordance with GAAP to the Bank's tangible, core and risk-based capital:


                                                                                   JUNE 30,             DECEMBER 31,
                                                                                     2000                  1999
                                                                                   -----------          ------------
                                                                                         (DOLLARS IN THOUSANDS)
Bank shareholder's equity - GAAP basis                                              $421,395              $351,200
Adjustments for tangible and core capital:
   Unrealized losses under SFAS 115                                                   16,990                21,481
   Non-permissible activities                                                           (19)                  (273)
   Minority interest in equity of subsidiaries                                        49,934                28,030
                                                                                   -----------          ------------
Total tangible and core capital                                                      488,300               400,438
Adjustments for risk-based capital:
   Subordinated debentures (1)                                                       175,455               181,019
   General loan valuation allowance (2)                                               73,329                59,707
   Low-level recourse deduction
                                                                                   -----------          ------------
   Risk-based capital                                                               $737,084              $641,164
                                                                                   ===========          ============

-------------------------------
(1)  Excludes capitalized discounts and issue costs.
(2)  Limited to 1.25% of risk-weighted assets.

FORWARD-LOOKING STATEMENTS

Included in our Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q are several ""forward-looking statements." Forward-looking statements are those which use words such as "believe", "expect", "anticipate", "intend", "plan", "may", "will", "should","estimate", "continue" or other comparable expressions. These words indicate future events and trends.

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

- the level of secured financings, as the level will impact the timing of revenue recognition;

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

The following table summarizes our maturity GAP position:


                                                                INTEREST RATE SENSITIVITY ANALYSIS AT JUNE 30, 2000
                                               -------------------------------------------------------------------------------------
                                                                                               3 Years
                                                Within        3 Months        1 Year to          to          After 5
                                               3 Months       to 1 Year        3 Years         5 Years        Years          Total
                                               ----------     ---------       ---------        ---------     --------        ------
                                                                              (Dollars in thousands)
Interest earning assets:
   Investment securities                           $1,300                                           $485       $1,020       $2,805
   Other investments                               13,020          $200                                                     13,220
   Mortgage-backed securities                     217,701       364,803         622,793         324,287      392,622     1,922,206
                                               ----------     ---------       ---------        ---------     --------    ---------
      Total investments                           232,021       365,003         622,793         324,772      393,642     1,938,231
   Consumer loans (1)                             157,093       575,128       1,165,726         708,583       38,434     2,644,964
   Mortgage loans:
        Adjustable rate (2)                       405,415        83,077                                                    488,492
        Fixed rate (2)                              9,419         5,143           9,617           6,375       15,430        45,984
   Construction loans (2)                          12,470                                                                   12,470
   Commercial loans (2)                            83,935         7,576           1,336           2,056        1,585        96,488
                                               ----------     ---------       ---------        ---------     --------    ---------
            Total interest earning assets         900,353     1,035,927       1,799,472       1,041,786      449,091     5,226,629
Interest bearing liabilities:
   Deposits:
        Passbook accounts (3)                       2,528         6,836           3,992                                     13,356
        Demand deposit and money
           market accounts (3)                    198,771       253,368         299,863                                    752,002
        Certificate accounts (4)                  461,293       984,341          97,413           3,221                  1,546,268
        FHLB advances (4)                         104,000                         6,500                        3,150       113,650
        Securities sold under
           agreements to repurchase (4)           630,391                                                                  630,391
        Subordinated debentures (4)                                                              42,649      147,778       190,427
        Notes payable (4)                          93,650       366,189         636,574         318,633       25,378     1,440,424
        Other borrowings (4)                        5,720                            40                                      5,760
                                               ----------     ---------       ---------        ---------     --------    ---------
            Total interest bearing
               liabilities                      1,496,353     1,610,734       1,044,382         364,503      176,306     4,692,278
                                               ----------     ---------       ---------        ---------     --------    ---------
Excess interest earning/bearing assets
  (liabilities)                                  (596,000)     (574,807)        755,090         677,283      272,785       534,351
Effect  of hedging activities (5)               1,174,500      (100,000)       (115,000)       (295,000)    (664,500)
                                               ----------     ---------       ---------        ---------     --------     ---------
Hedged excess (deficit)                          $578,500     $(674,807)       $640,090        $382,283    $(391,715)     $534,351
                                               ==========     ==========      ==========       =========    =========     =========
Cumulative excess                                $578,500      $(96,307)       $543,783        $926,066     $534,351      $534,351

Cumulative excess as a percentage
  of total interest earning assets                  11.07%       (1.84%)          10.40%          17.72%       10.22%        10.22%


(1) Based on contractual maturities adjusted by our historical prepayment rate.
(2) Based on interest rate repricing adjusted for projected prepayments.
(3) Based on assumptions established by the OTS.
(4) Based on contractual maturity.
(5) Includes effect of interest rate caps and swaps on the MBS portfolio.

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

For automobile contracts, we hedge with two-year Treasury securities forward agreements ("forwards") or Eurodollar swaps ("swaps") until such contracts are securitized. Generally, we enter into forwards or swaps in amounts that correspond to the principal amount of the automobile contracts originated. The market value of these forwards or swaps is designed to respond inversely to potential changes in interest rates. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the hedge transaction. We enter into these forwards or swaps with highly rated counterparties, which further reduces our risk by avoiding any material concentration with a single counterparty. Credit exposure is limited to those agreements with a positive fair value and only to the extent of that fair value. We currently hedge substantially all of our pending securitization transactions. We then sell or transfer such contracts to securitization trusts that in turn sell asset-backed securities to investors. By securitizing our contracts, we are able to lock in the gross interest rate spread between the yield on such contracts and the interest rate on the asset-backed securities. For transactions treated as secured financings, gains and losses relative to forwards or swaps are deferred until the time of securitization and then amortized as an adjustment to interest expense over the term of the notes issued.

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

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           We or our subsidiaries are involved as parties to certain legal proceedings incidental to our businesses, including consumer class action lawsuits pertaining to our automobile finance activities. We are vigorously defending these actions and do not believe that the outcome of these proceedings will have a material effect upon our financial condition, results of operations and cash flows.

ITEM 2.    CHANGES IN SECURITIES

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On May 23, 2000, we held our annual shareholders' meeting. There were 26,601,544 shares of common stock outstanding entitled to vote, and a total of 25,335,743 (95.3%) were represented at the meeting in person or by proxy. The following summarizes vote results of proposals submitted to our shareholders:

            1. Proposal to elect directors, each for a two-year term


                                                      FOR                     WITHHELD
                                                      ---                     --------
                   Judith M. Bardwick             25,305,131                   30,612
                   Stanley E. Foster              25,304,831                   30,912
                   Ernest S. Rady                 25,302,856                   32,887

            2. Proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2000


                                         FOR                    AGAINST                   ABSTAIN
                                         ---                    -------                   -------
                                     25,313,560                  17,286                    4,897


ITEM 5.    OTHER INFORMATION

                               None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)                 EXHIBITS

                               Exhibit 27  Financial Data Schedule

           (b)                 REPORTS ON FORM 8-K

                               We filed report Form 8-K on July 19, 2000 to present pro forma portfolio basis statements of income.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WESTCORP
------------------------------------------------------------------------------
                                  (Registrant)

Date:  August 14, 2000            By:  /s/ Joy Schaefer
     --------------------             ---------------------------------------
                                       Joy Schaefer
                                       President and Chief Operating Officer

Date:  August 14, 2000            By: /s/ Lee A. Whatcott
     --------------------             ---------------------------------------
                                       Lee A. Whatcott
                                       Executive Vice President (Principal
                                       Financial and Accounting Officer)
                                       and Chief Financial Officer