Form 10-Q
period 2000-09-30
WESTCORP /CA/
filed 2000-11-14
CIK 813461

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 31, 2000, the registrant had 31,928,522 outstanding shares of common stock, $1.00 par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 38.

                            WESTCORP AND SUBSIDIARIES

                                    FORM 10-Q

                               SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                 --------------


                                                                                 Page No.
                                                                                 --------
PART I.        FINANCIAL INFORMATION

   Item 1.     Financial Statements

               Consolidated Statements of Financial Condition at
               September 30, 2000 and December 31, 1999                              3

               Consolidated Statements of Income for the
               Three and Nine Months Ended September 30, 2000 and 1999               4

               Consolidated Statements of Changes in Shareholders' Equity for
               the Periods Ended September 30, 2000 and December 31, 1999            5

               Consolidated Statements of Cash Flows for the
               Nine Months Ended September 30, 2000 and 1999                         6

               Notes to Consolidated Financial Statements                            7

   Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                  13

   Item 3.     Quantitative and Qualitative Disclosure about Market Risk            34

PART II.       OTHER INFORMATION

   Item 1.     Legal Proceedings                                                    37

   Item 2.     Changes in Securities                                                37

   Item 3.     Defaults Upon Senior Securities                                      37

   Item 4.     Submission of Matters to a Vote of Security Holders                  37

   Item 5.     Other Information                                                    37

   Item 6.     Exhibits and Reports on Form 8-K                                     37

SIGNATURES                                                                          38

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            WESTCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                         2000            1999
                                                                     -----------      -----------
                                                              (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
 ASSETS
 Cash                                                                $    34,944      $    33,645
 Interest bearing deposits with other financial institutions                 720              720
 Other short-term investments                                             53,000          137,000
                                                                     -----------      -----------
   Cash and due from banks                                                88,664          171,365
 Investment securities available for sale                                 10,884           10,111
 Mortgage-backed securities available for sale                         1,982,646        1,431,376
 Loans held for sale                                                      25,922        1,469,741
 Loans receivable                                                      4,196,164          712,157
 Allowance for credit losses                                             (92,900)         (64,217)
                                                                     -----------      -----------
   Loans receivable, net                                               4,129,186        2,117,681
 Amounts due from trusts                                                 379,233          439,022
 Retained interest in securitized assets                                 124,676          167,277
 Premises and equipment, net                                              84,377           84,989
 Other assets                                                            122,035           76,953
                                                                     -----------      -----------
           TOTAL ASSETS                                              $ 6,921,701      $ 4,498,774
                                                                     ===========      ===========

 LIABILITIES
 Deposits                                                            $ 2,588,320      $ 2,212,309
 Securities sold under agreements to repurchase                          180,851          249,675
 Federal Home Loan Bank advances                                          98,609          240,744
 Amounts held on behalf of trustee                                       546,354          687,274
 Notes payable                                                         2,737,994          469,586
 Other liabilities                                                        54,290           59,140
                                                                     -----------      -----------
           TOTAL LIABILITIES                                           6,206,418        3,918,728

 Subordinated debentures                                                 190,069          199,298
 Minority interests                                                       53,173           28,030

 SHAREHOLDERS' EQUITY
 Common stock, (par value $1.00 per share; authorized 45,000,000 shares; issued and outstanding 31,927,050 shares in 2000 and
   26,597,344 in 1999)                                                    31,927           26,597

 Paid-in capital                                                         246,847          190,137
 Retained earnings                                                       207,396          157,465
 Accumulated other comprehensive loss, net of tax                        (14,129)         (21,481)
                                                                     -----------      -----------
           TOTAL SHAREHOLDERS' EQUITY                                    472,041          352,718
                                                                     -----------      -----------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 6,921,701      $ 4,498,774
                                                                     ===========      ===========



          See accompanying notes to consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                                            ----------------------------    -----------------------------
                                                                2000            1999            2000             1999
                                                            ------------    ------------    ------------     ------------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income:
          Loans, including fees                             $    124,015    $     47,493    $    286,696     $    139,007
          Mortgage-backed securities                              34,297          23,828          92,653           63,330
          Investment securities                                      132             143             411            1,458
          Other                                                    6,211           2,061          11,826            8,736
                                                            ------------    ------------    ------------     ------------
        TOTAL INTEREST INCOME                                    164,655          73,525         391,586          212,531
Interest expense:
          Deposits                                                35,604          26,592          95,418           77,835
          Federal Home Loan Bank advances and other
          borrowings                                              46,400           4,615          87,201           16,355

          Securities sold under agreements to repurchase           8,891           4,667          24,921           15,609
                                                            ------------    ------------    ------------     ------------
        TOTAL INTEREST EXPENSE                                    90,895          35,874         207,540          109,799
                                                            ------------    ------------    ------------     ------------
NET INTEREST INCOME                                               73,760          37,651         184,046          102,732
Provision for credit losses                                       24,906          15,924          52,097           32,435
                                                            ------------    ------------    ------------     ------------
NET INTEREST INCOME AFTER
          PROVISION FOR CREDIT LOSSES                             48,854          21,727         131,949           70,297
Noninterest income:
          Automobile lending                                      37,923          56,509         127,484          147,870
          Mortgage banking                                           458           3,608           6,932            7,971
          Investment and mortgage-backed securities
          gains (losses)                                                              29            (727)           1,303
          Insurance income                                         1,816           1,777           4,959            4,829
          Miscellaneous                                              982             562           4,050            3,981
                                                            ------------    ------------    ------------     ------------
        TOTAL NONINTEREST INCOME                                  41,179          62,485         142,698          165,954
Noninterest expenses:
          Salaries and associate benefits                         32,011          34,053         100,056           99,860
          Credit and collections                                   5,367           5,028          15,627           16,363
          Occupancy                                                3,110           3,179           9,193            9,270
          Data processing                                          4,358           3,676          12,363           10,758
          Telephone                                                1,310           1,807           4,461            5,178
          Miscellaneous                                            7,735           8,074          24,218           25,530
                                                            ------------    ------------    ------------     ------------
        TOTAL NONINTEREST EXPENSES                                53,891          55,817         165,918          166,959
                                                            ------------    ------------    ------------     ------------
INCOME BEFORE INCOME TAXES                                        36,142          28,395         108,729           69,292
Income taxes                                                      14,911          11,947          44,600           29,255
                                                            ------------    ------------    ------------     ------------
INCOME BEFORE MINORITY INTEREST                                   21,231          16,448          64,129           40,037
Minority interest in earnings of subsidiaries                      3,082           1,706           8,580            4,797
                                                            ------------    ------------    ------------     ------------
INCOME BEFORE EXTRAORDINARY ITEM                                  18,149          14,742          55,549           35,240
Extraordinary gain from early extinguishment of debt
          (net of income taxes of $12, $228, $169 and
          $1,400, respectively)                                       16             315             234            1,934
                                                            ------------    ------------    ------------     ------------
NET INCOME                                                  $     18,165    $     15,057    $     55,783     $     37,174
                                                            ============    ============    ============     ============
Net income per common share - basic:
          Income before extraordinary item                  $       0.57    $       0.56    $       1.94     $       1.33
          Extraordinary item                                        0.00            0.01            0.01             0.07
                                                            ------------    ------------    ------------     ------------
          Net income                                        $       0.57    $       0.57    $       1.95     $       1.40
                                                            ============    ============    ============     ============
Net income per common share - diluted:
          Income before extraordinary item                  $       0.57    $       0.56    $       1.94     $       1.33
          Extraordinary item                                        0.00            0.01            0.01             0.07
                                                            ------------    ------------    ------------     ------------
          Net income                                        $       0.57    $       0.57    $       1.95     $       1.40
                                                            ============    ============    ============     ============
Weighted average number of common shares outstanding:
          Basic                                               31,922,008      26,491,879      28,677,101       26,481,361
          Diluted                                             31,944,528      26,571,240      28,689,820       26,500,860

          See accompanying notes to consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                                      ACCUMULATED
                                                                                                          OTHER
                                                                                                      COMPREHENSIVE
                                                           COMMON         PAID-IN        RETAINED     INCOME (LOSS),
                                             SHARES         STOCK         CAPITAL        EARNINGS       NET OF TAX         TOTAL
                                           ----------     ----------     ----------     ----------      ----------      ----------
                                                        (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance at January 1, 1999                 26,474,814     $   26,475     $  188,739     $  110,138      $    3,693      $  329,045
   Net income                                                                               52,626                          52,626
   Unrealized losses on securities
      available for sale and retained
      interest in securitized assets,
      net of tax (1)                                                                                       (24,312)        (24,312)
   Less:  reclassification adjustment
      for gains included in net income                                                                        (862)           (862)
                                                                                                                        ----------
   Comprehensive income                                                                                                     27,452
   Stock options exercised                    122,530            122            929                                          1,051
   Cash dividends                                                                           (5,299)                         (5,299)
   Purchase of subsidiary stock                                                 469                                            469
                                           ----------     ----------     ----------     ----------      ----------      ----------
Balance at December 31, 1999               26,597,344         26,597        190,137        157,465         (21,481)        352,718
    Net income                                                                              55,783                          55,783
   Unrealized gains on securities
      available for sale and retained
      interest in securitized assets,
      net of tax (1)                                                                                         7,352           7,352

                                                                                                                        ----------
   Comprehensive income                                                                                                     63,135
   Issuance of common stock                 5,329,706          5,330         50,307                                         55,637
   Issuance of subsidiary common stock                                        6,403                                          6,403
   Cash dividends                                                                           (5,852)                         (5,852)
                                           ----------     ----------     ----------     ----------      ----------      ----------
Balance at September 30, 2000              31,927,050     $   31,927     $  246,847     $  207,396      $  (14,129)     $  472,041
                                           ==========     ==========     ==========     ==========      ==========      ==========

(1) Includes securities available for sale and retained interest in securitized assets. The pre-tax decrease in unrealized losses on securities available for sale and retained interest in securitized assets was $12.7 million for the period ended September 30, 2000 compared with a pre-tax increase of $41.9 million for the period ended December 31, 1999.



          See accompanying notes to consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                               -----------     -----------
                                                                   2000           1999
                                                               -----------     -----------
                                                                  (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                     $    55,783     $    37,174
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Provision for credit losses                                     52,097          32,435
    Depreciation and amortization                                   12,347          12,506
    Amortization of retained interest in securitized assets         62,669          86,983
    (Increase) decrease in other assets                            (46,155)          9,115
    (Decrease) increase in other liabilities                        (4,850)          1,287
    Other, net                                                      24,873           6,849
                                                               -----------     -----------
           NET CASH PROVIDED BY OPERATING ACTIVITIES               156,764         186,349
INVESTING ACTIVITIES
Loans:
    Origination of loans                                        (3,451,093)     (2,984,114)
    Proceeds from contract securitizations                         660,000       2,500,000
    Proceeds from sale of mortgage loans                             2,198           2,034
    Other changes in loans                                         722,067         484,123
Investment securities available for sale:
    Purchases                                                       (1,845)           (116)
    Proceeds from sale                                                              75,470
    Proceeds from maturities                                                            36
Mortgage-backed securities:
    Purchases                                                     (655,577)       (844,295)
    Proceeds from sale                                                  15         109,726
    Payments received                                              113,111         204,301
Increase in retained interest in securitized assets                (19,240)        (93,541)
Decrease (increase) in amounts due from trusts                      59,789         (87,076)
Purchase of premises and equipment                                  (8,976)        (19,604)
                                                               -----------     -----------
           NET CASH USED IN INVESTING ACTIVITIES                (2,579,551)       (653,056)
FINANCING ACTIVITIES
Increase in deposits                                               376,011          75,214
Decrease in securities sold under agreements to repurchase         (68,824)         (8,851)
Increase in borrowings                                           2,268,408         491,666
(Decrease) increase in amounts held on behalf of trustee          (140,920)        131,314
Decrease in  FHLB advances                                        (142,135)       (151,590)
Decrease in subordinated debentures                                 (8,642)        (28,603)
Proceeds from issuance of common stock                              55,637             503
Cash dividends                                                      (5,852)         (3,972)
Issuance of subsidiary common stock                                  6,403
                                                               -----------     -----------
           NET CASH PROVIDED BY FINANCING ACTIVITIES             2,340,086         505,681
                                                               -----------     -----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (82,701)         38,974
Cash and equivalents at beginning of period                        171,365         137,754
                                                               -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $    88,664     $   176,728
                                                               ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest                                                       $   194,002     $   113,733
Income taxes                                                        69,185          41,292

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:
Acquisition of real estate through foreclosure                 $     3,227     $     5,110

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in the Westcorp Form 10-K.

Certain amounts from the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.

In June 1998, the Financial Accounting Standards Board, also known as FASB, issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, also known as SFAS No. 133, as amended by Statements No. 137 and No. 138, in June 1999 and June 2000, respectively. These statements provide guidance for the way enterprises report information about derivatives and hedging in annual financial statements and in interim financial reports. These statements require all derivatives to be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that are not hedges must be adjusted directly through income. Changes in the fair value of derivatives that are hedges will be either offset against the change in the fair value of the hedged assets, liabilities or firm commitments directly through income or recognized through other comprehensive income on the balance sheet until the hedged item is recognized in earnings, depending on the nature of the hedges. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings if the derivative is a fair value hedge as defined by SFAS No. 133. The ineffective portion of a derivative's change in fair value for a cash flow hedge as defined by SFAS No. 133 will be either recognized in comprehensive income on the balance sheet if the hedge is less than 100% effective or in earnings if the hedge is greater than 100% effective.

To protect against potential changes in interest rates affecting future securitization transactions of automobile asset-backed securities, we enter into two-year Treasury securities forward agreements and Euro-dollar swap agreements. Gains and losses relative to these agreements are deferred until the completion of the securitization transaction. Once the transaction is complete, the deferred amount is then amortized into earnings over the duration of the securities. We expect to classify these derivatives as cash flow hedges under SFAS No. 133. Upon adoption of SFAS No. 133 on January 1, 2001, we expect to record a cumulative effect adjustment to other comprehensive income in the amount of the deferred gain or loss on agreements outstanding as of January 1, 2001. We do not expect that the adoption of SFAS No. 133 for these agreements will have a material effect on our earnings or financial position.

To protect against market value changes on our mortgage-backed securities portfolio, we have historically entered into interest rate cap and swap agreements. As part of the adoption of SFAS No. 133, we expect to redesignate these existing agreements from fair value hedges on our MBS portfolio to cash flow hedges that will protect against potential changes in interest rates affecting future deposits gathered by us. We cannot yet determine the effect that the adoption of SFAS No. 133 will have on our earnings or financial position relative to these agreements. We are still awaiting resolution from the Derivatives Implementation Group of the FASB, also known as DIG, regarding an issue relating to cash flow hedging of a group of individual transactions. We anticipate that the DIG will resolve this issue sometime in late December.

                            WESTCORP AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                   (UNAUDITED)

NOTE 2 - INVESTMENT SECURITIES AVAILABLE FOR SALE

Investment securities available for sale consisted of the following:

                                                                  SEPTEMBER 30, 2000
                                            ----------------------------------------------------------------
                                                                GROSS            GROSS
                                              AMORTIZED       UNREALIZED       UNREALIZED          FAIR
                                                 COST            GAIN             LOSS            VALUE
                                            --------------  ---------------  --------------  ---------------
                                                                 (DOLLARS IN THOUSANDS)
Obligations of states and political
  subdivisions                                $    1,509        $      9       $       2        $    1,516
Owner trust certificates                           7,016                                             7,016
Other                                              2,352                                             2,352
                                              ----------        ---------      ---------        ----------
                                              $   10,877        $      9       $       2        $   10,884
                                              ==========        =========      =========        ==========

                                                                   DECEMBER 31, 1999
                                            ----------------------------------------------------------------
                                                                GROSS            GROSS
                                              AMORTIZED       UNREALIZED       UNREALIZED          FAIR
                                                 COST            GAIN             LOSS            VALUE
                                            --------------  ---------------  --------------  ---------------
                                                                 (DOLLARS IN THOUSANDS)
Obligations of states and political
  subdivisions                                 $    1,510       $       6       $      10      $    1,506
Owner trust certificates                            7,866                                           7,866
Other                                                 739                                             739
                                               -----------      ---------       ---------      ----------
                                               $   10,115       $       6       $      10      $   10,111
                                               ==========       =========       =========      ==========

NOTE 3 - MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

Mortgage-backed securities available for sale consisted of the following:

                                                                SEPTEMBER 30, 2000
                                            ----------------------------------------------------------------
                                                                GROSS            GROSS
                                              AMORTIZED       UNREALIZED       UNREALIZED          FAIR
                                                 COST            GAIN             LOSS            VALUE
                                            --------------  ---------------  --------------  ---------------
                                                                 (DOLLARS IN THOUSANDS)
GNMA certificates                           $  1,929,334     $    12,389      $    34,689      $  1,907,034
FNMA participation certificates                   72,138                            1,148            70,990
FHLMC participation certificates                   2,026                               48             1,978
Other                                              2,644                                              2,644
                                            ------------     -----------      -----------      ------------
                                            $  2,006,142     $    12,389      $    35,885      $  1,982,646
                                            ============     ===========      ===========      ============

                            WESTCORP AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                   (UNAUDITED)

                                                    DECEMBER 31, 1999
                                    ----------------------------------------------------
                                                     GROSS        GROSS
                                    AMORTIZED     UNREALIZED    UNREALIZED      FAIR
                                       COST          GAIN          LOSS         VALUE
                                    ----------    ----------    ----------    ----------
                                                   (DOLLARS IN THOUSANDS)
GNMA certificates                   $1,378,111    $   27,853    $   61,514    $1,344,450
FNMA participation certificates         83,883                       1,928        81,955
FHLMC participation certificates         2,154                          70         2,084
Other                                    2,887                                     2,887
                                    ----------    ----------    ----------    ----------
                                    $1,467,035    $   27,853    $   63,512    $1,431,376
                                    ==========    ==========    ==========    ==========

NOTE 4 - NET LOANS RECEIVABLE

Net loans receivable consisted of the following:

                                                          SEPTEMBER 30,    DECEMBER 31,
                                                              2000            1999
                                                          -------------    -----------
                                                              (DOLLARS IN THOUSANDS)
Real Estate:
  Mortgage                                                $   515,673      $   589,286
  Construction                                                 18,736           23,190
                                                          -----------      -----------
                                                              534,409          612,476
Less:  undisbursed loan proceeds                                7,795           14,174
                                                          -----------      -----------
                                                              526,614          598,302
Consumer:
  Automobile contracts                                      3,595,765        1,518,434
  Dealer participation, net of deferred contract fees          70,891           31,532
  Other                                                        15,360           20,951
  Unearned discounts                                          (87,730)         (54,248)
                                                          -----------      -----------
                                                            3,594,286        1,516,669
Commercial                                                    101,186           66,927
                                                          -----------      -----------
                                                            4,222,086        2,181,898
Allowance for credit losses                                   (92,900)         (64,217)
                                                          -----------      -----------
                                                            4,129,186        2,117,681
Less:  loans held for sale
  Mortgage                                                     20,944           37,097
  Consumer                                                      4,978        1,432,644
                                                          -----------      -----------
                                                               25,922        1,469,741
                                                          -----------      -----------
                                                          $ 4,103,264      $   647,940
                                                          ===========      ===========

Contracts serviced by us for the benefit of others totaled approximately $3.0 billion at September 30, 2000 and $3.9 billion at December 31, 1999. The decrease in contracts serviced by us for the benefit of others is the result of our newer securitization transactions being treated as secured financings rather than sales.

                            WESTCORP AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                   (UNAUDITED)

NOTE 5 - RETAINED INTEREST IN SECURITIZED ASSETS

Retained interest in securitized assets, also known as RISA, is capitalized upon the sale of contracts to securitization trusts. RISA represents the present value of the estimated future earnings to be received by us from the excess spread created in securitization transactions. Excess spread is calculated by taking the coupon rate of the contracts securitized less the interest rate paid to the investors less contractually specified servicing fee and guarantor fees, after giving effect to estimated credit losses and prepayments.

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

The following table presents the activity of the RISA:

                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                            ----------------------    ----------------------
                                               2000         1999         2000        1999
                                            ---------    ---------    ---------    ---------
                                                            (DOLLARS IN THOUSANDS)
Beginning balance                           $ 140,639    $ 164,891    $ 167,277    $ 171,230
Additions                                                   43,582       19,240       93,541
Amortization                                  (17,341)     (33,847)     (62,669)     (86,983)
Change in unrealized gain/loss on RISA(1)       1,378         (154)         828       (3,316)
                                            ---------    ---------    ---------    ---------
Ending balance                              $ 124,676    $ 174,472    $ 124,676    $ 174,472
                                            =========    =========    =========    =========

(1) Change in unrealized gain/loss on RISA represents the effect that current changes in interest rates have on the valuation of the RISA. Such amount will not be realized unless the RISA is sold.

Estimated future undiscounted RISA earnings are calculated by taking the difference between the coupon rate of the contracts securitized and the interest rate paid to the investors, less the contractually specified servicing fee and guarantor fees, after giving effect to estimated prepayments and assuming no losses. To arrive at the RISA, this amount is reduced by the off balance sheet allowance established for probable future losses that can be reasonably estimated and by discounting to present value.

                            WESTCORP AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                   (UNAUDITED)

The following table presents the estimated future undiscounted retained interest earnings to be received from securitizations:

                \                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                         2000              1999
                                                                     -----------       -----------
                                                                         (DOLLARS IN THOUSANDS)
Estimated net undiscounted RISA earnings                             $   293,977       $   410,066
Off balance sheet allowance for credit losses                           (153,383)         (220,838)
Discount to present value                                                (15,918)          (21,951)
                                                                     -----------       -----------
Retained interest in securitized assets                              $   124,676       $   167,277
                                                                     ===========       ===========

Outstanding balance of contracts sold through securitizations        $ 3,028,819       $ 3,890,685
Off balance sheet allowance for losses as a percent of contracts
    sold through securitizations                                            5.06%             5.68%

We believe that the off balance sheet allowance for credit losses is currently adequate to absorb probable future losses in the underlying portfolio that can be reasonably estimated.

NOTE 6 - SECURED FINANCINGS

For the nine months ended September 30, 2000, we securitized $3.6 billion of automobile contracts in the asset-backed securities market. This compares with $2.5 billion of automobile contracts securitized during the same period a year ago. Of the total $3.6 billion securitized for the year, $2.9 was treated as secured financings. The amount outstanding on these secured financings at September 30, 2000 was $2.7 billion. For these transactions, the Class A-1 Notes were rated A-1+ by Standard & Poor's Rating Services, also known as S&P, and P-1 by Moody's Investor Service, Inc., also known as Moody's. The Class A-2, A-3 and A-4 Notes were rated AAA by S&P and Aaa by Moody's. Timely principal and interest payments on the Notes are guaranteed by insurance policies. Interest payments on the Notes are due quarterly, in arrears, based on the respective Note's interest rate. Interest expense totaled $39.0 million and $62.7 million for the three and nine months ended September 30, 2000, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                SEPTEMBER 30,              SEPTEMBER 30,
                                         -------------------------   -------------------------
                                             2000         1999          2000          1999
                                         -----------   -----------   -----------   -----------
                                                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BASIC
Net income                               $    18,165   $    15,057   $    55,783   $    37,174
Average common shares outstanding         31,922,008    26,491,879    28,677,101    26,481,361
Net income per common share -- basic     $      0.57   $      0.57   $      1.95   $      1.40

DILUTED
Net income                               $    18,165   $    15,057   $    55,783   $    37,174
Average common shares outstanding         31,922,008    26,491,879    28,677,101    26,481,361
Stock option adjustment                       22,520        79,361        12,719        19,499
Average common shares outstanding         31,944,528    26,571,240    28,689,820    26,500,860
Net income per common share -- diluted   $      0.57   $      0.57   $      1.95   $      1.40


Options to purchase 361,700 and 528,097 shares of common stock at prices ranging from $12.00 to $19.00 were outstanding at September 30, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

Our primary sources of revenue are net interest income and noninterest income. Net interest income is the difference between the income earned on interest earning assets and the interest paid on interest bearing liabilities. Noninterest income is primarily made up of revenues generated from the sale and servicing of loans. The primary components of noninterest income include gain on sale of automobile loans and mortgage loans, retained interest income on automobile contracts sold, contractually specified servicing fees for the servicing of loans, late charges and other miscellaneous servicing fee income. Other components of noninterest income include gains and losses from the sale of investment and mortgage-backed securities, insurance income, fees related to the sales of investment products such as mutual funds and annuities, and fee income from depository accounts.

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

                                                     -  Pay dealer participation to dealer and record dealer
                                                        participation as part of contract receivable

                                                     -  Establish allowance for credit losses

                                                     -  Fund purchase using line of credit and operating cash
                                                        flows

                                                     -  Retain contract on balance sheet

Transfer contract to a securitization trust          -  Record securities as liabilities of the company
(on balance sheet)                                   -  Retain contract on balance sheet

                                                     -  Pay down line of credit with securitization proceeds

Sell contract to a securitization trust (off
balance sheet)                                       -  Pay down line of credit with securitization proceeds

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

                                                     -  Record gain on sale which is equal to the RISA less
                                                        dealer participation, issuance costs and the effect of
                                                        hedging activities

                                                     -  Reduce the allowance for credit losses

Collect payment for on balance sheet contract        -  Recognize net interest income
(whether or not pledged to a securitization trust)
                                                     -  Reduce line of credit unless pledged to a
                                                        securitization trust, in which case the payment is
                                                        used to reduce the outstanding amount of the
                                                        respective notes to the asset-backed securities
                                                        investor

                                                     -  Collect late charges and other fees


Collect payment for off balance sheet contract       -  Amortize the RISA asset (Actual cash flows in excess
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


NET INTEREST INCOME

Net interest income is affected by the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities (interest rate spread) and the relative amounts of our interest earning assets and interest bearing liabilities. Net interest income for the three and nine months ended September 30, 2000 was $73.8 million and $184 million, respectively, compared with $37.7 million and $103 million for the same respective periods a year earlier. Net interest income increased as more automobile loans were held on the balance sheet as we utilize our own liquidity sources and completed $2.9 billion in secured financings for the nine months ended September 30, 2000.

Interest rates for interest earning assets and interest bearing liabilities for the three and nine months ended September 30, 2000 and 1999 are summarized as follows:

                                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                                          SEPTEMBER 30,        SEPTEMBER 30,
                                                        ----------------      ---------------
                                                        2000       1999       2000       1999
                                                        -----      -----      -----      -----
                                                        YIELD/     YIELD/     YIELD/     YIELD/
                                                         RATE       RATE       RATE       RATE
                                                        -----      -----      -----      -----
Interest earning assets:
   Total investments:
      Mortgage-backed securities                         7.10%      6.29%      6.87%      6.16%
      Other investments                                  6.39       5.08       5.87       5.07
                                                        -----      -----      -----      -----
         Total investments                               6.98       6.17       6.74       5.98
   Total loans:
      Consumer loans                                    14.54      15.79      14.52      15.52
      Mortgage loans (1)                                 7.92       7.38       7.85       7.34
      Commercial loans                                   9.05       8.57       9.12       8.34
                                                        -----      -----      -----      -----
         Total loans                                    13.40      11.97      13.04      11.57
                                                        -----      -----      -----      -----
         Total interest earning assets                  10.94       8.97      10.45       8.74
Interest bearing liabilities:
  Deposits                                               5.80       4.85       5.49       4.86
  Securities sold under agreements to repurchase         6.50       5.12       6.06       5.03
  FHLB advances and other borrowings                     7.29       5.39       7.00       5.55
  Subordinated debentures                                8.92       8.98       8.97       8.95
                                                        -----      -----      -----      -----
         Total interest bearing liabilities              6.60       5.03       6.18       5.19
                                                        -----      -----      -----      -----
Interest rate spread                                     4.34%      3.94%      4.27%      3.55%
                                                        =====      =====      =====      =====
Net yield on average interest earning assets             4.95%      4.96%      4.98%      4.34%
                                                        =====      =====      =====      =====

(1) For the purposes of these computations, non-accruing loans are included in the average loan amounts outstanding.

PROVISION FOR CREDIT LOSSES

We maintain an allowance for credit losses on the loans held on the balance sheet to cover probable losses which can be reasonably estimated. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on the loans held on balance sheet or as a result of the reduction of loans held on the balance sheet through loan sales. The level of allowance is based principally on the outstanding balance of loans held on balance sheet and historical loss trends. We believe that the allowance for credit losses is currently adequate to absorb probable losses in our owned loan portfolio which we can reasonably estimate. For the three and nine months ended September 30, 2000, the provision for credit losses totaled $24.9 million and $52.1 million, respectively, compared with $15.9 million and $32.4 million for the same respective periods in 1999. The increase was the result of a higher level of automobile loans held on balance sheet.

NONINTEREST INCOME

Automobile Lending

On a regular basis, we securitize automobile contracts in the asset-backed securities market and retain the servicing rights. Such transactions are treated as sales to a securitization trust or financings for accounting purposes. For transactions treated as sales to a securitization trust, we record a gain equal to the present value of the estimated future earnings from the portfolio of contracts sold. Net interest earned on such contracts and fees earned for servicing the contract portfolios are recognized over the life of the securitization transactions as contractual servicing income, retained interest income and other fee income. We expect securitization transactions in the foreseeable future to be structured and accounted for as secured financings. Contract securitizations totaled $1.4 billion and $3.6 billion for the three and nine months ended September 30, 2000, respectively, compared with $1.5 billion and $2.5 billion for the same respective periods in 1999.

The components of automobile lending income were as follows:

                                               THREE MONTHS          NINE MONTHS
                                           ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                           -------------------   -------------------
                                             2000       1999       2000       1999
                                           --------   --------   --------   --------
                                                    (DOLLARS IN THOUSANDS)
Gain on sale of automobile contracts       $          $ 20,251   $  7,719   $ 44,874
Retained interest income                     12,453     12,308     43,385     37,888
Contractual servicing income                  9,986     12,434     33,113     34,443
Other fee income                             15,484     11,516     43,267     30,665
                                           --------   --------   --------   --------
         Total automobile lending income   $ 37,923   $ 56,509   $127,484   $147,870
                                           ========   ========   ========   ========

We did not record a gain during the three months ended September 30, 2000 resulting from the $1.4 billion securitization as the transaction was treated as a secured financing. We recorded a $20.3 million non-cash gain on sale of contracts during the same period in 1999. For the nine months ended September 30, 2000, non-cash gains totaled $7.7 million compared with $44.9 million of non-cash gain during the same period in 1999. Total non-cash gain on sale of contracts represented only 2.3% of total revenues for the nine months ended September 30, 2000 compared with 17% for the same period 1999.

Retained interest income was $12.5 million and $43.4 million for the three and nine months ended September 30, 2000, respectively, compared with $12.3 million and $37.9 million for the same respective periods in 1999. Retained interest income is dependent upon the average excess spread on the contracts sold, credit losses and the size of the sold portfolio.

According to the terms of each securitization transaction, contractual servicing income is earned at rates ranging from 1.0% to 1.25% per annum on the outstanding balance of contracts securitized. Other fee income consists primarily of documentation fees, late charges and deferment fees and has increased as a direct result of the increase in the number of contracts originated and outstanding. Our average serviced portfolio was $6.3 billion and $5.9 billion for the three and nine months ended September 30, 2000, respectively, compared with $5.0 billion and $4.7 billion for the same respective periods in 1999.

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

The following tables presents the portfolio basis statements of income and a reconciliation to net income as reflected in our consolidated statements of income:

                            WESTCORP AND SUBSIDIARIES
                  PORTFOLIO BASIS STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED        NINE MONTHS
                                                             SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                         -------------------   -------------------
                                                           2000       1999       2000       1999
                                                         --------   --------   --------   --------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income                                          $266,541   $205,877   $731,508   $583,406
Interest expense                                          147,760    103,612    393,641    299,877
                                                         --------   --------   --------   --------
    Net interest income                                   118,781    102,265    337,867    283,529
Net chargeoffs (1)                                         30,559     22,777     78,625     71,337
Provision for growth (2)                                    6,122      5,801     18,528     15,365
                                                         --------   --------   --------   --------
    Provision for credit losses                            36,681     28,578     97,153     86,702
                                                         --------   --------   --------   --------
    Net interest income after provision for credit
      losses                                               82,100     73,687    240,714    196,827
Noninterest income                                         18,739     17,493     58,481     48,750
Noninterest expense                                        53,936     57,619    166,867    172,501
                                                         --------   --------   --------   --------
    Income before income tax                               46,903     33,561    132,328     73,076
Income tax (3)                                             19,351     14,121     54,161     30,852
                                                         --------   --------   --------   --------
      Income before minority interest                      27,552     19,440     78,167     42,224
Minority interest                                           3,634      2,066     10,503      4,808
                                                         --------   --------   --------   --------
      Income before extraordinary item                     23,918     17,374     67,664     37,416
Extraordinary gain from early extinguishment of debt           16        315        234      1,934
                                                         --------   --------   --------   --------
      Portfolio basis net income                         $ 23,934   $ 17,689   $ 67,898   $ 39,350
                                                         ========   ========   ========   ========

Portfolio basis net income per common share - diluted:
    Income before extraordinary item                     $   0.75   $   0.66   $   2.36   $   1.41
    Extraordinary item                                       0.00       0.01       0.01       0.07
                                                         --------   --------   --------   --------
    Net income                                           $   0.75   $   0.67   $   2.37   $   1.48
                                                         ========   ========   ========   ========

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

                            WESTCORP AND SUBSIDIARIES
      RECONCILIATION OF GAAP BASIS NET INCOME TO PORTFOLIO BASIS NET INCOME
                                   (UNAUDITED)

                                               THREE MONTHS ENDED           NINE MONTHS
                                                  SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                             ----------------------    ----------------------
                                                2000         1999         2000         1999
                                             ---------    ---------    ---------    ---------
                                                             (DOLLARS IN THOUSANDS)
GAAP net income                              $  18,165    $  15,057    $  55,783    $  37,174

Portfolio basis adjustments:
   Gain on sales of contracts                               (20,251)      (7,719)     (44,874)
   Retained interest income                    (12,453)     (12,308)     (33,113)     (37,888)
   Contractual servicing income                 (9,986)     (12,434)     (43,385)     (34,443)
   Net interest income                          45,021       64,404      153,821      180,121
   Provision for credit losses                 (11,775)     (12,655)     (45,056)     (54,268)
   Operating expenses                              (46)      (1,590)        (950)      (4,863)
   Minority interest                              (552)        (361)      (1,923)         (12)
         Total portfolio basis adjustments      10,209        4,805       21,675        3,773
                                             ---------    ---------    ---------    ---------

Net tax effect (1)                               4,440        2,173        9,560        1,597
                                             ---------    ---------    ---------    ---------

Portfolio basis net income                   $  23,934    $  17,689    $  67,898    $  39,350
                                             =========    =========    =========    =========

(1)  Such tax effect is based upon our tax rate for the respective period.

Mortgage Banking

Mortgage banking operations include gains and losses on the sale of loans and servicing rights, loan servicing income net of amortization of capitalized servicing rights and other income, primarily late charges. During the three and nine months ended September 30, 2000, mortgage banking income totaled $0.5 million and $7.0 million, respectively, compared with $3.6 million and $8.0 million for the same respective periods in 1999. Mortgage banking income for the nine months ended September 30, 2000 related to the sale of mortgage loans servicing rights for our owned portfolio. Mortgage banking income is not expected to be a material source of income in future periods.

The components of mortgage banking income were as follows:

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             SEPTEMBER 30,        SEPTEMBER 30,
                                                           -----------------     -----------------
                                                            2000       1999       2000       1999
                                                           ------     ------     ------     ------
                                                                  (DOLLARS IN THOUSANDS)
Net gain on sale of mortgage loans and mortgage rights     $  429     $3,341     $6,810     $5,402
Loan servicing income                                                     60                 1,817
Other fee income                                               29        207        122        752
                                                           ------     ------     ------     ------
                                                           $  458     $3,608     $6,932     $7,971
                                                           ======     ======     ======     ======

NONINTEREST EXPENSE

For the three and nine months ended September 30, 2000, noninterest expense totaled $53.9 million and $166 million, respectively, compared with $55.8 million and $167 million for the same respective periods in 1999. Our ability to keep noninterest expenses relatively flat while significantly growing our business is the result of efficiency improvement strategies initiated in our auto finance operations as well as the result of exiting the mortgage banking business.

INCOME TAXES

We file federal and certain state tax returns on a consolidated basis. Other state tax returns are filed for each subsidiary separately. Our effective tax rate for the nine months ended September 30, 2000 and 1999 was 41% and 42%, respectively.

FINANCIAL CONDITION

OVERVIEW

Total assets increased $2.4 billion or 53.9% to $6.9 billion at September 30, 2000 from $4.5 billion at December 31, 1999. This increase is primarily the result of our securitization transactions being accounted for as secured financings. Contracts securitized that are accounted for as secured financings are retained on the balance sheet.

LOAN PORTFOLIO

Consumer Loan Portfolio

Our consumer loan portfolio (including those held for sale) consisted of the following:

                           SEPTEMBER 30, 2000           DECEMBER 31, 1999
                         ----------------------      ----------------------
                           AMOUNT          %           AMOUNT          %
                         ----------      ------      ----------      ------
                                        (DOLLARS IN THOUSANDS)
Automobile contracts     $3,578,926       99.6%      $1,495,718       98.6%
Other                        15,360        0.4           20,951        1.4
                         ----------      ------      ----------      ------
                         $3,594,286      100.00%     $1,516,669      100.00%
                         ==========      ======      ==========      ======

Commercial Loan Portfolio

We had outstanding commercial loan commitments of $281 million at September 30, 2000 compared with $215 million at December 31, 1999. For the three and nine months ended September 30, 2000, we originated $68.6 million and $195 million of commercial loans, respectively, compared with $59.4 million and $178 million for the same respective periods in 1999. Though we continue to focus on expanding our commercial banking operation, it has not been a significant source of revenue.

Mortgage Loan Portfolio

In the past, we originated mortgage products that we have held on our balance sheet rather than selling such products into the secondary markets. Other than mortgage loans originated through the commercial banking division on a limited basis, we are not adding newly originated mortgage loans to our balance sheet.

Our total mortgage loan portfolio (including those held for sale) consisted of the following:

                                    SEPTEMBER 30, 2000      DECEMBER 31, 1999
                                    ------------------      ------------------
                                     AMOUNT        %         AMOUNT        %
                                    --------     -----      --------     -----
                                               (DOLLARS IN THOUSANDS)
Single family residential loans:
  First trust deeds                 $237,708      45.1%     $278,318      46.5%
  Second trust deeds                   5,955       1.1         6,885       1.2
                                    --------     -----      --------     -----
                                     243,663      46.2       285,203      47.7

Multifamily residential loans        238,540      45.3       269,800      45.1
Construction loans                    18,736       3.6        23,190       3.9
Other                                 33,470       6.4        34,283       5.7
                                    --------     -----      --------     -----
                                     534,409     101.5       612,476     102.4
Less: undisbursed loan proceeds        7,795       1.5        14,174       2.4
                                    --------     -----      --------     -----
         Total mortgage loans       $526,614     100.0%     $598,302     100.0%
                                    ========     =====      ========     =====


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

Automobile Contract Quality

We provide financing in a market where there is a risk of default by borrowers. Chargeoffs directly impact our earnings and cash flows. To minimize the amount of losses we incur, we monitor delinquent accounts, promptly repossess and remarket vehicles and seek to collect on deficiency balances.

At September 30, 2000, the percentage of accounts delinquent 30 days or greater was 2.40% compared with 2.84% at December 31, 1999. Delinquency is calculated by us based on the contractual due date. Net chargeoffs on average contracts outstanding were 1.93% and 1.76% for the three and nine months ended September 30, 2000, respectively, compared with 1.82% and 2.01% for the same respective periods in 1999. Stricter underwriting guidelines, the successful implementation of our multiple credit scoring models, and a concentration of automobile contracts higher up the prime credit quality spectrum in our portfolio have all contributed to better asset quality.

The following table sets forth information with respect to the delinquency of our portfolio of automobile contracts serviced which includes delinquency information relating to contracts which are owned by us and contracts which have been sold and securitized but are serviced by us:

                                               SEPTEMBER 30, 2000                   DECEMBER 31, 1999
                                          ------------------------------       ------------------------------
                                            AMOUNT          PERCENTAGE           AMOUNT          PERCENTAGE
                                          ----------       -------------       ----------       -------------
                                                            (DOLLARS IN THOUSANDS)
Contracts serviced at end of period       $6,535,690                           $5,354,385
                                          ==========                           ==========
Period of delinquency (1)
   30-59 days                             $  111,841                1.71%      $  107,416                2.01%
   60 days or more                            44,890                0.69           44,610                0.83
                                          ----------       -------------       ----------       -------------
Total contracts delinquent
   and delinquencies as a
   percentage of contracts serviced       $  156,731                2.40%      $  152,026                2.84%
                                          ==========       =============       ==========       =============

(1) The period of delinquency is based on the number of days payments are contractually past due.

The following table sets forth information with respect to repossessions in our portfolio of serviced automobile contracts:

                                                SEPTEMBER 30, 2000                   DECEMBER 31, 1999
                                          ------------------------------       ------------------------------
                                          NUMBER OF                            NUMBER OF
                                          CONTRACTS           AMOUNT            CONTRACTS          AMOUNT
                                          ----------       -------------       ----------       -------------
                                                            (DOLLARS IN THOUSANDS)
Contracts serviced at end of period          597,906       $   6,535,690          524,709       $   5,354,385
                                          ==========       =============       ==========       =============

Repossessed vehicles                             710               4,012              559               3,374
                                          ==========       =============       ==========       =============

Repossessed vehicles as a percentage
   of number and amount of
   contracts outstanding                        0.12%                0.06%           0.11%              0.06%

The following table sets forth information with respect to actual credit loss experience on our portfolio of contracts serviced:


                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                       ------------------------    ------------------------
                                                          2000          1999          2000          1999
                                                       ----------    ----------    ----------    ----------
                                                                 (DOLLARS IN THOUSANDS)
Contracts serviced                                     $6,535,690    $5,152,194    $6,535,690    $5,152,194
                                                       ==========    ==========    ==========    ==========

Average contracts serviced during period               $6,286,588    $4,981,876    $5,869,816    $4,702,009
                                                       ==========    ==========    ==========    ==========

Gross chargeoffs of contracts during period            $   42,788    $   33,260    $  115,487    $  106,661
Recoveries of contracts charged off in prior periods       12,407        10,654        37,881        35,705
                                                       ----------    ----------    ----------    ----------
Net chargeoffs                                         $   30,381    $   22,606    $   77,606    $   70,956
                                                       ==========    ==========    ==========    ==========
Net chargeoffs as a percentage of average
  contracts outstanding during period                        1.93%         1.82%         1.76%         2.01%
                                                       ==========    ==========    ==========    ==========

The following table sets forth the cumulative static pool losses by month for all outstanding securitized pools:

                           WESTCORP AND SUBSIDIARIES
               CUMULATIVE STATIC POOL LOSS CURVES (1) (UNAUDITED)
                             AT SEPTEMBER 30, 2000

   MONTH (2)     1996-A     1996-B    1996-C    1996-D   1997-A    1997-B   1997-C  1997-D   1998-A
-----------------------------------------------------------------------------------------------------
       1            0.00%      0.01%     0.00%    0.02%     0.00%     0.00%   0.00%   0.00%    0.00%
       2            0.06%      0.09%     0.09%    0.10%     0.08%     0.06%   0.05%   0.05%    0.04%
       3            0.17%      0.20%     0.22%    0.24%     0.20%     0.15%   0.12%   0.14%    0.11%
       4            0.29%      0.35%     0.52%    0.44%     0.36%     0.33%   0.29%   0.31%    0.25%
       5            0.48%      0.61%     0.74%    0.71%     0.62%     0.56%   0.46%   0.56%    0.44%
       6            0.63%      0.88%     0.98%    0.93%     0.85%     0.77%   0.67%   0.75%    0.66%
       7            0.81%      1.14%     1.27%    1.16%     1.12%     1.10%   0.93%   0.99%    0.95%
       8            1.08%      1.42%     1.52%    1.43%     1.45%     1.40%   1.16%   1.24%    1.23%
       9            1.35%      1.67%     1.77%    1.72%     1.70%     1.70%   1.37%   1.47%    1.50%
      10            1.63%      1.91%     1.98%    2.03%     2.02%     2.00%   1.66%   1.75%    1.79%
      11            1.87%      2.18%     2.21%    2.34%     2.32%     2.22%   1.94%   2.06%    2.03%
      12            2.06%      2.38%     2.49%    2.62%     2.61%     2.43%   2.16%   2.35%    2.21%
      13            2.28%      2.58%     2.73%    2.97%     2.92%     2.66%   2.40%   2.63%    2.39%
      14            2.47%      2.79%     2.99%    3.27%     3.14%     2.91%   2.65%   2.86%    2.49%
      15            2.63%      2.95%     3.21%    3.53%     3.30%     3.15%   2.90%   3.05%    2.60%
      16            2.79%      3.14%     3.47%    3.79%     3.55%     3.47%   3.15%   3.19%    2.72%
      17            2.97%      3.38%     3.70%    4.02%     3.77%     3.77%   3.36%   3.32%    2.85%
      18            3.12%      3.55%     3.94%    4.19%     3.94%     3.97%   3.55%   3.42%    2.98%
      19            3.31%      3.80%     4.18%    4.43%     4.21%     4.20%   3.70%   3.50%    3.11%
      20            3.49%      3.98%     4.36%    4.65%     4.40%     4.39%   3.81%   3.60%    3.25%
      21            3.63%      4.14%     4.53%    4.80%     4.59%     4.53%   3.91%   3.69%    3.35%
      22            3.80%      4.31%     4.67%    5.07%     4.81%     4.67%   4.00%   3.81%    3.48%
      23            3.95%      4.46%     4.84%    5.27%     5.00%     4.75%   4.11%   3.96%    3.62%
      24            4.10%      4.58%     5.01%    5.47%     5.14%     4.81%   4.21%   4.10%    3.70%
      25            4.22%      4.74%     5.17%    5.65%     5.24%     4.88%   4.30%   4.23%    3.75%
      26            4.33%      4.87%     5.34%    5.80%     5.33%     4.94%   4.44%   4.34%    3.80%
      27            4.41%      4.98%     5.50%    5.91%     5.39%     5.04%   4.56%   4.44%    3.87%
      28            4.51%      5.11%     5.67%    5.98%     5.44%     5.11%   4.66%   4.51%    3.92%
      29            4.60%      5.21%     5.78%    6.06%     5.50%     5.21%   4.77%   4.54%    3.98%
      30            4.70%      5.31%     5.89%    6.12%     5.56%     5.31%   4.79%   4.56%    4.06%
      31            4.79%      5.42%     5.98%    6.17%     5.65%     5.40%   4.83%   4.57%    4.11%
      32            4.85%      5.50%     6.02%    6.24%     5.71%     5.48%   4.86%   4.63%
      33            4.91%      5.55%     6.06%    6.29%     5.79%     5.52%   4.88%   4.67%
      34            4.99%      5.58%     6.11%    6.34%     5.85%     5.54%   4.90%   4.71%
      35            5.03%      5.60%     6.14%    6.39%     5.89%     5.56%   4.92%
      36            5.07%      5.62%     6.16%    6.44%     5.93%     5.58%   4.98%
      37            5.11%      5.65%     6.17%    6.47%     5.96%     5.61%   5.01%
      38            5.11%      5.68%     6.22%    6.53%     5.98%     5.64%
      39            5.12%      5.70%     6.27%    6.56%     6.01%     5.66%
      40            5.12%      5.71%     6.30%    6.58%     6.01%     5.67%
      41            5.13%      5.74%     6.34%    6.58%     6.02%
      42            5.13%      5.76%     6.35%    6.59%     6.04%
      43            5.13%      5.77%     6.37%    6.60%     6.06%
      44            5.13%      5.79%     6.37%    6.60%
      45            5.14%      5.79%     6.36%    6.61%
      46            5.14%      5.79%     6.36%    6.62%
      47            5.15%      5.78%     6.36%
      48            5.15%      5.78%     6.36%
      49            5.15%      5.77%     6.36%
      50            5.15%      5.75%
      51            5.15%      5.75%
      52            5.14%      5.74%
      53            5.13%
      54            5.12%

PRIME MIX (3)         59%        58%       55%      51%       54%       55%     53%     49%      57%

                           WESTCORP AND SUBSIDIARIES
               CUMULATIVE STATIC POOL LOSS CURVES (1) (UNAUDITED)
                             AT SEPTEMBER 30, 2000

   MONTH (2)       1998-B    1998-C    1999-A     1999-B    1999-C  2000-A   2000-B    2000-C
------------------------------------------------------------------------------------------------
       1              0.00%     0.00%     0.00%      0.00%    0.00%   0.00%    0.00%      0.00%
       2              0.02%     0.04%     0.04%      0.04%    0.02%   0.03%    0.02%      0.04%
       3              0.08%     0.11%     0.11%      0.11%    0.10%   0.10%    0.09%
       4              0.18%     0.23%     0.20%      0.26%    0.25%   0.20%    0.24%
       5              0.38%     0.39%     0.33%      0.47%    0.40%   0.36%    0.39%
       6              0.59%     0.50%     0.46%      0.66%    0.56%   0.55%
       7              0.83%     0.61%     0.62%      0.87%    0.71%   0.71%
       8              1.03%     0.75%     0.76%      1.00%    0.86%
       9              1.21%     0.86%     0.92%      1.13%    1.01%
       10             1.40%     1.00%     1.11%      1.24%    1.14%
       11             1.53%     1.17%     1.30%      1.35%    1.34%
       12             1.62%     1.32%     1.47%      1.44%    1.52%
       13             1.74%     1.48%     1.61%      1.58%
       14             1.84%     1.66%     1.73%      1.74%
       15             1.96%     1.79%     1.81%      1.85%
       16             2.10%     1.91%     1.89%
       17             2.22%     2.01%     2.00%
       18             2.40%     2.07%     2.10%
       19             2.55%     2.11%     2.24%
       20             2.69%     2.17%     2.35%
       21             2.79%     2.24%
       22             2.85%     2.34%
       23             2.89%     2.43%
       24             2.92%
       25             2.97%
       26             3.04%
       27             3.13%
       28             3.18%

 PRIME MIX (3)          67%       70%       70%        70%      67%     69%      69%        68%

(1) Cumulative static pool losses are equal to the cumulative amount of losses actually recognized up to and including a given month divided by the original principal balance of the securitization transaction.

(2) Represents the number of months since the inception of the securitization transaction.

(3) Represents the original percentage of prime contacts included within each pool.

Real Estate Loan Quality

The following table summarizes mortgage delinquencies over 60 days by loan type:

                                 SEPTEMBER 30,                  DECEMBER 31,
                                      2000                         1999
                            -----------------------      ------------------------
                                            (DOLLARS IN THOUSANDS)
                             AMOUNT                       AMOUNT
                            PAST DUE                     PAST DUE
                            OVER 60          % OF         OVER 60          % OF
                              DAYS         CATEGORY         DAYS         CATEGORY
                             ------          ----          ------          ----
Single family                $8,283          2.93%         $8,508          2.64%
Multifamily                     815          0.49           1,005          0.54
                             ------          ----          ------          ----
                             $9,098          1.70%         $9,513          1.58%
                             ======          ====          ======          ====

Nonperforming Assets

Total nonperforming assets, also known as NPAs, increased $0.3 million to $13.8 million at September 30, 2000 compared with $13.5 million at December 31, 1999. At September 30, 2000, NPAs represented 0.2% of total assets compared with 0.3% at December 31, 1999.

NPAs consist of nonperforming loans, also known as NPLs, and real estate owned, also known as REO. REO is carried at lower of cost or fair value less estimated disposition costs. NPLs are defined as all nonaccrual loans, which include mortgage loans 90 days or more past due and impaired loans where full collection of principal and interest is not reasonably assured. When a loan is designated as nonaccrual, all previously accrued but unpaid interest is reversed. Interest on nonperforming loans excluded from interest income was $1.3 million at September 30, 2000 compared with $0.6 million at December 31, 1999.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We measure impairment based on, among other factors, the fair value of the loan's collateral. Changes in the fair value of loans are recorded through the allowance for credit losses. At September 30, 2000 impaired loans totaled $0.3 million compared to $3.9 million at December 31, 1999.

The following table classifies NPLs into significant categories:

                                                   SEPTEMBER 30,      DECEMBER 31,
                                                        2000              1999
                                                      -------            -------
                                                        (DOLLARS IN THOUSANDS)
Loans placed on nonaccrual                            $11,050            $ 7,362
Impaired loans                                            279              3,917
                                                      -------            -------
                                                      $11,329            $11,279
                                                      =======            =======

Of total NPAs, single family loans accounted for 75%, multifamily loans accounted for 4%, and consumer and commercial loans accounted for 21% at September 30, 2000, although no single loan or series of such loans predominate.

Allowance for Credit Losses

Our allowance for credit losses was $92.9 million at September 30, 2000 compared to $64.2 million at December 31, 1999. The allowance for credit losses and related provisions are determined by considering loan volumes, loan sales, prepayments, loss trends, levels of NPLs, management's analysis of market conditions, individual loan reviews, levels of assets to reserves and other relevant factors. The allowance for credit losses is reduced by net chargeoffs and increased by the provision for credit losses. For the three and nine months ended September 30,

2000, the provision for credit losses was $24.9 million and $52.1 million, respectively, compared with $15.9 million and $32.4 million for the same respective periods in 1999. The increase was the result of us retaining more contracts on the balance sheet as our securitization transactions are treated as secured financings. Net chargeoffs for the three and nine months ended September 30, 2000 were $10.9 million and $23.4 million, respectively, compared with $2.6 million and $8.1 million for the same respective periods in 1999.

We believe that the allowance for credit losses is currently adequate to cover probable losses in the portfolio that can be reasonably estimated. No single loan, borrower or series of such loans comprises a significant portion of the total portfolio. The provision and allowance for credit losses are indicative of loan volumes, loss trends and management's analysis of market conditions.

The following table sets forth the activity in the allowance for credit losses:

                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                           SEPTEMBER 30,               SEPTEMBER 30,
                                                      ----------------------      ----------------------
                                                        2000          1999          2000          1999
                                                      --------      --------      --------      --------
                                                                    (DOLLARS IN THOUSANDS)
Balance at beginning of period                        $ 78,880      $ 48,717      $ 64,217      $ 37,660
Chargeoffs:
  Mortgage loans                                          (224)         (181)       (1,069)       (2,190)
  Consumer loans                                       (14,662)       (4,280)      (32,202)      (13,233)
                                                      --------      --------      --------      --------
                                                       (14,886)       (4,461)      (33,271)      (15,423)
Recoveries:
  Mortgage loans                                            49            30            57         1,871
  Consumer loans                                         3,951         1,821         9,800         5,488
                                                      --------      --------      --------      --------
                                                         4,000         1,851         9,857         7,359
                                                      --------      --------      --------      --------
Net chargeoffs                                         (10,886)       (2,610)      (23,414)       (8,064)
Provision for credit losses                             24,906        15,924        52,097        32,435
                                                      --------      --------      --------      --------
Balance at end of period                              $ 92,900      $ 62,031      $ 92,900      $ 62,031
                                                      ========      ========      ========      ========

Ratio of net chargeoffs during the period
  (annualized) to average loans outstanding during
  the period                                              1.18%         0.67%         1.07%         0.68%

The increase in net chargeoffs to average loans outstanding for the three and nine months ended September 30, 2000 compared to the same respective periods in 1999 is due to more automobile contracts being held on balance sheet for a longer period of time.

The following table presents summarized data relative to the allowance for credit and real estate losses at the dates indicated:

                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                    2000                1999
                                                                ------------        ------------
                                                                    (DOLLARS IN THOUSANDS)
Total loans (1)                                                 $  4,222,086        $  2,181,898
Allowance for credit losses                                           92,900              64,217
Allowance for real estate owned losses                                   784                 784
Loans past due 60 days or more                                        26,900              17,514
Nonperforming loans                                                   11,329              11,279
Nonperforming assets (2)                                              13,847              13,535
Allowance for credit losses as a percent of:
    Total loans (1)                                                     2.2%                2.9%
    Loans past due 60 days or more                                    345.4%              366.7%
    Nonperforming loans                                               820.0%              569.4%
    Total allowance for credit losses and REO losses as a
      percent of nonperforming assets                                 676.6%              480.2%
Nonperforming loans as a percent of total loans                         0.3%                0.5%
Nonperforming assets as a percent of total assets                       0.2%                0.3%

 --------------
(1) Loans net of unearned interest and undisbursed loan proceeds.

(2) Nonperforming loans and real estate owned.

CAPITAL RESOURCES AND LIQUIDITY

Overview

We require substantial capital resources and cash to support our business. In addition, as a member of the FHLB, our subsidiary, Western Financial Bank, also known as the Bank, is required to maintain a specified ratio of cash, short-term United States government and other qualifying securities to net withdrawable accounts and borrowings payable in a year or less. The required liquidity ratio is currently 4%. The Bank has maintained liquidity in excess of the required amount during 2000. Our ability to maintain positive cash flows from automobile operations is the result of consistent managed growth, favorable loss experience and efficient operations.

In addition to our indirect statement of cash flows as presented under generally accepted accounting principles, we also analyze the key cash flows from our automobile lending operations on a direct basis excluding certain items such as the purchase or sale of contracts. The following table shows operating cash flows for our automobile lending operations:

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                      --------------------------
                                                        2000              1999
                                                      --------          --------
                                                        (DOLLARS IN THOUSANDS)
Cash flows from trusts                                $106,053          $124,871
Contractual servicing income                            39,644            34,443
Cash flows from owned loans                            130,220            75,118
Other fee income                                        46,252            33,180
Less:
Dealer participation                                    76,281            63,934
Operating costs                                        142,059           130,255
                                                      --------          --------
Operating cash flows                                  $103,829          $ 73,423
                                                      ========          ========

Operating cash flows from automobile lending operations have improved for the nine months ended September 30, 2000 compared with the same period in 1999 as a result of the improving credit quality of our portfolio as well as improved operating efficiency and declining dealer participation rates on automobile contracts.

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

Collections of Principal and Interest from Loans

Our primary source of funds is the collection of principal and interest from loans originated. For automobile contracts, these monies are deposited into collection accounts established in connection with each securitization transaction or into our accounts for contracts not in a securitization. Pursuant to reinvestment contracts entered into in connection with each securitization transaction, the Bank or WFS Financial Auto Loans 2, Inc., also known as WFAL2, receive access to the amounts deposited into each collection account and the amounts held in the spread account for each securitization transaction. The Bank and WFAL2 then make those funds available to WFS, in the case of the Bank pursuant to a reinvestment contract with the Bank and in the case of WFAL2 through its purchase of contracts from WFS. WFS is then permitted to use those amounts so received in its daily operations to fund the purchase of automobile contracts or to cover the day to day costs of its operations. For real estate loans and mortgage-backed securities, also known as MBS, principal and interest are deposited into our own accounts and such amounts are also used in our daily operations. Total loan and MBS principal and interest collections totaled $3.0 billion for the nine months ended September 30, 2000 compared with $2.5 billion for the same period in 1999.

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

Contract Sales and Securitizations

Since 1985, we, through WFS and WFSRC2, have securitized $18.0 billion of automobile receivables in 49 public offerings making us the fourth largest issuer of such securities in the nation. On November 6, 2000, we priced a $1.0 billion securitization transaction. This transaction is expected to close on November 14, 2000. We securitized $1.4 billion and $3.6 billion for the three and nine months ended September 30, 2000, respectively, compared to $1.5 million and $2.5 billion for the same respective periods in 1999. We expect to continue to use securitization transactions as part of our liquidity strategy when appropriate market conditions exist.

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

Savings associations such as the Bank also have authority to borrow from the Federal Reserve System, also known as FRS, "discount window". FRS regulations require these institutions to exhaust all reasonable alternative sources of funds, including FHLB sources, before borrowing from the FRS. Federal regulations have been promulgated which connect Community Reinvestment Act, also known as CRA, performance with access to long-term advances from the FHLB to member institutions. The Bank received a "satisfactory" rating in its most recent CRA evaluation.

Subordinated Capital Debentures

In 1993 and 1998, we, through the Bank, issued $125 million of 8.5% and $150 million of 8.875% subordinated capital debentures due 2003 and 2007, respectively, of which $190 million was outstanding at September 30, 2000. In addition to providing additional liquidity, the Bank is permitted to include $167 million of these debentures in supplementary capital for purposes of determining compliance with risk-based capital requirements.

PRINCIPAL USES OF CASH

Acquisition of Loans or Investment Securities

Our most significant use of cash is for the acquisition of loans, MBS or other investment securities. Loan originations totaled $1.3 billion and $3.5 billion for the three and nine months ended September 30, 2000, respectively, compared with $1.0 billion and $3.0 billion for the same respective periods in 1999. We purchased $656 million of MBS and other investment securities during the nine months ended September 30, 2000 compared with $844 million during the nine months ended September 30, 1999.

Payments of Principal and Interest on Securitization Transactions

Under the terms of our reinvestment contract, we make quarterly payments of interest and principal to noteholders and certificateholders. Payment of principal and interest to noteholders and certificateholders was $2.5 billion for the nine months ended September 30, 2000 compared with $1.7 billion for the same period in 1999.

Amounts Paid to Dealers

Consistent with industry practice, we generally pay an up-front dealer participation to the originating dealer for each automobile contract purchased. Participation paid to dealers for the three and nine months ended September 30, 2000 was $27.9 million and $76.3 million compared with $21.9 million and $63.9 million for the same period in 1999. Typically, the acquisition of prime quality contracts higher up the prime credit quality spectrum requires a higher amount of participation paid to the dealer due to increased level of competition for such contracts.

Advances to Spread Accounts

At the time a securitization transaction closes, we are required to advance monies to initially fund the spread account. Additionally, these spread accounts are required to increase beyond the initial spread account funding to predetermined levels. These spread accounts increase through receipt of excess cash flow until these predetermined levels are met. The amounts due from trust represent funds due to us that have not yet been disbursed from the spread accounts. The amounts due from trusts at September 30, 2000, including initial advances not yet returned, was $379 million compared with $439 million at December 31, 1999.

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

The following table summarizes the Bank's actual capital and required capital as of September 30, 2000 and December 31, 1999:

                                                                            TIER 1
                                             TANGIBLE        CORE        RISK-BASED     RISK-BASED
                                             CAPITAL        CAPITAL        CAPITAL        CAPITAL
                                            ---------      ---------      ---------     -----------
                                                            (DOLLARS IN THOUSANDS)
SEPTEMBER 30, 2000
Actual Capital:
  Amount                                    $ 512,653      $ 512,653      $ 512,653      $  754,142
  Capital ratio                                  9.18%          9.18%          8.57%          12.60%
FIRREA minimum required capital:
  Amount                                    $  83,766      $ 167,531         N/A         $  478,675
  Capital ratio                                  1.50%          3.00%        N/A               8.00%
  Excess                                    $ 428,887      $ 345,122         N/A         $  275,467
FDICIA well capitalized required capital:
  Amount                                       N/A         $ 279,219      $ 359,006      $  598,344
  Capital ratio                                N/A              5.00%          6.00%          10.00%
  Excess                                       N/A         $ 233,434      $ 153,647         155,798

DECEMBER 31, 1999
Actual Capital:
  Amount                                    $ 400,438      $ 400,438      $ 400,438      $  641,164
  Capital ratio                                  8.85%          8.85%          6.49%          10.39%
FIRREA minimum required capital:
  Amount                                    $  67,836      $ 135,672         N/A         $  493,442
  Capital ratio                                  1.50%          3.00%        N/A               8.00%
  Excess                                    $ 332,601      $ 264,765         N/A         $  147,721
FDICIA well capitalized required capital:
  Amount                                       N/A         $ 226,120      $ 370,082      $  616,803
  Capital ratio                                N/A              5.00%          6.00%          10.00%
  Excess                                       N/A         $ 174,317      $  30,355       $  24,360

The following table reconciles the Bank's capital in accordance with GAAP to the Bank's tangible, core and risk-based capital:

                                                    SEPTEMBER 30,    DECEMBER 31,
                                                         2000           1999
                                                      ---------       ---------
                                                        (DOLLARS IN THOUSANDS)
Bank shareholder's equity -- GAAP basis               $ 445,380       $ 351,200
Adjustments for tangible and core capital:
  Unrealized losses under SFAS 115                       14,129          21,481
  Non-permissible activities                                (29)           (273)
  Minority interest in equity of subsidiaries            53,173          28,030
                                                      ---------       ---------
Total tangible and core capital                         512,653         400,438
Adjustments for risk-based capital:
  Subordinated debentures (1)                           166,597         181,019
  General loan valuation allowance (2)                   74,892          59,707
                                                      ---------       ---------
  Risk-based capital                                  $ 754,142       $ 641,164
                                                      =========       =========

(1) Excludes capitalized discounts and issue costs.

(2) Limited to 1.25% of risk-weighted assets.

FORWARD-LOOKING STATEMENTS

Included in our Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q are several "forward-looking statements." Forward-looking statements are those which use words such as "believe", "expect", "anticipate", "intend", "plan", "may", "will", "should","estimate", "continue" or other comparable expressions. These words indicate future events and trends.

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

The Asset/Liability Committee closely monitors interest rate and prepayment risks and recommends policies for managing such risks. The primary measurement tool for evaluating this risk is the use of interest rate shock analysis. This analysis simulates the effects of an instantaneous and sustained change in interest rates (in increments of 100 basis points) on our assets and liabilities and measures the resulting increase or decrease to the net portfolio value, also known as NPV, of our assets and liabilities. Another important measurement of our interest rate risk is "GAP" analysis. GAP is defined as the difference between the amount of interest sensitive assets that reprice versus the amount of interest sensitive liabilities that also reprice within a defined period of time. We have more interest sensitive liabilities rather than assets repricing in shorter-term maturity buckets and more interest sensitive assets rather than liabilities repricing in longer-term maturity buckets. In general, an increase in interest rates would more adversely affect our NPV than would a decrease in interest rates.

The following table summarizes our maturity GAP position:

                                                        INTEREST RATE SENSITIVITY ANALYSIS AT SEPTEMBER 30, 2000
                                       -------------------------------------------------------------------------------------------
                                                                                        3 Years
                                         Within         3 Months        1 Year to          to            After 5
                                        3 Months        to 1 Year        3 Years         5 Years          Years           Total
                                       -----------     -----------     -----------     -----------     -----------     -----------
                                                               (Dollars in thousands)
Interest earning assets:
   Investment securities               $     2,382     $     1,211     $     5,916     $       355     $     1,020     $    10,884
   Other investments                        53,410             310                                                          53,720
   Mortgage-backed securities              194,560         320,344         583,606         322,700         561,436       1,982,646
                                       -----------     -----------     -----------     -----------     -----------     -----------
     Total investments                     250,352         321,865         589,522         323,055         562,456       2,047,250
   Consumer loans(1)                       256,022         935,960       1,612,663         763,862          25,778       3,594,285
   Mortgage loans:
      Adjustable rate(2)                   393,186          79,066                                                         472,252
      Fixed rate(2)                          1,066          12,229           8,280           6,005          15,771          43,351
   Construction loans(2)                    11,011                                                                          11,011
   Commercial loans(2)                      90,218           3,766           2,458           3,184           1,560         101,186
                                       -----------     -----------     -----------     -----------     -----------     -----------
          Total interest earning
          assets                         1,001,855       1,352,886       2,212,923       1,096,106         605,565       6,269,335
Interest bearing liabilities:
   Deposits:
      Passbook accounts(3)                   2,272           6,144           3,589                                          12,005
      Demand deposit and money
         market accounts(3)                304,060         379,844         286,612                                         970,516
      Certificate accounts(4)              321,386       1,165,765          55,177           2,670                       1,544,998
      FHLB advances(4)                      89,000                           6,500                           3,109          98,609
      Securities sold under
         agreements to repurchase(4)       180,851                                                                         180,851
      Subordinated debentures(4)                                            42,186                         147,883         190,069
      Notes payable(4)                     203,823         790,658       1,336,127         376,637                       2,707,245
      Other borrowings(4)                   30,749                                                                          30,749
                                       -----------     -----------     -----------     -----------     -----------     -----------
          Total interest bearing
             liabilities                 1,132,141       2,342,411       1,730,191         379,307         150,992       5,735,042
                                       -----------     -----------     -----------     -----------     -----------     -----------
Excess interest earning/bearing
 assets (liabilities)                     (130,286)       (989,525)        482,732         716,799         454,573         534,293
Effect  of hedging activities(5)         1,174,500        (100,000)       (165,000)       (245,000)       (664,500)
                                       -----------     -----------     -----------     -----------     -----------     -----------
Hedged excess (deficit)                $ 1,044,214     $(1,089,525)    $   317,732     $   471,799     $  (209,927)    $   534,293
                                       ===========     ===========     ===========     ===========     ===========     ===========

Cumulative excess                      $ 1,044,214     $   (45,311)    $   272,421     $   744,220     $   534,293     $   534,293
                                       ===========     ===========     ===========     ===========     ===========     ===========

Cumulative excess as a percentage
  of total interest earning assets           16.66%          (0.72%)          4.35%          11.87%           8.52%           8.52%

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

For automobile contracts, we hedge with two-year Treasury securities forward agreements, also known as forwards, or Eurodollar swaps, also known as swaps, until such contracts are securitized. Generally, we enter into forwards or swaps in amounts that correspond to the principal amount of the automobile contracts originated. The market value of these forwards or swaps is designed to respond inversely to potential changes in interest rates. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the hedge transaction. We enter into these forwards or swaps with highly rated counterparties, which further reduces our risk by avoiding any material concentration with a single counterparty. Credit exposure is limited to those agreements with a positive fair value and only to the extent of that fair value. We currently hedge substantially all of our pending securitization transactions. We then sell or transfer such contracts to securitization trusts that in turn sell asset-backed securities to investors. By securitizing our contracts, we are able to lock in the gross interest rate spread between the yield on such contracts and the interest rate on the asset-backed securities. For transactions treated as secured financings, gains and losses relative to forwards or swaps are deferred until the time of securitization and then amortized as an adjustment to interest expense over the term of the notes issued.

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

                                    WESTCORP
--------------------------------------------------------------------------------
                                  (Registrant)





 Date: November 13, 2000        By:/s/ Joy Schaefer
       ---------------------       ---------------------------------------------
                                   Joy Schaefer
                                   President and Chief Operating Officer

 Date: November 13, 2000        By:/s/ Lee A. Whatcott
       ---------------------       ---------------------------------------------
                                   Lee A. Whatcott
                                   Executive Vice President (Principal Financial
                                   and Accounting Officer) and Chief Financial
                                   Officer

                                 EXHIBIT INDEX

    Exhibit
        27    Financial Data Schedule