Form 10-K
period 2000-12-31
WESTCORP /CA/
filed 2001-03-29
CIK 813461

================================================================================

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (949) 727-1002

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                              ON WHICH REGISTERED
              -------------------                             ---------------------
          Common Stock, $1 par value                         New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports,) and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2001:

                   COMMON STOCK, NO PAR VALUE -- $167,766,736

  The number of shares outstanding of the issuer's class of common stock as of
                               February 28, 2001:

                    COMMON STOCK, NO PAR VALUE -- 31,959,172

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held May 3, 2001 are incorporated by reference into Part III.

================================================================================

                           WESTCORP AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   36
Item 3.   Legal Proceedings...........................................   36
Item 4.   Submission of Matters to a Vote of Security Holders.........   36

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   37
Item 6.   Selected Financial Data.....................................   38
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of
            Operations................................................   40
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...   63
Item 8.   Financial Statements and Supplementary Data.................   66
Item 9.   Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure..................................   66

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   67
Item 11.  Executive Compensation......................................   67
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   67
Item 13.  Certain Relationships and Related Transactions..............   67

                                  PART IV
Item 14.  Financial Statement Schedules, Exhibits and Reports on Form
            8-K.......................................................   68

                                     PART I

ITEM 1. BUSINESS

GENERAL

     We are a diversified financial services company that provides automobile lending services through our second tier subsidiary, WFS Financial Inc, also known as WFS, and retail and commercial banking services through our wholly owned subsidiary, Western Financial Bank, also known as the Bank. The Bank currently owns 82% of the capital stock of WFS.

  AUTOMOBILE LENDING OPERATIONS

     We are one of the nation's largest independent automobile finance companies with 28 years of experience in the automobile finance industry. We originate, service and securitize new and pre-owned automobile installment contracts which are generated through our relationships with over 8,500 franchised and independent automobile dealers in 42 states. We originated $4.2 billion of automobile contracts during 2000 and serviced a portfolio of $6.8 billion of automobile contracts at December 31, 2000.

     We provide service to dealers through our nationwide network of business development representatives. Our business development representatives provide dealers with a single contact to whom they can sell most of their automobile contracts. Unlike many of our competitors, we offer programs for both prime and non-prime borrowers. Approximately 70% of our contract originations are with borrowers who have strong credit histories, otherwise know as prime borrowers, and approximately 30% of our contract originations are with borrowers who have overcome past credit difficulties, otherwise known as non-prime borrowers.

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

     We structure our business to minimize operating costs while providing high quality service to our dealers. Those aspects of our business that require a local market presence are performed on a decentralized basis in our 44 offices. All other operations are centralized.

     We fund our purchases of automobile contracts, on an interim basis, with deposits raised at the Bank which are insured by the Federal Deposit Insurance Corporation, or the FDIC, and other borrowings raised by the Bank. For long-term financing, we issue automobile contract asset-backed securities. Since 1985, we have securitized over $20 billion of automobile contracts in 51 public offerings of asset-backed securities, making us the fourth largest issuer of such securities in the nation. We anticipate that we will continue to securitize contracts in transactions recorded as secured financings. We believe that the relationship maintained between WFS and the Bank provides us a competitive advantage relative to other independent automobile finance companies by providing a significant source of liquidity and by allowing us the ability to enter the automobile contract asset-backed securities market on an opportunistic basis.

     The following table presents a summary of our automobile contracts purchased:

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            2000          1999          1998
                                                         ----------    ----------    ----------
                                                                 (DOLLARS IN THOUSANDS)
     New vehicles......................................  $1,028,394    $  796,339    $  547,898
     Pre-owned vehicles................................   3,190,833     2,543,807     2,122,798
                                                         ----------    ----------    ----------
          Total volume.................................  $4,219,227    $3,340,146    $2,670,696
                                                         ==========    ==========    ==========
     Prime contracts...................................  $2,900,960    $2,313,573    $1,808,013
     Non-prime contracts...............................   1,318,267     1,026,573       862,683
                                                         ----------    ----------    ----------
          Total volume.................................  $4,219,227    $3,340,146    $2,670,696
                                                         ==========    ==========    ==========

     To improve our long-term profitability, we restructured our automobile lending operations in 1998. As a result, we incurred a net loss of $14.7 million in 1998 due to higher credit losses and a $15.0 million charge related to the restructuring. The higher credit losses were due to purchasing a higher percentage of non-prime contracts during 1996 and 1997, as well as servicing disruptions created by our restructuring. As part of this restructuring, we closed 96 underperforming offices and reduced our number of employees, also known as associates, by approximately 20%.

     Since this restructuring, we have:

     - realized record net income of $52.6 million in 1999 and $74.7 million in 2000, a 42% increase;

     - increased operating cash flows from automobile lending operations from $16.5 million in 1998, to $102 million in 1999 and to $140 million in 2000;

     - increased automobile contract originations from $2.7 billion in 1998, to $3.3 billion in 1999 and to $4.2 billion in 2000;

     - improved the percentage of applications funded to applications received from 13% in the first quarter of 1998 to 22% in the fourth quarter of 2000;

     - lowered automobile lending operating expenses as a percentage of average serviced contracts from 4.1% in 1998 to 3.1% in 2000; and

     - reduced automobile net chargeoffs as a percentage of average serviced contracts from 3.4% in 1998 to 1.9% in 2000.

  BANK OPERATIONS

     The Bank's primary focus is to generate diverse, low-cost funds to provide the liquidity needed to fund automobile contracts while retaining its status as a qualified thrift lender under applicable federal regulations. We have the ability to raise significant amounts of liquidity by attracting both short-term and long-term deposits from the general public, commercial enterprises and institutions by offering a variety of accounts and rates. These funds are generated through our retail and commercial banking divisions. We may also raise funds by obtaining advances from the Federal Home Loan Bank, also known as the FHLB, selling securities under agreements to repurchase and utilizing other borrowings.

     Our retail banking division serves the needs of individuals and small businesses by offering a broad range of products, such as demand deposit accounts, money market accounts, certificates of deposits and other investment services through 25 retail branches located throughout California. Our commercial banking division focuses on small and medium-sized businesses in southern California, offering loans, lines of credit and trade finance services, as well as account analysis, cash management and other commercial depository services in order to attract low-cost commercial deposits. We also employ the liquidity generated by the retail and commercial banking divisions by investing in mortgage-backed securities, also known as MBS, to generate additional net interest margin, manage interest rate risk, provide another source of liquidity through repurchase agreements, support community reinvestment and housing finance and meet regulatory requirements. See "Supervision and Regulation".

     During 1998 and into 1999, we determined that our mortgage banking activities no longer met our long-term profit goals and strategic objectives. As a result, we closed our prime mortgage lending operations, sold $28.9 million in mortgage servicing rights in the fourth quarter of 1998 and incurred a $3.0 million restructuring charge. During the third quarter of 1999, we completed the sale of our sub-prime mortgage lending operations and sold the remaining $1.0 billion of mortgage servicing rights that we held. During the fourth quarter of 1999, we closed our mortgage loan servicing department and entered into an agreement to sell the rights to service our remaining owned portfolio, thereby completing our mortgage banking exit strategy. At December 31, 2000, we owned $507 million in single-family and multi-family mortgage loans that were originated through previous mortgage lending activities.

     The following table sets forth our loan origination, purchase and sale activity over the past five years:

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          2000         1999         1998         1997         1996
                                       ----------   ----------   ----------   ----------   ----------
                                                           (DOLLARS IN THOUSANDS)
Loans originated:
  Consumer loans:
     Automobile contracts............  $4,219,227   $3,340,146   $2,670,696   $2,285,279   $2,121,689
     Other...........................      12,888       15,586        9,645       52,080       35,867
                                       ----------   ----------   ----------   ----------   ----------
          Total consumer loans.......   4,232,115    3,355,732    2,680,341    2,337,359    2,157,556
  Mortgage loans:
     Existing property...............      17,382      263,019    2,725,415    2,306,251    1,240,652
     Construction....................      14,718       11,969       18,721       17,078       10,207
     Equity..........................       1,024        1,948       10,262        8,177        8,857
                                       ----------   ----------   ----------   ----------   ----------
          Total mortgage loans.......      33,124      276,936    2,754,398    2,331,506    1,259,716
  Commercial loans:..................     266,342      237,316      124,259       71,399        8,632
                                       ----------   ----------   ----------   ----------   ----------
          Total loans originated.....   4,531,581    3,869,984    5,558,998    4,740,264    3,425,904
Loans purchased:
  Mortgage loans on existing
     property........................         488          412          450        6,166          213
                                       ----------   ----------   ----------   ----------   ----------
          Total loans purchased......         488          412          450        6,166          213
Loans sold:
  Automobile contracts...............     660,000    2,500,000    1,885,000    2,190,000    2,090,000
  Mortgage loans.....................       3,394      502,157    2,884,073    1,974,423      992,582
                                       ----------   ----------   ----------   ----------   ----------
          Total loans sold...........     663,394    3,002,157    4,769,073    4,164,423    3,082,582
Principal reductions(1)..............   1,126,520      679,224      670,310      440,607      359,334
                                       ----------   ----------   ----------   ----------   ----------
Increase (decrease) in total loans...  $2,742,155   $  189,015   $  120,065   $  141,400   $  (15,799)
                                       ==========   ==========   ==========   ==========   ==========

---------------
(1) Includes scheduled payments, prepayments and chargeoffs.

     At December 31, 2000, our loan portfolio totaled $4.9 billion, of which 86% were automobile contracts net of unearned interest, 10% were loans secured by real property used primarily for residential purposes, 2% were commercial loans and 2% were other consumer loans. Our loan portfolio totaled $2.2 billion at December 31, 1999, of which 67% were automobile contracts net of unearned interest, 28% were loans secured by real property used primarily for residential purposes, 3% were commercial loans and 2% were other consumer loans. Consumer loans serviced for the benefit of others totaled $2.6 billion at December 31, 2000 compared with $3.9 billion at December 31, 1999.

     The following table sets forth the composition of our loan portfolio by type of loan, including loans held for sale, as of the dates indicated:

                                                            DECEMBER 31,
                           -------------------------------------------------------------------------------
                                   2000                   1999                   1998              1997
                           --------------------   --------------------   --------------------   ----------
                             AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT
                           ----------   -------   ----------   -------   ----------   -------   ----------
                                                       (DOLLARS IN THOUSANDS)
Consumer loans:
  Automobile contracts...  $4,307,267     87.5%   $1,518,434     69.6%   $  923,952     46.4%   $  225,947
  Other..................      96,173      2.0        52,483      2.4        57,073      2.8        94,829
                           ----------    -----    ----------    -----    ----------    -----    ----------
                            4,403,440     89.5     1,570,917     72.0       981,025     49.2       320,776
Less: unearned
  interest...............      94,404      1.9        54,248      2.5        48,015      2.4        22,226
                           ----------    -----    ----------    -----    ----------    -----    ----------
    Total consumer
      loans..............   4,309,036     87.6     1,516,669     69.5       933,010     46.8       298,550
Mortgage loans:
  Existing properties....     498,963     10.1       589,286     27.0       993,645     49.9     1,529,776
  Construction...........      14,784      0.3        23,190      1.1        18,345      0.9        15,835
                           ----------    -----    ----------    -----    ----------    -----    ----------
                              513,747     10.4       612,476     28.1     1,011,990     50.8     1,545,611
Less: undisbursed loan
  proceeds...............       6,316      0.1        14,174      0.7         5,057      0.4         8,657
                           ----------    -----    ----------    -----    ----------    -----    ----------
    Total mortgage
      loans..............     507,431     10.3       598,302     27.4     1,006,933     50.4     1,536,954
Commercial loans.........     107,586      2.1        66,927      3.1        52,940      2.8        37,314
                           ----------    -----    ----------    -----    ----------    -----    ----------
    Total loans..........  $4,924,053    100.0%   $2,181,898    100.0%   $1,992,883    100.0%   $1,872,818
                           ==========    =====    ==========    =====    ==========    =====    ==========

                                    DECEMBER 31,
                           ------------------------------
                            1997             1996
                           -------   --------------------
                           PERCENT     AMOUNT     PERCENT
                           -------   ----------   -------
                               (DOLLARS IN THOUSANDS)
Consumer loans:
  Automobile contracts...    12.1%   $  242,170     14.0%
  Other..................     5.0        82,568      4.7
                            -----    ----------    -----
                             17.1       324,738     18.7
Less: unearned
  interest...............     1.2        33,769      2.0
                            -----    ----------    -----
    Total consumer
      loans..............    15.9       290,969     16.7
Mortgage loans:
  Existing properties....    81.7     1,435,469     82.9
  Construction...........     0.8         5,501      0.3
                            -----    ----------    -----
                             82.5     1,440,970     83.2
Less: undisbursed loan
  proceeds...............     0.4         8,201      0.4
                            -----    ----------    -----
    Total mortgage
      loans..............    82.1     1,432,769     82.8
Commercial loans.........     2.0         7,680      0.5
                            -----    ----------    -----
    Total loans..........   100.0%   $1,731,418    100.0%
                            =====    ==========    =====

     The following table sets forth the composition of loans serviced for the benefit of others:

                                                            DECEMBER 31,
                           -------------------------------------------------------------------------------
                                   2000                   1999                   1998              1997
                           --------------------   --------------------   --------------------   ----------
                             AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT
                           ----------   -------   ----------   -------   ----------   -------   ----------
                                                       (DOLLARS IN THOUSANDS)
Loans serviced for the
  benefit of others:
  Automobile contracts...  $2,608,017    100.0%   $3,890,685     97.0%   $3,491,457     68.4%   $3,459,272
  Mortgage loans.........                            120,832      3.0     1,612,103     31.6     4,917,712
                           ----------    -----    ----------    -----    ----------    -----    ----------
    Total loans serviced
      for the benefit of
      others.............  $2,608,017    100.0%   $4,011,517    100.0%   $5,103,560    100.0%   $8,376,984
                           ==========    =====    ==========    =====    ==========    =====    ==========

                                    DECEMBER 31,
                           ------------------------------
                            1997             1996
                           -------   --------------------
                           PERCENT     AMOUNT     PERCENT
                           -------   ----------   -------
                               (DOLLARS IN THOUSANDS)
Loans serviced for the
  benefit of others:
  Automobile contracts...    41.3%   $2,812,637     38.8%
  Mortgage loans.........    58.7     4,436,789     61.2
                            -----    ----------    -----
    Total loans serviced
      for the benefit of
      others.............   100.0%   $7,249,426    100.0%
                            =====    ==========    =====

THE HISTORY OF WESTCORP

     Western Thrift & Loan Association, a California-licensed thrift and loan association, was founded in 1972. In 1973, we were formed as the holding company for Western Thrift & Loan Association under the name Western Thrift Financial Corporation. We later changed our name to Westcorp. In 1982, we acquired Evergreen Savings and Loan Association, a California-licensed savings and loan association, which became our wholly owned subsidiary. The activities of Western Thrift & Loan Association and Evergreen Savings and Loan Association were merged together in 1982, and Evergreen Savings and Loan Association's name was changed ultimately to Western Financial Bank.

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

     In 1995, the Bank transferred its automobile finance division to Westcorp Financial Services, which changed its name to WFS Financial Inc. In connection with that acquisition, the Bank transferred to WFS all assets relating to its automobile finance division, including the contracts held on balance sheet and all interests in the excess spread payable from outstanding securitization transactions. The Bank also transferred all of the outstanding stock of WFS Financial Auto Loans, Inc., also known as WFAL, and WFS Financial Auto Loans 2, Inc., also known as WFAL2, the securitization entities of the Bank, thereby making these companies subsidiaries of WFS. In 1995, WFS sold approximately 20% of its shares in a public offering.

     On March 2, 2001, we filed a registration statement with the Securities and Exchange Commission, also known as the SEC to provide our shareholders an exclusive opportunity to purchase additional shares of stock through a rights offering. The registration statement has not yet become effective. The number of shares to be offered and the price per share has not yet been determined. Our board of directors will make this determination immediately prior to the time at which the registration statement becomes effective. We expect to raise approximately $60.0 million in new capital from this transaction.

     Ernest S. Rady, the Chairman of the board of directors of Westcorp, has informed us that he will exercise his rights and that he expects to also exercise his right to oversubscribe. Mr. Rady is the beneficial owner of approximately 68% of our common stock.

     On March 2, 2001, our 82% owned subsidiary, WFS, filed a registration statement with the SEC to provide its shareholders an exclusive opportunity to purchase additional shares of stock through a rights offering. The registration statement for this offering has not yet become effective. The number of shares to be offered and the price per share has not yet been determined. The board of directors of WFS will make this determination immediately prior to the time at which the registration statement becomes effective. The board of directors of the Bank has informed us that they intend to exercise the Bank's basic subscription right and expects to exercise its oversubscription right as part of this offering. WFS expects that this transaction will provide it with approximately $100 million in new capital.

     The Bank and its subsidiaries are subject to examination and comprehensive regulation by the Office of Thrift Supervision, also known as the OTS, and the FDIC. It is further subject to certain regulations of the Board of Governors of the Federal Reserve System, also known as the FRS, which governs reserves required to be maintained against deposits and other matters. The Bank is also a member of the FHLB of San Francisco, one of twelve regional banks for federally insured savings and loan associations and banks comprising the FHLB System. The FHLB System is under the supervision of the Federal Housing Finance Board. WFS and certain other subsidiaries of the Bank are further regulated in part by various departments or commissions of the states in which they do business. Federal statutes and regulations primarily define the types of loans that the Bank and its subsidiary may originate.

MARKET AND COMPETITION

     We believe that the automobile finance industry is the second largest consumer finance industry in the United States with over $700 billion of loan and lease originations during 2000. The industry is generally segmented according to the type of car sold (new versus pre-owned) and the credit characteristics of the borrower (prime, non-prime or sub-prime). Based upon industry data, we believe that during 2000, prime, non-prime and sub-prime loan originations in the United States were $448 billion, $140 billion and $112 billion, respectively. The United States captive automobile finance companies, General Motors Acceptance Corporation, Ford Motor Credit Company and Chrysler Credit Corporation account for up to 30% of the automobile finance market. We believe that the balance of the market is highly fragmented and that no other market participant has greater than a 2% market share. Other market participants include the other captive automobile finance companies of other manufacturers, banks, credit unions, independent automobile finance companies and other financial institutions.

     Our dealer servicing and underwriting capabilities and systems enable us to compete effectively in the automobile finance market. Our ability to compete successfully depends largely upon our strong personal relationships with dealers and their willingness to offer to us contracts that meet our underwriting criteria. Our relationship is fostered by the promptness with which we process and fund contracts, as well as the flexibility and scope of the programs we offer. We purchase the full spectrum of prime and non-prime contracts secured by both new and pre-owned vehicles.

     The competition for contracts available within the prime and non-prime credit quality contract spectrum is more intense when the rate of automobile sales declines. Although we have experienced consistent growth for many years, we can give no assurance that we will continue to do so. Several of our competitors have greater financial resources than we have and may have a significantly lower cost of funds. Many of our competitors also have longstanding relationships with automobile dealers and may offer dealers or their customers other forms of financing or services not provided by us. The finance company that provides floor planning for the dealer's inventory is also ordinarily one of the dealer's primary sources of financing for automobile sales. We do not currently provide financing on dealers' inventories. We must also compete with dealer interest rate subsidy programs offered by the captive automobile finance companies. However, frequently those programs are limited to certain models or to certain loan terms which may not be attractive to many new automobile purchasers. Also, these programs are rarely offered on pre-owned vehicles.

     Competition in the retail banking business comes primarily from commercial banks, credit unions, savings and loan associations, mutual funds, and corporate and government securities markets. Many of the nation's largest savings and loan associations and other depository institutions are headquartered or have branches in California. We compete for deposits primarily on the basis of interest rates paid and the quality of service provided to our customers. We do not rely on any individual, group or entity for a material portion of our deposits.

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

  PRODUCE MEASURED GROWTH IN AUTOMOBILE CONTRACT ORIGINATIONS

     Over the past five years, we have experienced a compounded annual growth rate in automobile contract purchases of 23%. We provide a high degree of personalized service to our dealership base by marketing, underwriting and purchasing contracts on a local level. Our focus is to provide each dealer superior service by providing a single source of contact to meet the dealer's prime and non-prime financing needs. We believe that the level of our service surpasses that of our competitors by making our business development representatives available any time a dealer is open, making prompt credit decisions, negotiating credit decisions within available programs by providing structural alternatives and funding promptly.

     Growth of originations is primarily through increased dealer penetration. We intend to increase contract purchases from our current dealer base as well as develop new dealer relationships. Prior to 1995, we originated contracts in seven, primarily western states. Subsequently, we increased our geographic penetration to 35 additional states. Although our presence is well established throughout the country, we believe that we still have opportunities to build market share, especially in those states which we entered since 1994. In addition, we have improved our dealer education and delivery systems in order to increase the ratio of contracts purchased to the number of applications received from a dealer, thereby improving the efficiency of our dealer relationships. We are also seeking to increase contract purchases through new dealer programs targeting high volume, multiple location dealers. These programs focus on creating relationships with dealers to achieve higher contract originations and improving efficiencies. We also originate loans directly from consumers and purchase loans from other finance companies on a limited basis. Additionally, we continue to explore other distribution channels, including the Internet, and are piloting different dealer-centric approaches to determine the most effective Internet strategies.

  LEVERAGE TECHNOLOGY TO IMPROVE OUR BUSINESS

     We are focused on leveraging technology to improve all aspects of our business. Over the past three years, we have implemented technology and streamlined operations to improve credit quality, enhance and manage growth and improve operating efficiency. We plan to realize additional benefits with ongoing investments in the future.

     Our key technology systems include our:

     - automated front-end origination system which calculates borrower ratios, maintains lending parameters and approval limits, accepts electronic applications and directs applications to the appropriate credit analyst, all of which have reduced the cost of receiving, underwriting and funding automobile contracts;

     - custom designed proprietary scoring models that rank order the risk of loss occurring on a particular automobile contract;

     - behavioral delinquency management system which improves our ability to queue accounts according to the level of risk, monitor collector performance and track delinquent automobile accounts;

     - centralized and upgraded borrower services department which includes remittance processing, interactive voice response technology and direct debit services;

     - centralized imaging system that provides for the electronic retention and retrieval of account records; and

     - second generation data warehouse that provides analytical tools necessary to evaluate performance of our portfolio by multiple dimensions.

     We are currently developing a third generation credit scorecard to improve loss severity analytics within our application and an on-line, Internet-based credit application process to further enhance our growth.

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

     To achieve the return anticipated at origination, we have developed a disciplined behavioral servicing process for the early identification and cure of delinquent contracts and for loss mitigation. In addition, we provide credit and profitability incentives to our associates to make decisions consistent with our underwriting policies by offering bonuses based both on individual and office-wide performance.

  UTILIZE THE DIVERSE FUNDING SOURCES OF THE BANK

     The Bank provides diverse, low-cost funds through its retail and commercial banking divisions as well as its ability to obtain advances from the FHLB, sell securities under agreements to repurchase and utilize other borrowing sources. These significant and diverse sources of funds provide liquidity at a low cost to fund our automobile contract purchases and allow us to opportunistically enter the automobile contract asset-backed securities market.

OPERATIONS

  AUTOMOBILE LENDING

     Locations

     We currently originate automobile contracts in 42 states through 44 offices. Each office manager is accountable for the performance of contracts originated in that office throughout the life of the contracts, including acquisition, underwriting, funding and collection. We have two regional production and servicing centers located in California and Texas with functions including data entry and verification, records management, remittance processing, customer service call centers and automated dialers. We maintain three regional bankruptcy and remarketing centers and we have a centralized asset recovery center located in California. Our corporate offices are located in Irvine, California.

     Business Development

     The business development representatives' responsibilities include improving our relationship with existing dealers and enrolling and educating new dealers to increase the number of contracts originated. The business development representatives target selected dealers within their territory based upon volume, potential for business, financing needs of the dealers, and competitors that are doing business with such dealers.

     If we decide to do business with a new dealer, we perform a review process. We then enter into a non-exclusive dealership agreement with the dealer. This agreement contains certain representations regarding the contracts the dealer will sell to us. Due to the non-exclusive nature of our relationship with dealers, they retain discretion to determine whether to sell contracts to us or another financial institution. The business development representative is responsible for educating the finance managers about the types of contracts that meet our underwriting standards. This education process ensures that we minimize the number of applications we receive that are outside of our underwriting guidelines, thereby increasing our efficiency and lowering our overall cost to originate contracts.

     After this relationship is established, the business development representative continues to actively monitor the relationship with the objective of maximizing the overall profitability of each dealer relationship within his or her territory. This includes ensuring that a significant number of approved applications received from each dealer are actually funded by us, ensuring that the type of contracts received meets our underwriting standards, monitoring the risk-based pricing of contracts acquired and reviewing the actual performance of the contracts purchased. To the extent that a dealer does not meet minimum conversion ratio or lending volume standards, the dealer may be precluded from sending us applications in the future. During the past twelve months, our dealer base has declined from approximately 8,700 to 8,500, primarily as a result of us eliminating dealers that did not meet our standards. Our increase in volume is the result of funding more contracts from dealers that meet our standards. Business development managers within each regional business center provide direct management oversight to each business development representative. In addition, the director of sales and marketing provides oversight management to ensure that all business development managers and representatives are following overall corporate guidelines.

     Underwriting and Purchasing of Contracts

     The underwriting process begins when an application is faxed to our centralized data entry center. Our data entry group enters the applicant information into our front-end underwriting computer system. Once the application has been entered, the computer system automatically obtains credit bureau information on the applicant and calculates our proprietary credit score.

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

     Credit analysts are responsible for properly structuring and pricing deals to meet our risk-based criteria. They review the information, structure and price of an application and make a determination whether to approve, decline or make a counteroffer to the dealer. Each credit analyst's lending levels and approval authorities are established based on the individual's credit experience and portfolio performance, credit manager audit results and quality control review results. Higher levels of approvals are required for higher credit risk and are controlled by system driven parameters and limits. System driven controls include limits on interest rates, contract terms, contract advances, payment to income ratios, debt to income ratios, collateral values and low side overrides.

     Once adequate approval has been received, the computer system automatically sends a fax back to the dealer with our credit decision, specifying approval, denial or conditional approval based upon modification to the structure, such as increase in down payment, reduction of term, or the addition of a co-signer. As part of the approval process, the system or the credit analyst may require that some of the information be verified, such as income, employment, residence or credit history of the applicant. The system increases efficiency by automatically denying approval in certain circumstances without additional underwriting being performed. These automated notices are controlled by parameters set by us consistent with our credit policy.

     If the dealer accepts the terms of the approval, the dealer is required to deliver the necessary documentation for each contract to the appropriate office. The funding group audits such documents for completeness and consistency with the application, providing final approval and funding of the contract. A direct deposit is made or a check is prepared and is promptly sent to the dealer for payment. The dealer's proceeds may include dealer participation for consideration of the acquisition of the contract. The completed contract file is then forwarded to the appropriate record center for imaging.

     Under the direction of the Credit and Pricing Committee, the Chief Credit Officer oversees credit risk management, sets underwriting policy, monitors contract pricing, tracks compliance to underwriting policies and re-underwrites select contracts. If re-underwriting statistics are unacceptable, all monthly and quarterly incentives are forfeited by the office that originated the contracts. Our internal quality control group reviews contracts on a statistical sampling basis to ensure adherence to established lending guidelines and proper documentation requirements. Credit managers within each regional business center provide direct management oversight to each credit analyst. In addition, the Chief Credit Officer provides oversight management to ensure that all credit managers and analysts are following overall corporate guidelines.

     The following table sets forth information for automobile contracts originated, contracts serviced and number of dealers in the states in which we operate our business:

                           AUTOMOBILE CONTRACT PURCHASES
                            FOR THE TWELVE MONTHS ENDED
                                    DECEMBER 31,                           AT DECEMBER 31, 2000
                       --------------------------------------    ----------------------------------------
        STATE             2000          1999          1998       SERVICING PORTFOLIO    NUMBER OF DEALERS
        -----          ----------    ----------    ----------    -------------------    -----------------
California...........  $1,680,814    $1,375,877    $1,187,406        $2,862,894               2,169
Arizona..............     277,217       196,935       155,439           424,319                 286
Washington...........     186,078       166,760       135,271           297,738                 380
Florida..............     175,341       138,981        73,023           265,880                 408
Ohio.................     165,860       103,615        70,183           247,326                 547
Oregon...............     158,944       128,154       104,789           235,387                 390
Texas................     158,138       185,795       143,989           295,273                 466
Colorado.............     130,247       111,486        80,800           201,197                 231
North Carolina.......     106,664        84,543        59,454           167,394                 237
Nevada...............     101,311        90,521        81,342           183,121                 106
Virginia.............      97,997        61,094        39,592           143,272                 256
South Carolina.......      91,246        57,315        32,782           128,589                 160
Illinois.............      76,020        62,755        51,653           124,342                 332
Georgia..............      71,341        39,136        24,114            97,519                 197
Tennessee............      68,955        52,128        39,757           108,059                 149
Missouri.............      64,372        46,456        28,958           100,437                 197
Utah.................      63,531        45,767        24,394            87,771                 182
Michigan.............      52,489        22,472        13,783            65,156                 167
Alabama..............      49,053        45,706        35,997            81,416                 149
Idaho................      48,639        36,649        34,961            78,011                 146
Pennsylvania.........      39,317        28,831        37,508            69,539                 177
Wisconsin............      37,439        24,839        32,398            54,506                 129
Maryland.............      36,431        26,279        13,556            58,112                 103
Kentucky.............      34,658        23,603        16,793            50,145                 106
Indiana..............      26,759        23,951        17,829            46,273                 133
New Jersey...........      26,552        17,690         6,844            40,175                  81
Delaware.............      23,709        11,326           805            29,019                  38
Kansas...............      22,683        12,736        14,166            34,208                  70
Massachusetts........      22,126        25,131                          38,987                  72
Mississippi..........      17,434        14,901        13,503            31,932                  36
West Virginia........      16,763         7,241         9,750            21,956                  54
Oklahoma.............      16,318        13,974        10,761            26,061                  55
Connecticut..........      13,638        15,799         1,448            22,539                  55
Iowa.................      13,027         7,334        20,201            21,894                  59
Minnesota............      11,156           446                          10,365                  31
New Mexico...........       9,469        15,089        15,823            24,934                  40
New Hampshire........       7,157         4,125         4,837            10,427                  28
Nebraska.............       5,427           683         1,303             5,802                  25
Wyoming..............       5,114         4,050         3,785             7,797                  24
New York.............       5,097           395           158             5,199                  54
Rhode Island.........       2,642         3,304         3,012             5,541                  12
Maine................       2,054           897        20,556             2,383                   8
Hawaii...............                     5,377         7,973             5,287
                       ----------    ----------    ----------        ----------               -----
     Total...........  $4,219,227    $3,340,146    $2,670,696        $6,818,182               8,545
                       ==========    ==========    ==========        ==========               =====

     Servicing of Contracts

     We service all of the contracts we purchase, both those held by us and those sold in securitization transactions. The servicing process includes the routine collection and processing of payments, responding to borrower inquiries, maintaining the security interest in the vehicle, maintaining physical damage insurance coverage and repossessing and selling collateral when necessary. During the second quarter of 2000, we implemented a new decision support system which incorporates behavioral scoring models and allows us to continually seek the most efficient and effective collection methods.

     We use monthly billing statements to serve as a reminder to borrowers as well as an early warning mechanism in the event a borrower has failed to notify us of an address change. Payments received in the mail or through our offices are processed by our remittance processing center. To expedite the collection process, we accept payments from borrowers through automated payment programs including PC banking, direct debits and third party payment processing services. Our customer service center uses interactive voice response technology to answer routine account questions and route calls to the appropriate service counselor.

     Our fully integrated servicing, decision and collections system automatically forwards accounts to our automated dialer or regional collection centers based on the assessed risk of default or loss. Account assessment poses several courses of action, including delaying collection activity based on the likelihood of self curing, directing an account to the automated dialer for a predetermined number of days before being forwarded to a regional collections office, or directly forwarding to a collection specialist in the regional office for accelerated collection efforts as early as seven days past due. This process balances the efficiency of centralized collection efforts with the effectiveness of decentralized personal collection efforts. Our systems track delinquencies and chargeoffs, monitor the performance of our collection associates and assist in delinquency forecasting. To assist in the collection process, we can access original documents through our imaging system which stores all the documents related to each contract. We limit deferments to a maximum of three over the life of the contract and rarely rewrite contracts.

     If satisfactory payment arrangements are not made, the automobile is generally repossessed within 60 to 90 days of the date of delinquency, subject to compliance with applicable law. We use independent contractors to perform repossessions. The automobile remains in our custody generally for 15 days, or longer if required by local law, to provide the obligor the opportunity to redeem the contract. If after the redemption period the delinquency is not cured, we write down the vehicle to fair value and reclassify the contract as a repossessed asset. After the redemption period expires, we prepare the automobile for sale. We sell substantially all repossessed automobiles through wholesale automobile auctions, subject to applicable law. We do not provide the financing on repossessions sold. We use regional remarketing departments to sell our repossessed vehicles. Once the vehicles are sold, any remaining deficiency balances are then charged off. At December 31, 2000, repossessed automobiles outstanding managed by us was $6.2 million or 0.09% of the total serviced portfolio, compared with $3.4 million or 0.06% of the total serviced portfolio at December 31, 1999.

     It is our policy to charge off an account when it becomes contractually delinquent by 120 days, except for accounts that are in Chapter 13 bankruptcy, even if we have not yet repossessed the vehicle. At the time that a contract is charged off, all accrued interest is reversed. For those accounts that are in Chapter 13 bankruptcy and contractually past due 120 days, all accrued interest is reversed and income is recognized on a cash basis. Additionally, we mark down such contracts to fair value and reclassify them as non-performing accounts. After chargeoff, we collect deficiency balances through our centralized asset recovery center. These efforts include contacting the borrower directly, seeking a deficiency judgment through a small claims court, or instituting other judicial action where necessary. In some cases, particularly where recovery is believed to be less likely, the account may be assigned to a collection agency for final resolution. We also monitor payment plans on those obligors who have filed for bankruptcy.

  RETAIL BANKING

     Our retail banking operations are conducted through 25 branch offices located throughout California. At December 31, 2000 and 1999, the total deposits gathered by the retail banking division were $2.0 billion. Due to the limited number of branch offices, we have historically focused on certificates of deposit accounts as the primary product offered by the retail banking division.

     Demand deposits and money market accounts obtained through our retail banking operations totaled $460 million at December 31, 2000 compared with $477 million and $341 million at December 31, 1999 and 1998, respectively. At December 31, 2000, demand deposits and money market accounts represented 23% of our total retail deposits.

  COMMERCIAL BANKING

     We focus our commercial banking operations in the Orange, Los Angeles and San Diego County metropolitan areas, operating through our Irvine headquarters office. We target commercial clients with sales between $10 million and $100 million. We offer our commercial clients a full array of deposit and loan products that are priced competitively and designed specifically for them. The commercial banking division's strategy is to generate deposits in excess of the loans it funds to provide another source of liquidity for the Bank. Deposit products include money market, business checking and certificate of deposit accounts delivered either through direct contact or through cash management services. Loan products include term loans, lines of credit, asset-based loans, construction and real estate loans. We also offer consumer deposit and money market accounts as well as consumer loans and lines of credit to the company owners, management and their associates. Loan products are generally priced on a floating rate basis, based on the prime rate or London Interbank Offer Rate, also known as LIBOR. Fixed rates are generally limited to a one-year term or less.

     Credit quality is managed by having each loan reviewed for approval by a credit committee comprised of the Bank's President, Chairman of the Board, Board members and our executives. In addition, account officers are directly assigned to specific accounts to maintain close contact with the customer. Such contact allows for greater opportunity to cross sell products, as well as for observing and continually evaluating the customer for potential credit problems.

     At December 31, 2000, the commercial banking division had generated $444 million in deposits compared with $216 million and $80 million at December 31, 1999 and 1998, respectively. Commercial loans outstanding totaled $108 million, $66.9 million and $52.9 million at December 31, 2000, 1999 and 1998, respectively.

  MORTGAGE PORTFOLIOS

     We have from time to time originated mortgage products that were held on our balance sheet rather than selling such products into the secondary markets. Other than mortgage loans originated on a limited basis through the commercial banking division, we do not expect to add mortgage loans to our balance sheet.

  CONSTRUCTION LOANS

     On a limited basis, we originate construction loans primarily for single family owner-occupied residences and commercial real estate. These include loans for the acquisition and development of unimproved property to be used for residential and commercial purposes. The construction loan portfolio generally consists of loans with terms ranging from six to twelve months with fully indexed adjustable interest rates that range between 8.12% and 10.50%. Advances are generally made to cover actual construction costs and include a reserve for paying the stated interest due on the loan.

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

  INTERCOMPANY BORROWINGS

     WFS has three separate borrowing arrangements with the Bank. The senior note and the promissory note are long-term, unsecured debt, while the line of credit is designed to provide short-term financing for the purchase of contracts. These borrowings are the only source of liquidity for WFS outside of the asset-backed securities market. These transactions eliminate upon consolidation of WFS and the Bank.

     WFS borrowed $125 million from the Bank under the terms of the senior note. The senior note provides for principal payments of $25 million per year, commencing on April 30, 1999 and continuing through its final maturity, April 30, 2003. Interest payments on the senior note are due quarterly, in arrears, calculated at the rate of 7.25% per annum. WFS made paydowns of $32.7 million and $66.1 million for the years ended December 31, 2000 and 1999, respectively, without prepayment penalties. There was $11.2 million and $43.9 million outstanding on the senior note at December 31, 2000 and 1999, respectively. Interest expense totaled $1.5 million, $5.4 million and $9.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     Additionally, WFS borrowed $135 million under the terms of the promissory note from the Bank. The promissory note provides for principal payments of $67.5 million per year, commencing July 31, 2001 and continuing through its final maturity, July 31, 2002. Interest payments on the promissory note are due quarterly, in arrears, calculated at the rate of 9.42% per annum. Pursuant to the terms of the promissory note, WFS may not incur any other indebtedness which is senior to the obligations evidenced by the promissory note except for (i) indebtedness under the senior note (ii) indebtedness collateralized or secured under the line of credit and (iii) indebtedness for similar types of warehouse lines of credit. There was $135 million outstanding on the promissory note at December 31, 2000 and 1999. Interest expense totaled $12.7 million, $9.3 million and $4.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     WFS also has a line of credit extended by the Bank permitting it to draw up to $1.8 billion as needed to be used in its operations. WFS does not pay a commitment fee for the line of credit. The line of credit terminates on December 31, 2004, although the term may be extended by WFS for additional periods up to 60 months. When secured, the line of credit carries an interest rate equal to one-month LIBOR plus 75 basis points. When unsecured, the line of credit carries an interest rate equal to one-month LIBOR plus 125 basis points. The margins on this line were increased from 62.5 basis points when secured and 112.5 basis points when unsecured effective May 23, 2000. Interest on the amount outstanding under the line of credit is paid monthly, in arrears, and is calculated on the average amount outstanding that month. The Bank has the right under the line of credit to refuse to permit additional amounts to be drawn on the line of credit if, in the Bank's discretion, the amount sought to be drawn will not be used to finance purchases of contracts or other working capital requirements. There was $236 million and $551 million outstanding on the line of credit at December 31, 2000 and 1999, respectively. Interest expense totaled $38.4 million, $15.7 million and $11.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. The weighted average interest rate was 7.09%, 5.33% and 7.31% for the years ended December 31, 2000, 1999 and 1998, respectively.

  SHORT-TERM INVESTMENTS

     WFS also invests its excess cash at the Bank under an investment agreement. The Bank pays WFS an interest rate equal to the federal composite commercial paper rate on this excess cash. The weighted average interest rate was 6.58%, 5.23% and 5.45% for the years ended December 31, 2000, 1999 and 1998. WFS held no excess cash with the Bank under the investment agreement at December 31, 2000 and 1999. Interest income earned under this agreement totaled $1.2 million, $0.1 million and $0.5 million for the years ended December 31, 2000, 1999 and 1998, respectively.

  WFS REINVESTMENT CONTRACT

     Through a series of agreements which WFS, the Bank, WFAL2, and other parties have entered into, WFS has access to the cash flows of each of the outstanding securitization transactions, including the cash held in each spread account. WFS is permitted to use that cash as it determines, including in the ordinary business activities of originating contracts.

     In each securitization transaction, the Bank and WFAL2 have entered into a reinvestment contract that is deemed to be an eligible investment under the relevant securitization agreements. The securitization agreements require, provided certain conditions are met, that all cash flows of the relevant trust and the associated spread accounts be invested in the applicable reinvestment contract. A limited portion of the invested funds may be used by WFAL2 and the balance may be used by the Bank. The Bank makes its portion available to WFS pursuant to the terms of the WFS Reinvestment Contract. Under the WFS Reinvestment Contract, WFS receives access to all of the cash available to the Bank under each trust reinvestment contract and is obligated to repay to the Bank an amount equal to the cash so used when needed by the Bank to meet its obligations under the individual trust reinvestment contracts. With the portion of the cash available to it under the individual trust reinvestment contracts, WFAL2 purchases contracts from WFS pursuant to the terms of the sale and servicing agreements.

     In accordance with this agreement, the Bank and WFAL2 pledge property owned by each for the benefit of the trustee of each trust and the surety. WFS pays the Bank a fee equal to 12.5 basis points of the amount of collateral pledged by the Bank as consideration for the pledge of collateral and for WFS' access to cash under the WFS Reinvestment Contract. WFS paid the Bank $0.7 million, $0.6 million and $0.7 million for the years ended December 31, 2000, 1999 and 1998, respectively, for this purpose. As WFAL2 directly utilizes the cash made available to it to purchase contracts for its own account from WFS, no additional consideration from WFS is required to support WFAL2's pledge of its property under the agreement with Financial Security Assurance, also known as FSA. While WFS is under no obligation to repurchase contracts from WFAL2, to the extent WFAL2 needs to sell any such contracts to fund its repayment obligations under the trust reinvestment contracts, it is anticipated that WFS would prefer to purchase those contracts than for WFAL2 to sell those contracts to a third party. The WFS Reinvestment Contract, by its terms, is to remain in effect so long as any of the trust reinvestment contracts is an eligible investment for its related securitization transaction. There was $832 million and $687 million outstanding on the WFS Reinvestment Contract at December 31, 2000 and 1999, respectively.

  TAX SHARING AGREEMENT

     We and our subsidiaries are parties to a tax sharing agreement with WFS, the Bank and their subsidiaries, pursuant to which a consolidated federal tax return is filed for all of the parties to the agreement. Under the agreement, the tax due by the group is allocated to each member based upon the relative percentage of each member's taxable income to that of all members. Each member pays Westcorp its estimated share of that tax liability when otherwise due, but in no event may the amount paid exceed the amount of tax that would have been due if a member were to file a separate return. A similar process is used with respect to state income taxes for those states which permit the filing of a consolidated or combined return. Tax liabilities to states that require the filing of separate tax returns for each company are paid by each company. The term of the tax sharing agreement commenced on the first day of the consolidated return year beginning January 1, 1994 and continues in effect until the parties to the tax sharing agreement agree in writing to terminate it. See "Consolidated Financial Statements -- Note 21 -- Income Taxes".

  MANAGEMENT AGREEMENTS

     We have entered into certain management agreements with WFS and the Bank pursuant to which we pay an allocated portion of certain costs and expenses incurred by the Bank and WFS. Such costs include the cost of services or facilities of the Bank and WFS used by us or our subsidiaries, including our principal office facilities and certain field offices, and overhead and associate benefits pertaining to Bank and WFS associates who also provide services to us or our subsidiaries. Amounts paid to WFS by the Bank relating to these management agreements totaled $0.3 million, $0.7 million and $0.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. Amounts paid by WFS to the Bank relating to these management agreements totaled $1.8 million, $1.2 million and $4.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. The management agreements may be terminated by any party upon five days prior written notice without cause, or immediately in the event of the other party's breach of any covenant, obligation, or duty contained in the applicable management agreement or for violation of law, ordinance, statute, rule or regulation governing either party to the applicable management agreement.

SUPERVISION AND REGULATION

  GENERAL

     In 1989, Congress adopted the Financial Institutions Reform, Recovery and Enforcement Act, also known as FIRREA. Congress' adoption of FIRREA substantially changed the laws under which we and the Bank operate. In 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act, also known as FDICIA. FDICIA requires specified regulatory agencies to adopt regulations which have broad application to insured financial institutions such as the Bank. In 1994 and 1996, Congress adopted the Riegle Community Development and Regulatory Improvement Act, also known as RCDA, and the Deposit Insurance Fund Act, also known as the Fund Act. The adoptions of RCDA and the Fund Act modified some of FDICIA's requirements. Finally, in 1999 the Gramm-Leach-Bliley Act, also known as GLBA, was adopted. The GLBA substantially modernized federal banking law.

     Set forth below is a discussion of those provisions of the foregoing acts and of pre-existing laws that have a material effect upon our business. To the extent, however, that any of the following discussion describes statutory or regulatory provisions, the exact language of the statute or regulatory provision qualifies any such discussion. Furthermore, any future changes in the applicable law or regulation or in the policies of various regulatory authorities may have a material effect on our business. Accordingly, we cannot assure you that we will not be affected by any such further changes.

  WESTCORP

     The Savings and Loan Holding Company Act

     We, by virtue of our ownership of the Bank, are a savings and loan holding company within the meaning of the Home Owners' Loan Act, as amended, also known as HOLA, which was amended by FIRREA and most recently by the GLBA. Savings and loan holding companies and their savings association subsidiaries, such as us and the Bank, are extensively regulated by federal laws.

     We are a savings and loan holding company registered with the OTS. Therefore, we are subject to the OTS' regulations, examination and reporting requirements. We are a "unitary" savings and loan holding company within the meaning of regulations promulgated by the OTS. As a result, we are virtually unrestricted in the types of business activities in which we may engage, provided the Bank continues to meet the Qualified Thrift Lender test under HOLA. We intend to remain a unitary savings and loan holding company. However, if we acquire one or more insured institutions and operate them as separate subsidiaries rather than merging them with the Bank, or if certain other circumstances not currently applicable to us arise, we would be treated as a "multiple" savings and loan holding company. As a "multiple" savings and loan holding company, additional regulatory restrictions would be imposed on us. We do not anticipate that those circumstances will arise unless we acquire one or more insured institutions as a result of a supervisory acquisition and the insured institution meets the Qualified Thrift Lender test.

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

     HOLA also limits the type of activities and investments in which the savings association subsidiaries of a savings and loan holding company may participate if the investment and/or activity involves an affiliate of that savings association's subsidiary. In general, savings association subsidiaries of a savings and loan holding company are subject to Sections 23A and 23B of the Federal Reserve Act in the same manner and to the same extent as if the savings association were a member bank of the Federal Reserve System, as well as regulations adopted by the OTS. Section 23A of the Federal Reserve Act places certain quantitative limitations on certain transactions between a bank and its subsidiaries and an affiliate. The quantitative limitations are based upon a percentage of the savings association's capital stock and surplus. Transactions covered by Section 23A of the Federal Reserve Act, include transactions involving:

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

     The definition of capital stock and surplus permits the Bank to include subordinated debt that it issues in the calculation of capital stock and surplus, as long as the debt qualifies for inclusion in Tier 2 capital.

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

     FIRREA and FDICIA require that savings association subsidiaries comply with the requirements of Federal Reserve Act Sections 22(g) and 22(h), and Regulation O of the Federal Reserve System with respect to loans to executive officers, directors and principal shareholders, in the same manner as member banks. The RCDA permits loans secured by a first lien on an executive officer's residence to be made without prior approval of the board of directors of the financial institution. As a matter of policy, we do not make loans to executive officers, directors or principal shareholders.

     The Gramm-Leach-Bliley Act

     The GLBA permits insurance, banking and securities firms to be owned by a single owner. GLBA also prohibits unitary savings and loan holding companies, like us, from being acquired by commercial companies. We are permitted under GLBA, however, to continue to engage in any business opportunities in which we had a right to engage prior to the enactment of GLBA. In short, GLBA does not have any effect on our business, and we do not expect that any of its provisions will have an adverse effect on our operations or our financial condition.

     However, because GLBA liberalizes the activities permitted to a bank holding company from those closely related to banking to those which are financial activities, entities which are well capitalized but previously could not own banks can now acquire a bank and become a bank holding company. Thus, GLBA creates the potential for well capitalized entities to enter into the banking business. As any such entity could have become a unitary savings and loan holding company prior to enactment of GLBA, we do not anticipate that this change in the laws applicable to bank holding companies will have a significant affect upon us or the Bank.

     Under GLBA, savings associations have gained the same treatment long applicable to banks and are now exempt from registering as an "investment company" when using common or collective trust funds to offer trust and other fiduciary services to their customers. GLBA expanded the exemption by amending
Section 2(a)(5)(A) of the Investment Company Act to include "depository institutions" within the meaning of "bank." That term encompasses savings associations insured by the FDIC. GLBA also amended Section 3(a)(2) of the Securities Act of 1933 to exempt the interests in common or collective trust funds from registration as securities.

     GLBA also creates additional obligations on financial institutions, such as the Bank and its subsidiaries, regarding the safeguarding of nonpublic personal information of their customers and creates affirmative duties to advise customers as to what the financial institutions do with their customers' nonpublic personal information. Federal banking regulatory agencies implemented these privacy guidelines in a recently issued regulation that provides detailed instructions on safeguarding consumer financial information. We do not believe that these privacy requirements will have a significant impact on the Bank or any of its subsidiaries, because the Bank and its subsidiaries have historically safeguarded the personal confidential information of their customers as required by other federal statutes.

     Other Matters

     The OTS has recently proposed to require holding companies to notify the OTS before engaging in certain debt transactions, in any transactions that substantially reduce capital, in certain asset acquisitions and certain other transactions on a case-by-case basis. The proposed notice is designed to prevent activities that could have an adverse impact on the subsidiary savings associations. We do not believe that these notice requirements will have a significant impact on us, since we do not have a history of engaging in activities that pose a material risk to the financial safety of our subsidiary saving association.

     The OTS has also recently proposed to codify its practice of requiring additional capital and of case-by-case review of capital adequacy of savings and loan holding companies. The proposed regulation identifies the key evaluating factors -- debt, capital, cash flow and earnings and overall risk profile of the holding company -- for determining if additional capital is necessary for a holding company. Eventual codification of current OTS practice of a case-by-case review is not expected to have an effect on us because we believe we are well capitalized for the business in which we engage.

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

     Federal Home Loan Bank System

     The GLBA requires that the Bank, as a member of the FHLB System, fulfill its minimum investment requirement in the FHLB System. The Bank is in compliance with this requirement. The Federal Housing Finance Board, also known as the Board, has recently proposed that either investment in capital stock of the FHLB System or payment of an annual membership fee should satisfy the membership investment requirement. The option of a membership fee might provide more flexibility for the Bank and once the final regulation is issued, we will consider that option.

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

     Insurance of Accounts

     The FDIC administers the Savings Association Insurance Fund, also known as SAIF, which insures the deposits of savings associations that were insured by the Federal Savings and Loan Insurance Corporation, also known as FSLIC, prior to the enactment of FIRREA. Commencing in 1989, the deposits of the Bank became insured through the SAIF to the maximum amount permitted by law, which is currently $100,000.

     During 2000, the Bank was required to pay insurance premiums of $1.2 million. FDICIA required the FDIC to implement a risk-based assessment system under which a banking institution's premiums are based on the FDIC's determination of the relative risk that the condition of the banking institution poses to its insurance fund. In response, the FDIC adopted a final rule, effective January 1, 1994. Under this rule, each insured banking institution is classified as "well capitalized," "adequately capitalized" or "undercapitalized." These three classifications use definitions substantially the same as the definitions adopted with respect to the "prompt corrective action" rules adopted by the regulatory agencies under FDICIA. See "Prompt Corrective Regulatory Action." Within each of these three classifications, the FDIC has created three risk categories into which an institution may be placed based upon the supervisory evaluations of the institution's primary federal financial institution regulatory agency and the FDIC. These three risk categories consist of:

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

     The FDIC also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances that could result in termination of the Bank's deposit insurance.

     Liquidity Requirements

     Under OTS regulations, the Bank must maintain an average daily balance of liquid assets equal to at least 4% of the Bank's average daily balance of net withdrawal accounts and borrowings payable on demand or in one year or less. The balance of liquid assets includes cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations and certain corporate debt obligations and commercial paper. If at any time the Bank's liquid assets do not at least equal, on an average daily basis for any quarter, the amount required by these regulations, the Bank would be subject to various OTS enforcement procedures, including monetary penalties. At December 31, 2000, the Bank's percentage was 10.23%. Thus, the Bank was in compliance with these requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity."

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

     At December 31, 2000, the Bank met the capital requirements of a well capitalized association as defined by the regulation. At that date, the Bank held no brokered deposits.

     Regulatory Capital Requirements

     The HOLA, as amended by FIRREA, mandates that the OTS promulgate capital regulations that include capital standards no less stringent than the capital standards applicable to national banks. The Bank exceeded the current minimum requirements for core capital, tangible capital and risk-weighted capital as of December 31, 2000 as more fully described below.

     The HOLA and the OTS regulations require savings associations to maintain "core capital" in an amount not less than 3% of adjusted total assets. However, effective April 1, 1999, all savings associations that do not have a Capital, Asset Quality, Management, Earnings, Liquidity, Sensitivity toward market risk, also known as CAMELS, rating system composite rating of 1 must maintain core capital in an amount of not less than 4% of adjusted total assets. The OTS capital regulations already permit the OTS to impose a higher individual minimum capital requirement on a case-by-case basis. The Bank is not currently subject to this requirement.

     The Bank's core capital ratio at December 31, 2000 was 8.03%. Core capital is defined in the OTS capital regulations as including, among other things:

     - common shareholder's equity (including retained earnings);

     - a certain portion of the association's qualifying supervisory goodwill;

     - noncumulative perpetual preferred stock and related surplus; and

     - capitalized servicing rights, also known as CSRs, and purchased credit card relationships, also known as PCCRs meeting certain valuation requirements.

     All CSRs and PCCRs that are includable in capital are each subject to a 90% fair value limitation. The maximum amount of CSRs and PCCRs which can be included in core capital and tangible capital may not exceed, in the aggregate, an amount equal to 100% of the institutions core capital, with nonmortgage servicing assets and PCCRs limited to 25% of core capital. All other intangible assets, other than qualifying PCCRs, must be deducted from core capital. At December 31, 2000, the Bank held no CSRs or PCCRs.

     A savings association must maintain "Tangible Capital" in an amount not less than 1.5% of adjusted total assets. "Tangible Capital" means core capital less any intangible assets, including supervisory goodwill, plus CSRs and PCCRs to the extent includable in core capital as described above. At December 31, 2000, the Bank's tangible capital was 8.03%.

     A savings institution's investments in, and extensions of credit to, a subsidiary engaged in any activities not permissible for national banks, also known as nonincludable subsidiaries, generally are deducted from the institution's core capital and tangible capital in determining compliance with capital standards. This deduction is not required for investments in and extensions of credit to a subsidiary engaged solely in mortgage banking, to certain subsidiaries which are themselves insured depository institutions or, unless the FDIC determines otherwise in the interests of safety and soundness, to a subsidiary which engages in these impermissible activities solely as agent for its customers. Since July 1, 1996, the Bank has been required to deduct from its core and tangible capital its entire investments in Western Consumer Services, Inc., also known as WCS, both equity and extensions of credit, because WCS is engaged in residential real estate activities not permitted to national banks. At December 31, 2000, the amount excluded from the Bank's core and tangible capital was $0.1 million.

     As of December 31, 2000, the Bank's core capital was $534 million, exceeding the Bank's regulatory requirement by $334 million. The Bank's tangible capital at December 31, 2000 was $534 million, exceeding the applicable regulatory requirement by $434 million.

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

     In addition, in the former instance, when calculating the Bank's risk-based capital ratio (a) the value of those on balance sheet assets which are subject to recourse, to the extent of that recourse liability, also known as fully capitalized assets, is deducted from the Bank's total capital and (b) neither the risk-weighted value of the asset sold off balance sheet nor the amount of the fully capitalized assets is included in the Bank's total risk-weighted assets. The Bank's risk-based capital requirement at December 31, 2000 included $261 million due to its recourse liability relating to trust financings, including fully capitalized assets.

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

     Interest rate contracts have special credit equivalent amounts equal to the sum of their current credit exposure plus their potential credit exposure. The risk-weight category to be applied to these amounts in determining the credit risk component would depend on the obligor, but in no event would be higher than fifty percent risk-weight. As of December 31, 2000, the Bank's total risk-weighted assets equaled $6.4 billion.

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

     The Bank currently has $42.5 million of its 8.5% Subordinated Capital Debentures and $147 million of its 8.875% Subordinated Capital Debentures outstanding, excluding discounts and issuance costs. Pursuant to the approval from the OTS to treat those debentures as supplementary capital, the amount of those debentures which may be included as supplementary capital may not exceed one-third of the Bank's total capital. At December 31, 2000, the debentures then outstanding represented 24.3% of the Bank's total capital. Consistent with the OTS capital regulations, the amount of the 8.5% debentures which may be included as supplementary capital decreases at the rate of 20% of the amount originally outstanding per year, net of redemptions, commencing on July 1, 1998. The amount of the 8.875% debentures which may be included as supplementary capital will decrease at the rate of 20% of the amount originally outstanding per year, net of redemptions, commencing on August 1, 2002. The Bank's total capital at December 31, 2000 was $780 million and its risk-based capital ratio was 12.16%

     As required by the provisions of FDICIA, the OTS has adopted an interest rate risk component to its capital rules. The rule establishes a method for determining an appropriate level of capital to be held by savings associations subject to the supervision of the OTS, such as the Bank, against interest rate risk, also known as IRR. The rule generally provides that if a savings association's IRR, calculated in accordance with the rule, exceeds a specified percentage, the savings association must deduct from its total capital an IRR component when calculating its compliance with the risk-based capital requirement.

     Specifically, the rule provides that a savings association's IRR is to be determined by the decline in that savings association's Net Portfolio Value, also known as NPV, or the value of the association's assets as determined in accordance with the provisions of the rule, resulting from a 200 basis point change in market interest rates, divided by the NPV prior to that change. If that result is a decrease of greater than 2%, the association must deduct from its total capital an amount equal to one-half of the decline in its NPV in excess of 2% of its NPV prior to the interest rate change, also known as the IRR component. The reduction of an association's total risk-based capital is effective on the first day of the third quarter following the reporting date of the information used to make the required calculations.

     The rule also contains provisions which:

     - reduce the IRR component if the association reduces its IRR by the end of the quarter following the reporting date; and

     - permit the OTS to waive or defer the IRR component on a showing that the association has made meaningful steps to reduce or control its IRR.

     The OTS has postponed the effective date as of which an IRR component will be required to be deducted from a savings association's capital to permit the OTS to review the interest rate risk regulations currently being promulgated by the other federal banking agencies for their respective institutions. Even were the rule currently being applied, the Bank would not be required to reduce its total capital by an IRR component. The Bank does not anticipate being required to do so during 2001.

     Any savings association that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. These actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on an association's operations and the appointment of a conservator or receiver. The OTS' capital regulation provides that these actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions. The OTS must prohibit asset growth by any institution that is in violation of the foregoing minimum capital requirements, and must require any such institution to comply with a capital directive issued by the OTS. See "Prompt Corrective Regulatory Action."

     In summary, the Bank exceeded the current minimum requirements for core capital, tangible capital and risk-weighted capital as of December 31, 2000.

     Interagency Guidance Statement Regarding Asset-Backed Securitization

     The OTS, in conjunction with the other federal banking regulatory agencies, collectively known as the Agencies, issued a guidance statement regarding asset securitization activities of banks and savings associations which applies to the Bank and its subsidiary, WFS. The guidance states that reported values for retained interest assets should be reasonable, conservative and supported by objective and verifiable documentation. Furthermore, institutions engaged in asset securitization activities should ensure that sufficient capital is held to support the risks associated with those activities and that appropriate management oversight and reporting is accomplished with respect to the institution's asset securitization activities. The agencies noted that on a case-by-case basis, additional capital may be required to be held by those institutions whose asset securitization activities are not in compliance with the guidance provisions, or the retained interests may be classified as loss and not permitted to be included in calculating the institution's regulatory capital. The Bank and WFS believe that WFS' valuation of its retained interest assets and its securitization activities as an operating subsidiary of the Bank are in compliance with the guidance provisions. Moreover, as WFS' recent securitization activities have been primarily accounted for as secured financings or involved a sale of contracts servicing released, WFS has substantially reduced and does not anticipate creating in the future any non-cash gain on sale residual interests, the valuation of which would be subject to the guidance statement. The Bank and WFS believe that WFS' securitization activities to date, including the creation, valuation and monitoring of our existing non-cash gain on sale residual interests, have been conducted in full compliance with the guidance statement.

     The OTS, along with the other Agencies, has recently issued two proposals to modify existing risk-based capital treatment of recourse obligations in asset securitization activities of banking organizations. The first proposal provides a single treatment for all types of recourse arrangements, including direct credit substitutes and residual interests, regardless of the method used to account for assets transferred with recourse. Such regulatory approach would ensure that risk-based capital is held against the full amount of the transferred assets that would be risk-weighted according to relative exposure to credit risk. Determination of risk-weighted assets would also include all securitization transactions that include early amortization provisions. The Agencies' second proposal modifies risk-based capital treatment for residual interests and restricts the amount of retained interest assets that may be included in determining a bank's or savings association's regulatory capital. Current capital standards do not require "dollar-for-dollar" capital protection in case of residual interests that exceed the dollar amount of the full capital charge on the assets transferred. The proposed modification would, however, require that financial institutions hold "dollar-for-dollar" capital for the organization's total contractual exposure to loss resulting from residual interest assets retained by the financial institution. The rule would also limit the amount of residual interests that can be included in Tier 1 capital by including residual interests within the 25 percent of Tier 1 capital sublimit already placed upon nonmortgage servicing assets and purchased credit card relationships. Thus, the retained interests could be classified as loss and not permitted to be included in calculating the institution's regulatory capital.

     The Bank and numerous other financial institutions have submitted comments to the proposed regulations, objecting primarily on the basis that the regulations are unnecessary in light of the guidance statement and are overbroad. The proposed retained interest regulation purports to be applicable only to residual interests created upon a sale of financial assets. As such, the proposal, even if adopted, should not apply to WFS or the Bank to the extent WFS continues to account for its securitization transactions as secured financings. At this time the Agencies have the proposals under consideration, and we cannot predict when final regulations will be adopted or how the final regulations may differ from those proposed. If the regulations are adopted as proposed, we cannot determine the amount of additional capital the Bank may need to hold as the amount of non-cash gain on sale residual interests we hold continue to amortize as the underlying contracts are collected.

     The OTS, along with the other Agencies, has adopted guidance pertaining to sub-prime lending programs. Pursuant to the guidance, lending programs which provide credit to borrowers whose credit histories reflect specified negative characteristics, such as bankruptcies or payment delinquencies, are deemed to be sub-prime lending programs. Pursuant to the guidance, examiners may require that an institution with a sub-prime lending program hold additional capital, typically one and one-half to three times the normal capital required for similar loans made to borrowers who are not sub-prime borrowers, although institutions whose sub-prime loans are well secured and well managed may not be required to hold additional capital.

     We cannot predict whether the regulations discussed above will be adopted as proposed, whether any grandfather or phase-in features will be included in the regulations as adopted or when the regulations, if adopted in any form, will become effective. We also cannot predict whether the Bank will be required, following its next examination, to hold additional capital with respect to those contracts on its consolidated balance sheet as to which the borrowers are sub-prime borrowers. To the extent that either the regulations, if adopted, or the guidance, as implemented, require the Bank to raise and continue to maintain higher levels of capital, our ability to originate, service and securitize new and pre-owned automobile installment contracts, especially as to which the borrower is a sub-prime borrower, may be adversely affected. Any changes to regulations that would negatively impact the Bank may require us to curtail our contract purchasing activities or change the relative percentage of types of contracts we originate, either of which could have a material adverse effect on our financial position, liquidity and results of operations.

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

     - restrict transactions with affiliates.

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

     The OTS, in conjunction with the other Agencies, adopted regulations defining the five categories of capitalization and implementing a framework of supervisory actions, including those described above, applicable to savings associations in each category. The regulations provide that a savings association will be deemed to be:

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

     - "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater and has either:

     - a leverage ratio of 4% or greater; or

     - a leverage ratio of 3% or greater and is rated composite 1 under the CAMELS rating system in the most recent examination of the institution;

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

     At December 31, 2000, the Bank met the capital requirements of a "well capitalized" institution, as its total risk-based capital ratio was 12.16%, its Tier 1 risk-based capital ratio was 8.32% and its leverage ratio was 8.03%.

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

     In addition, further restrictions on a savings association's loans to one borrower authority may be imposed by the OTS if necessary to protect the safety and soundness of the savings association. At December 31, 2000, 15% of the Bank's unimpaired capital and unimpaired surplus for loans to one borrower purposes was $117 million. The largest amount outstanding at December 31, 2000 to one borrower and related entities was $14.0 million.

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

     The Bank's aggregate investment in service corporation subsidiaries was $0.1 million and its equity investments in operating subsidiaries was $392 million as of December 31, 2000.

     Qualified Thrift Lender Test

     A Qualified Thrift Lender, also known as QTL, test was enacted as a part of FIRREA, and was modified by FDICIA and the Economic Growth and Regulatory Paperwork Reduction Act, also known as EGRPRA. An association that fails to become or remain a QTL must either:

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

     Under the existing QTL requirements, a savings association's "qualified thrift investments" must equal not less than 65% of the association's "portfolio assets" measured on a monthly basis in nine of every twelve consecutive months. Savings associations have the option of substituting compliance with the Internal Revenue Code, also known as IRC, "domestic building and loan association", also known as DBLA, test for compliance with the amended QTL requirements. Qualified thrift investments include:

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

     At December 31, 2000, the Bank's percentage of qualified thrift investments to portfolio assets was 87.63%. We anticipate that the Bank will continue to remain a QTL.

     Dividend Regulations

     The OTS has adopted regulations for determining if capital distributions of a savings association are permitted. The regulation provides for a filing process in which the OTS reviews proposed capital distributions. The regulation requires that a savings association files the application for or gives prior notice of the proposed distribution or it exempts a savings association from filing. The filing status of a savings association depends on whether the proposed capital distribution meets certain criteria. The criteria that the regulation focuses on are: (i) eligibility of the savings association for expedited treatment by the OTS; (ii) the total amount of all of the capital distributions for the year; (iii) the capital requirements of an "adequately capitalized" or a "well capitalized" institution; (iv) effect of the proposed distribution on regulatory capital structure of a savings association;
(v) eventual violation of any applicable statute, rule or agreement between a savings association and the OTS; and (vi) status of the association as a subsidiary of a savings and loan holding company. Since the Bank qualifies for expedited treatment by the OTS, it is not required to file an application for any proposed capital distribution. The Bank, however, needs to file prior notice of a proposed capital distribution because it is a subsidiary of a savings and loan holding company, although it qualifies as a "well capitalized" institution.

     In addition, another OTS regulation pertaining to holding companies requires that the OTS be given a 30 day advance notice before a savings association subsidiary pays a dividend to its holding company. The notice described above can also constitute the notice for this purpose, as long as it is designated for that purpose.

     However, the Bank is also subject to certain limitations on the payment of dividends by the terms of the indentures for its 8.5% and 8.875% debentures. Those limitations are more severe than the OTS capital distribution regulations. Under the most restrictive of those limitations, the greatest capital distribution which the Bank could currently make is $87 million. We received dividends from the Bank during 2000 in the aggregate amount of $3.5 million.

     Community Reinvestment Act

     Congress passed the Community Reinvestment Act, also known as CRA, in 1977 to encourage each financial institution to help meet the credit needs of the communities it serves, including low to moderate income neighborhoods. The CRA, as amended and supplemented by applicable regulations, establishes certain performance standards under which the Bank is to be examined. Periodically, the OTS reviews the Bank's performance and publishes a "Community Reinvestment Act Performance Evaluation". The revised examination procedures provide for an evaluation under the lending, investment and service tests.

     As required by the CRA regulations, the Bank has identified eleven Primary Metropolitan Statistical Areas and Metropolitan Statistical Areas in the state of California as its assessment area(s). These geographic markets contain the Bank's retail banking offices and are representative of where the Bank accepts deposits from its customer base. The revised examination procedures will focus on performance rather than process. The Bank received a "satisfactory" rating in its most recent CRA evaluation. The new system will evaluate the degree to which the institution is providing:

     - loans;

     - branches and other services; and

     - investments to low and moderate income areas.

     Under the regulations, the Bank could seek to be assessed on its CRA performance under a strategic plan prepared by the association and approved by the OTS. This would take the place of the three tests mentioned above. The regulations also emphasize the importance of an institution's CRA performance in the corporate application process and seek to make the regulations more enforceable.

     The Bank has elected to be audited under the Lending Test, Investment Test and Service Test. Following the scheduled audit, the Bank will receive an updated performance evaluation which will be made public in each branch office.

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

     The OTS has revised its asset classification system. The OTS removed the specific description of assets classified as "substandard," "doubtful" and "loss" from the regulatory text, and is now providing such descriptions in guidance. That is the practice of the other federal banking regulatory agencies as well. As of December 31, 2000, the Bank had established allowances for loan and real estate losses of $95 million.

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

     The Bank also has to comply with consumer regulations that apply to the retail sales practices of insurance products by any depository institution. The federal banking regulatory agencies have recently issued a regulation that establishes consumer protection in connection with retail sales of insurance products and annuities. We do not believe that the regulation will have a significant impact on our insurance operations since we do not engage in any of the prohibited practices and since we already provide affirmative disclosures, as required by the newly issued rule.

     Investment and Lending Powers

     Pursuant to the Interagency Guidelines for Real Estate Lending Policies, the Bank is required to have lending policies consistent with the guidelines. The lending policies must be consistent with the guidelines as to:

     - loan portfolio management considerations;

     - underwriting standards; and

     - loan administration.

     In particular, the regulation establishes supervisory loan-to-value, also known as LTV, limits for real property secured loans. Each insured institution is to set its own policy with respect to LTV, but those LTV limits are not to exceed the LTV limits of the guidelines, except as specifically permitted by the guidelines.

     The Bank's LTV standards are consistent with these supervisory limitations. In addition, the OTS and the Agencies have adopted uniform real estate appraisal guidelines. Those guidelines require the board of directors of financial institutions to adopt appraisal and evaluation programs, which the Bank has done.

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

     In addition, the EGRPRA amended the HOLA to clarify that federal savings associations may engage in credit card lending without a percentage of assets investment limitation. The EGRPRA also amended HOLA to permit federal associations to make education loans without investment restriction, as opposed to the previous limit of 5% of total assets.

     The OTS has also amended it regulations to clarify that a federal savings association may act as guarantor under Section 5(b)(2) of HOLA. In addition, the OTS liberalized its restriction on suretyship and guaranty agreements under
Section 5(b)(2). The OTS also clarified that a federal savings association may issue letters of credit and may issue other independent undertakings as are approved by the OTS subject to certain statutory restrictions. The Bank has not engaged in any such agreements.

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

     The Financial Accounting Standards Board, also known as the FASB, has provided guidance for the way enterprises report information about derivatives and hedging. These statements require all derivatives to be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that are hedges will be either offset against the change in the fair value of the hedged assets, liabilities or firm commitments directly through income or recognized through other comprehensive income on the balance sheet until the hedged item is recognized in earnings, depending on the nature of the hedges. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings if the derivative is a fair value hedge. The ineffective portion of a derivative's change in fair value for a cash flow hedge will be recognized in comprehensive income on the balance sheet if the hedge is less than 100% effective or in earnings if the hedge is greater than 100% effective. We adopted FASB's new guidance on January 1, 2001 and recorded a cumulative effect adjustment to other comprehensive income of $4.8 million, net of income tax, which represents the deferred loss on hedge agreements outstanding at January 1, 2001. However, we do not expect that the adoption of FASB's new guidance for these agreements will have a material effect on our earnings.

     In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, also known as SFAS

No. 140. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Other provisions of the statement are effective for fiscal years ending after December 15, 2000 and include additional disclosure requirements and changes related to the recognition and reclassification of collateral. We do not expect SFAS No. 140 will have a material effect on our earnings or financial position.

     Annual Examinations

     FDICIA significantly reduces regulatory discretion by requiring the appropriate federal financial institution regulatory agency to conduct a full scope, on-site examination of each insured depository institution every twelve months. The Bank's last annual examination ended in June, 2000.

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

     The OTS, in conjunction with the Agencies, has adopted a final regulation and Interagency Guidelines Prescribing Standards for Safety and Soundness to meet the amended FDICIA requirements. In general, the guidelines are designed to identify emerging safety and soundness problems and ensure that action is taken to address those concerns before they pose a risk to the deposit insurance fund. The guidelines call for each insured institution to have policies, procedures and systems appropriate to its size and the nature of its assets and liabilities. These policies must address the specific criteria identified in the guidelines for each of the six items identified above. The guidelines do not set any specific numerical targets or minimum requirements.

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

     The Bank is a savings and loan association for federal income tax purposes. Prior to 1996, savings and loan associations satisfying certain conditions were permitted under the IRC to establish reserves for bad debts and to make annual additions to these reserves which qualified as deductions from income. However, in 1996 new legislation was enacted which eliminated the reserve method of accounting for bad debts for tax purposes for savings and loan associations. The repeal of the reserve method is effective for tax years beginning after December 31, 1995. Savings and loan associations are now subject to the same tax laws regarding bad debt reserves as banks. The Bank is considered a "large bank" for federal income tax purposes and is required to use the specific charge off method for deducting bad debts for federal income tax purposes.

     The tax reserves for bad debt which were added after 1987 and which still exist as of the date of this change, are required to be recaptured into income ratably over a period of six years starting with the first taxable year after 1995. However, savings and loan associations that meet the "residential loan requirement" will be allowed to defer the recapture of their reserves for up to two years. The Bank met the residential loan requirement and, therefore, deferred recapture of its reserves in 1996 and 1997. The tax reserves related to pre-1988 additions to the reserve are not required to be recaptured into income as a result of this legislation. The total amount of the Bank's post-1987 reserve that will be required to be recaptured into income is estimated at $17 million. The remaining estimated balances required to be recaptured at December 31, 1999 and 2000, are $11.4 million and $8.6 million, respectively. The Bank was required to recapture approximately $2.8 million into taxable income for 2000 and each of the next three years. However, as a result of the IRS examination of the 1993 and 1994 tax years, the bad debt reserve was increased by $18.5 million. The proper amount and timing of the recapture of this additional reserve remains an open topic of discussion in the IRS examination of the 1995 and 1996 tax years.

     Prior to the new legislation discussed above, the Bank, if it met certain criteria, was permitted to compute its addition to its bad debt reserve on loans using one of the following two methods: (i) the percentage of taxable income method; or (ii) the experience method. The Bank has used whichever method has provided the maximum tax deduction in the past. A savings and loan association that utilized the percentage of taxable income method is subject to recapture taxes on such reserves if it makes certain distributions to its shareholders. Dividends may be paid without the imposition of any tax on the Bank if the amounts paid as dividends do not exceed the Bank's current or accumulated earnings and profits as calculated for federal income tax purposes. Dividends paid in excess of current and accumulated earnings and profits, stock redemptions and other distributions with respect to stock, are deemed to be made from the bad debt reserve for qualifying real property loans, to the extent that this reserve exceeds the amount that could have been accumulated under the experience method. The amount of tax that would be payable upon any distribution which is treated as having been made from the bad debt reserve for qualifying real property loans is also deemed to have been paid from the reserve to the extent thereof. Management does not contemplate making distributions that will create taxable income, but assuming a 35% tax rate, distributions to shareholders which are treated as having been made from the bad debt reserve for qualifying real property loans could result in a federal recapture tax which is approximately equal to one-half of the amount of such distributions. Despite the new laws regarding tax bad debt reserves, to the extent that the Bank has not recaptured its reserves into income as discussed above and makes distributions deemed to have been made from their remaining reserves, the Bank would still be subject to the recapture tax discussed above.

     We will be subject to the alternative minimum tax if that tax is larger than the regular federal tax otherwise payable. Generally, alternative minimum taxable income is a taxpayer's regular taxable income, increased by the taxpayer's tax preference items for the year and adjusted by computing certain deductions in a special manner which negates the acceleration of such deductions under the regular federal tax. This amount is then reduced by an exemption amount and is subject to tax at a 20% rate. In the past, we have not generally paid alternative minimum tax and do not expect that we will in the current year.

     We and our subsidiaries are under examination by the Internal Revenue Service for the tax years ended December 31, 1995 through 1999. We do not anticipate any significant changes based upon these examinations.

  CALIFORNIA FRANCHISE TAX AND OTHER STATE PROVISIONS

     At the end of 2000, we had a tax presence in approximately 39 states. However, the majority of the activity of the group and the resulting income should be taxed as California source income, with minor amounts apportioned or allocated outside California.

     The California franchise tax applicable to the Bank is higher than the rate of tax applicable to non-financial corporations because it includes an amount "in lieu" of local personal property and business license taxes paid by non-financial corporations, but not generally paid by financial institutions such as the Bank. For taxable years ending on or after December 31, 1995, the tax rate for a financial corporation is equal to the tax rate on a regular corporation plus 2%. The regular corporate tax rate for 1996 was 9.3% resulting in a financial corporation tax rate of 11.3%. For income years beginning after January 1, 1997, the California regular corporate tax rate is 8.84% and the financial corporation tax rate is 10.84%.

     Under California law, a savings and loan association may determine its bad debt deduction using one of two methods. The first method allows a deduction for debts that become wholly or partially worthless during the tax year (i.e., the specific charge off method). The second method allows a reasonable addition to a reserve to be deducted. A reasonable addition can be calculated using an experience ratio, or may be determined by management to be greater than the experience ratio, but not greater than the amount deducted for regulatory and financial statement purposes, and not greater than 1% of outstanding loans at year end. California has not conformed to the federal repeal of the reserve method of accounting for bad debts for a savings and loan association.

     We compute our taxable income for California purposes on a unitary basis, or as if we were one business unit, and file one combined California franchise tax return (excluding Westhrift Life Insurance Company).

SUBSIDIARIES

  WFS RECEIVABLES CORPORATION 2

     WFSRC2 is our wholly owned, Nevada based, limited purpose service corporation. WFSRC2 was organized for the purpose of purchasing contracts from WFS and securitizing them in the asset-based securities market. Automobile contracts securitized through WFSRC2 are treated as secured financings for accounting purposes.

  WESTRAN SERVICES CORP.

     Westran Services Corp., also known as Westran, is our wholly owned California based subsidiary, which provides travel-related services for us and all of our subsidiaries. Westran does not provide a significant source of revenues or expenses.

  WESTERN FINANCIAL BANK

     The Bank is our wholly owned, federally chartered and federally insured savings bank. The Bank provides diversified financial services through its community banking operations, which include a retail banking division and a commercial banking division. Substantially all of our operations are conducted through the Bank and its subsidiary, WFS. The Bank's subsidiaries are WFS, which in turn owns all of the stock of WFAL, WFAL2, WFS Investments, Inc., also known as WFSII, WFS Funding, Inc., also known as WFSFI and WFS Receivables Corporation, also known as WFSRC. Other subsidiaries of the Bank include Westfin Insurance Agency, also known as WFIA, Westhrift Life Insurance Company, also known as Westhrift, WestFin Securities Corporation, also known as WestFin, Western Reconveyance Company, Inc., also known as RECON, WCS, Western Investments, also known as WII, and The Hammond Company, The Mortgage Bankers, also known as THCMB. Each of these entities are described in further detail below.

  WFS FINANCIAL INC

     WFS is an 82% owned subsidiary of the Bank that is in the business of financing automobile contracts purchased from new and pre-owned car dealers. The remaining interest is traded on the Nasdaq National Market(R) under the ticker symbol WFSI. Each of its offices is licensed to the extent required by law to conduct business in each respective state. The contracts that WFS originates are generally securitized by its subsidiaries, WFAL or WFSRC. See "Automobile Operations". During 2000, WFS originated $4.2 billion of automobile contracts.

  WFS FINANCIAL AUTO LOANS, INC.

     WFAL is a wholly owned, Nevada based, limited purpose operating subsidiary of WFS. WFAL was organized primarily for the purpose of purchasing contracts from WFS and securitizing them in the automobile contract asset-backed securities market. All sales to securitization trusts directly from WFAL are treated as sales for accounting purposes.

  WFS FINANCIAL AUTO LOANS 2, INC.

     WFAL2 is a wholly owned, Nevada based, limited purpose operating subsidiary of WFS. WFAL2 purchases contracts from WFS that are then used as collateral for its reinvestment contract activities. See "WFS Reinvestment Contract".

  WFS INVESTMENTS, INC.

     WFSII is a wholly owned, Nevada based, limited purpose operating subsidiary of WFS. WFSII was incorporated for the purpose of purchasing limited ownership interests in owner trusts in connection with securitization transactions. WFSII is limited by its Articles of Incorporation from engaging in any business activities not incidental or necessary to its stated purpose.

  WFS FUNDING, INC.

     WFSFI is a wholly owned, Nevada based, limited purpose service corporation subsidiary of WFS. WFSFI was incorporated for the purpose of providing conduit financings. WFSFI completed a $500 million conduit financing transaction during 1999. The conduit facility was paid off on March 15, 2000.

  WFS RECEIVABLES CORPORATION

     WFSRC is a wholly owned, Nevada based, limited purpose service corporation subsidiary of WFS. WFSRC was organized for the purpose of purchasing contracts from WFS and securitizing them in the asset-based securities market. Securitization transactions in which contracts are sold through WFSRC are treated as secured financings for accounting purposes.

  WESTERN INVESTMENTS, INC.

     WII is a wholly owned, Nevada based, limited purpose subsidiary of the Bank. WII was incorporated for the purpose of purchasing limited ownership interests in automobile loan securitization transactions. WII is limited by its Articles of Incorporation from engaging in any business activities not incidental or necessary to its stated purpose. WII does not provide a significant source of revenues or expenses.

  WESTFIN INSURANCE AGENCY

     WFIA is a wholly owned, California based, insurance agency of the Bank. WFIA acts as an agent for independent insurers in providing property and casualty insurance, collateral protection insurance and other non-credit related life and disability coverage on automobile contracts made by WFS. WFIA is also a licensed broker-dealer which sells fixed annuities to the general public. WFIA's revenues consist primarily of commissions received on policies sold to customers.

  WESTHRIFT LIFE INSURANCE COMPANY

     Westhrift is a wholly owned, Arizona based, insurance agency of the Bank. Westhrift is engaged in the business of reinsuring credit life and credit disability insurance offered to borrowers of the Bank. An independent insurer underwrites these policies. The credit life insurance policies provide us with full payment of the insured's financial obligation in the event of the insured's death. The credit disability insurance policies provide us with payment of an insured's financial obligation during a period of disability resulting from illness or physical injury. Westhrift has a Certificate of Authority from the California Insurance Commissioner authorizing it to conduct insurance business in California. At December 31, 2000, credit life and disability insurance in force was $3.7 million.

     For Arizona statutory purposes, Westhrift is required to maintain reserves for losses on credit life and credit disability policies. Westhrift's aggregate reserves for credit life and credit disability policies at December 31, 2000 were $0.3 million.

     The aggregate reserves are computed in accordance with commonly accepted actuarial standards consistently applied and are based on actuarial assumptions that are in accordance with or stronger than those called for in policy provisions. The policies reinsured are underwritten by the independent insurer for no more than the amount that the insured owes us, not to exceed $25 thousand per loan. Westhrift also maintains a $0.3 million deposit account in accordance with California statutory deposit requirements. Westhrift does not engage in any business except with respect to our customers.

  WESTFIN SECURITIES CORPORATION

     WestFin is a wholly owned, NASD licensed securities broker-dealer of the Bank. WestFin sells mutual funds and variable annuities to the general public. WestFin's revenues consist primarily of commissions received on securities sold to customers. Management decided to discontinue its operations in 2000. Operations are expected to be discontinued in 2001.

  WESTERN RECONVEYANCE COMPANY, INC.

     RECON is a wholly owned, California based, subsidiary of the Bank. RECON acted primarily as the trustee under trust deed loans made by the Bank. After the elimination of all mortgage banking activities, RECON discontinued its operations. RECON did not provide a significant source of revenues or expenses.

  WESTERN CONSUMER SERVICES, INC.

     WCS is a wholly owned, California based, subsidiary of the Bank. WCS historically conducted real estate development activities through two California limited liability companies, also known as LLCs. The purpose of the LLCs was to acquire, develop and ultimately sell single family residences. WCS has also held properties that were prohibited to be held by the Bank due to regulatory guidelines. The Bank is required to hold dollar for dollar risk-based capital for its investment in WCS. WCS does not currently hold any real estate investments or conduct any real estate development activities.

  THE HAMMOND COMPANY, THE MORTGAGE BANKERS

     THCMB is a wholly owned, California based, subsidiary of the Bank. THCMB was acquired in 1995 for the purposes of providing retail mortgage banking services. In 1996, THCMB activities were moved into the Bank. THCMB does not currently conduct any business.

ASSOCIATES

     At December 31, 2000, we had 2,018 full-time and 111 part-time associates. None of our associates are represented by a collective bargaining unit or union, and we believe we have good relations with our associates.

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

     - the ability to originate new contracts in a sufficient amount to reach our needs, as a decrease in the amount we originate will reduce our earnings;

     - a decrease in the difference between the average interest rate we receive on the contracts we originate and the rate of interest we must pay to fund those contracts, as a decrease will reduce our earnings;

     - the continued availability of sources of funding for our operations, as a reduction in the availability of funding will reduce our ability to originate contracts;

     - the level of notes treated as secured financings, as the level will impact the timing of revenue recognition;

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

ITEM 2. PROPERTIES

     At December 31, 2000, we owned eleven properties in California and one property in Texas and leased 78 properties at various locations in various states.

     Our executive offices are located at 23 Pasteur, Irvine, California. The remaining owned and leased properties are used as retail branch offices, automobile lending regional business centers and satellites, and other operational centers. At December 31, 2000, the net book value of property and leasehold improvements was approximately $52.2 million. We lease space at a location from a company controlled by our major shareholder.

ITEM 3. LEGAL PROCEEDINGS

     We or our subsidiaries are parties to certain legal proceedings incidental to our business, including consumer class action lawsuits pertaining to our automobile finance activities. We are vigorously defending these actions and do not believe that the outcome of these proceedings will have a material effect on our financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE BY QUARTER

     Our common stock has been publicly traded since 1986 and is currently traded on the New York Stock Exchange, also known as the NYSE, identified by the symbol, WES. The following table illustrates the high and low prices by quarter in 2000 and 1999, as reported by the NYSE, which prices are believed to represent actual transactions:

                                                        2000                1999
                                                  ----------------    ----------------
                                                   HIGH      LOW       HIGH      LOW
                                                  ------    ------    ------    ------
First Quarter...................................  $15.00    $11.31    $ 9.06    $ 6.44
Second Quarter..................................   14.50     10.63     11.69      7.88
Third Quarter...................................   16.25     11.31     16.13     11.13
Fourth Quarter..................................   15.69     13.56     16.13     14.44

     We had approximately 1,248 shareholders of our common stock at February 28, 2001. The number of shareholders was determined by the number of record holders, including the number of individual participants, in security position listings.

DIVIDENDS

     We paid cash dividends of $0.30, $0.20 and $0.25 per share for the years ended December 31, 2000, 1999 and 1998, respectively. On December 14, 2000, we declared a quarterly cash dividend of $0.10 per share for shareholders of record as of February 1, 2001. This dividend was paid on February 15, 2001.

     We anticipate completing a rights offering during the second quarter of 2001. Subsequent to this offering, the Board of Directors intends to increase the quarterly dividend to $0.11 per share.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents summary audited financial data for the years ended December 31, 2000, 1999, 1998, 1997 and 1996. Since this table is only a summary and does not provide all of the information contained in our financial statements, including the related notes, you should read "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements contained elsewhere herein.

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                  -------------------------------------------------------------------
                                     2000          1999          1998          1997          1996
                                  -----------   -----------   -----------   -----------   -----------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED SUMMARY OF
  OPERATIONS:
Interest income.................  $   583,821   $   297,616   $   272,166   $   270,532   $   242,388
Interest expense................      313,654       153,309       162,350       161,748       139,657
                                  -----------   -----------   -----------   -----------   -----------
  Net interest income...........      270,167       144,307       109,816       108,784       102,731
Provision for credit losses.....       82,133        38,400        18,960        12,851        13,571
                                  -----------   -----------   -----------   -----------   -----------
  Net interest income after
     provision for credit
     losses.....................      188,034       105,907        90,856        95,933        89,160
Noninterest income..............      177,643       210,006       128,654       220,278       183,587
Noninterest expense(1)..........      221,191       217,437       247,753       243,016       205,506
                                  -----------   -----------   -----------   -----------   -----------
Income (loss) before income tax
  (benefit) and extraordinary
  item..........................      144,486        98,476       (28,243)       73,195        67,241
Income tax (benefit)............       58,132        41,460       (11,330)       31,287        28,095
                                  -----------   -----------   -----------   -----------   -----------
Income (loss) before minority
  interest......................       86,354        57,016       (16,913)       41,908        39,146
Minority interest in earnings
  (loss) of subsidiaries........       11,852         6,522        (2,216)        5,120         7,349
                                  -----------   -----------   -----------   -----------   -----------
Income (loss) before
  extraordinary item............       74,502        50,494       (14,697)       36,788        31,797
Extraordinary gain from early
  extinguishment of debt (net of
  income tax of $175 in 2000 and
  $1,546 in 1999)...............          241         2,132
                                  -----------   -----------   -----------   -----------   -----------
Net income (loss)...............  $    74,743   $    52,626   $   (14,697)  $    36,788   $    31,797
                                  ===========   ===========   ===========   ===========   ===========
OTHER SELECTED FINANCIAL DATA:
Book value per share(2).........  $     15.26   $     13.26   $     12.43   $     13.27   $     12.23
Weighted average number of
  shares and common share
  equivalents -- diluted........   29,525,677    26,505,128    26,305,117    26,351,144    26,199,537
Income (loss) before
  extraordinary item............  $      2.52   $      1.91   $     (0.56)  $      1.40   $      1.21
Extraordinary item..............         0.01          0.08
                                  -----------   -----------   -----------   -----------   -----------
Net income (loss) per share --
  diluted(2)....................  $      2.53   $      1.99   $     (0.56)  $      1.40   $      1.21
                                  ===========   ===========   ===========   ===========   ===========
Dividends per share(2)..........  $      0.30   $      0.20   $      0.25   $      0.40   $      0.39
Dividend payout ratio...........         11.9%         10.1%          N/A          28.6%         32.2%

---------------
(1) Includes $18.0 million in restructuring charges in 1998.

(2) Reflects a 5% stock dividend in 1996.

                                                  AT OR FOR THE YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------------
                                         2000         1999         1998         1997         1996
                                      ----------   ----------   ----------   ----------   ----------
                                                          (DOLLARS IN THOUSANDS)
CONSOLIDATED SUMMARY OF FINANCIAL
  CONDITION:
Assets:
  Cash and other assets.............  $  611,088   $  714,357   $  728,476   $  699,237   $  513,290
  Loans:
     Consumer(1)....................   4,309,036    1,516,669      933,010      298,550      290,969
     Mortgage(2)....................     507,431      598,302    1,006,933    1,536,954    1,432,769
     Commercial(2)..................     107,586       66,927       52,940       37,314        7,680
  Mortgage-backed securities........   2,230,448    1,431,376      980,044      941,448      849,548
  Investments and time deposits.....     102,321      171,143      131,417      252,540      240,789
                                      ----------   ----------   ----------   ----------   ----------
          Total assets..............  $7,867,910   $4,498,774   $3,832,820   $3,766,043   $3,335,045
                                      ==========   ==========   ==========   ==========   ==========
Liabilities:
  Deposits..........................  $2,478,487   $2,212,309   $2,178,735   $2,000,896   $1,873,942
  Notes payable on automobile
     secured financing..............   3,473,377      461,104
  FHLB advances and other
     borrowings.....................     616,193      498,901      440,924      563,922      569,357
  Amounts held on behalf of
     trustee........................     494,858      687,274      528,092      488,653      393,449
  Other liabilities.................      71,221       59,140       94,311       95,088       47,058
                                      ----------   ----------   ----------   ----------   ----------
          Total liabilities.........   7,134,136    3,918,728    3,242,062    3,148,559    2,883,806
  Subordinated debentures...........     189,962      199,298      239,856      239,195      104,917
  Minority interest in equity of
     subsidiaries...................      56,644       28,030       21,857       29,538       28,392
  Shareholders' equity..............     487,168      352,718      329,045      348,751      317,930
                                      ----------   ----------   ----------   ----------   ----------
          Total liabilities and
            shareholders' equity....  $7,867,910   $4,498,774   $3,832,820   $3,766,043   $3,335,045
                                      ==========   ==========   ==========   ==========   ==========
OTHER SELECTED FINANCIAL DATA:
Average assets......................  $6,242,668   $3,952,360   $3,859,202   $3,682,781   $3,233,713
Return on average assets............        1.20%        1.33%       (0.38)%       1.00%        0.98%
Average shareholders' equity........  $  431,486   $  337,886   $  333,298   $  329,250   $  308,305
Return on average shareholders'
  equity............................       17.32%       15.58%       (4.41)%      11.17%       10.31%
Equity to assets ratio..............        6.19%        7.84%        8.58%        9.26%        9.53%
Originations:
  Consumer loans....................  $4,232,115   $3,355,732   $2,680,341   $2,337,359   $2,157,556
  Mortgage loans....................      33,124      276,936    2,754,398    2,331,506    1,259,716
  Commercial loans..................     266,342      237,316      124,259       71,399        8,632
                                      ----------   ----------   ----------   ----------   ----------
          Total originations........  $4,531,581   $3,869,984   $5,558,998   $4,740,264   $3,425,904
                                      ==========   ==========   ==========   ==========   ==========
Interest rate spread................        4.37%        3.59%        2.83%        2.65%        2.86%

---------------
(1) Net of unearned discounts.

(2) Net of undisbursed loan proceeds.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and notes thereto and other information included or incorporated by reference herein.

OVERVIEW

     Our primary sources of revenue are net interest income and noninterest income. Net interest income is the difference between the income earned on interest earning assets and the interest paid on interest bearing liabilities. Noninterest income is primarily made up of revenues generated from the sale and servicing of loans. The primary components of noninterest income include retained interest income on automobile contracts sold, contractually specified servicing fees for the servicing of loans, late charges, gain on sale of automobile contracts and mortgage loans, and other miscellaneous servicing fee income. Other components of noninterest income include gains and losses from the sale of investment and MBS, insurance income, fees related to the sales of investment products such as mutual funds and annuities, and fee income from depository accounts.

     The following chart represents selected key events in the purchase and servicing of automobile contracts and their respective financial statement impact. We anticipate that all future securitizations will be recorded as secured borrowings on the balance sheet.

                    EVENT                                         FINANCIAL STATEMENT IMPACT
                    -----                                         --------------------------
Purchase and fund contract from dealer           - Pay principal amount of contract to dealer and record
                                                 contract receivable
                                                 - Pay dealer participation to dealer and record dealer
                                                 participation as part of contract receivable
                                                 - Establish allowance for credit losses
                                                 - Fund purchase using borrowings of the Bank and operating cash flows
                                                 - Retain contract on balance sheet

Transfer contract to a securitization trust      - Record securities as liabilities of the company
  (on balance sheet)                             - Retain contract on balance sheet
                                                 - Pay down borrowings of the Bank with securitization
                                                   proceeds

Sell contract to a securitization trust          - Pay down borrowings of the Bank with securitization
  (off balance sheet)                            proceeds
                                                 - Remove contract receivable from balance sheet
                                                 - Capitalize retained interest income, also known as RISA, which represents the present value of the estimated future cash flows
                                                 - Record gain on sale which is equal to the RISA less dealer participation, issuance costs and the effect of hedging
                                                   activities
                                                 - Reduce the allowance for credit losses

Collect payment for on balance sheet contract    - Recognize net interest income
  (whether or not pledged to a securitization    - Reduce borrowings of the Bank unless pledged to a
  trust)                                         securitization trust, in which case the payment is used to reduce the outstanding amount of the respective notes to
                                                   the asset-backed securities investor
                                                 - Collect servicing related fees
Collect payment for off balance sheet            - Amortize the RISA asset and show cash flows in excess of
  contract                                       the amortization of the RISA as retained interest income on our income statement.
                                                 - Reduce the outstanding amount of the respective
                                                 securitization transaction by the amount of principal
                                                   received which is paid through to the asset-backed
                                                   securities investor
                                                 - Receive contractual servicing fees, late charges and other fees

Chargeoff on balance sheet contract              - Reduce the allowance for credit losses

Chargeoff off balance sheet contract             - Reduce the actual cash flows recognized from
                                                 securitization trusts thereby increasing the amortization of the RISA

RESULTS OF OPERATIONS

  NET INTEREST INCOME

     Net interest income is affected by the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities (interest rate spread) and the relative amounts of our interest earning assets and interest bearing liabilities. Net interest income totaled $270 million in 2000 compared with $144 million and $110 million in 1999 and 1998, respectively. Net interest income increased as more automobile contracts were held on the balance sheet as we utilized our own liquidity sources and completed securitization transactions totaling $3.9 billion accounted for as secured financings.

     The following table presents information relative to the average balances and interest rates on an owned basis for the periods indicated:

                                                                FOR THE YEAR ENDED DECEMBER 31,
                               --------------------------------------------------------------------------------------------------
                                            2000                              1999                              1998
                               ------------------------------    ------------------------------    ------------------------------
                                AVERAGE                YIELD/     AVERAGE                YIELD/     AVERAGE                YIELD/
                                BALANCE     INTEREST    RATE      BALANCE     INTEREST    RATE      BALANCE     INTEREST    RATE
                               ----------   --------   ------    ----------   --------   ------    ----------   --------   ------
                                                                     (DOLLARS IN THOUSANDS)
Interest earning assets:
  Total investments:
    Mortgage-backed
      securities.............  $1,870,908   $128,231    6.85%    $1,423,655   $ 87,631    6.16%    $  990,074   $ 65,039    6.57%
    Other short-term
      investments............     246,908     15,609    6.32        251,344     12,930    5.14        162,890      9,108    5.59
    Investment securities....      10,216        535    5.24         29,710      1,607    5.41        110,172      6,070    5.51
    Interest earning deposits
      with others............       2,069        110    5.32          1,395         75    5.38          2,492        144    5.78
                               ----------   --------   -----     ----------   --------   -----     ----------   --------   -----
        Total investments....   2,130,101    144,485    6.78%     1,706,104    102,243    5.99%     1,265,628     80,361    6.35%
  Total loans:
    Consumer loans...........   2,672,690    386,182   14.45%       883,091    138,802   15.72%       598,883     91,496   15.28%
    Mortgage loans(1)........     551,498     44,225    8.02        693,270     51,666    7.45      1,271,406     96,612    7.60
    Commercial loans.........      97,586      8,929    9.15         57,448      4,905    8.54         43,707      3,697    8.46
                               ----------   --------   -----     ----------   --------   -----     ----------   --------   -----
        Total loans..........   3,321,774    439,336   13.23%     1,633,809    195,373   11.96%     1,913,996    191,805   10.02%
                               ----------   --------   -----     ----------   --------   -----     ----------   --------   -----
        Total interest
          earning assets.....   5,451,875    583,821   10.71%     3,339,913    297,616    8.91%     3,179,624    272,166    8.56%
Noninterest earning assets:
  Amounts due from trusts....     413,653                           384,153                           316,419
  Retained interest in
    securitized assets.......     141,724                           180,538                           167,640
  Capitalized servicing
    rights...................                                         5,676                            36,704
  Premises, equipment and
    real estate owned........      84,627                            90,306                            87,741
  Other assets...............     227,095                               177                           106,186
  Less: allowance for credit
    losses...................      76,306                            48,403                            35,112
                               ----------                        ----------                        ----------
        Total................  $6,242,668                        $3,952,360                        $3,859,202
                               ==========                        ==========                        ==========
Interest bearing liabilities:
  Deposits...................  $2,380,155    133,610    5.61%    $2,165,493    106,067    4.90%    $2,086,972    109,004    5.22%
  Securities sold under
    agreements to
    repurchase...............     449,778     27,950    6.21        369,999     19,102    5.16        321,367     18,639    5.80
  FHLB advances and other
    borrowings...............     270,043     16,694    6.18        130,608      8,595    6.58        185,863     13,253    7.13
  Notes payable on automobile
    secured financing........   1,655,936    118,203    7.14
  Subordinated debentures....     192,025     17,197    8.96        218,164     19,545    8.96        239,585     21,454    8.95
                               ----------   --------   -----     ----------   --------   -----     ----------   --------   -----
        Total interest
          bearing
          liabilities........   4,947,937    313,654    6.34%     2,884,264    153,309    5.32%     2,833,787    162,350    5.73%
Noninterest bearing
  liabilities:
  Amounts held on behalf of
    trustee..................     693,810                           443,072                           389,276
  Other liabilities..........     169,435                           287,138                           302,841
  Shareholders' equity.......     431,486                           337,886                           333,298
                               ----------                        ----------                        ----------
        Total................  $6,242,668                        $3,952,360                        $3,859,202
                               ==========   --------   -----     ==========   --------   -----     ==========   --------   -----
Net interest income and
  interest rate spread.......               $270,167    4.37%                 $144,307    3.59%                 $109,816    2.83%
                                            ========   =====                  ========   =====                  ========   =====
Net yield on average interest
  earning assets.............                           4.95%                             4.32%                             3.45%
                                                       =====                             =====                             =====

---------------
(1) For the purpose of these computations, nonaccruing loans are included in the average loan amounts outstanding.

     The total interest rate spread increased 78 basis points for 2000 compared with 1999 due to an increase of 180 basis points in the yield on interest earning assets offset with an increase in the cost of funds of 102 basis points. The increase in income on interest earning assets for 2000 compared with 1999 and 1998 was due primarily to a higher percentage of automobile contracts held on the balance sheet. The increase in the cost of funds in 2000 compared to 1999 and 1998 is due to a higher interest rate environment.

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

                                                        2000 COMPARED TO 1999                      1999 COMPARED TO 1998
                                              -----------------------------------------   ---------------------------------------
                                                                     RATE/                                      RATE/
                                               VOLUME      RATE      VOLUME     TOTAL      VOLUME     RATE     VOLUME     TOTAL
                                              --------   --------   --------   --------   --------   -------   -------   --------
                                                                            (DOLLARS IN THOUSANDS)
Interest income:
    Mortgage-backed securities..............  $ 27,551   $  9,823   $  3,226   $ 40,600   $ 28,486   $(4,059)  $(1,835)  $ 22,592
    Other short-term investments............      (228)     2,966        (59)     2,679      4,945      (733)     (390)     3,822
    Investment securities...................    (1,055)       (51)        34     (1,072)    (4,433)     (110)       80     (4,463)
    Interest earning deposits with others...        36         (1)                   35        (63)       (9)        3        (69)
  Total loans:
    Consumer loans..........................   281,325    (11,215)   (22,730)   247,380     43,427     2,635     1,244     47,306
    Mortgage loans..........................   (10,562)     3,952       (831)    (7,441)   (43,938)   (1,907)      899    (44,946)
    Commercial loans........................     3,428        350        246      4,024      1,163        35        10      1,208
                                              --------   --------   --------   --------   --------   -------   -------   --------
        Total interest earning assets.......  $300,495   $  5,824   $(20,114)  $286,205   $ 29,587   $(4,148)  $    11   $ 25,450
                                              ========   ========   ========   ========   ========   =======   =======   ========
Interest expense:
  Deposits..................................  $ 10,518   $ 15,375   $  1,650   $ 27,543   $  4,099   $(6,678)  $  (358)  $ (2,937)
  Securities sold under agreements to
    repurchase..............................     4,117      3,885        846      8,848      2,821    (2,057)     (301)       463
  FHLB advances and other borrowings........     9,175       (522)      (554)     8,099     (3,940)   (1,022)      304     (4,658)
  Notes payable on automobile secured
    financing...............................                         118,203    118,203
  Subordinated debentures...................    (2,342)                   (6)    (2,348)    (1,917)       24       (16)    (1,909)
                                              --------   --------   --------   --------   --------   -------   -------   --------
        Total interest bearing
          liabilities.......................  $ 21,468   $ 18,738   $120,139   $160,345   $  1,063   $(9,733)  $  (371)  $ (9,041)
                                              ========   ========   ========   ========   ========   =======   =======   ========
Net change in net interest income...........                                   $125,860                                  $ 34,491
                                                                               ========                                  ========

  PROVISION FOR CREDIT LOSSES

     We maintain an allowance for credit losses to cover probable losses which can be reasonably estimated for the loans held on the balance sheet. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on the loans or reversing the allowance for credit losses through the provision for credit losses when the amount of loans held on balance sheet is reduced through loan sales. The level of allowance is based principally on the outstanding balance of loans held on balance sheet and historical loss trends. We believe that the allowance for credit losses is currently adequate to absorb probable losses in our owned loan portfolio which can be reasonably estimated. The provision for credit losses totaled $82.1 million in 2000 compared with $38.4 million and $19.0 million in 1999 and 1998, respectively. The increase was the result of a higher level of automobile contracts held on balance sheet as our securitization transactions in 2000 are predominately accounted for as secured financings.

  NONINTEREST INCOME

     Automobile Lending Income

     On a regular basis, we securitize automobile contracts in the asset-backed securities market and retain the servicing rights. Such transactions are treated as sales to a securitization trust or as financings for accounting purpose. For transactions treated as sales to a securitization trust, we record a non-cash gain equal to the present value of the estimated future cash flows from the portfolio of contracts sold less the write-off of dealer participation balances and the effect of hedging activities. For these securitizations, net interest earned on the contracts sold and fees earned for servicing the contract portfolios are recognized over the life of the securitization transactions as contractual servicing income, retained interest income and other fee income.

     The components of automobile lending income were as follows:

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2000        1999       1998
                                                      --------    --------    -------
                                                          (DOLLARS IN THOUSANDS)
Gain on sale of automobile contracts................  $  7,719    $ 51,345    $25,622
Retained interest income, net of RISA
  amortization......................................    51,429      47,812      1,961
Contractual servicing income........................    41,767      46,847     37,180
Other fee income....................................    57,786      42,702     34,360
                                                      --------    --------    -------
          Total automobile lending income...........  $158,701    $188,706    $99,123
                                                      ========    ========    =======

     We securitized $4.6 billion, $2.5 billion and $1.9 billion in contracts for the years ended December 31, 2000, 1999 and 1998, respectively. Gain on sale of contracts totaled $7.7 million in 2000, $51.3 million in 1999 and $25.6 million in 1998. Gain on sale of automobile contracts declined as recent securitization transactions were accounted for as secured financings. Gain on sale of contracts represented only 1.7% of total revenues compared with 14.5% in 1999 and 10.7% in 1998.

     Retained interest income was $51.4 million, $47.8 million and $2.0 million in 2000, 1999 and 1998, respectively. The increase is primarily the result of lower amortization of the RISA due to lower credit losses. Retained interest income is dependent upon the average excess spread on the contracts sold, credit losses and the size of the sold portfolio.

     According to the terms of each securitization transaction, contractual servicing income is generally earned at rates ranging from 1.0% to 1.25% per annum on the outstanding balance of contracts securitized. Other fee income consists primarily of documentation fees, late charges and deferment fees, and has increased as a direct result of the increase in the number of contracts originated and outstanding. Our average serviced portfolio increased to $6.1 billion in 2000 from $4.8 billion in 1999 and $4.0 billion in 1998.

     The following table lists each of our securitization transactions. The first issue in 1985 was rated AA by Standard & Poors Rating Service, a division of McGraw-Hill, Inc. also known as S&P, and Aa by Moody's Investor Service, Inc., also known as Moody's. All issues since that time were rated AAA by S&P and Aaa by Moody's, their respective highest long-term ratings. The money market securities for each applicable transaction were rated A-1+ by S&P and P-1 by Moody's, their respective highest short-term ratings. All securitization transactions prior to 1997-B were paid in full on or before their contractual maturity dates.

                          SECURITIZATION TRANSACTIONS

                                                                 REMAINING                                             GROSS
                                              REMAINING         BALANCE AS A      ORIGINAL          ORIGINAL         INTEREST
 ISSUE                        ORIGINAL       BALANCE AT          PERCENT OF       WEIGHTED      WEIGHTED AVERAGE       RATE
NUMBER       CLOSE DATE        BALANCE    DECEMBER 31, 2000   ORIGINAL BALANCE   AVERAGE APR   SECURITIZATION RATE   SPREAD(1)
-------   -----------------  -----------  -----------------   ----------------   -----------   -------------------   ---------
                                 (DOLLARS IN THOUSANDS)
1985-A    December, 1985        $110,000    Paid in full               0%           18.50%             8.38%           10.12%
1986-A    November, 1986         191,930    Paid in full               0            14.20              6.63             7.57
1987-A    March, 1987            125,000    Paid in full               0            12.42              6.75             5.67
1987-B    July, 1987             110,000    Paid in full               0            12.68              7.80             4.88
1988-A    February, 1988         155,000    Paid in full               0            13.67              7.75             5.92
1988-B    May, 1988              100,000    Paid in full               0            14.01              8.50             5.51
1988-C    July, 1988             100,000    Paid in full               0            15.41              8.50             6.91
1988-D    October, 1988          105,000    Paid in full               0            14.95              8.85             6.10
1989-A    March, 1989             75,000    Paid in full               0            15.88             10.45             5.43
1989-B    June, 1989             100,000    Paid in full               0            15.96              9.15             6.81
1990-A    August, 1990           150,000    Paid in full               0            16.05              8.35             7.70
1990-1    November, 1990         150,000    Paid in full               0            15.56              8.50             7.06
1991-1    April, 1991            200,000    Paid in full               0            16.06              7.70             8.36
1991-2    May, 1991              200,000    Paid in full               0            15.75              7.30             8.45
1991-3    August, 1991           175,000    Paid in full               0            15.69              6.75             8.94
1991-4    December, 1991         150,000    Paid in full               0            15.53              5.63             9.90
1992-1    March, 1992            150,000    Paid in full               0            14.49              5.85             8.64
1992-2    June, 1992             165,000    Paid in full               0            14.94              5.50             9.44
1992-3    September, 1992        135,000    Paid in full               0            14.45              4.70             9.75
1993-1    March, 1993            250,000    Paid in full               0            13.90              4.45             9.45
1993-2    June, 1993             175,000    Paid in full               0            13.77              4.70             9.20
1993-3    September, 1993        187,500    Paid in full               0            13.97              4.25             9.52
1993-4    December, 1993         165,000    Paid in full               0            12.90              4.60             9.37
1994-1    March, 1994            200,000    Paid in full               0            13.67              5.10             7.80
1994-2    May, 1994              230,000    Paid in full               0            14.04              6.38             7.29
1994-3    August, 1994           200,000    Paid in full               0            14.59              6.65             7.39
1994-4    October, 1994          212,000    Paid in full               0            15.58              7.10             7.49
1995-1    January, 1995          190,000    Paid in full               0            15.71              8.05             7.53
1995-2    March, 1995            190,000    Paid in full               0            16.36              7.10             8.61
1995-3    June, 1995             300,000    Paid in full               0            15.05              6.05            10.31
1995-4    September, 1995        375,000    Paid in full               0            15.04              6.20             8.84
1995-5    December, 1995         425,000    Paid in full               0            15.35              5.88             9.47
1996-A    March, 1996            485,000    Paid in full               0            15.46              6.13             9.33
1996-B    June, 1996(2)          525,000    $     14,890            2.84            15.74              6.75             8.99
1996-C    September, 1996        535,000    Paid in full               0            15.83              6.60             9.23
1996-D    December, 1996(2)      545,000          31,173            5.72            15.43              6.17             9.26
1997-A    March, 1997(2)         500,000          40,916            8.18            15.33              6.60             8.73
1997-B    June, 1997             590,000          63,278           10.73            15.36              6.37             8.99
1997-C    September, 1997        600,000          84,017           14.00            15.43              6.17             9.26
1997-D    December, 1997         500,000          84,688           16.94            15.19              6.34             8.85
1998-A    March, 1998            525,000         106,180           20.22            14.72              6.01             8.71
1998-B    June, 1998             660,000         172,125           26.08            14.68              6.06             8.62
1998-C    November, 1998         700,000         246,909           35.27            14.42              5.81             8.61
1999-A    January, 1999        1,000,000         404,823           40.48            14.42              5.70             8.72
1999-B    July, 1999           1,000,000         530,801           53.08            14.62              6.36             8.26
1999-C    November, 1999         500,000         309,394           61.88            14.77              7.01             7.76
2000-A    March, 2000          1,200,000         891,703           74.31            14.66              7.28             7.38
2000-B    May, 2000            1,000,000         786,744           78.67            14.84              7.78             7.03
2000-C    August, 2000         1,390,000       1,217,391           87.58            15.04              7.32             7.72
2000-D    November, 2000       1,000,000         953,802           95.38            15.20              6.94             8.20
2001-A    February, 2001(3)    1,000,000             N/A                            14.87              5.77             9.10
                             -----------    ------------
          Total              $20,001,430    $  5,938,834
                             ===========    ============

---------------
(1) Represents the difference between the original weighted average annual percentage rate, also known as APR, and the estimated weighted average securitization rate on the closing date of the securitization transaction.

(2) The 1996-B, 1996-D and 1997-A securitization transactions were paid in full in February 2001, January 2001 and March 2001, respectively.

(3) The 2001-A securitization transaction closed on February 2, 2001.

     Pro Forma Portfolio Basis Statements of Operations

     The following pro forma portfolio basis statements of operations present our results under the assumption that all our securitization transactions are treated as secured financings rather than sales. We believe that such a presentation is an important performance measure of our operations. If treated as financings, no gain on sale or subsequent contractual servicing and retained interest income is recognized. Instead, the earnings of the contracts in the trusts and the related financing costs are reflected over the life of the underlying pool of contracts. We refer to these pro forma results as "portfolio basis" statements of operations since the contracts would have remained on our on balance sheet contract portfolio if we accounted for the transactions as financings. We monitor the periodic portfolio basis earnings of our serviced contract portfolio and believe these portfolio basis statements assist in better understanding our business.

     The following tables presents the portfolio basis statements of operations and reconciliation to net income as reflected in our Consolidated Statements of Operations.

                    PORTFOLIO BASIS STATEMENTS OF OPERATIONS

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------------
                                                             2000               1999              1998
                                                        --------------      ------------      ------------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income.....................................      $1,011,637          $799,587          $715,605
Interest expense....................................         549,476           411,379           397,595
                                                          ----------          --------          --------
  Net interest income...............................         462,161           388,208           318,010
Net chargeoffs(1)...................................         117,807           103,638           141,639
Provision for growth(2).............................          23,233            20,310            16,621
                                                          ----------          --------          --------
  Provision for credit losses.......................         141,040           123,948           158,260
  Net interest income after provision for credit
     losses.........................................         321,121           264,260           159,750
Noninterest income..................................          76,728            64,001            68,675
Noninterest expense.................................         222,156           224,960           259,223
                                                          ----------          --------          --------
  Income (loss) before income tax (benefit).........         175,693           103,301           (30,798)
Income tax (benefit)(3).............................          70,572            43,491           (12,355)
                                                          ----------          --------          --------
  Income (loss) before minority interest............         105,121            59,810           (18,443)
Minority interest in earnings (loss)................          14,963             6,614            (2,385)
                                                          ----------          --------          --------
  Income (loss) before extraordinary item...........          90,158            53,196           (16,058)
Extraordinary gain from early extinguishment of
  debt..............................................             241             2,132
                                                          ----------          --------          --------
  Portfolio basis net income (loss).................      $   90,399          $ 55,328          $(16,058)
                                                          ==========          ========          ========
Portfolio basis net income (loss) per common share--
  diluted
  Income before extraordinary item..................      $     3.05          $   2.01          $  (0.61)
  Extraordinary item................................            0.01              0.08
                                                          ----------          --------          --------
  Net income (loss).................................      $     3.06          $   2.09          $  (0.61)
                                                          ==========          ========          ========

---------------
(1) Represents actual chargeoffs incurred during the period, net of recoveries.

(2) Represents additional allowance for credit losses that would be set aside due to an increase in the serviced portfolio.

(3) Such tax effect is based upon our tax rate for the respective period.

                 RECONCILIATION OF GAAP BASIS NET INCOME (LOSS)
                      TO PORTFOLIO BASIS NET INCOME (LOSS)

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000       1999        1998
                                                              --------    -------    --------
                                                                  (DOLLARS IN THOUSANDS)
GAAP basis net income (loss)................................  $ 74,743    $52,626    $(14,697)
Portfolio basis adjustments:
  Gain on sale of contracts.................................    (7,719)   (51,345)    (25,622)
  Retained interest income..................................   (41,767)   (47,812)     (1,961)
  Contractual servicing income..............................   (51,429)   (46,847)    (37,180)
  Net interest income.......................................   191,994    242,878     207,200
  Provision for credit losses...............................   (58,907)   (85,549)   (139,299)
  Operating expenses........................................      (965)    (6,500)     (5,690)
  Minority interest.........................................    (3,111)       (92)        166
                                                              --------    -------    --------
          Total portfolio basis adjustments.................    28,096      4,733      (2,386)
Net tax effect..............................................    12,440      2,031      (1,025)
                                                              --------    -------    --------
Portfolio basis net income (loss)...........................  $ 90,399    $55,328    $(16,058)
                                                              ========    =======    ========

     Mortgage Banking Income

     Mortgage banking operations included gains and losses on the sale of loans and servicing rights, loan servicing income net of amortization of capitalized servicing rights and other income, primarily late charges. During 2000, mortgage banking income totaled $6.9 million compared with $6.0 million and $14.2 million in 1999 and 1998, respectively. The 58% decline in mortgage banking income from 1998 to 1999 is due to our decision to exit the mortgage banking business. This decision resulted in the sale of our remaining mortgage banking operations in 1999. Mortgage banking income in 2000 related to the sale of mortgage loan servicing rights for our owned portfolio.

     The components of mortgage banking income were as follows:

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2000        1999        1998
                                                          --------    --------    ---------
                                                               (DOLLARS IN THOUSANDS)
Net gains from sale of mortgage loans and
  mortgage servicing rights.............................   $6,704      $3,184      $14,769
Mortgage loan servicing income (loss)...................                2,001       (2,949)
Other fee income........................................      152         862        2,410
                                                           ------      ------      -------
          Total mortgage banking income.................   $6,856      $6,047      $14,230
                                                           ======      ======      =======

     Other Noninterest Income

     Other noninterest income consists primarily of investment and MBS gains and losses and insurance income. We recorded investment and MBS losses of $0.6 million for the year ended December 31, 2000 compared with gains of $1.3 million and $7.6 million in 1999 and 1998, respectively. The loss on investments and MBS recorded in 2000 was mainly the result of hedging activities related to the potential issuance of debt. The gains in 1999 and 1998 were the result of the sale of $110 million and $366 million, respectively, of investment securities and MBS during those years. Insurance income, which totaled $7.0 million, $6.1 million and $5.7 million for the years ended December 31, 2000, 1999 and 1998, respectively, includes premiums and commissions earned on insurance and insurance-related products, including collateral protection and credit life insurance. Income from the sale of mutual funds and annuities totaled $2.4 million in 2000, $2.1 million in 1999 and $2.0 million in 1998.

  NONINTEREST EXPENSE

     Total noninterest expense was $221 million, $217 million and $248 million for the years ended December 31, 2000, 1999 and 1998, respectively. Noninterest expense as a percentage of total revenues improved to 49% in 2000 compared to 61% in 1999 and 104% in 1998. Our ability to keep noninterest expenses relatively flat while significantly growing our business is the result of efficiency improvement strategies initiated in our automobile finance operations as well as the result of us exiting the mortgage banking business.

  INCOME TAXES

     We file federal and certain state tax returns on a consolidated basis. Other state tax returns are filed for each subsidiary separately. Our effective tax rate was 40% in 2000 compared with 42% and 40% in 1999 and 1998, respectively.

FINANCIAL CONDITION

  OVERVIEW

     We originated $4.2 billion of automobile contracts in 2000 compared with $3.3 billion during 1999. As a result of higher contract originations, our portfolio of serviced automobile contracts reached $6.8 billion at December 31, 2000, up from $5.4 billion at December 31, 1999.

     Our retail banking division increased total demand deposit and money market accounts by $35 million or 8% to $452 million at December 31, 2000. Total demand deposit and money market accounts represented 22% of total retail banking deposits. The commercial banking division had deposits of $444 million and $216 million outstanding at December 31, 2000 and 1999, respectively.

  INVESTMENT SECURITIES

     Our investment securities portfolio consists primarily of United States Agency and Treasury securities and is classified as available for sale. Accordingly, the portfolio is reported at fair value with unrealized gains and losses reflected as a separate component of shareholders' equity. This portfolio is maintained primarily for liquidity purposes in accordance with regulatory requirements. We also hold FHLB stock, which is carried at cost, as required by our affiliation with the FHLB System.

     The following table summarizes our investment securities at the dates indicated:

                                                                  DECEMBER 31,
                                              ----------------------------------------------------
                                                2000       1999       1998       1997       1996
                                              --------   --------   --------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
Interest bearing deposits with other
  financial institutions....................  $    720   $    720   $    515   $ 15,510   $    510
Other short-term investments................    66,500    137,000     22,864     84,136     62,798
Investment securities:
  U.S. Treasury securities and obligations
     of other U.S. government agencies and
     corporations -- available for sale.....                          75,592    121,714    140,806
  U.S. Treasury securities and obligations
     of other U.S. government agencies and
     corporations -- held to maturity.......                                                 1,504
  Obligations of states and political
     subdivisions...........................     1,533      1,506      1,572      1,532      1,513
  Owner trust certificates..................     6,517      7,865      5,687      3,723      1,666
  FHLB stock................................    24,367     23,313     24,555     25,762     31,967
  Other.....................................     2,684        739        632        163         25
                                              --------   --------   --------   --------   --------
                                              $102,321   $171,143   $131,417   $252,540   $240,789
                                              ========   ========   ========   ========   ========

     The following table sets forth the stated maturities of our investment securities at December 31, 2000:

                                                            ONE YEAR   FIVE YEARS
                                                  UP TO     TO FIVE      TO TEN     TEN YEARS   NO STATED
                                                 ONE YEAR    YEARS       YEARS       OR MORE    MATURITY
                                                 --------   --------   ----------   ---------   ---------
                                                                  (DOLLARS IN THOUSANDS)
Interest bearing deposits with other financial
  institutions.................................  $   720
Other short-term investments...................   66,500
Investment securities:
  Obligations of states and political
     subdivisions..............................              $  491      $1,042
  Owner trust certificates.....................               3,072       3,445
  FHLB stock...................................                                                  $24,367
  Other........................................                                                    2,684
                                                 -------     ------      ------      -------     -------
                                                 $67,220     $3,563      $4,487                  $27,051
                                                 =======     ======      ======      =======     =======
Weighted average interest rate.................     7.06%      5.49%       5.48%                    5.50%

  MORTGAGE-BACKED SECURITIES

     We invest in MBS to generate net interest margin, to manage interest rate risk, to provide another source of liquidity through repurchase agreements and to meet regulatory requirements. See "Business -- Supervision and Regulation". Our MBS portfolio is classified as available for sale. Accordingly, the portfolio is reported at fair value with unrealized gains and losses reflected as a separate component of shareholders' equity. The following table summarizes our MBS portfolio by issuer:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
Available for sale securities:
  GNMA certificates.........................................  $2,157,076    $1,344,450
  FNMA participation certificates...........................      68,870        81,955
  FHLMC participation certificates..........................       1,938         2,084
  Other.....................................................       2,564         2,887
                                                              ----------    ----------
                                                              $2,230,448    $1,431,376
                                                              ==========    ==========

     The portfolio has a weighted average interest rate of 6.9% at December 31, 2000. Our MBS portfolio had maturities of ten years or greater at December 31, 2000, although payments are generally received monthly throughout the life of these securities.

  LOAN PORTFOLIOS

     Mortgage Loan Portfolio

     We have from time to time originated mortgage products that we have held on our balance sheet rather than selling such products into the secondary markets. Other than mortgage loans originated through the commercial banking division on a limited basis, we are not adding newly originated mortgage loans to our balance sheet.

     Our total mortgage loan portfolio, including those held for sale, consisted of the following:

                                                                     DECEMBER 31,
                                                        --------------------------------------
                                                              2000                 1999
                                                        -----------------    -----------------
                                                         AMOUNT       %       AMOUNT       %
                                                        --------    -----    --------    -----
                                                                (DOLLARS IN THOUSANDS)
Single family residential loans:
  First trust deeds...................................  $224,798     44.3%   $278,318     46.5%
  Second trust deeds..................................     6,056      1.2       6,885      1.2
                                                        --------    -----    --------    -----
                                                         230,854     45.5     285,203     47.7
Multifamily residential loans.........................   230,004     45.3     269,800     45.1
Construction loans....................................    14,784      2.9      23,190      3.9
Other.................................................    38,105      7.5      34,283      5.7
                                                        --------    -----    --------    -----
                                                         513,747    101.2     612,476    102.4
Less: undisbursed loan proceeds.......................     6,316      1.2      14,174      2.4
                                                        --------    -----    --------    -----
          Total mortgage loans........................  $507,431    100.0%   $598,302    100.0%
                                                        ========    =====    ========    =====

     The following table sets forth information on the amount of fixed rate mortgage loans and adjustable rate mortgage loans, also known as ARMs, net of undisbursed loan proceeds, in our portfolio:

                                                                     DECEMBER 31,
                                                        --------------------------------------
                                                              2000                 1999
                                                        -----------------    -----------------
                                                         AMOUNT       %       AMOUNT       %
                                                        --------    -----    --------    -----
                                                                (DOLLARS IN THOUSANDS)
Fixed rate loans......................................  $ 38,843      7.6%   $ 54,319      9.1%
Adjustable rate loans:
  With negative amortization..........................   328,109     64.7     392,410     65.6
  Without negative amortization.......................   140,479     27.7     151,573     25.3
                                                        --------    -----    --------    -----
          Total mortgage loans........................  $507,431    100.0%   $598,302    100.0%
                                                        ========    =====    ========    =====

     Consumer Loan Portfolio

     Our consumer loan portfolio, including those held for sale, consisted of the following:

                                                                    DECEMBER 31,
                                                     ------------------------------------------
                                                            2000                   1999
                                                     -------------------    -------------------
                                                       AMOUNT        %        AMOUNT        %
                                                     ----------    -----    ----------    -----
                                                               (DOLLARS IN THOUSANDS)
Automobile contracts...............................  $4,295,580     99.7%   $1,495,718     98.6%
Other..............................................      13,456      0.3        20,951      1.4
                                                     ----------    -----    ----------    -----
                                                     $4,309,036    100.0%   $1,516,669    100.0%
                                                     ==========    =====    ==========    =====

     The increase is the result of more automobile contracts held on the balance sheet as our securitization transactions are accounted for as secured financings.

     Commercial Loan Portfolio

     We had outstanding commercial loan commitments of $124 million at December 31, 2000 compared with $89 million at December 31, 1999. During 2000, we originated $266 million of commercial loans compared with $237 million during 1999. Though we continue to focus on expanding our commercial banking operation, it was not a significant source of revenues for the year ended December 31, 2000.

  AMOUNTS DUE FROM TRUSTS

     The excess cash flows generated by contracts sold to each of the securitization trusts is deposited into spread accounts by the trustee under the terms of the securitization transactions. In addition, at the time a securitization transaction closes, we advance additional monies to our subsidiary which originated the securitization trust to initially fund these spread accounts. For transactions treated as sales, we establish a liability associated with the use of the spread account funds, which is reduced as such funds reach predetermined funding levels. We are released from these obligations after the spread account reaches a predetermined funding level. The amounts due from trusts represent amounts due to us that are still under obligation to be held in the spread accounts for transactions treated as sales. The amounts due from trusts at December 31, 2000 was $357 million compared with $439 million at December 31, 1999. The decrease is the result of a reduction in the outstanding amount of securitization transactions treated as sales for accounting purposes.

  RETAINED INTEREST IN SECURITIZED ASSETS

     RISA is capitalized upon the sale of contracts to securitization trusts. RISA represents the present value of the estimated future cash flows to be received by us from the excess spread created in securitization transactions. Future cash flows are calculated by taking the coupon rate of the contracts securitized less the interest rate paid to the investors less contractually specified servicing fees and guarantor fees, after giving effect to estimated credit losses and prepayments.

     RISA is classified in a manner similar to available for sale securities and as such is marked to market each quarter. Market value changes are calculated by discounting estimated future cash flows using a current market discount rate. Any changes in the market value of the RISA are reported as a separate component of shareholders' equity on our Consolidated Statements of Financial Condition as accumulated other comprehensive income (loss), net of applicable taxes. On a quarterly basis, we evaluate the carrying value of the RISA in light of the actual performance of the underlying contracts and make adjustments to reduce the carrying value, if appropriate.

     Selected original assumptions used to estimate future cash flows for contracts securitized in 2000, 1999 and 1998 were as follows:

                                                            FOR THE THREE MONTHS ENDED,
                                                 --------------------------------------------------
                                                 MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                 --------    -------    ------------    -----------
2000...........................................  2000-A
Cumulative net credit losses...................   6.1%
Average monthly ABS prepayment speed...........   1.5%
Discount rate..................................   10.8%
Weighted average remaining maturity (in
  months)......................................    61

1999...........................................  1999-A      1999-B      1999-C
Cumulative net credit losses...................   6.2%        6.1%        6.1%
Average monthly ABS prepayment speed...........   1.5%        1.5%        1.5%
Discount rate..................................   9.1%        9.7%        10.2%
Weighted average remaining maturity (in
  months)......................................    59          59          61

1998...........................................  1998-A      1998-B      1998-C
Cumulative net credit losses...................   7.0%        6.2%        6.2%
Average monthly ABS prepayment speed...........   1.5%        1.5%        1.5%
Discount rate..................................   9.8%        9.8%        8.8%
Weighted average remaining maturity (in
  months)......................................    57          58          58

     At December 31, 2000, key economic assumptions and the sensitivity of the current fair value of the RISA to immediate 10% and 20% adverse changes in assumed economics were as follows:

                                                              DECEMBER 31,
                                                                  2000
                                                              ------------
                                                              (DOLLARS IN
                                                               THOUSANDS)
Fair value of the RISA......................................      $111,558

ABS prepayment speed (monthly rate).........................          1.5%
Fair value after 10% adverse change.........................      $107,843
Fair value after 20% adverse change.........................      $103,574

Cumulative net credit losses (pool life rate)...............   6.1% - 7.6%
Fair value after 10% adverse change.........................      $103,880
Fair value after 20% adverse change.........................      $ 95,925

Discount rate (annual rate).................................  8.8% - 10.8%
Fair value after 10% adverse change.........................      $110,963
Fair value after 20% adverse change.........................      $109,810

     Cash flows from securitization trusts for securitization transactions treated as sales totaled $127 million, $160 million and $98 million for 2000, 1999 and 1998, respectively. The balance of contracts 30 days or more delinquent included in such securitization trusts totaled $110 million and $128 million at December 31, 2000 and 1999, respectively. Net chargeoffs for these securitization trusts totaled $75 million, $92 million and $127 million for 2000, 1999 and 1998, respectively.

     The following table sets forth the components of the RISA:

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             2000        1999         1998
                                                           --------    ---------    ---------
                                                                 (DOLLARS IN THOUSANDS)
Balance at the beginning of period.......................  $167,277    $ 171,230    $ 181,177
Additions................................................    19,240      111,767       91,914
Amortization.............................................   (75,958)    (111,752)    (103,610)
Change in unrealized gain/loss on RISA (1)...............       999       (3,968)       1,749
                                                           --------    ---------    ---------
                                                           $111,558    $ 167,277    $ 171,230
                                                           ========    =========    =========

---------------
(1) Change in unrealized gain/loss on RISA represents the effect that current changes in interest rates have on the valuation of the RISA. Such amount will not be realized unless the RISA is sold.

     The following tables presents the estimated future undiscounted cash flows to be received from securitizations treated as sales:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
Estimated net undiscounted cash flows.......................  $  235,270    $  410,066
Off balance sheet allowance for credit losses...............    (110,339)     (220,838)
Discount to present value...................................     (13,373)      (21,951)
                                                              ----------    ----------
Retained interest in securitized assets.....................  $  111,558    $  167,277
                                                              ==========    ==========
Outstanding balance of contracts sold through
  securitizations...........................................  $2,608,017    $3,890,685
Off balance sheet allowance for credit losses as a percent
  of contracts sold through securitizations.................        4.23%         5.68%

     The decline in the off balance sheet allowance for credit losses both on a dollar and percent basis is the result of our securitization transactions no longer being treated as sales. Older transactions treated as sales have lower losses each month after securitization as estimated future credit losses are realized.

     We believe that the off balance sheet allowance for credit losses is currently adequate to absorb probable losses in the sold portfolio that can be reasonably estimated.

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

     Automobile Loan Quality

     We provide financing in a market where there is a risk of default by borrowers. Chargeoffs directly impact our earnings and cash flows. To minimize the amount of credit losses we incur, we monitor delinquent accounts, promptly repossess and remarket vehicles, and seek to collect on deficiency balances.

     At December 31, 2000, the percentage of accounts delinquent 30 days or greater was 3.18% compared with 2.84% at December 31, 1999 and 3.64% at December 31, 1998. We calculate delinquency based on the contractual due date. Net chargeoffs on average contracts outstanding for the year ended December 31, 2000 were 1.91% compared with 2.13% and 3.42% for the years ended December 31, 1999 and 1998, respectively. Stricter underwriting guidelines, the successful implementation of our multiple credit scoring models, a greater concentration of prime automobile contracts in our portfolio and an improved servicing platform have all contributed to better asset quality.

     The following table sets forth information with respect to the delinquency of our portfolio of contracts serviced, which includes contracts that are owned by us and contracts that have been sold and/or securitized but are serviced by us:

                                                                       DECEMBER 31,
                                        ---------------------------------------------------------------------------
                                                 2000                      1999                      1998
                                        -----------------------   -----------------------   -----------------------
                                          AMOUNT     PERCENTAGE     AMOUNT     PERCENTAGE     AMOUNT     PERCENTAGE
                                        ----------   ----------   ----------   ----------   ----------   ----------
                                                                  (DOLLARS IN THOUSANDS)
Contracts serviced....................  $6,818,182                $5,354,385                $4,367,099
                                        ==========                ==========                ==========
Period of delinquency:
  30 - 59 days........................  $  157,843      2.32%     $  107,416      2.00%     $  112,208      2.57%
  60 days or more.....................      59,166      0.86          44,610      0.84          46,541      1.07
                                        ----------      ----      ----------      ----      ----------      ----
Total contracts delinquent and
  delinquencies as a percentage of
  contracts serviced..................  $  217,009      3.18%     $  152,026      2.84%     $  158,749      3.64%
                                        ==========      ====      ==========      ====      ==========      ====

     The following table sets forth information with respect to repossessions in our portfolio of serviced contracts:

                                                                      DECEMBER 31,
                                        ------------------------------------------------------------------------
                                                 2000                     1999                     1998
                                        ----------------------   ----------------------   ----------------------
                                        NUMBER OF                NUMBER OF                NUMBER OF
                                        CONTRACTS     AMOUNT     CONTRACTS     AMOUNT     CONTRACTS     AMOUNT
                                        ---------   ----------   ---------   ----------   ---------   ----------
                                                                 (DOLLARS IN THOUSANDS)
Contracts serviced....................   616,011    $6,818,182    524,709    $5,354,385    464,257    $4,367,099
                                         =======    ==========    =======    ==========    =======    ==========
Repossessed vehicles..................       946    $    6,199        559    $    3,374      1,232    $    7,790
                                         =======    ==========    =======    ==========    =======    ==========
Repossessed assets as a percentage of
  number and amount of contracts
  outstanding.........................      0.15%         0.09%      0.11%         0.06%      0.27%         0.18%

     The following table sets forth information with respect to actual credit loss experience on our portfolio of contracts serviced:

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            2000          1999          1998
                                                         ----------    ----------    ----------
                                                                 (DOLLARS IN THOUSANDS)
Contracts serviced at end of period....................  $6,818,182    $5,354,385    $4,367,099
                                                         ==========    ==========    ==========
Average contracts serviced during period...............  $6,076,814    $4,840,363    $4,006,185
                                                         ==========    ==========    ==========
Gross chargeoffs.......................................  $  165,937    $  150,518    $  173,422
Recoveries.............................................      49,697        47,581        36,230
                                                         ----------    ----------    ----------
Net chargeoffs.........................................  $  116,240    $  102,937    $  137,192
                                                         ==========    ==========    ==========
Net chargeoffs as a percentage of average contracts
  serviced during period...............................        1.91%         2.13%         3.42%
                                                         ==========    ==========    ==========

     The following table sets forth the cumulative static pool losses by month for all outstanding securitized pools:

                     CUMULATIVE STATIC POOL LOSS CURVES(1)
                              AT DECEMBER 31, 2000

         PERIOD(2)            1996-B   1996-C   1996-D   1997-A   1997-B   1997-C   1997-D   1998-A   1998-B   1998-C   1999-A
         ---------            ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
    1.......................  0.01%    0.00%    0.02%    0.00%    0.00%    0.00%    0.00%    0.00%    0.00%    0.00%    0.00%
    2.......................  0.09%    0.09%    0.10%    0.08%    0.06%    0.05%    0.05%    0.04%    0.02%    0.04%    0.04%
    3.......................  0.20%    0.22%    0.24%    0.20%    0.15%    0.12%    0.14%    0.11%    0.08%    0.11%    0.11%
    4.......................  0.35%    0.52%    0.44%    0.36%    0.33%    0.29%    0.31%    0.25%    0.18%    0.23%    0.20%
    5.......................  0.61%    0.74%    0.71%    0.62%    0.56%    0.46%    0.56%    0.44%    0.38%    0.39%    0.33%
    6.......................  0.88%    0.98%    0.93%    0.85%    0.77%    0.67%    0.75%    0.66%    0.59%    0.50%    0.46%
    7.......................  1.14%    1.27%    1.16%    1.12%    1.10%    0.93%    0.99%    0.95%    0.83%    0.61%    0.62%
    8.......................  1.42%    1.52%    1.43%    1.45%    1.40%    1.16%    1.24%    1.23%    1.03%    0.75%    0.76%
    9.......................  1.67%    1.77%    1.72%    1.70%    1.70%    1.37%    1.47%    1.50%    1.21%    0.86%    0.92%
   10.......................  1.91%    1.98%    2.03%    2.02%    2.00%    1.66%    1.75%    1.79%    1.40%    1.00%    1.11%
   11.......................  2.18%    2.21%    2.34%    2.32%    2.22%    1.94%    2.06%    2.03%    1.53%    1.17%    1.30%
   12.......................  2.38%    2.49%    2.62%    2.61%    2.43%    2.16%    2.35%    2.21%    1.62%    1.32%    1.47%
   13.......................  2.58%    2.73%    2.97%    2.92%    2.66%    2.40%    2.63%    2.39%    1.74%    1.48%    1.61%
   14.......................  2.79%    2.99%    3.27%    3.14%    2.91%    2.65%    2.86%    2.49%    1.84%    1.66%    1.73%
   15.......................  2.95%    3.21%    3.53%    3.30%    3.15%    2.90%    3.05%    2.60%    1.96%    1.79%    1.81%
   16.......................  3.14%    3.47%    3.79%    3.55%    3.47%    3.15%    3.19%    2.72%    2.10%    1.91%    1.89%
   17.......................  3.38%    3.70%    4.02%    3.77%    3.77%    3.36%    3.32%    2.85%    2.22%    2.01%    2.00%
   18.......................  3.55%    3.94%    4.19%    3.94%    3.97%    3.55%    3.42%    2.98%    2.40%    2.07%    2.10%
   19.......................  3.80%    4.18%    4.43%    4.21%    4.20%    3.70%    3.50%    3.11%    2.55%    2.11%    2.24%
   20.......................  3.98%    4.36%    4.65%    4.40%    4.39%    3.81%    3.60%    3.25%    2.69%    2.17%    2.35%
   21.......................  4.14%    4.53%    4.80%    4.59%    4.53%    3.91%    3.69%    3.35%    2.79%    2.24%    2.46%
   22.......................  4.31%    4.67%    5.07%    4.81%    4.67%    4.00%    3.81%    3.48%    2.85%    2.34%    2.55%
   23.......................  4.46%    4.84%    5.27%    5.00%    4.75%    4.11%    3.96%    3.62%    2.89%    2.43%    2.63%
   24.......................  4.58%    5.01%    5.47%    5.14%    4.81%    4.21%    4.10%    3.70%    2.92%    2.52%
   25.......................  4.74%    5.17%    5.65%    5.24%    4.88%    4.30%    4.23%    3.75%    2.97%    2.62%
   26.......................  4.87%    5.34%    5.80%    5.33%    4.94%    4.44%    4.34%    3.80%    3.04%    2.71%
   27.......................  4.98%    5.50%    5.91%    5.39%    5.04%    4.56%    4.44%    3.87%    3.13%
   28.......................  5.11%    5.67%    5.98%    5.44%    5.11%    4.66%    4.51%    3.92%    3.18%
   29.......................  5.21%    5.78%    6.06%    5.50%    5.21%    4.77%    4.54%    3.98%    3.24%
   30.......................  5.31%    5.89%    6.12%    5.56%    5.31%    4.79%    4.56%    4.06%    3.32%
   31.......................  5.42%    5.98%    6.17%    5.65%    5.40%    4.83%    4.57%    4.11%    3.38%
   32.......................  5.50%    6.02%    6.24%    5.71%    5.48%    4.86%    4.63%    4.17%
   33.......................  5.55%    6.06%    6.29%    5.79%    5.52%    4.88%    4.67%    4.22%
   34.......................  5.58%    6.11%    6.34%    5.85%    5.54%    4.90%    4.71%    4.27%
   35.......................  5.60%    6.14%    6.39%    5.89%    5.56%    4.92%    4.76%
   36.......................  5.62%    6.16%    6.44%    5.93%    5.58%    4.98%    4.80%
   37.......................  5.65%    6.17%    6.47%    5.96%    5.61%    5.01%    4.84%
   38.......................  5.68%    6.22%    6.53%    5.98%    5.64%    5.06%
   39.......................  5.70%    6.27%    6.56%    6.01%    5.66%    5.10%
   40.......................  5.71%    6.30%    6.58%    6.01%    5.67%    5.14%
   41.......................  5.74%    6.34%    6.58%    6.02%    5.69%
   42.......................  5.76%    6.35%    6.59%    6.04%    5.71%
   43.......................  5.77%    6.37%    6.60%    6.06%    5.72%
   44.......................  5.79%    6.37%    6.60%    6.07%
   45.......................  5.79%    6.36%    6.61%    6.08%
   46.......................  5.79%    6.36%    6.62%    6.10%
   47.......................  5.78%    6.36%    6.63%
   48.......................  5.78%    6.36%    6.63%
   49.......................  5.77%    6.36%    6.64%
   50.......................  5.75%    6.37%
   51.......................  5.75%    6.37%
   52.......................  5.74%    6.37%
   53.......................  5.75%
   54.......................  5.74%
   55.......................  5.75%
Prime Mix(3)................   58%      55%      51%      54%      55%      53%      49%      57%      67%      70%      70%

         PERIOD(2)            1999-B   1999-C   2000-A   2000-B   2000-C   2000-D
         ---------            ------   ------   ------   ------   ------   ------
    1.......................  0.00%    0.00%    0.00%    0.00%    0.00%    0.00%
    2.......................  0.04%    0.02%    0.03%    0.02%    0.04%    0.03%
    3.......................  0.11%    0.10%    0.10%    0.09%    0.13%
    4.......................  0.26%    0.25%    0.20%    0.24%    0.27%
    5.......................  0.47%    0.40%    0.36%    0.39%    0.46%
    6.......................  0.66%    0.56%    0.55%    0.59%
    7.......................  0.87%    0.71%    0.71%    0.78%
    8.......................  1.00%    0.86%    0.91%    0.99%
    9.......................  1.13%    1.01%    1.10%
   10.......................  1.24%    1.14%    1.27%
   11.......................  1.35%    1.34%
   12.......................  1.44%    1.52%
   13.......................  1.58%    1.74%
   14.......................  1.74%    1.94%
   15.......................  1.85%    2.09%
   16.......................  2.03%
   17.......................  2.16%
   18.......................  2.30%
   19.......................
   20.......................
   21.......................
   22.......................
   23.......................
   24.......................
   25.......................
   26.......................
   27.......................
   28.......................
   29.......................
   30.......................
   31.......................
   32.......................
   33.......................
   34.......................
   35.......................
   36.......................
   37.......................
   38.......................
   39.......................
   40.......................
   41.......................
   42.......................
   43.......................
   44.......................
   45.......................
   46.......................
   47.......................
   48.......................
   49.......................
   50.......................
   51.......................
   52.......................
   53.......................
   54.......................
   55.......................
Prime Mix(3)................   70%      67%      69%      69%      68%      70%

---------------
(1) Cumulative static pool losses are equal to the cumulative amount of losses actually recognized up to and including a given month divided by the original principal balance of the securitization transaction.
(2) Represents the number of months since the inception of the securitization transaction.
(3) Represents the original percentage of prime contracts securitized within each pool.

     Real Estate Loan Quality

     The following table of mortgage delinquencies over 60 days by loan type highlights the fact that real estate loan delinquencies have stabilized over the past three years:

                                                                     DECEMBER 31,
                                            ---------------------------------------------------------------
                                                   2000                  1999                  1998
                                            -------------------   -------------------   -------------------
                                             AMOUNT                AMOUNT                AMOUNT
                                            PAST DUE              PAST DUE              PAST DUE
                                              OVER       % OF       OVER       % OF       OVER       % OF
                                            60 DAYS    CATEGORY   60 DAYS    CATEGORY   60 DAYS    CATEGORY
                                            --------   --------   --------   --------   --------   --------
                                                                (DOLLARS IN THOUSANDS)
Single family.............................   $7,585      2.78%     $8,508      2.64%     $7,588      1.19%
Multifamily...............................      186      0.11       1,005      0.54         669      0.30
Construction..............................                                                  964      6.92
                                             ------      ----      ------      ----      ------      ----
                                             $7,771      1.50%     $9,513      1.58%     $9,221      0.91%
                                             ======      ====      ======      ====      ======      ====

     Nonperforming Assets

     NPAs consist of nonperforming loans, also known as NPLs, Chapter 13 bankruptcy accounts greater than 120 days delinquent and real estate owned, also known as REO. REO is carried at lower of cost or fair value. NPLs are defined as all nonaccrual loans. This includes mortgage loans 90 days or more past due, impaired loans where full collection of principal and interest is not reasonably assured and automobile contracts that are contractually past due greater than 120 days and are in Chapter 13 bankruptcy. NPAs decreased $2.0 million to $11.5 million at December 31, 2000 compared with $13.5 million at December 31, 1999. At December 31, 2000, NPAs represented 0.1% of total assets compared with 0.3% at December 31, 1999. There were no impaired loans at December 31, 2000 compared with $3.9 million at December 31, 1999.

     When a loan is designated as nonaccrual, all previously accrued but unpaid interest is reversed. For the years ended December 31, 2000, 1999 and 1998, interest on nonperforming loans excluded from interest income totaled $0.5 million, $0.6 million and $0.4 million, respectively.

     Allowance For Credit Losses

     Our allowance for credit losses was $104 million at December 31, 2000 compared to $64.2 million at December 31, 1999. The allowance for credit losses and related provisions are determined by considering loan volumes, loan sales, prepayments, loss trends, levels of NPLs, management's analysis of market conditions, individual loan reviews, levels of assets to reserves and other relevant factors. The allowance for credit losses is reduced by net chargeoffs as well as decreases in required allowances due to sales of loans and increased by the provision for credit losses. For the year ended December 31, 2000, the provision for credit losses was $82.1 million compared with $38.4 million and $19.0 million for the years ended December 31, 1999 and 1998, respectively. Net chargeoffs for the years ended December 31, 2000, 1999 and 1998 were $42.3 million, $11.8 million and $15.1 million, respectively. The increase in the allowance for credit losses is the result of a greater percentage of automobile contracts held on balance sheet.

     We believe that the allowance for credit losses is currently adequate to cover probable losses in the portfolio that can be reasonably estimated. No single loan, borrower or series of such loans comprises a significant portion of the total portfolio. The provision and allowance for credit losses are indicative of loan volumes, loss trends and management's analysis of market conditions.

     The following table sets forth the activity in the allowance for credit losses:

                                          FOR THE YEAR ENDED DECEMBER 31,
                              --------------------------------------------------------
                                2000        1999        1998        1997        1996
                              --------    --------    --------    --------    --------
                                               (DOLLARS IN THOUSANDS)
Balance at beginning of
  period....................  $ 64,217    $ 37,660    $ 33,834    $ 40,211    $ 39,260
Chargeoffs:
  Mortgage loans............    (1,627)     (2,495)     (4,820)     (6,850)     (5,678)
  Consumer loans............   (55,499)    (18,787)    (14,885)    (15,956)    (15,580)
                              --------    --------    --------    --------    --------
                               (57,126)    (21,282)    (19,705)    (22,806)    (21,258)
Recoveries:
  Mortgage loans............        62       1,883         427          66       2,010
  Consumer loans............    14,720       7,556       4,144       4,303       5,158
                              --------    --------    --------    --------    --------
                                14,782       9,439       4,571       4,369       7,168
                              --------    --------    --------    --------    --------
Net chargeoffs..............   (42,344)    (11,843)    (15,134)    (18,437)    (14,090)
Provision for credit
  losses....................    82,133      38,400      18,960      12,851      13,571
Business acquisition(1).....                                          (791)      1,470
                              --------    --------    --------    --------    --------
Balance at end of period....  $104,006    $ 64,217    $ 37,660    $ 33,834    $ 40,211
                              ========    ========    ========    ========    ========
Ratio of net chargeoffs
  during the period to
  average loans outstanding
  during the period.........      1.27%       0.72%       0.79%      0.93%       0.79%

---------------

(1) Adjustments related to the acquisition of The Hammond Company and its subsidiaries.

     The allowance for credit losses by loan category was as follows:

                                                               DECEMBER 31,
                                         ---------------------------------------------------------
                                                    2000                          1999
                                         ---------------------------   ---------------------------
                                                     LOANS AS A % OF               LOANS AS A % OF
                                         ALLOWANCE     TOTAL LOANS     ALLOWANCE     TOTAL LOANS
                                         ---------   ---------------   ---------   ---------------
                                                          (DOLLARS IN THOUSANDS)
Consumer...............................  $ 83,501          87.5%        $40,339          69.5%
Single family residential..............     8,969           4.9           7,265          13.5
Multifamily residential................     7,510           5.4          13,760          13.9
Commercial.............................     4,026           2.2           2,853           3.1
                                         --------         -----         -------         -----
                                         $104,006         100.0%        $64,217         100.0%
                                         ========         =====         =======         =====

     The allowance for real estate owned losses was $0.3 million at December 31, 2000 and $0.8 million at December 31, 1999. The allowance for real estate owned losses is charged with writedowns of foreclosed assets or changes in estimated fair value occurring subsequent to foreclosure. No later than at the time of foreclosure, individual properties are written down to estimated fair value and the allowance for credit losses is charged. We believe that the allowance for real estate owned losses is currently adequate to absorb probable losses in the foreclosed portfolio that can be reasonably estimated.

     The following table presents summarized data relative to the allowances for credit and real estate owned losses at the dates indicated:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
Total loans(1)..............................................  $4,924,053    $2,181,898
Allowance for credit losses.................................     104,006        64,217
Allowance for real estate owned losses......................         250           784
Loans past due 60 days or more..............................      37,911        17,514
Nonperforming loans.........................................       9,414        11,279
Nonperforming assets(2).....................................      11,521        13,535
Allowance for credit losses as a percent of:
  Total loans...............................................         2.1%          2.9%
  Loans past due 60 days or more............................       274.3         366.7
  Nonperforming loans.......................................     1,104.8         569.4
Total allowance for credit losses and REO losses as a
  percent of nonperforming assets...........................       904.9%        480.2%
Nonperforming loans as a percent of total loans.............         0.2%          0.5%
Nonperforming assets as a percent of total assets...........         0.1%          0.3%

---------------
(1) Loans net of unearned interest and undisbursed loan proceeds.

(2) Nonperforming loans and real estate owned.

CAPITAL RESOURCES AND LIQUIDITY

  OVERVIEW

     We require substantial capital resources and cash to support our business. In addition, as a member of the FHLB, the Bank is required to maintain a specified ratio of cash, short-term United States government and other qualifying securities to net withdrawable accounts and borrowings payable in a year or less. The required liquidity ratio is currently 4%. The Bank has maintained liquidity in excess of the required amount during 2000. Our ability to maintain positive cash flows from operations is the result of consistent managed growth, favorable loss experience and efficient operations.

     In addition to our indirect statement of cash flows as presented under generally accepted accounting principles, we also analyze the key cash flows from our automobile lending operations on a direct basis excluding certain items such as the purchase or sale of loans. The following table shows our operating cash flows for our automobile lending operations:

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Cash flows from owned loans........................  $182,295    $106,058    $ 74,098
Cash flows from trusts.............................   127,294     159,564      99,107
Contractual servicing income.......................    57,718      46,847      37,180
Other fee income...................................    61,772      46,121      43,433
Less:
Dealer participation...............................   100,300      83,435      72,255
Operating costs....................................   188,870     173,453     165,042
                                                     --------    --------    --------
Operating cash flows...............................  $139,909    $101,702    $ 16,521
                                                     ========    ========    ========

     Operating cash flows from automobile lending operations improved in 2000 compared with 1999 and 1998 as a result of the improving credit quality of our portfolio as well as improved operating efficiency and declining dealer participation rates on automobile contracts.

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

     Collections of Principal and Interest from Loans

     Our primary source of funds is the collection of principal and interest from loans originated. For automobile contracts, these monies are deposited into collection accounts established in connection with each securitization transaction, or into our accounts for contracts not in a securitization. Pursuant to reinvestment contracts entered into in connection with each securitization transaction, we receive access to the amounts deposited into each collection account and the amounts held in the spread accounts for each securitization transaction. We use those amounts so received in our daily operations to fund the purchase of automobile contracts or to cover the day to day costs of our operations. For real estate loans and MBS, principal and interest are deposited into our own accounts and such amounts are also used in our daily operations. Total loan and MBS principal and interest collections totaled $4.1 billion, $3.3 billion and $2.7 billion for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in principal and interest collections is primarily due to an increase in the amount of automobile contracts serviced.

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

     The following table sets forth the amount of our deposits by type at the dates indicated:

                                                          DECEMBER 31,
                               ------------------------------------------------------------------
                                  2000          1999          1998          1997          1996
                               ----------    ----------    ----------    ----------    ----------
                                                     (DOLLARS IN THOUSANDS)
No minimum term:
  Demand deposit accounts....  $    8,229    $   60,365    $   38,511    $   14,179    $   28,734
  Passbook accounts..........      11,768        13,789        15,412        21,883        42,482
  Money market accounts......     810,169       574,589       320,160       126,956           438
  Noninterest bearing
     deposits................      67,984        47,770        75,240        94,910        40,418
Certificate accounts:
  Certificates (30 days to
     five years).............   1,414,956     1,311,916     1,461,539     1,488,352     1,481,847
  IRAs.......................     165,381       175,286       192,473       214,640       231,535
Brokered deposits............                    28,594        75,400        39,976        48,489
                               ----------    ----------    ----------    ----------    ----------
                               $2,478,487    $2,212,309    $2,178,735    $2,000,896    $1,873,943
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

     The following table summarizes our average certificate accounts outstanding:

                                                        FOR THE YEAR ENDED
                                                           DECEMBER 31,
                                                    --------------------------
                                                       2000            1999
                                                    ----------      ----------
                                                      (DOLLARS IN THOUSANDS)
Average certificate accounts outstanding..........  $1,524,232      $1,568,514
Average interest rate paid........................        5.96%           5.24%

     Deposit accounts, subject to certain FDIC attribution rules, are insured by the FDIC up to $100,000 per customer. Our maturities of certificate accounts greater than or equal to $100,000 were as follows:

                                                              DECEMBER 31,
                                                         ----------------------
                                                           2000         1999
                                                         ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
Three months or less...................................  $    845     $  1,731
Over three months through six months...................     3,427        5,673
Over six months through one year.......................   247,768      368,824
Over one year through three years......................   278,428       45,406
Over three years.......................................     9,883       19,536
                                                         --------     --------
                                                         $540,351     $441,170
                                                         ========     ========

     Contract Sales and Securitizations

     Since 1985, we have securitized over $20 billion of automobile receivables in 51 public offerings, making us the fourth largest issuer of such securities in the nation. For the year ended December 31, 2000, we securitized $4.6 billion, as compared to $2.5 billion for the year ended December 31, 1999 and $1.9 billion for the year ended December 31, 1998. On February 2, 2001, we completed the issuance of $1.0 billion of notes secured by automobile contracts. We expect to continue to use securitization transactions as part of our liquidity strategy when appropriate market conditions exist.

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

     Savings associations such as the Bank also have authority to borrow from the FRS, "discount window". FRS regulations require these institutions to exhaust all reasonable alternative sources of funds, including FHLB sources, before borrowing from the FRS. Federal regulations have been promulgated which connect CRA performance with access to long-term advances from the FHLB to member institutions. The Bank received a "satisfactory" rating in its most recent CRA evaluation.

     Subordinated Capital Debentures

     In 1993 and 1998, we issued $125 million of 8.5% and $150 million of 8.875% subordinated capital debentures due 2003 and 2007, respectively, of which $190 million was outstanding at December 31, 2000. In addition to providing additional liquidity, the Bank is permitted to include $166 million of these debentures in supplementary capital for purposes of determining compliance with risk-based capital requirements. See "Business -- Supervision and Regulation -- Regulatory Capital Requirements".

  PRINCIPAL USES OF CASH

     Acquisition of Loans or Investment Securities

     Our most significant use of cash is for the acquisition of loans, MBS or other investment securities. During 2000, loan originations totaled $4.5 billion compared with $3.9 billion and $5.6 billion in 1999 and 1998, respectively. We purchased $963 million of MBS and other investment securities during 2000 compared with $845 million and $665 million during 1999 and 1998, respectively.

     Payments of Principal and Interest on Securitization Transactions

     Under the terms of our reinvestment contract, we fund quarterly payments of interest and principal to noteholders and certificateholders derived from the cash flows received on the securitized contracts. Payments of principal and interest to noteholders and certificateholders totaled $2.7 billion during 2000 compared with $2.3 billion and $2.1 billion during 1999 and 1998, respectively.

     Amounts Paid to Dealers

     Consistent with industry practice, we generally pay dealer participation to the originating dealer for each automobile contract purchased. Participation paid to dealers during 2000 totaled $100 million compared with $83.4 million and $72.3 million in 1999 and 1998, respectively. Typically, the acquisition of prime quality contracts higher up the prime credit quality spectrum requires a higher amount of participation paid to the dealer due to increased level of competition for such contracts.

     Advances to Spread Accounts

     At the time a securitization transaction closes, we are required to advance monies to initially fund the spread account. Additionally, these spread accounts are required to increase beyond the initial spread account funding to predetermined levels. These spread accounts increase through receipt of excess cash flows until these predetermined levels are met. The amounts due from trusts represent funds due to us that have not yet been disbursed from the spread account on securitization transactions treated as sales. The amounts due from trusts at December 31, 2000, including initial advances not yet returned, was $357 million compared with $439 million at December 31, 1999. See
"Business -- Transactions with Related Parties -- WFS Reinvestment Contract".

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

  CAPITAL REQUIREMENTS

     The Bank is a federally chartered savings bank. As such, it is subject to certain minimum capital requirements imposed by FIRREA and FDICIA. FDICIA separates all financial institutions into one of five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." In order to be considered "well capitalized," an institution must have a total risk-based capital ratio of 10.0% or greater, a Tier 1 or core risk-based capital ratio of 6.0% or greater, a leverage ratio of 5.0% or greater and not be subject to any OTS order. The Bank currently meets all of the requirements of a "well capitalized" institution. See "Supervision and Regulation -- Regulatory Capital Requirements".

     The following table summarizes the Bank's actual capital and required capital as of December 31, 2000 and 1999:

                                                                           TIER 1
                                                 TANGIBLE      CORE      RISK-BASED    RISK-BASED
                                                 CAPITAL     CAPITAL      CAPITAL       CAPITAL
                                                 --------    --------    ----------    ----------
                                                              (DOLLARS IN THOUSANDS)
DECEMBER 31, 2000
Actual Capital:
  Amount.......................................  $533,571    $533,571     $533,571      $780,317
  Capital ratio................................      8.03%       8.03%        8.32%        12.16%
FIRREA minimum required capital:
  Amount.......................................  $ 99,664    $199,327          N/A      $513,242
  Capital ratio................................      1.50%       3.00%         N/A          8.00%
  Excess.......................................  $433,907    $334,244          N/A      $267,075
FDICIA well capitalized required capital:
  Amount.......................................       N/A    $332,212     $384,931      $641,552
  Capital ratio................................       N/A        5.00%        6.00%        10.00%
  Excess.......................................       N/A    $201,359     $148,640      $138,765
DECEMBER 31, 1999
Actual Capital:
  Amount.......................................  $400,438    $400,438     $400,438      $641,164
  Capital ratio................................      8.85%       8.85%        6.49%        10.39%
FIRREA minimum required capital:
  Amount.......................................  $ 67,836    $135,672          N/A      $493,442
  Capital ratio................................      1.50%       3.00%         N/A          8.00%
  Excess.......................................  $332,601    $264,765          N/A      $147,721
FDICIA well capitalized required capital:
  Amount.......................................       N/A    $226,120     $370,082      $616,803
  Capital ratio................................       N/A        5.00%        6.00%        10.00%
  Excess.......................................       N/A    $174,317     $ 30,355      $ 24,360

     The following table reconciles the Bank's equity in accordance with GAAP to the Bank's tangible, core and risk-based capital:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Bank shareholder's equity -- GAAP basis.....................  $462,226     $351,200
  Plus: unrealized losses under SFAS 115....................    14,816       21,481
  Less: non-permissible activities..........................      (115)        (273)
  Plus: minority interest in equity of subsidiaries.........    56,644       28,030
                                                              --------     --------
Total tangible and core capital.............................   533,571      400,438
Adjustments for risk-based capital:
  Subordinated debentures(1)................................   166,497      181,019
  General loan valuation allowance(2).......................    80,249       59,707
                                                              --------     --------
Risk-based capital..........................................  $780,317     $641,164
                                                              ========     ========

---------------
(1) Excludes capitalized discounts and issue costs.

(2) Limited to 1.25% of risk-weighted assets.

ACCOUNTING PRONOUNCEMENTS

     The FASB has provided guidance for the way enterprises report information about derivatives and hedging. These statements require all derivatives to be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that are hedges will be either offset against the change in the fair value of the hedged assets, liabilities or firm commitments directly through income or recognized through other comprehensive income on the balance sheet until the hedged item is recognized in earnings, depending on the nature of the hedges. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings if the derivative is a fair value hedge. The ineffective portion of a derivative's change in fair value for a cash flow hedge will be recognized in comprehensive income on the balance sheet if the hedge is less than 100% effective or in earnings if the hedge is greater than 100% effective. We adopted FASB's new guidance on January 1, 2001 and recorded a cumulative effect adjustment to other comprehensive income of $4.8 million, net of income tax, which represents the deferred loss on hedge agreements outstanding at January 1, 2001. However, we do not expect that the adoption of FASB's new guidance for these agreements will have a material effect on our earnings.

     In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, also known as SFAS No. 140. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Other provisions of the statement are effective for fiscal years ending after December 15, 2000 and include additional disclosure requirements and changes related to the recognition and reclassification of collateral. We do not expect SFAS No. 140 will have a material effect on our earnings or financial position.

FORWARD-LOOKING STATEMENTS

     Included in our Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K are several "forward-looking statements." Forward-looking statements are those which use words such as "believe", "expect", "anticipate", "intend", "plan", "may", "will", "should", "estimate", "continue" or other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks and uncertainties we face are:

     - the level of chargeoffs, as an increase in the level of chargeoffs will decrease our earnings;

     - the ability to originate new contracts in a sufficient amount to reach our needs, as a decrease in the amount we originate will reduce our earnings;

     - a decrease in the difference between the average interest rate we receive on the contracts we originate and the rate of interest we must pay to fund those contracts, as a decrease will reduce our earnings;

     - the continued availability of sources of funding for our operations, as a reduction in the availability of funding will reduce our ability to originate contracts;

     - the level of notes treated as secured financings, as the level will impact the timing of revenue recognition;

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Fluctuations in interest rates and early prepayment of loans and MBS are the primary market risks facing us. The Credit and Pricing Committee is responsible for setting credit and pricing policies and for monitoring credit quality. Our Asset/Liability Committee is responsible for the management of interest rate and prepayment risks. Asset/liability management is the process of measuring and controlling interest rate risk through matching the maturity and repricing characteristics of interest earning assets with those of interest bearing liabilities.

     The Asset/Liability Committee closely monitors interest rate and prepayment risks and recommends policies for managing such risks. The primary measurement tool for evaluating this risk is the use of interest rate shock analysis. This analysis simulates the effects of an instantaneous and sustained change in interest rates (in increments of 100 basis points) on our assets and liabilities and measures the resulting increase or decrease to the net portfolio value, also known as NPV, of our assets and liabilities. Another important measurement of our interest rate risk is "GAP" analysis. GAP is defined as the difference between the amount of interest sensitive assets that reprice versus the amount of interest sensitive liabilities that also reprice within a defined period of time. We have more interest sensitive liabilities rather than assets repricing in shorter term maturity buckets and more interest sensitive assets rather than liabilities repricing in longer term maturity buckets. In general, an increase in interest rates would more adversely affect our NPV than would a decrease in interest rates.

     The following table summarizes our maturity GAP position:

                                               INTEREST RATE SENSITIVITY ANALYSIS AT DECEMBER 31, 2000
                                      --------------------------------------------------------------------------
                                        WITHIN      3 MONTHS    1 YEAR TO    3 YEARS TO     AFTER
                                       3 MONTHS    TO 1 YEAR     3 YEARS      5 YEARS      5 YEARS      TOTAL
                                      ----------   ----------   ----------   ----------   ---------   ----------
                                                                (DOLLARS IN THOUSANDS)
Interest earning assets:
  Investment securities.............  $    9,229                $      130   $      355   $   1,020   $   10,734
  Other investments.................      67,020   $      200                                             67,220
  Mortgage-backed securities........     312,941      520,771      735,215      349,352     312,169    2,230,448
                                      ----------   ----------   ----------   ----------   ---------   ----------
         Total investments..........     389,190      520,971      735,345      349,707     313,189    2,308,402
  Consumer loans(1).................     289,546    1,086,205    1,953,732      947,543      32,010    4,309,036
  Mortgage loans:
    Adjustable rate(2)..............     384,297       75,823                                            460,120
    Fixed rate(2)...................         949       11,265        7,276        5,236      14,117       38,843
  Construction loans(2).............       8,468                                                           8,468
  Commercial loans(2)...............      85,628       17,755        1,817        1,131       1,255      107,586
                                      ----------   ----------   ----------   ----------   ---------   ----------
         Total interest earning
           assets...................   1,158,078    1,712,019    2,698,170    1,303,617     360,571    7,232,455
Interest bearing liabilities:
  Deposits:
    Passbook accounts(3)............       2,226        6,023        3,519                                11,768
    Demand deposit and money market
      accounts(3)...................     288,477      257,493      272,428                               818,398
    Certificate accounts(4).........     421,304    1,100,281       56,739        2,013                1,580,337
  FHLB advances(4)..................     400,000                     6,500                    3,070      409,570
  Securities sold under agreements
    to repurchase(4)................     178,821                                                         178,821
  Notes payable on automobile
    secured financing(4)............     228,838      901,341    1,606,952      736,246                3,473,377
  Subordinated debentures(4)........                                41,970                  147,992      189,962
  Other borrowings(4)...............      27,802                                                          27,802
                                      ----------   ----------   ----------   ----------   ---------   ----------
         Total interest bearing
           liabilities..............   1,547,468    2,265,138    1,988,108      738,259     151,062    6,690,035
                                      ----------   ----------   ----------   ----------   ---------   ----------
Excess interest earning/bearing
  assets (liabilities)..............    (389,390)    (553,119)     710,062      565,358     209,509      542,420
Effect of hedging activities(5).....   1,174,500     (100,000)    (165,000)    (245,000)   (664,500)
                                      ----------   ----------   ----------   ----------   ---------   ----------
Hedged excess (deficit).............  $  785,110   $ (653,119)  $  545,062   $  320,358   $(454,991)  $  542,420
                                      ==========   ==========   ==========   ==========   =========   ==========
Cumulative excess (deficit).........  $  785,110   $  131,991   $  677,053   $  997,411   $ 542,420   $  542,420
                                      ==========   ==========   ==========   ==========   =========   ==========
Cumulative difference as a
  percentage of total interest
  earning assets....................       10.86%        1.82%        9.36%       13.79%       7.50%        7.50%

---------------
(1) Based on contractual maturities adjusted by our historical prepayment rate.

(2) Based on interest rate repricing adjusted for projected prepayments.

(3) Based on assumptions established by the OTS.

(4) Based on contractual maturity.

(5) Includes effect of interest rate caps and swaps on the MBS portfolio as of December 31, 2000.

     We utilize a variety of means in order to manage interest rate risk. To protect against potential changes in interest rates affecting interest payments on future securitization transactions, we enter into various hedge agreements. Generally, we enter into these hedge agreements in amounts that correspond to the principal amount of the contracts originated. The market value of these hedge agreements is designed to respond inversely to potential changes in interest rates. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the hedge transaction. We use highly rated counterparties and further reduce our risk by avoiding any material concentration with a single counterparty. Credit exposure is limited to those agreements with a positive fair value and only to the extent of that fair value. We currently hedge substantially all of our pending securitization transactions.

     We then sell or transfer contracts to securitization trusts that in turn sell asset-backed securities to investors. By securitizing our contracts, we are able to lock in the gross interest rate spread between the yield on such contracts and the interest rate on the asset-backed securities. Gains or losses relative to hedge agreements are deferred and recognized in full at the time of securitization as an adjustment to the gain or loss on the sale of the contracts if the securitization transaction is treated as a sale or amortized on a level yield basis over the duration of the securities issued if the transaction is treated as a secured financing.

     We have entered into or committed to interest rate caps and interest rate swaps as hedges against market value changes in designated portions of our MBS portfolio to manage interest rate risk exposure. These financial instruments are also recorded at fair value and are included in the basis of the designated available for sale securities. The interest rate differential to be paid or received is accrued and included as part of interest income, thereby adjusting the overall yield on securities for which we are hedging our exposure to income over the shorter of the remaining life of the derivative instrument or the expected life of the associated asset. When the related MBS are sold, settled or terminated, the deferred gains or losses from these contracts are recognized in the Consolidated Statements of Operations as a component of mortgage banking income.

     The Asset/Liability Committee monitors our hedging activities to ensure that the value of hedges, their correlation to the contracts being hedged and the amounts being hedged continue to provide effective protection against interest rate risk. The amount and timing of hedging transactions are determined by our senior management based upon the monitoring activities of the Asset/Liability Committee. As a result of this approach to interest rate risk management and our hedging strategies, we do not anticipate that changes in interest rates will materially affect our results of operations or liquidity, although we can provide no assurance in this regard. There were no material changes in market risks in the current year compared with the prior year.

     The following table provides information about our derivative financial instruments and other financial instruments used that are sensitive to changes in interest rates. For loans, securities and liabilities with contractual maturities, the table presents principal cash flows and related weighted average interest rates by contractual maturities as well as our historical experience of the impact of interest rate fluctuations on the prepayment of real estate loans, automobile contracts and MBS. For passbook, money market and interest bearing demand deposit accounts that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted average interest rates based on our historical experience, management's judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. For interest rate swaps and interest rate caps, the table presents notional amounts and, as applicable, weighted average interest rates by contractual maturity date. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                      INTEREST RATE SENSITIVE INSTRUMENTS

                                                                                             THERE-                     FAIR
                                  2001         2002        2003        2004        2005       AFTER       TOTAL        VALUE
                               ----------   ----------   ---------   ---------   --------   ---------   ----------   ----------
                                                                    (DOLLARS IN THOUSANDS)
RATE SENSITIVE ASSETS:
Fixed interest rate loans....  $1,413,709   $1,121,524   $ 840,292   $ 627,150   $326,440   $  48,748   $4,377,863   $4,752,284
  Average interest rate......       14.65%       14.97%      15.08%      15.12%     14.66%      12.15%       14.86%
Variable interest rate
  loans......................  $  546,190                                                               $  546,190   $  539,190
  Average interest rate......        8.61%                                                                    8.61%
Fixed interest rate
  securities.................  $  689,141   $  435,211   $ 300,288   $ 207,256   $142,525   $ 313,257   $2,087,678   $2,090,211
  Average interest rate......        7.32%        7.38%       7.38%       7.38%      7.38%       7.37%        7.36%
Variable interest rate
  securities.................  $  220,724                                                               $  220,724   $  222,803
  Average interest rate......        6.70%                                                                    6.70%
RATE SENSITIVE LIABILITIES:
Passbook deposits............  $    8,249   $    2,807   $     712                                      $   11,768   $   11,555
  Average interest rate......        2.18%        2.18%       2.18%                                           2.18%
Money market and interest
  bearing demand deposits....  $  545,971   $  158,457   $ 113,970                                      $  818,398   $  817,285
  Average interest rate......        5.99%        4.91%       4.61%                                           5.59%
Certificates of deposit......  $1,521,584   $   52,180   $   4,559   $     394   $  1,620               $1,580,337   $1,584,029
  Average interest rate......        6.50%        5.99%       5.46%       5.17%      5.55%                    6.48%
Notes payable under
  automobile secured
  financing..................  $1,130,180   $  926,417   $ 680,535   $ 736,245                          $3,473,377   $3,552,053
  Average interest rate......        7.19%        7.24%       7.27%       7.21%                               7.17%
Other fixed interest rate
  borrowings.................  $  578,821   $    6,500   $  41,970                          $ 151,062   $  778,353   $  791,403
  Average interest rate......        6.62%        8.19%       8.50%                              8.83%        7.17%
Variable interest rate
  borrowings.................  $   27,802                                                               $   27,802
  Average interest rate......        8.56%                                                                    8.56%
RATE SENSITIVE DERIVATIVE
  FINANCIAL INSTRUMENTS:
Pay variable interest rate
  swaps......................  $  674,500      (50,000)                (60,000)             $(564,500)               $  (28,711)
  Average pay rate...........        6.62%        6.62%                   6.68%                  6.68%
  Average receive rate.......        6.71%        6.71%                   6.71%                  6.71%
Interest rate caps
  purchased..................  $  400,000   $  (65,000)  $ (50,000)  $(150,000)  $(35,000)  $(100,000)               $    4,278
  Average strike rate........        6.25%        6.50%       7.50%       6.50%      6.00%       7.20%
Euro-dollar swaps............  $  510,422   $ (223,102)  $(138,537)  $ (88,750)  $(60,033)                           $   (7,773)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our Consolidated Financial Statements begin on page F-3 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Certain information required by Part III is omitted from this report, as we will file a definitive proxy statement (the "Proxy Statement") within 120 days after the end of our fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934 for our Annual Meeting of Shareholders to be held May 3, 2001, and the information included therein is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions appears under the caption "Certain Transactions Between Management and Us or Our Subsidiaries" in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

     Our audited consolidated financial statements incorporated herein by reference shall modify and supersede all documents filed prior to March 28, 2001.

     (a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

        (1) FINANCIAL STATEMENTS

        The following consolidated financial statements and report of independent auditors for us and our subsidiaries are included in this Report commencing on page F-2.

        Report of Independent Auditors

        Consolidated Statements of Financial Condition at December 31, 2000 and 1999

        Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

        Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998

        Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

        Notes to Consolidated Financial Statements

        (2) FINANCIAL STATEMENT SCHEDULES

        Schedules to the consolidated financial statements are omitted because the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.

        (3) EXHIBITS

    EXHIBIT
    NUMBER                       DESCRIPTION OF EXHIBIT
    -------                      ----------------------
     3.1      Certificate of Incorporation(13)
     3.2      Bylaws(13)
     4.1      Indenture dated as of June 17, 1993 issued by Western
              Financial Bank, formerly Western Financial Savings Bank,
              F.S.B., with respect to $125,000,000 in aggregate principal amount of 8.5% Subordinated Capital Debentures due 2003(14)
     4.2      Indenture dated as of June 25, 1998 issued by Western
              Financial Bank, formerly Western Financial Savings Bank,
              F.S.B., with respect to $150,000,000 in aggregate principal amount of 8.875% Subordinated Capital Debentures due
              2007(15)
    10.1      Westcorp Incentive Stock Option Plan(2)
    10.2      Westcorp Employee Stock Ownership and Salary Savings Plan(3)
    10.3      Westcorp 1991 Stock Option Plan(4)
    10.4      1985 Executive Deferral Plan(1)
    10.5      1988 Executive Deferral Plan II(1)
    10.6      1992 Executive Deferral Plan III(1)
    10.7      Transfer Agreement between WFS Financial Inc and Western
              Financial Bank, F.S.B., dated May 1, 1995(1)
    10.8      Promissory Note of WFS Financial Inc in favor of Western
              Financial Bank, F.S.B., dated May 1, 1995(1)
    10.9      Line of Credit Agreement between WFS Financial Inc and
              Western Financial Bank, dated June 15, 1999(12)

    EXHIBIT
    NUMBER                       DESCRIPTION OF EXHIBIT
    -------                      ----------------------
    10.9.1    Amendment No. 1, dated as of August 1, 1999, to the
              Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank(12)
    10.10     Tax Sharing Agreement between WFS Financial Inc and Western
              Financial Bank, F.S.B., dated January 1, 1994(1)
    10.11     Master Reinvestment Contract between WFS Financial Inc and
              Western Financial Bank, F.S.B., dated May 1, 1995(1)
    10.12     Amendment No. 1, dated as of June 1, 1995, to the Restated
              Master Reinvestment Reimbursement Agreement(11)
    10.13     Amended and Restated Master Collateral Assignment Agreement,
              dated as of March 1, 2000(12)
    10.14     Form of WFS Financial Inc Dealer Agreement(5)
    10.15     Form of WFS Financial Inc Loan Application(5)
    10.16     Westcorp Employee Stock Ownership and Salary Savings Plan(7)
    10.16.1   Amendment No. 1, dated as of December 1998, to Westcorp
              Employee Stock Ownership and Salary Savings Plan(12)
    10.16.2   Amendment No. 2, dated as of January 1, 1999, to Westcorp
              Employee Stock Ownership and Salary Savings Plan(12)
    10.16.3   Amendment No. 3, dated as of June 1, 1999, to Westcorp
              Employee Stock Ownership and Salary Savings Plan(12)
    10.17     Amended and Restated WFS 1996 Incentive Stock Option Plan,
              dated January 1, 1997(6)
    10.18     Promissory Note of WFS Financial Inc in favor of Western
              Financial Bank, F.S.B., dated August 1, 1997(11)
    10.18.1   Amendment No. 1, dated February 23, 1999, to the Promissory
              Note of WFS Financial Inc in favor of Western Financial
              Bank(11)
    10.18.2   Amendment No. 2, dated July 30, 1999, to the Promissory Note of WFS Financial Inc in favor of Western Financial Bank(11)
    10.19     Investment Agreement between WFS Financial Inc and Western
              Financial Bank, F.S.B., dated January 1, 1996(11)
    10.20     Management Services Agreement between WFS Financial Inc and
              Western Financial Bank, F.S.B., dated January 1, 1997(11)
    10.21     Employment Agreement(8)(9)(10)
    21.1      Subsidiaries of Westcorp
    23.1      Consent of Independent Auditors, Ernst & Young LLP

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

 (8) Employment Agreement dated February 27, 1998 between Westcorp and Joy Schaefer (will be provided to the SEC upon request).

 (9) Employment Agreement dated February 27, 1998 between WFS Financial, Inc, Westcorp and Lee A. Whatcott (will be provided to the SEC upon request).

(10) Employment Agreement, dated November 15, 1998 between the WFS Financial, Inc, Westcorp and Mark Olson (will be provided to the SEC upon request).

(11) Exhibits previously filed with Annual Report on Form 10-K of WFS Financial, Inc for the year ended December 31, 1998 (File No. 33-93068) as filed on or about March 31, 1999.

(12) Exhibits previously filed with WFS Registration Statements on Form S-2 (File No. 333-91277) filed November 19, 1999 and subsequently amended on January 20, 2000 incorporated by reference under Exhibit Number indicated.

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

                                          WESTCORP

Dated: March 22, 2001                     By:      /s/ ERNEST S. RADY
                                            ------------------------------------
                                                       Ernest S. Rady
                                                 Chairman of the Board and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the registrant in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                 /s/ ERNEST S. RADY                      Chairman of the Board and      March 22, 2001
-----------------------------------------------------     Chief Executive Officer
                   Ernest S. Rady

                                                                 Director               March   , 2001
-----------------------------------------------------
                  Judith M. Barwick

                /s/ ROBERT T. BARNUM                             Director               March 22, 2001
-----------------------------------------------------
                  Robert T. Barnum

                /s/ STANLEY E. FOSTER                            Director               March 22, 2001
-----------------------------------------------------
                  Stanley E. Foster

                                                                 Director               March   , 2001
-----------------------------------------------------
                   Howard R. Reese

               /s/ CHARLES E. SCRIBNER                           Director               March 22, 2001
-----------------------------------------------------
                 Charles E. Scribner

                 /s/ LEE A. WHATCOTT                     Executive Vice President       March 22, 2001
-----------------------------------------------------    (Principal Financial and
                   Lee A. Whatcott                     Accounting Officer) and Chief
                                                             Financial Officer

                           WESTCORP AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                       CONSOLIDATED FINANCIAL STATEMENTS
                       AND REPORT OF INDEPENDENT AUDITORS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-2
Consolidated Financial Statements:
Consolidated Statements of Financial Condition at December
  31, 2000 and 1999.........................................  F-3
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................  F-4
Consolidated Statements of Changes in Shareholders' Equity
  for the years ended December 31, 2000, 1999 and 1998......  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Westcorp

     We have audited the accompanying consolidated statements of financial condition of Westcorp and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of Westcorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of Westcorp and subsidiaries at December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

Los Angeles, California
January 22, 2001

                           WESTCORP AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
ASSETS
Cash........................................................  $   61,543    $   33,645
Interest bearing deposits with other financial
  institutions..............................................         720           720
Other short-term investments................................      66,500       137,000
                                                              ----------    ----------
  Cash and due from banks...................................     128,763       171,365
Investment securities available for sale....................      10,734        10,111
Mortgage-backed securities available for sale...............   2,230,448     1,431,376
Loans held for sale.........................................                 1,469,741
Loans receivable............................................   4,924,053       712,157
Allowance for credit losses.................................    (104,006)      (64,217)
                                                              ----------    ----------
  Loans receivable, net.....................................   4,820,047     2,117,681
Amounts due from trusts.....................................     357,051       439,022
Retained interest in securitized assets.....................     111,558       167,277
Premises and equipment, net.................................      83,991        84,989
Other assets................................................     125,318        76,953
                                                              ----------    ----------
          TOTAL ASSETS......................................  $7,867,910    $4,498,774
                                                              ==========    ==========

LIABILITIES
Deposits....................................................  $2,478,487    $2,212,309
Notes payable on automobile secured financing...............   3,473,377       461,104
Securities sold under agreements to repurchase..............     178,821       249,675
Federal Home Loan Bank advances.............................     409,570       240,744
Amounts held on behalf of trustee...........................     494,858       687,274
Notes payable...............................................      27,802         8,482
Other liabilities...........................................      71,221        59,140
                                                              ----------    ----------
          TOTAL LIABILITIES.................................   7,134,136     3,918,728

Subordinated debentures.....................................     189,962       199,298
Minority interest...........................................      56,644        28,030

SHAREHOLDERS' EQUITY
Common stock (par value $1.00 per share; authorized
  45,000,000 shares; issued and outstanding 31,931,826
  shares in 2000 and 26,597,344 shares in 1999).............      31,932        26,597
Paid-in capital.............................................     246,889       190,137
Retained earnings...........................................     223,163       157,465
Accumulated other comprehensive loss, net of tax............     (14,816)      (21,481)
                                                              ----------    ----------
          TOTAL SHAREHOLDERS' EQUITY........................     487,168       352,718
                                                              ----------    ----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........  $7,867,910    $4,498,774
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------
                                                                  2000              1999              1998
                                                              ------------      ------------      ------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income:
  Loans, including fees.....................................  $   439,336       $   195,373       $   191,805
  Mortgage-backed securities................................      128,231            87,631            65,039
  Investment securities.....................................          535             1,607             6,070
  Other.....................................................       15,719            13,005             9,252
                                                              -----------       -----------       -----------
        TOTAL INTEREST INCOME...............................      583,821           297,616           272,166
Interest expense:
  Deposits..................................................      133,610           106,067           109,004
  Federal Home Loan Bank advances and other borrowings......      152,094            28,140            34,707
  Securities sold under agreements to repurchase............       27,950            19,102            18,639
                                                              -----------       -----------       -----------
        TOTAL INTEREST EXPENSE..............................      313,654           153,309           162,350
                                                              -----------       -----------       -----------
NET INTEREST INCOME.........................................      270,167           144,307           109,816
Provision for credit losses.................................       82,133            38,400            18,960
                                                              -----------       -----------       -----------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES.......      188,034           105,907            90,856
Noninterest income:
  Automobile lending........................................      158,701           188,706            99,123
  Mortgage banking..........................................        6,856             6,047            14,230
  Investment and mortgage-backed securities gains
    (losses)................................................         (628)            1,308             7,602
  Insurance income..........................................        6,984             6,126             5,713
  Miscellaneous.............................................        5,730             7,819             1,986
                                                              -----------       -----------       -----------
        TOTAL NONINTEREST INCOME............................      177,643           210,006           128,654
Noninterest expenses:
  Salaries and associate benefits...........................      131,895           129,582           134,666
  Credit and collections....................................       21,150            21,833            22,277
  Data processing...........................................       16,931            15,108            14,376
  Occupancy.................................................       12,495            12,751            14,531
  Telephone.................................................        5,868             6,660             9,787
  Miscellaneous.............................................       32,852            31,503            34,116
  Restructuring charge......................................                                           18,000
                                                              -----------       -----------       -----------
        TOTAL NONINTEREST EXPENSES..........................      221,191           217,437           247,753
                                                              -----------       -----------       -----------
INCOME (LOSS) BEFORE INCOME TAX (BENEFIT)...................      144,486            98,476           (28,243)
Income tax (benefit)........................................       58,132            41,460           (11,330)
                                                              -----------       -----------       -----------
INCOME (LOSS) BEFORE MINORITY INTEREST......................       86,354            57,016           (16,913)
Minority interest in earnings (loss) of subsidiaries........       11,852             6,522            (2,216)
                                                              -----------       -----------       -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.....................       74,502            50,494           (14,697)
Extraordinary gain from early extinguishment of debt (net of
  income tax of $175 in 2000 and $1,546 in 1999)............          241             2,132
                                                              -----------       -----------       -----------
NET INCOME (LOSS)...........................................  $    74,743       $    52,626       $   (14,697)
                                                              ===========       ===========       ===========
Net income (loss) per common share -- basic:
  Income (loss) before extraordinary item...................  $      2.53       $      1.91       $     (0.56)
  Extraordinary item........................................         0.01              0.08
                                                              -----------       -----------       -----------
  Net income (loss).........................................  $      2.54       $      1.99       $     (0.56)
                                                              ===========       ===========       ===========
Net income (loss) per common share -- diluted:
  Income (loss) before extraordinary item...................  $      2.52       $      1.91       $     (0.56)
  Extraordinary item........................................         0.01              0.08
                                                              -----------       -----------       -----------
  Net income (loss).........................................  $      2.53       $      1.99       $     (0.56)
                                                              ===========       ===========       ===========
Weighted average number of common shares outstanding:
  Basic.....................................................   29,494,497        26,503,796        26,305,117
                                                              ===========       ===========       ===========
  Diluted...................................................   29,525,677        26,505,128        26,305,117
                                                              ===========       ===========       ===========

          See accompanying notes to consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                        ACCUMULATED
                                                                                           OTHER
                                                                                       COMPREHENSIVE
                                                       COMMON    PAID-IN    RETAINED   INCOME (LOSS),
                                            SHARES      STOCK    CAPITAL    EARNINGS     NET OF TAX      TOTAL
                                          ----------   -------   --------   --------   --------------   --------
                                                                  (DOLLARS IN THOUSANDS)
Balance at January 1, 1998..............  26,278,593   $26,279   $185,187   $131,427      $  5,858      $348,751
  Net loss..............................                                     (14,697)                    (14,697)
  Unrealized gains on securities
    available for sale and retained
    interest in securitized assets, net
    of tax(1)...........................                                                     2,021         2,021
  Less: reclassification adjustment for
    gains included in net income........                                                    (4,186)       (4,186)
                                                                                                        --------
  Comprehensive loss....................                                                                 (16,862)
  Issuance of common stock..............     196,221      196       2,026                                  2,222
  Cash dividends........................                                      (6,592)                     (6,592)
  Purchase of subsidiary stock..........                            1,526                                  1,526
                                          ----------   -------   --------   --------      --------      --------
Balance at December 31, 1998............  26,474,814   26,475     188,739    110,138         3,693       329,045
  Net income............................                                      52,626                      52,626
  Unrealized losses on securities
    available for sale and retained
    interest in securitized assets, net
    of tax(1)...........................                                                   (24,312)      (24,312)
  Less: reclassification adjustment for
    gains included in net income........                                                      (862)         (862)
                                                                                                        --------
  Comprehensive income..................                                                                  27,452
  Issuance of common stock..............     122,530      122         929                                  1,051
  Cash dividends........................                                      (5,299)                     (5,299)
  Purchase of subsidiary stock..........                              469                                    469
                                          ----------   -------   --------   --------      --------      --------
Balance at December 31, 1999............  26,597,344   26,597     190,137    157,465       (21,481)      352,718
  Net income............................                                      74,743                      74,743
  Unrealized gains on securities
    available for sale and retained
    interest in securitized assets, net
    of tax(1)...........................                                                     6,665         6,665
                                                                                                        --------
  Comprehensive income..................                                                                  81,408
  Issuance of common stock..............   5,334,482    5,335      50,349                                 55,684
  Issuance of subsidiary common stock...                            6,403                                  6,403
  Cash dividends........................                                      (9,045)                     (9,045)
                                          ----------   -------   --------   --------      --------      --------
Balance at December 31, 2000............  31,931,826   $31,932   $246,889   $223,163      $(14,816)     $487,168
                                          ==========   =======   ========   ========      ========      ========

---------------
(1) The pre-tax decrease in unrealized losses on securities available for sale and retained interest in securitized assets was $11.3 million for the year ended December 31, 2000. For the year ended December 31, 1999, there was a pre-tax increase in unrealized losses of $41.9 million offset with pre-tax gains realized in income of $1.5 million. For the year ended December 31, 1998, there was a pre-tax increase in unrealized gains of $3.9 million offset with pre-tax losses realized in income of $7.2 million.

          See accompanying notes to consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                 2000           1999           1998
                                                              -----------    -----------    -----------
                                                                       (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)...........................................  $    74,743    $    52,626    $   (14,697)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Provision for credit losses...............................       82,133         38,400         18,960
  Depreciation and amortization.............................       16,845         16,306         31,629
  Amortization of retained interest in securitized assets...       75,957        111,752        103,610
  (Increase) decrease in other assets.......................      (46,718)        18,817         10,534
  Increase (decrease) in other liabilities..................       12,081         (6,215)         2,801
  Other, net................................................       11,490             62         (9,682)
                                                              -----------    -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................      226,531        231,748        143,155

INVESTING ACTIVITIES
Loans:
  Origination of loans......................................   (4,531,581)    (3,869,984)    (5,558,998)
  Proceeds from contract sales..............................      660,000      2,500,000      1,885,000
  Proceeds from sale of mortgage loans......................        3,394        502,157      2,884,073
  Other changes in loans....................................    1,078,293        660,930        670,073
Investment securities available for sale:
  Purchases.................................................       (2,194)          (244)       (44,581)
  Proceeds from sale........................................                      75,470         10,460
  Proceeds from maturities..................................                          25         81,538
Mortgage-backed securities:
  Purchases.................................................     (960,876)      (844,300)      (620,328)
  Proceeds from sale........................................           17        109,726        365,990
  Payments received.........................................      168,433        238,515        212,823
Increase in retained interest in securitized assets.........      (19,240)      (111,766)       (91,914)
Decrease (increase) in amounts due from trusts..............       81,971       (106,290)       (37,609)
Purchase of premises and equipment..........................      (11,608)       (24,529)       (23,281)
                                                              -----------    -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES.......................   (3,533,391)      (870,290)      (266,754)

FINANCING ACTIVITIES
Increase in deposits........................................      266,178         33,574        177,839
Decrease in securities sold under agreements to
  repurchase................................................      (70,854)       (15,969)       (21,427)
Increase in automobile secured financing....................    3,012,273        461,104
Increase (decrease) in notes payable........................       19,320         (5,945)      (177,453)
(Decrease) increase in amounts held on behalf of trustee....     (192,416)       159,182         39,438
Increase in FHLB Advances...................................      168,826         79,890         75,882
Decrease in subordinated debentures.........................       (8,608)       (35,903)
Proceeds from issuance of common stock......................       55,684
Cash dividends..............................................       (9,045)        (5,299)        (6,592)
Proceeds from issuance of subsidiary common stock...........       22,900
Other, net..................................................                       1,519          2,536
                                                              -----------    -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................    3,264,258        672,153         90,223
                                                              -----------    -----------    -----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS............      (42,602)        33,611        (33,376)
Cash and cash equivalents at beginning of year..............      171,365        137,754        171,130
                                                              -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $   128,763    $   171,365    $   137,754
                                                              ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
  Interest..................................................  $   286,306    $   152,987    $   160,630
  Income taxes..............................................       91,345         47,392          1,832
SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS
Acquisition of real estate acquired through foreclosure.....        5,396          6,038         15,414

          See accompanying notes to consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The accompanying consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary, Western Financial Bank, also known as the Bank and our majority owned subsidiary, WFS Financial Inc, also known as WFS. All significant intercompany accounts and transactions have been eliminated upon consolidation. Certain prior year amounts have been reclassified to conform with the current year's presentation.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Nature of Operations

     We are a financial services company that specializes primarily in automobile lending, which is funded by our community banking operations and our asset-backed securitization transactions. During 1999, we discontinued our mortgage banking operations and, therefore, we have only one reportable segment.

  Cash and Cash Equivalents

     Cash and cash equivalents include cash, interest bearing deposits with other financial institutions and other short-term investments, which have no material restrictions as to withdrawal or usage.

  Investment Securities and Mortgage-Backed Securities Available for Sale

     Investments and mortgage-backed securities, also known as MBS, are classified as available for sale and carried at fair value. Unrealized gains and losses on such investments are recorded as a separate component of shareholders' equity, net of income taxes. Any decline in the fair value of the investments which is deemed to be other than temporary is charged against current earnings. The method used in determining the cost of investments sold is specific identification.

     We have entered into or committed to interest rate caps and interest rate swaps as hedges against market value changes in designated portions of our MBS portfolio to manage interest rate risk exposure. These financial instruments are also recorded at fair value and are included in the basis of the designated available for sale securities. The interest rate differential to be paid or received is accrued and included as part of interest income, thereby adjusting the overall yield on securities for which we are hedging our exposure to interest rate risk. Unrealized gains and losses on these contracts are deferred and amortized into interest income over the shorter of the remaining life of the derivative instrument or the expected life of the associated asset. When the related MBS are sold, settled or terminated, the deferred gains or losses from these contracts are recognized in the Consolidated Statements of Operations as a component of mortgage banking income and investment and MBS gains and losses.

  Securitization Transactions

     Certain loans are sold to investors with servicing rights retained by us. We do not retain any direct recourse with respect to the automobile contracts securitized. Automobile contracts securitized are treated as either sales to a securitization trust or secured financings for accounting purposes.

     For automobile contract securitization transactions treated as sales, we record a non-cash gain equal to the present value of the estimated future cash flows, net of the write-off of dealer participation and gains or

                           WESTCORP AND SUBSIDIARIES
losses on hedges. These discounted cash flows or retained interest in securitized assets, also known as RISA, are capitalized and amortized over the expected life of the underlying contracts. Net interest income and servicing fees earned on these contracts are recognized over the life of the securitization transactions as contractual servicing income, retained interest income and other fee income. These amounts are reported as automobile lending income on the Consolidated Statements of Operations.

     RISA is classified in a manner similar to available for sale securities and as such is marked to market each quarter. Market value changes are calculated by discounting future cash flows using a current market discount rate. Any changes in the market value of the RISA are reported as a separate component of shareholders' equity on our Consolidated Statements of Financial Condition as accumulated other comprehensive income (loss), net of applicable taxes. On a quarterly basis, we evaluate the carrying value of the RISA in light of the actual performance of the underlying contracts and make adjustments to reduce the carrying value, if appropriate.

     The excess cash flows generated by securitized contracts are deposited into spread accounts by the trustee under the terms of the securitization transactions. In addition, we advance additional monies to initially fund these spread accounts. For securitization transactions treated as sales, amounts due to us held in the spread accounts and servicing income earned by us for which we have not yet received repayment from the trust are reported as amounts due from trust on the Consolidated Statements of Financial Condition.

     As servicer of these contracts, we hold and remit funds collected from the borrowers on behalf of the trustee pursuant to reinvestment contracts that we have entered into. For securitization transactions treated as sales, these amounts are reported as amounts held on behalf of trustee on the Consolidated Statements of Financial Condition.

     For securitization transactions treated as secured financings, the contracts are retained on the balance sheet with the securities used to finance the contracts recorded as notes payable on automobile secured financing. We recognize interest income when earned in accordance with the terms of the contracts. Gains and losses relative to forward and Euro-dollar swap agreements designated as hedges on these securitization transactions are recognized as an adjustment to interest expense.

  Loans Held for Sale

     Loans held for sale are stated at the lower of aggregate amortized cost or market. The carrying amount of the specific loan pools sold is used to compute gains or losses. Market value is based on prevailing market quotes for real estate loans and discounted cash flow calculations for consumer loans, which approximates the amount realized upon the securitization of the consumer contracts.

  Allowance for Credit Losses

     The allowance for credit losses is maintained at a level that we believe is adequate to absorb probable losses in the on balance sheet loan portfolio that can be reasonably estimated. Our determination of the adequacy of the allowance is based on an evaluation of the portfolio, past credit loss experience, current economic conditions, volume, pending contract sales, growth and composition of the loan portfolio, and other relevant factors. The allowance is increased by provisions for credit losses charged against income.

  Nonaccrual Loans

     Nonaccrual loans are loans on which accrual of interest has been suspended. Interest is suspended on all real estate loans when, in our judgement, the interest will not be collectible in the normal course of business or when loans are 90 days or more past due or full collection of principal is not assured. When a loan is placed on nonaccrual, interest accrued is reversed against interest income. The accrual of interest income is suspended on all loans, except consumer loans. On these loans, interest continues to accrue until the loans are charged

                           WESTCORP AND SUBSIDIARIES
off, which occurs automatically after the loans are past due 120 days, except for accounts that are in Chapter 13 bankruptcy. At the time that a loan is charged off, all accrued interest is reversed. For those accounts that are in Chapter 13 bankruptcy and are contractually past due greater than 120 days, all accrued interest is reversed and income is recognized on a cash basis. As of December 31, 2000 and 1999, the amount of accrued interest reversed was not material.

  Premises and Equipment

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

  Repossessed Assets

     All accounts that have been repossessed and the redemption period for such accounts has expired are reclassified from contracts receivable to repossessed assets at fair value with any adjustment recorded against the allowance for credit losses. Repossessed assets were included in other assets on the Consolidated Statements of Financial Condition and were not material.

  Non-performing Assets

     Accounts that are in Chapter 13 bankruptcy and are contractually past due greater than 120 days are reclassified from contracts receivable to non-performing assets at fair value with any adjustment recorded against the allowance for credit losses. Non-performing assets were included in other assets on the Consolidated Statements of Financial Condition and were not material.

  Real Estate Owned

     Real estate acquired through foreclosure is recorded at the lower of cost or fair value less estimated costs to sell. Costs of holding this real estate and related gains and losses on disposition are credited or charged to real estate operations as incurred. These values are periodically reviewed and write-downs are recorded, if appropriate.

     Real estate owned is carried net of an allowance for losses which is maintained at a level we believe to be adequate to absorb any probable losses in the portfolio that can be reasonably estimated. Our determination of the adequacy of the allowance is based on an evaluation of past credit loss experience, current economic conditions, selling costs and other relevant factors.

  Interest Income and Fee Income

     Interest income on real estate and certain consumer loans is earned using the effective yield method and classified on the Consolidated Statements of Financial Condition as part of other assets to the extent not collected. Certain automobile contracts use the sum of the month's digits method, which approximates the effective yield method.

     We defer loan origination and commitment fees and certain loan origination costs. The net amount is amortized as an adjustment to the related loans' yield over the contractual life of the related loans. Commitment fees based on a percentage of a customer's unused line of credit are recognized over the commitment period. Fees for other services are recorded as income when earned.

                           WESTCORP AND SUBSIDIARIES

  Insurance Commissions

     Commissions on insurance policies sold are recognized as income over the life of the policies.

  Insurance Premiums

     Premiums for life and accident/health insurance policies are recognized as income over the term of the insurance contract.

  Income Taxes

     We file consolidated federal and state tax returns with all of our subsidiaries except for Westhrift, which files a separate state tax return.

  Fair Values of Financial Instruments

     Fair value information about financial instruments is reported using quoted market prices for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and in many cases, could not be realized in immediate settlement of the instruments. Fair values for certain financial instruments and all non-financial instruments are not required to be disclosed. Accordingly, the aggregate fair value amounts presented do not represent our underlying value.

     We use the following methods and assumptions in estimating our fair value disclosures for financial instruments:

          Cash and cash equivalents and other short-term investments: The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets' fair values.

          Investment securities and MBS: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

          Loans receivable (including held for sale): The fair values for loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

          Retained interest in securitized assets: RISA is carried at fair value. The fair value is determined by calculating discounted cash flows.

          Interest rate swaps, interest rate caps, forward agreements and Euro dollar swap agreements: Hedge agreements are carried at fair value as hedges of available for sale securities. The fair value is determined by obtaining market quotes from brokers.

          Loan commitments (including fixed and variable): The fair values of loan commitments are based on quoted market prices of similar loans sold in the secondary market.

          Deposits: The fair values disclosed for demand deposit accounts, passbook accounts, certificate accounts, brokered certificate accounts and certain types of money market accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposit to a schedule of aggregated expected monthly maturities on time deposits.

                           WESTCORP AND SUBSIDIARIES

          Securities sold under agreements to repurchase, notes payable on automobile secured financing, Federal Home Loan Bank advances, and subordinated debentures: The fair value is estimated by using discounted cash flow analyses based on our current incremental borrowing rates for similar types of borrowing arrangements.

          Short-term borrowings: The carrying amounts of the commercial paper and the lines of credit with a bank approximate their fair values.

          Amounts held on behalf of trustee: The carrying amounts reported in the balance sheet approximate fair value.

  Accounting Pronouncements

     The Financial Accounting Standards Board, also known as FASB, has provided guidance for the way enterprises report information about derivatives and hedging. These statements require all derivatives to be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that are hedges will be either offset against the change in the fair value of the hedged assets, liabilities or firm commitments directly through income or recognized through other comprehensive income on the balance sheet until the hedged item is recognized in earnings, depending on the nature of the hedges. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings if the derivative is a fair value hedge. The ineffective portion of a derivative's change in fair value for a cash flow hedge will be recognized in comprehensive income on the balance sheet if the hedge is less than 100% effective.

     To protect against potential changes in interest rates affecting interest payments on future securitization transactions, we enter into various hedge agreements. As part of the adoption of FASB's new guidance, gains and losses on these agreements will be deferred in other comprehensive income until the completion of the securitization transaction. Once the transaction is complete, the deferred amount in other comprehensive income is then amortized into earnings over the duration of the securities. We adopted FASB's new guidance on January 1, 2001 and recorded a cumulative effect adjustment to other comprehensive income of $4.8 million, net of income tax, which represents the deferred loss on such hedge agreements outstanding at January 1, 2001. However, we do not expect that the adoption of FASB's new guidance for these agreements will have a material effect on our earnings.

     To protect against market value changes on our MBS portfolio, we enter into various hedge agreements. As part of the adoption of FASB's new guidance, we will redesignate these existing agreements from fair value hedges on our MBS portfolio to cash flow hedges that will protect against potential changes in interest rates affecting interest payments on future deposits gathered by us and future securities sold under agreements to repurchase. As a result of this redesignation, we will reclassify the market value of these derivatives from MBS available for sale to deposits and securities sold under agreements to repurchase. In conjunction with this redesignation, we will record a transition adjustment to earnings for the unrealized loss on these derivatives offset by an equal amount of unrealized gain on our MBS portfolio. The implementation of FASB's new guidance for these derivatives will not have a material effect on our earnings or comprehensive income.

     In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, also known as SFAS No. 140. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Other provisions of the statement are effective for fiscal years ending after December 15, 2000 and include additional disclosure requirements and changes related to the recognition and reclassification of collateral. We do not expect SFAS No. 140 will have any effect on our earnings or financial position.

                           WESTCORP AND SUBSIDIARIES

NOTE 2 -- INVESTMENT SECURITIES AVAILABLE FOR SALE

     Investment securities available for sale consisted of the following:

                                                                  DECEMBER 31, 2000
                                                   ------------------------------------------------
                                                                  GROSS         GROSS
                                                   AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                                                     COST          GAIN          LOSS        VALUE
                                                   ---------    ----------    ----------    -------
                                                                (DOLLARS IN THOUSANDS)
Obligations of states and political
  subdivisions...................................   $ 1,509        $24                      $ 1,533
Owner trust certificates.........................     6,517                                   6,517
Other............................................     2,684                                   2,684
                                                    -------        ---         --------     -------
                                                    $10,710        $24                      $10,734
                                                    =======        ===         ========     =======

                                                                  DECEMBER 31, 1999
                                                   ------------------------------------------------
                                                                  GROSS         GROSS
                                                   AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                                                     COST          GAIN          LOSS        VALUE
                                                   ---------    ----------    ----------    -------
                                                                (DOLLARS IN THOUSANDS)
Obligations of states and political
  subdivisions...................................   $ 1,510         $6           $10        $ 1,506
Owner trust certificates.........................     7,866                                   7,866
Other............................................       739                                     739
                                                    -------         --           ---        -------
                                                    $10,115         $6           $10        $10,111
                                                    =======         ==           ===        =======

     At December 31, 2000, the stated maturities of our investment securities available for sale were as follows:

                                                              ONE YEAR              FIVE YEARS
                                    UP TO ONE YEAR          TO FIVE YEARS          TO TEN YEARS
                                  -------------------    -------------------    -------------------
                                  AMORTIZED     FAIR     AMORTIZED     FAIR     AMORTIZED     FAIR
                                    COST       VALUE       COST       VALUE       COST       VALUE
                                  ---------    ------    ---------    ------    ---------    ------
                                                       (DOLLARS IN THOUSANDS)
Obligations of states and
  political subdivisions........                          $  486      $  491     $1,023      $1,042
Owner trust certificates........                           3,072       3,072      3,445       3,445
Other...........................   $2,684      $2,684
                                   ------      ------     ------      ------     ------      ------
                                   $2,684      $2,684     $3,558      $3,563     $4,468      $4,487
                                   ======      ======     ======      ======     ======      ======

     There were no proceeds from sales of investment securities available for sale for the year ended December 31, 2000 compared with $75.5 million and $10.5 million for the years ended December 31, 1999 and 1998, respectively. There were no gross realized gains or losses for the year ended December 31, 2000 compared with $0.9 million gross gains and $21.0 thousand gross gains for the years ended December 31, 1999, and 1998, respectively.

                           WESTCORP AND SUBSIDIARIES

NOTE 3 -- MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

     MBS available for sale consisted of the following:

                                                                DECEMBER 31, 2000
                                               ----------------------------------------------------
                                                               GROSS         GROSS
                                               AMORTIZED     UNREALIZED    UNREALIZED       FAIR
                                                  COST         GAINS         LOSSES        VALUE
                                               ----------    ----------    ----------    ----------
                                                              (DOLLARS IN THOUSANDS)
GNMA certificates............................  $2,181,067     $17,533       $41,524      $2,157,076
FNMA participation certificates..............      69,278           3           411          68,870
FHLMC participation certificates.............       1,948                        10           1,938
Other........................................       2,564                                     2,564
                                               ----------     -------       -------      ----------
                                               $2,254,857     $17,536       $41,945      $2,230,448
                                               ==========     =======       =======      ==========

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
                                               ==========     =======       =======      ==========

     Proceeds from the sale of MBS available for sale totaled approximately $16.9 thousand, $110 million and $366 million for the years ended December 31, 2000, 1999, and 1998, respectively. There were no gross realized gains for the year ended December 31, 2000 compared with $0.3 million and $8.3 million for the years ended December 31, 1999 and 1998, respectively. There were no gross realized losses for the year ended December 31, 2000 compared with $0.5 million and $0.9 million realized for the years ended December 31, 1999 and 1998, respectively.

     Our MBS available for sale portfolio had maturities of ten years or more at December 31, 2000 and 1999, although payments are generally received monthly throughout the life of these securities.

     We issued certain MBS that include recourse provisions. Subject to certain limitations, we are required, for the life of the loans, to repurchase the buyer's interest in individual loans on which foreclosure proceedings have been completed. Securities with recourse issued by us had a total outstanding balance of $84.1 million and $95.1 million at December 31, 2000 and 1999, respectively.

     We have provided for probable losses which can be reasonably estimated that may occur as a result of our recourse obligations. The maximum remaining exposure under these recourse provisions was $46.6 million and $54.1 million at December 31, 2000 and 1999, respectively. We have pledged $7.3 million and $8.3 million of MBS as collateral under these recourse provisions at December 31, 2000 and 1999, respectively.

                           WESTCORP AND SUBSIDIARIES

NOTE 4 -- NET LOANS RECEIVABLE

     Net loans receivable consisted of the following:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         2000          1999
                                                      ----------    ----------
                                                       (DOLLARS IN THOUSANDS)
Real estate:
  Mortgage..........................................  $  498,963    $  589,286
  Construction......................................      14,784        23,190
                                                      ----------    ----------
                                                         513,747       612,476
Less: undisbursed loan proceeds.....................       6,316        14,174
                                                      ----------    ----------
                                                         507,431       598,302
Consumer:
  Automobile contracts..............................   4,307,267     1,518,434
  Dealer participation, net of deferred contract
     fees...........................................      82,717        31,532
  Other.............................................      13,456        20,951
  Unearned discounts................................     (94,404)      (54,248)
                                                      ----------    ----------
                                                       4,309,036     1,516,669
Commercial..........................................     107,586        66,927
                                                      ----------    ----------
                                                       4,924,053     2,181,898
Allowance for credit losses.........................    (104,006)      (64,217)
                                                      ----------    ----------
                                                       4,820,047     2,117,681
Less: loans held for sale
  Mortgage..........................................                    37,097
  Consumer..........................................                 1,432,644
                                                      ----------    ----------
                                                                     1,469,741
                                                      ----------    ----------
                                                      $4,820,047    $  647,940
                                                      ==========    ==========

     Contracts serviced by us for the benefit of others totaled approximately $2.6 billion, $4.0 billion, and $5.1 billion at December 31, 2000, 1999 and 1998, respectively. The decrease in contracts serviced by us for the benefit of others is the result of our newer securitization transactions being treated as secured financings rather than sales.

NOTE 5 -- ALLOWANCE FOR CREDIT LOSSES

     Changes in the allowance for credit losses were as follows:

                                             FOR THE YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                               2000        1999        1998
                                             --------    --------    --------
                                                  (DOLLARS IN THOUSANDS)
Balance at beginning of year...............  $ 64,217    $ 37,660    $ 33,834
Provision for credit losses................    82,133      38,400      18,960
Chargeoffs.................................   (57,126)    (21,282)    (19,705)
Recoveries.................................    14,782       9,439       4,571
                                             --------    --------    --------
Balance at end of year.....................  $104,006    $ 64,217    $ 37,660
                                             ========    ========    ========

                           WESTCORP AND SUBSIDIARIES

NOTE 6 -- RETAINED INTEREST IN SECURITIZED ASSETS

     Selected original assumptions used to estimate cash flows for contracts securitized in 2000, 1999, and 1998 were as follows:

                                                             FOR THE THREE MONTHS ENDED
                                                 --------------------------------------------------
                                                 MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                 --------    -------    ------------    -----------
2000                                             2000-A
Cumulative net credit losses...................   6.1%
Average monthly ABS prepayment speed...........   1.5%
Discount rate..................................   10.8%
Weighted average remaining maturity (in
  months)......................................    61

1999                                             1999-A      1999-B      1999-C
Cumulative net credit losses...................   6.2%        6.1%        6.1%
Average monthly ABS prepayment speed...........   1.5%        1.5%        1.5%
Discount rate..................................   9.1%        9.7%        10.2%
Weighted average remaining maturity (in
  months)......................................    59          59          61

1998                                             1998-A      1998-B      1998-C
Cumulative net credit losses...................   7.0%        6.2%        6.2%
Average monthly ABS prepayment speed...........   1.5%        1.5%        1.5%
Discount rate..................................   9.8%        9.8%        8.8%
Weighted average remaining maturity (in
  months)......................................    57          58          58

     At December 31, 2000, key economic assumptions and the sensitivity of the current fair value of the RISA to immediate 10% and 20% adverse changes in assumed economics were as follows:

                                                              DECEMBER 31,
                                                                  2000
                                                              ------------
                                                              (DOLLARS IN
                                                               THOUSANDS)
Fair value of the RISA......................................      $111,558

ABS Prepayment speed (monthly rate).........................          1.5%
Fair value after 10% adverse change.........................      $107,843
Fair value after 20% adverse change.........................      $103,574

Cumulative net credit losses (pool life rate)...............   6.1% - 7.6%
Fair value after 10% adverse change.........................      $103,880
Fair value after 20% adverse change.........................       $95,925

Discount rate (annual rate).................................  8.8% - 10.8%
Fair value after 10% adverse change.........................      $110,963
Fair value after 20% adverse change.........................      $109,810

     Cash flows from securitization trusts for securitization transactions treated as sales totaled $127 million, $160 million and $98 million for the years ended December 31, 2000, 1999, and 1998, respectively. The balance of contracts 30 days or more delinquent included in such securitization trusts totaled $110 million and $128 million at December 31, 2000 and 1999, respectively. Net chargeoffs for these securitization trusts totaled $75 million, $92 million and $127 million for the years ended December 31, 2000, 1999, and 1998, respectively.

                           WESTCORP AND SUBSIDIARIES

     The following table presents the activity of the RISA:

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                   ----------------------------------
                                                     2000        1999         1998
                                                   --------    ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
Balance at beginning of period...................  $167,277    $ 171,230    $ 181,177
Additions........................................    19,240      111,767       91,914
Amortization.....................................   (75,958)    (111,752)    (103,610)
Change in unrealized gain/loss on RISA(1)........       999       (3,968)       1,749
                                                   --------    ---------    ---------
Balance at end of period.........................  $111,558    $ 167,277    $ 171,230
                                                   ========    =========    =========

---------------
(1) Change in unrealized gain/loss on RISA represents the effect that current changes in interest rates have on the valuation of the RISA. Such amount will not be realized unless the RISA is sold.

     The following table presents the estimated future undiscounted retained interest earnings to be received from securitizations:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         2000          1999
                                                      ----------    ----------
                                                       (DOLLARS IN THOUSANDS)
Estimated net undiscounted RISA earnings............  $  235,270    $  410,066
Off balance sheet allowance for credit losses.......    (110,339)     (220,838)
Discount to present value...........................     (13,373)      (21,951)
                                                      ----------    ----------
Retained interest in securitized assets.............  $  111,558    $  167,277
                                                      ==========    ==========
Outstanding balance of automobile contracts sold
  through securitizations...........................  $2,608,017    $3,890,685
Off balance sheet allowance for losses as a percent
  of automobile contracts sold through
  securitizations...................................        4.23%         5.68%

NOTE 7 -- PREMISES AND EQUIPMENT

     Premises and equipment consisted of the following:

                                                              DECEMBER 31,
                                                         ----------------------
                                                           2000         1999
                                                         ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
Land...................................................  $ 16,274     $ 16,395
Buildings and improvements.............................    49,402       47,992
Computers and software.................................    40,631       31,515
Furniture and equipment................................    14,551       14,100
Automobiles and airplane...............................     6,953        7,052
                                                         --------     --------
                                                          127,811      117,054
Less: accumulated depreciation.........................    43,820       32,065
                                                         --------     --------
                                                         $ 83,991     $ 84,989
                                                         ========     ========

                           WESTCORP AND SUBSIDIARIES

NOTE 8 -- ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable consisted of the following:

                                                                DECEMBER 31,
                                                           ----------------------
                                                             2000         1999
                                                           ---------    ---------
                                                           (DOLLARS IN THOUSANDS)
Interest on loans receivable.............................   $36,503      $14,504
Interest on securities...................................    14,507        8,370
                                                            -------      -------
                                                            $51,010      $22,874
                                                            =======      =======

     Accrued interest receivable at December 31, 2000 and 1999 is included in other assets in the Consolidated Statements of Financial Condition.

NOTE 9 -- DEPOSITS

     Deposits consisted of the following:

                                                   WEIGHTED
                                                 AVERAGE RATE          DECEMBER 31,
                                                 ------------    ------------------------
                                                     2000           2000          1999
                                                 ------------    ----------    ----------
                                                                  (DOLLARS IN THOUSANDS)
Noninterest bearing deposits...................       --         $   67,984    $   47,770
Demand deposit accounts........................      2.0%             8,229        60,365
Passbook accounts..............................      2.3             11,768        13,789
Money market deposit accounts..................      5.3            810,169       574,589
Brokered certificate accounts..................      5.9                           28,594
Certificate accounts...........................      6.0          1,580,337     1,487,202
                                                                 ----------    ----------
                                                                 $2,478,487    $2,212,309
                                                                 ==========    ==========

     The aggregate amount of deposits in denominations greater than or equal to $100,000 was $540 million and $441 million at December 31, 2000 and 1999, respectively. Deposit amounts in excess of $100,000 are not federally insured.

     Scheduled maturities of certificate accounts at December 31, 2000 were as follows:

                                                                WEIGHTED
                                                              AVERAGE RATE      AMOUNT
                                                              ------------    ----------
                                                                (DOLLARS IN THOUSANDS)
Six months or less..........................................      6.28%       $  698,170
More than six months through one year.......................      6.69           822,829
More than one year through three years......................      5.93            57,310
More than three years through ten years.....................      5.47             2,028
                                                                              ----------
                                                                              $1,580,337
                                                                              ==========

                           WESTCORP AND SUBSIDIARIES

     Interest expense on deposits consisted of the following:

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Demand deposit accounts............................  $    373    $    836    $    858
Passbook accounts..................................       296         380         487
Money market deposit accounts......................    42,160      22,745       9,259
Certificate accounts...............................    90,460      80,471      93,200
Brokered certificate accounts......................       321       1,635       5,200
                                                     --------    --------    --------
                                                     $133,610    $106,067    $109,004
                                                     ========    ========    ========

     Accrued interest payable on deposits at December 31, 2000 and 1999 was $1.5 million and $1.8 million, respectively, and is included in other liabilities in the Consolidated Statements of Financial Condition.

     The following table summarizes certificate accounts by interest rate within maturity categories at:

                                                         DECEMBER 31, 2000
                              -----------------------------------------------------------------------
                                 2001       2002      2003    2004    2005    THEREAFTER     TOTAL
                              ----------   -------   ------   ----   ------   ----------   ----------
                                                      (DOLLARS IN THOUSANDS)
   0% - 3.99%...............  $    4,351   $     8   $   22                                $    4,381
4.00% - 5.99%...............     160,888    22,071    4,424   $404   $1,624                   189,411
6.00% - 7.99%...............   1,355,760    30,685      100                                 1,386,545
                              ----------   -------   ------   ----   ------      ----      ----------
                              $1,520,999   $52,764   $4,546   $404   $1,624                $1,580,337
                              ==========   =======   ======   ====   ======      ====      ==========

                                                        DECEMBER 31, 1999
                            --------------------------------------------------------------------------
                               2000       2001      2002      2003     2004    THEREAFTER     TOTAL
                            ----------   -------   -------   ------   ------   ----------   ----------
                                                      (DOLLARS IN THOUSANDS)
   0% - 3.99%.............  $   10,448                                            $145      $   10,593
4.00% - 5.99%.............   1,220,310   $29,191   $13,338   $2,683   $1,089                 1,266,611
6.00% - 7.99%.............     185,935       283    23,721       59                            209,998
                            ----------   -------   -------   ------   ------      ----      ----------
                            $1,416,693   $29,474   $37,059   $2,742   $1,089      $145      $1,487,202
                            ==========   =======   =======   ======   ======      ====      ==========

NOTE 10 -- NOTES PAYABLE ON AUTOMOBILE SECURED FINANCING

     For the year ended December 31, 2000, we issued $3.9 billion of notes secured by automobile contracts. Interest payments on the notes are due quarterly, in arrears, based on the respective note's interest rate. Interest expense on these notes totaled $122 million for the year ended December 31, 2000.

     In September 1999, we established a $500 million conduit facility secured by automobile contracts in a private placement. At December 31, 2000, we had no amount outstanding on the conduit facility compared with $461 million at December 31, 1999. Interest expense totaled $6.2 million and $7.9 million for the years ended December 31, 2000 and 1999, respectively.

                           WESTCORP AND SUBSIDIARIES

NOTE 11 -- SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Securities sold under agreements to repurchase are summarized as follows:

                                                            DECEMBER 31,
                                                       ----------------------
                                                         2000         1999
                                                       --------    ----------
                                                       (DOLLARS IN THOUSANDS)
Balance at end of period.............................  $178,821    $  249,675
Balance at end of period, including accrued
  interest...........................................   179,185       249,967
Estimated fair value at end of period................   181,819       245,930
Average amount outstanding during the period.........   449,778       369,999
Maximum amount outstanding at any given month-end
  during the period..................................   798,271     1,036,205
Weighted average interest rate during the period.....       6.2%          5.2%
Weighted average interest rate at end of period......       6.6%          5.5%

     MBS available for sale sold under agreements to repurchase were delivered to dealers who arranged the transactions. The dealers may have sold, loaned, or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to us substantially identical securities at the maturities of the agreements. The agreements at December 31, 2000 and 1999 mature within 30 days. Average amounts are computed based upon daily ending balances.

NOTE 12 -- FEDERAL HOME LOAN BANK ADVANCES

     Advances from the FHLB are collateralized with eligible real estate loans and MBS. The FHLB advances are collateralized with mortgage loans totaling $385 million and $340 million at December 31, 2000 and 1999, respectively, and MBS totaling $942 million and $595 million at December 31, 2000 and 1999, respectively.

     Information as to interest rates and maturities on advances from the FHLB were as follows:

                                                          DECEMBER 31,
                                                  ----------------------------
                                                      2000            1999
                                                  ------------    ------------
                                                     (DOLLARS IN THOUSANDS)
Range of interest rates.........................   5.9% - 8.2%     5.5% - 8.2%
Weighted average interest rate..................          6.5%            6.0%
Year due:
  2000..........................................                      $231,000
  2001..........................................      $400,000
  2002..........................................         6,500           6,500
  Thereafter....................................         3,070           3,244
                                                     ---------       ---------
                                                      $409,570        $240,744
                                                     ---------       ---------
                                                     ---------       ---------

     We had available credit with the FHLB of approximately $831 million and $695 million at December 31, 2000 and 1999, respectively.

NOTE 13 -- SHORT-TERM BORROWINGS

     We have a line of credit with a bank which has a maximum availability of $30.0 million. The line of credit has an interest rate tied to the FHLB Reference Rate. There was $22.3 million and $2.5 million outstanding at December 31, 2000 and 1999, respectively. Interest expense totaled $1.3 million, $0.3 million, and $0.7 million for the years ended December 31, 2000, 1999, and 1998, respectively.

                           WESTCORP AND SUBSIDIARIES

NOTE 14 -- SUBORDINATED DEBENTURES

     Subordinated debentures consisted of the following:

                                                              DECEMBER 31,
                                                         ----------------------
                                                           2000         1999
                                                         ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
Subordinated debentures................................  $192,540     $202,635
Discount and issuance costs............................     2,578        3,337
                                                         --------     --------
Net subordinated debentures............................  $189,962     $199,298
                                                         ========     ========

     Our subordinated debentures were $190 million and $199 million at December 31, 2000 and 1999, respectively, net of discount and issuance costs of $2.6 million and $3.3 million at December 31, 2000 and 1999, respectively. The subordinated debentures are unsecured and consist of two issuances with outstanding balances of $42.5 million with an interest rate of 8.5% due in 2003 and $147 million with an interest rate of 8.875% due in 2007. They are redeemable at our option, in whole or in part, on or after July 1, 2000 and August 1, 2004, respectively, both at 100% of the principal amount being redeemed plus accrued interest as of the date of redemption. For regulatory purposes, the subordinated debentures are included as part of the Bank's supplementary capital, subject to certain limitations.

NOTE 15 -- COMMITMENTS AND CONTINGENCIES

     Future minimum payments under noncancelable operating leases on premises and equipment with terms of one year or more were as follows:

                                                      DECEMBER 31, 2000
                                                    ----------------------
                                                    (DOLLARS IN THOUSANDS)
2001..............................................         $ 4,198
2002..............................................           3,395
2003..............................................           3,339
2004..............................................           2,857
2005..............................................           1,469
Thereafter........................................              28
                                                           -------
                                                           $15,286
                                                           =======

     In certain cases, these agreements include various renewal options and contingent rental agreements. Rental expense for premises and equipment totaled $6.0 million, $6.1 million and $8.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     Our commercial and mortgage loan commitments and mortgage loans sold with recourse were as follows:

                                                               DECEMBER 31,
                                                          -----------------------
                                                             2000         1999
                                                          ----------    ---------
                                                          (DOLLARS IN THOUSANDS)
Commercial letters of credit and unused lines of credit
  provided..............................................   $131,137      $98,301
                                                           ========      =======
Commitments to fund commercial and mortgage loans
  Fixed rate loans......................................   $ 33,506      $ 6,193
  Variable rate loans...................................     90,007       83,299
                                                           --------      -------
                                                           $123,513      $89,492
                                                           ========      =======
Mortgage loans sold with recourse.......................   $ 46,562      $54,131
                                                           ========      =======

                           WESTCORP AND SUBSIDIARIES

     At December 31, 2000, we had commitments to fund fixed rate loans at rates ranging from 7.75% to 10.5% with loan terms ranging from one month to 240 months.

     We have pledged certain assets relative to amounts held on behalf of trustee as follows:

                                                            DECEMBER 31,
                                                       ----------------------
                                                          2000         1999
                                                       ----------    --------
                                                       (DOLLARS IN THOUSANDS)
FNMA participation certificates......................  $   50,810    $ 61,487
GNMA certificates....................................     798,964     351,236
Automobile contracts.................................     316,924     365,305
Multifamily first mortgages..........................      34,881      41,140
                                                       ----------    --------
                                                       $1,201,579    $819,168
                                                       ==========    ========

     We or our subsidiaries are involved as parties to certain legal proceedings incidental to our businesses, including consumer class action lawsuits pertaining to our automobile finance activities. We are vigorously defending these actions and do not believe that the outcome of these proceedings will have a material effect on our financial condition, results of operations and cash flows.

NOTE 16 -- AUTOMOBILE LENDING INCOME

     Automobile lending income consisted of the following components:

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2000        1999       1998
                                                      --------    --------    -------
                                                          (DOLLARS IN THOUSANDS)
Gain on sale of automobile contracts................  $  7,719    $ 51,345    $25,622
Retained interest income, net of RISA
  amortization......................................    51,429      47,812      1,961
Contractual servicing income........................    41,767      46,847     37,180
Other fee income....................................    57,786      42,702     34,360
                                                      --------    --------    -------
Total automobile lending income.....................  $158,701    $188,706    $99,123
                                                      ========    ========    =======

     According to the terms of each securitization transaction, contractual servicing income is earned at rates ranging from 1.0% to 1.25% per annum on the outstanding balance of contracts securitized. Other fee income consists primarily of documentation fees, late charges, and deferment fees.

NOTE 17 -- EMPLOYEE STOCK OWNERSHIP AND SALARY SAVINGS PLAN

     We have an Employee Stock Ownership and Salary Savings Plan, also known as the Plan, which covers essentially all full-time associates who have completed six months of service. Contributions to the Plan are discretionary and determined by the Board of Directors of Westcorp within limits set forth under the Employee Retirement Income Security Act of 1974. Contributions to the Plan are fully expensed in the year in which the contribution is made.

     Our contributions to the Plan amounted to $8.0 million, $7.0 million and $0.8 million in 2000, 1999 and 1998, respectively.

NOTE 18 -- STOCK OPTIONS

     In 1991, we reserved 3,150,000 shares of common stock for future issuance to certain associates under an incentive stock option plan, also known as the Stock Option Plan. At December 31, 2000, there were 174,491 shares available for future grants. The options may be exercised within five to seven years after the date of

                           WESTCORP AND SUBSIDIARIES
grant. Additionally, the weighted average life of the options at December 31, 2000 was 3.56 years and the exercise price of the options outstanding at December 31, 2000 ranged from $9.94 to $18.69 per share.

     At December 31, 1998, all stock options were anti-dilutive under the plan. In October 1998, we canceled 405,250 of existing options as part of a voluntary stock option exchange program. All option holders taking part in this program forfeited their existing options and were issued a proportionately smaller number of new options at a reduced exercise price. Stock option activity is summarized as follows:

                                                                WEIGHTED AVERAGE
                                                     SHARES      EXERCISE PRICE
                                                    --------    ----------------
Outstanding at January 1, 1998....................   983,157         $15.07
  Granted.........................................   355,221          12.37
  Exercised.......................................  (118,905)          8.52
  Cancelled.......................................  (728,609)         17.09
                                                    --------         ------
Outstanding at December 31, 1998..................   490,864          11.73
  Granted.........................................   270,545          12.82
  Exercised.......................................  (122,530)          8.58
  Cancelled.......................................  (105,060)         12.98
                                                    --------         ------
Outstanding at December 31, 1999..................   533,819          12.76
  Granted.........................................   363,500          13.27
  Exercised.......................................   (15,013)         12.10
  Cancelled.......................................   (43,951)         12.78
                                                    --------         ------
Outstanding at December 31, 2000..................   838,355         $12.94
                                                    ========         ======

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options and WFS' stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing model does not necessarily provide a reliable single measure of the fair value of our employee stock options.

     The fair value of options granted in 2000, 1999 and 1998 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                              DECEMBER 31,
                                              --------------------------------------------
                                                  2000            1999            1998
                                              ------------    ------------    ------------
Risk-free interest rate.....................           4.8%            6.6%            4.7%
Volatility factor...........................          0.39            0.51            0.54
Expected option life........................  5 to 7 years    5 to 7 years    5 to 7 years

     The weighted average fair value of options granted during 2000, 1999, and 1998 was $6.59, $7.84 and $5.87, respectively.

                           WESTCORP AND SUBSIDIARIES

     We elected to follow AICPA Accounting Principles Board Opinion 25, also known as APB No. 25, and related Interpretations in accounting for our employee stock options. Under APB No. 25, the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant and, therefore, no compensation expense is recognized. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if we had accounted for our employee stock options under the fair value method of that statement. Pro forma net income (loss) and earnings
(loss) per diluted share for the respective periods were as follows:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2000        1999        1998
                                                       --------    --------    ---------
                                                            (DOLLARS IN THOUSANDS,
                                                           EXCEPT PER SHARE AMOUNTS)
Pro forma net income (loss)..........................  $74,237     $52,235     $(14,921)
Per diluted share....................................  $  2.51     $  1.97     $  (0.57)

     The impact of applying SFAS No. 123 for the years ended December 31, 2000, 1999 and 1998 is not material to the financial statements of Westcorp.

NOTE 19 -- DIVIDENDS

     We paid cash dividends of $0.30, $0.20 and $0.25 per share for the years ended December 31, 2000, 1999 and 1998, respectively. On December 14, 2000, we declared a cash dividend of $0.10 per share for shareholders of record as of February 1, 2001, which was paid on February 15, 2001.

NOTE 20 -- RESTRUCTURING

     In 1998, we completed an automobile lending restructuring plan. A total of 400 positions or 20% of our work force were eliminated and 96 offices were closed. The total pre-tax restructuring charge in 1998 for the completed plan was $15.0 million. During the fourth quarter of 1998, we incurred a $3.0 million restructuring charge relating to the elimination of our mortgage banking operations.

NOTE 21 -- INCOME TAXES

     Income tax expense (benefit) consisted of the following:

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2000       1999        1998
                                                      --------    -------    --------
                                                          (DOLLARS IN THOUSANDS)
CURRENT:
  Federal...........................................  $ 69,210    $30,162    $   (353)
  State franchise...................................    17,906      6,696       1,421
                                                      --------    -------    --------
                                                        87,116     36,858       1,068
DEFERRED:
  Federal...........................................   (23,162)     2,384      (7,999)
  State franchise...................................    (5,647)     3,764      (4,399)
                                                      --------    -------    --------
                                                       (28,809)     6,148     (12,398)
                                                      --------    -------    --------
                                                      $ 58,307    $43,006    $(11,330)
                                                      ========    =======    ========

                           WESTCORP AND SUBSIDIARIES

     A reconciliation of total tax provisions and the amounts computed by applying the statutory federal income tax rate of 35% to income before taxes is as follows:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2000        1999        1998
                                                       --------    --------    ---------
                                                            (DOLLARS IN THOUSANDS)
Tax at statutory rate................................  $50,570     $34,467     $ (9,885)
State tax (net of federal tax benefit)...............    7,968       6,799       (1,936)
Other................................................     (231)      1,740          491
                                                       -------     -------     --------
                                                       $58,307     $43,006     $(11,330)
                                                       =======     =======     ========

     Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Amounts previously reported as current and deferred income tax expense have been reclassified. Such changes to the components of the expense occur because all tax alternatives available to us are not known for a number of months subsequent to year end.

     Significant components of our deferred tax assets and liabilities were as follows:

                                                              DECEMBER 31,
                                                         ----------------------
                                                           2000         1999
                                                         ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
DEFERRED TAX ASSETS:
Reserves for credit losses.............................  $ 31,867     $ 15,673
State tax deferred benefit.............................     8,091        5,888
Deferred compensation accrual..........................     3,655        3,209
Tax basis difference -- marketable securities..........                    518
Accelerated depreciation for tax purposes..............                      9
Other, net.............................................     2,777        3,762
                                                         --------     --------
          Total deferred tax assets....................    46,390       29,059
DEFERRED TAX LIABILITIES:
Loan fee income deferred for tax purposes..............      (470)        (922)
FHLB dividends.........................................    (6,046)      (5,483)
Accelerated depreciation for tax purposes..............    (1,296)
Loan costs.............................................    (1,188)      (1,146)
Deferred taxes on unrealized gains under SFAS No.
  115..................................................      (138)
Asset securitization income recognized for book
  purposes.............................................   (24,058)     (32,105)
Other, net.............................................    (8,237)      (7,686)
                                                         --------     --------
          Total deferred tax liabilities...............   (41,433)     (47,342)
                                                         --------     --------
          Net deferred tax assets (liabilities)........  $  4,957     $(18,283)
                                                         ========     ========

NOTE 22 -- EXTRAORDINARY ITEM

     For the years ended December 31, 2000 and 1999, we acquired $10.1 million and $41.9 million of our subordinated debentures and subsequently retired these debentures. As a result of these early retirements, we recorded extraordinary gains of $0.2 million and $2.1 million for the years ended December 31, 2000, and 1999, respectively.

                           WESTCORP AND SUBSIDIARIES

NOTE 23 -- FAIR VALUES OF FINANCIAL INSTRUMENTS

     The estimated fair values of our financial instruments were as follows:

                                                                DECEMBER 31,
                                            ----------------------------------------------------
                                                      2000                        1999
                                            ------------------------    ------------------------
                                             CARRYING        FAIR        CARRYING        FAIR
                                             AMOUNTS        VALUE        AMOUNTS        VALUE
                                            ----------    ----------    ----------    ----------
                                                           (DOLLARS IN THOUSANDS)
    FINANCIAL ASSETS:
      Cash and cash equivalents...........  $   62,263    $   62,263    $   34,365    $   34,365
      Other short-term investments........      66,500        66,500       137,000       137,000
      Investment securities and MBS.......   2,265,615     2,265,615     1,404,333     1,404,333
      Loans receivable (including held for
         sale)............................   4,924,053     5,291,474     2,181,898     2,229,138
      Retained interest in securitized
         assets...........................     111,558       111,558       167,277       167,277
      Financial instrument agreements held
         for purposes other than trading:
         Interest rate swaps..............     (28,711)      (28,711)       23,962        23,962
         Interest rate options, floors and
           caps...........................       4,278         4,278        13,192        13,192
         Forward agreements...............                                                10,872
         Euro-dollar swap agreements......                    (7,773)
    FINANCIAL LIABILITIES:
      Deposits............................   2,478,487     2,480,853     2,212,309     2,201,967
      Securities sold under agreements to
         repurchase.......................     178,821       181,819       249,675       245,930
      Short-term borrowings...............      27,802        27,802         8,482         8,482
      Notes payable on automobile secured
         financing........................   3,473,377     3,552,053       461,104       454,187
      Federal Home Loan Bank advances.....     409,570       416,437       240,744       237,405
      Amounts held on behalf of trustee...     494,858       494,858       687,274       687,274
      Subordinated debentures.............     189,962       193,147       199,298       196,309

NOTE 24 -- FINANCIAL INSTRUMENT AGREEMENTS

     We use financial instrument agreements to minimize our exposure to interest rate risk. The fair value of these agreements may vary substantially with changes in interest rates. Our portfolio of such agreements consisted of the following:

                                                         DECEMBER 31, 2000
                                                      ------------------------
                                                       NOTIONAL        CREDIT
                                                        AMOUNT        EXPOSURE
                                                      ----------      --------
                                                       (DOLLARS IN THOUSANDS)
Interest rate swaps.................................  $  674,500
Interest rate caps..................................     500,000       $4,278
Euro-dollar swap agreements.........................     795,000
                                                      ----------       ------
                                                      $1,969,500       $4,278
                                                      ==========       ======

                           WESTCORP AND SUBSIDIARIES

                                                          DECEMBER 31, 1999
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
                                                        ==========    =======

     Notional amounts do not represent amounts exchanged by parties and, thus, are not a measure of our exposure to loss through our use of these agreements. The amounts exchanged are determined by reference to the notional amounts and the other terms of the agreements.

     Our interest rate swaps consist of agreements with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional amount and a specified index. We pay a fixed interest rate and receive a floating interest rate on all of our interest rate swaps. At December 31, 2000 and 1999, the terms of our interest rate swaps were to pay a weighted average fixed rate of 6.62% and 5.92% in each year, and to receive a weighted average variable rate of 6.71% and 6.11%, respectively, with expiration dates ranging from 2002 to 2009 with no collateral requirements. Variable interest rates may change in the future.

     The interest rate cap agreements have strike rates from 6.0% to 8.0% with expiration dates ranging from 2001 to 2008 at December 31, 2000 and strike rates from 6.0% to 7.5% with expiration dates ranging from 2001 to 2004 at December 31, 1999.

     Our hedging strategy for our loan production has historically included the use of forward agreements and Euro-dollar swap agreements. We have entered into these agreements in numbers and amounts which have generally corresponded to the principal amount of the sale and/or securitization transactions. Gains and losses relative to these agreements are deferred and either recognized in full as an adjustment to the gain or loss on the sale of the loans if the securitization transaction is treated as a sale or amortized on a level yield basis over the duration of the securities issued if the transaction is treated as a secured financing. At December 31, 2000, we held Euro-dollar swap agreements with an implied notional amount of $795 million. At December 31, 1999, we held forward agreements with a notional amount outstanding of $1.6 billion.

     The current credit exposure under these agreements is limited to the fair value of the agreements with a positive fair value at the reporting date. Master netting agreements are arranged or collateral is obtained through physical delivery of, or rights to, securities to minimize our exposure to credit losses in the event of nonperformance by counterparties to financial instruments. We use only highly rated counterparties and further reduce our risk by avoiding any material concentration with a single counterparty.

                           WESTCORP AND SUBSIDIARIES

NOTE 25 -- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------
                                                   2000              1999              1998
                                              --------------    --------------    --------------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BASIC:
Net income (loss)...........................   $    74,743       $    52,626       $   (14,697)
Average basic common shares outstanding.....    29,494,497        26,503,796        26,305,117
Net income (loss) per common share --
  basic.....................................   $      2.54       $      1.99       $     (0.56)

DILUTED:
Net income (loss)...........................   $    74,743       $    52,626       $   (14,697)
Average basic common shares outstanding.....    29,494,497        26,503,796        26,305,117
Stock option adjustment.....................        31,180             1,332
Average diluted common shares outstanding...    29,525,677        26,505,128        26,305,117
Net income (loss) per common share --
  diluted...................................   $      2.53       $      1.99       $     (0.56)

     Options to purchase 12,700, 525,319, and 331,620 share of common stock at prices ranging from $12.38 to $18.69 per share were outstanding at December 31, 2000, 1999, and 1998, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and therefore, the effect would be antidilutive.

NOTE 26 -- REGULATORY CAPITAL

     At December 31, 2000 and 1999, the Office of Thrift Supervision, also known as the OTS, categorized the Bank as "well capitalized". To be categorized as "well capitalized", the Bank must maintain minimum capital ratios as set forth in the table below. The Bank's capital is subject to review by federal regulators for the components, amounts, risk weighting classifications and other factors. There are no conditions or events since December 31, 2000 that we believe have changed the Bank's category.

                           WESTCORP AND SUBSIDIARIES

     The following table summarizes the Bank's actual capital and required capital as of December 31, 2000 and 1999:

                                                                           TIER 1
                                                 TANGIBLE      CORE      RISK-BASED    RISK-BASED
                                                 CAPITAL     CAPITAL      CAPITAL       CAPITAL
                                                 --------    --------    ----------    ----------
                                                              (DOLLARS IN THOUSANDS)
DECEMBER 31, 2000
Actual Capital:
  Amount.......................................  $533,571    $533,571     $533,571      $780,317
  Capital ratio................................      8.03%       8.03%        8.32%        12.16%
FIRREA minimum required capital:
  Amount.......................................  $ 99,664    $199,327          N/A      $513,242
  Capital ratio................................      1.50%       3.00%         N/A          8.00%
  Excess.......................................  $433,907    $334,244          N/A      $267,075
FDICIA well capitalized required capital:
  Amount.......................................       N/A    $332,212     $384,931      $641,552
  Capital ratio................................       N/A        5.00%        6.00%        10.00%
  Excess.......................................       N/A    $201,359     $148,640      $138,765
DECEMBER 31, 1999
Actual Capital:
  Amount.......................................  $400,438    $400,438     $400,438      $641,164
  Capital ratio................................      8.85%       8.85%        6.49%        10.39%
FIRREA minimum required capital:
  Amount.......................................  $ 67,836    $135,672          N/A      $493,442
  Capital ratio................................      1.50%       3.00%         N/A          8.00%
  Excess.......................................  $332,601    $264,765          N/A      $147,721
FDICIA well capitalized required capital:
  Amount.......................................       N/A    $226,120     $370,082      $616,803
  Capital ratio................................       N/A        5.00%        6.00%        10.00%
  Excess.......................................       N/A    $174,317     $ 30,355      $ 24,360

     The following table reconciles the Bank's equity to the Bank's tangible, core and risk-based capital:

                                                              DECEMBER 31,
                                                         ----------------------
                                                           2000         1999
                                                         ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
Bank shareholder's equity -- GAAP basis................  $462,226     $351,200
Adjustment: unrealized losses under SFAS 115...........    14,816       21,481
  Less: non-permissible activities.....................      (115)        (273)
  Add: minority interest in equity of subsidiaries.....    56,644       28,030
                                                         --------     --------
Total tangible and core capital........................   533,571      400,438
Adjustments for risk-based capital:
  Subordinated debentures(1)...........................   166,497      181,019
  General loan valuation allowance(2)..................    80,249       59,707
                                                         --------     --------
Risk-based capital.....................................  $780,317     $641,164
                                                         ========     ========

---------------
(1) Excludes capitalized discounts and issue costs.

(2) Limited to 1.25% of risk-weighted assets.

                           WESTCORP AND SUBSIDIARIES

NOTE 27 -- WESTCORP (PARENT COMPANY ONLY) FINANCIAL INFORMATION

                       STATEMENTS OF FINANCIAL CONDITION

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
  Cash......................................................  $  4,964     $  2,011
  Investment in subsidiaries................................   505,293      350,528
  Other.....................................................     1,476        4,409
                                                              --------     --------
          Total assets......................................  $511,733     $356,948
                                                              ========     ========
LIABILITIES
  Other liabilities.........................................  $ 26,068     $  4,230
                                                              --------     --------
          Total liabilities.................................    26,068        4,230
Shareholders' equity........................................   485,665      352,718
                                                              --------     --------
          Total liabilities and shareholders' equity........  $511,733     $356,948
                                                              ========     ========

                            STATEMENTS OF OPERATIONS

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              --------    --------    ---------
                                                                   (DOLLARS IN THOUSANDS)
INCOME:
Dividends from subsidiaries.................................  $ 3,500     $12,000     $ 14,000
                                                              -------     -------     --------
          Total income......................................    3,500      12,000       14,000
EXPENSE:
Interest expense............................................    1,295         470           70
Noninterest expenses........................................    2,374       2,085        1,337
                                                              -------     -------     --------
          Total expense.....................................    3,669       2,555        1,407
Income (loss) before income taxes and equity in net income
  of subsidiaries...........................................     (169)      9,445       12,593
Income tax (benefit)........................................   (1,507)       (780)        (541)
                                                              -------     -------     --------
Income before equity in net income of subsidiaries..........    1,338      10,225       13,134
Equity in undistributed net income (loss) of subsidiaries...   71,902      42,401      (27,831)
                                                              -------     -------     --------
Net income (loss)...........................................  $73,240     $52,626     $(14,697)
                                                              =======     =======     ========

                           WESTCORP AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
Operating Activities
Net income (loss)..........................................  $ 73,240    $ 52,626    $(14,697)
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization............................        14                      12
  Equity in undistributed net (income) loss of
     subsidiaries..........................................   (71,902)    (42,401)     27,831
  Other, net...............................................     4,958      (2,026)     (1,195)
                                                             --------    --------    --------
Net cash provided by operating activities..................     6,310       8,199      11,951

Investing Activities
Infusion of capital to subsidiary..........................   (69,848)       (533)    (15,120)
Sales of investment securities available for sale..........                            12,434
                                                             --------    --------    --------
Net cash used in investing activities......................   (69,848)       (533)     (2,686)

Financing Activities
Increase (decrease) in short-term borrowings...............    19,800      (2,718)     (7,800)
Dividends paid.............................................    (9,045)     (5,299)     (6,592)
Issuance of common stock...................................    55,684
Other, net.................................................        52       1,520       2,536
                                                             --------    --------    --------
Net Cash Provided by (Used in) Financing Activities........    66,491      (6,497)    (11,856)
                                                             --------    --------    --------
Increase (decrease) in Cash................................     2,953       1,169      (2,591)
Cash and cash equivalents at beginning of year.............     2,011         842       3,433
                                                             --------    --------    --------
Cash and Cash Equivalents at End of Year...................  $  4,964    $  2,011    $    842
                                                             ========    ========    ========

NOTE 28 -- SUBSEQUENT EVENT (UNAUDITED)

     On March 2, 2001, we filed a registration statement with the Securities and Exchange Commission, also known as the SEC to provide our shareholders an exclusive opportunity to purchase additional shares of stock through a rights offering. The registration statement has not yet become effective. The number of shares to be offered and the price per share has not yet been determined. Our board of directors will make this determination immediately prior to the time at which the registration statement becomes effective. We expect to raise approximately $60.0 million in new capital from this transaction.

     Ernest S. Rady, the chairman of the board of directors of Westcorp, has informed us that he will exercise his rights and that he expects to also exercise his right to oversubscribe. Mr. Rady is the beneficial owner of approximately 68% of our common stock.

     On March 2, 2001, our 82% owned subsidiary, WFS, filed a registration statement with the SEC to provide its shareholders an exclusive opportunity to purchase additional shares of stock through a rights offering. The registration statement for this offering has not yet become effective. The number of shares to be offered and the price per share has not yet been determined. The board of director of WFS will make this determination immediately prior to the time at which the registration statement becomes effective. The board of directors of the Bank has informed us that they intend to exercise its basic subscription right and expects to exercise its oversubscription right as part of this offering. WFS expects that this transaction will provide it with approximately $100 million in new capital from this transaction.

     On February 2, 2001, we completed the issuance of $1.0 billion of notes secured by automobile contracts.

                           WESTCORP AND SUBSIDIARIES

NOTE 29 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2000 and 1999. Certain quarterly amounts have been adjusted to conform with the year-end presentation.

                                                          FOR THE THREE MONTHS ENDED
                                              ---------------------------------------------------
                                              MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31
                                              --------    --------    ------------    -----------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2000
Interest income.............................  $100,889    $126,041      $164,655       $192,236
Interest expense............................    50,112      66,533        90,895        106,114
                                              --------    --------      --------       --------
Net interest income.........................    50,777      59,508        73,760         86,122
Provision for credit losses.................    11,945      15,246        24,906         30,036
Noninterest income..........................    55,781      45,738        41,179         34,945
Noninterest expense.........................    55,997      56,029        53,891         55,274
                                              --------    --------      --------       --------
Income before income taxes..................    38,616      33,971        36,142         35,757
Income taxes................................    16,148      13,541        14,911         13,532
                                              --------    --------      --------       --------
Income before minority interest.............    22,468      20,430        21,231         22,225
Minority interest in earnings of
  subsidiaries..............................     2,627       2,873         3,082          3,270
                                              --------    --------      --------       --------
Income before extraordinary item............    19,841      17,557        18,149         18,955
Extraordinary gain from extinguishment of
  debt, net of tax..........................       158          61            16              6
                                              --------    --------      --------       --------
Net income..................................  $ 19,999    $ 17,618      $ 18,165       $ 18,961
                                              ========    ========      ========       ========
Net income per common share -- basic........  $   0.75    $   0.64      $   0.57       $   0.59
                                              ========    ========      ========       ========
Net income per common share -- diluted......  $   0.75    $   0.64      $   0.57       $   0.59
                                              ========    ========      ========       ========

1999
Interest income.............................  $ 61,078    $ 77,929      $ 73,525       $ 85,084
Interest expense............................    33,854      40,071        35,874         43,510
                                              --------    --------      --------       --------
Net interest income.........................    27,224      37,858        37,651         41,574
Provision for credit losses.................    12,157       4,355        15,924          5,964
Noninterest income..........................    58,649      44,820        62,485         44,052
Noninterest expense.........................    56,616      54,527        55,817         50,477
                                              --------    --------      --------       --------
Income before income taxes..................    17,100      23,796        28,395         29,185
Income taxes................................     7,234      10,075        11,947         12,204
                                              --------    --------      --------       --------
Income before minority interest.............     9,866      13,721        16,448         16,981
Minority interest in earnings of
  subsidiaries..............................     1,506       1,584         1,706          1,726
                                              --------    --------      --------       --------
Income before extraordinary item............     8,360      12,137        14,742         15,255
Extraordinary gain from extinguishment of
  debt, net of tax..........................       980         639           315            198
                                              --------    --------      --------       --------
Net income..................................  $  9,340    $ 12,776      $ 15,057       $ 15,453
                                              ========    ========      ========       ========
Net income per common share -- basic........  $   0.35    $   0.48      $   0.57       $   0.58
                                              ========    ========      ========       ========
Net income per common share -- diluted......  $   0.35    $   0.48      $   0.57       $   0.58
                                              ========    ========      ========       ========

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                       DESCRIPTION OF EXHIBIT
    -------                      ----------------------
     3.1      Certificate of Incorporation(13)
     3.2      Bylaws(13)
     4.1      Indenture dated as of June 17, 1993 issued by Western
              Financial Bank, formerly Western Financial Savings Bank,
              F.S.B., with respect to $125,000,000 in aggregate principal amount of 8.5% Subordinated Capital Debentures due 2003(14)
     4.2      Indenture dated as of June 25, 1998 issued by Western
              Financial Bank, formerly Western Financial Savings Bank,
              F.S.B., with respect to $150,000,000 in aggregate principal amount of 8.875% Subordinated Capital Debentures due
              2007(15)
    10.1      Westcorp Incentive Stock Option Plan(2)
    10.2      Westcorp Employee Stock Ownership and Salary Savings Plan(3)
    10.3      Westcorp 1991 Stock Option Plan(4)
    10.4      1985 Executive Deferral Plan(1)
    10.5      1988 Executive Deferral Plan II(1)
    10.6      1992 Executive Deferral Plan III(1)
    10.7      Transfer Agreement between WFS Financial Inc and Western
              Financial Bank, F.S.B., dated May 1, 1995(1)
    10.8      Promissory Note of WFS Financial Inc in favor of Western
              Financial Bank, F.S.B., dated May 1, 1995(1)
    10.9      Line of Credit Agreement between WFS Financial Inc and
              Western Financial Bank, dated June 15, 1999(12)
    10.9.1    Amendment No. 1, dated as of August 1, 1999, to the
              Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank(12)
    10.10     Tax Sharing Agreement between WFS Financial Inc and Western
              Financial Bank, F.S.B., dated January 1, 1994(1)
    10.11     Master Reinvestment Contract between WFS Financial Inc and
              Western Financial Bank, F.S.B., dated May 1, 1995(1)
    10.12     Amendment No. 1, dated as of June 1, 1995, to the Restated
              Master Reinvestment Reimbursement Agreement(11)
    10.13     Amended and Restated Master Collateral Assignment Agreement,
              dated as of March 1, 2000(12)
    10.14     Form of WFS Financial Inc Dealer Agreement(5)
    10.15     Form of WFS Financial Inc Loan Application(5)
    10.16     Westcorp Employee Stock Ownership and Salary Savings Plan(7)
    10.16.1   Amendment No. 1, dated as of December 1998, to Westcorp
              Employee Stock Ownership and Salary Savings Plan(12)
    10.16.2   Amendment No. 2, dated as of January 1, 1999, to Westcorp
              Employee Stock Ownership and Salary Savings Plan(12)
    10.16.3   Amendment No. 3, dated as of June 1, 1999, to Westcorp
              Employee Stock Ownership and Salary Savings Plan(12)
    10.17     Amended and Restated WFS 1996 Incentive Stock Option Plan,
              dated January 1, 1997(6)
    10.18     Promissory Note of WFS Financial Inc in favor of Western
              Financial Bank, F.S.B., dated August 1, 1997(11)
    10.18.1   Amendment No. 1, dated February 23, 1999, to the Promissory
              Note of WFS Financial Inc in favor of Western Financial
              Bank(11)

    EXHIBIT
    NUMBER                       DESCRIPTION OF EXHIBIT
    -------                      ----------------------
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

 (8) Employment Agreement dated February 27, 1998 between Westcorp and Joy Schaefer (will be provided to the SEC upon request).

 (9) Employment Agreement dated February 27, 1998 between WFS Financial, Inc, Westcorp and Lee A. Whatcott (will be provided to the SEC upon request).

(10) Employment Agreement, dated November, 1998 between the WFS Financial, Inc, Westcorp and Mark Olson (will be provided to the SEC upon request).

(11) Exhibits previously filed with Annual Report on Form 10-K of WFS Financial, Inc for the year ended December 31, 1998 (File No. 33-93068) as filed on or about March 31, 1999.

(12) Exhibits previously filed with WFS Registration Statements on Form S-2 (File No. 333-91277) filed November 19, 1999 and subsequently amended on January 20, 2000 incorporated by reference under Exhibit Number indicated.

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