Form 10-K/A
period 2000-12-31
WESTCORP /CA/
filed 2001-04-24
CIK 813461

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                            ------------------------

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           WESTCORP AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   37
Item 3.   Legal Proceedings...........................................   37
Item 4.   Submission of Matters to a Vote of Security Holders.........   37

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   38
Item 6.   Selected Financial Data.....................................   39
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of
            Operations................................................   41
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...   69
Item 8.   Financial Statements and Supplementary Data.................   72
Item 9.   Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure..................................   72

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   73
Item 11.  Executive Compensation......................................   73
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   73
Item 13.  Certain Relationships and Related Transactions..............   73

                                  PART IV
Item 14.  Financial Statement Schedules, Exhibits and Reports on Form
            8-K.......................................................   74

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

     Our retail banking division serves the needs of individuals and small businesses by offering a broad range of products, such as demand deposit accounts, money market accounts, certificates of deposits and other investment services through 25 retail branches located throughout California. At December 31, 2000 and 1999, the total deposits gathered by the retail banking division were $2.0 billion. Demand deposits and money market accounts totaled $460 million at December 31, 2000 compared with $477 million and $341 million at December 31, 1999 and 1998, respectively. At December 31, 2000, demand deposits and money market accounts represented 23% of our total retail deposits compared with 24% at December 31, 1999.

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

     We also employ the liquidity generated by the retail and commercial banking divisions by investing in mortgage-backed securities, also known as MBS, to generate additional net interest margin, manage interest rate risk, provide another source of liquidity through repurchase agreements, support community reinvestment and housing finance and meet regulatory requirements. See "Supervision and Regulation". Net interest income from bank operations totaled $26.3 million, $46.0 million and $55.7 million for the year ended December 31, 2000, 1999 and 1998, respectively. Net interest income from bank operations represented 24%, 32% and 21% of total net interest income for us on a consolidated basis for the same respective periods.

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

     Demand deposits and money market accounts obtained through our retail banking operations totaled $460 million at December 31, 2000 compared with $477 million and $341 million at December 31, 1999 and 1998, respectively. At December 31, 2000, demand deposits and money market accounts represented 23% of our total retail deposits compared with 24% at December 31, 1999.

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

     The following table presents information regarding loans and deposits of our commercial banking operations:

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2000        1999       1998
                                                      --------    --------    -------
                                                          (DOLLARS IN THOUSANDS)
Average balance -- loans............................  $156,065    $ 99,495    $65,070
Average balance -- deposits.........................   390,227     164,682     65,974
Interest income.....................................    14,312       8,369      5,624
Interest expense....................................    21,460       6,895      2,450
Average interest rate earned on loans...............      9.17%       8.41%      8.64%
Average interest rate paid on deposits..............      5.50%       4.19%      3.71%

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

  WHOLE LOAN SALE

     In August 2000, we purchased $1.4 billion of automobile contracts from WFS in a whole loan sale. In this transaction, we paid cash for the amount of the principal outstanding on the contracts plus a premium of $41.2 million. This premium was recorded as a cash gain on sale by WFS, net of the write-off of outstanding dealer participation balances and the effect of hedging activities. This sale and the related gain were eliminated upon consolidation. These contracts were subsequently securitized by us and continue to be serviced by WFS under the terms of the transaction.

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

     You are cautioned not to place undue reliance on our forward-looking statements. You should carefully review the factors referred to above and other documents we file from time to time with the Securities and Exchange Commission, including our quarterly reports on Form 10-Q and our annual reports on Form 10-K.

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

DIVIDENDS

     We paid cash dividends of $0.30, $0.20 and $0.25 per share for the years ended December 31, 2000, 1999 and 1998, respectively. On December 14, 2000, we declared a quarterly cash dividend of $0.10 per share for shareholders of record as of February 1, 2001. This dividend was paid on February 15, 2001. There are no restrictions on the payment of dividends by Westcorp.

     We anticipate completing a rights offering during the second quarter of 2001. Subsequent to this offering, the Board of Directors intends to increase the quarterly dividend to $0.11 per share.

     Our wholly owned subsidiary, the Bank, is restricted by regulation and by the indenture relating to the subordinated debentures as to the amount of funds which can be transferred to us in the form of dividends. Under the most restrictive of these terms, on December 31, 2000, the Bank's restricted shareholder's equity totaled $375 million with a maximum dividend of $87 million.

     The Bank must notify the OTS of its intent to declare cash dividends 30 days before declaration and may not pay a dividend or make a loan to us for any purpose to the extent we engage in any activities not permitted for a bank holding company.

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

(2) Reflects a 5% stock dividend in 1996.

                                                  AT OR FOR THE YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------------
                                         2000         1999         1998         1997         1996
                                      ----------   ----------   ----------   ----------   ----------
                                                          (DOLLARS IN THOUSANDS)
CONSOLIDATED SUMMARY OF FINANCIAL
  CONDITION:
Assets:
  Cash and other assets.............  $  611,088   $  714,357   $  728,476   $  699,237   $  513,290
  Loans:
     Consumer(1)....................   4,309,036    1,516,669      933,010      298,550      290,969
     Mortgage(2)....................     507,431      598,302    1,006,933    1,536,954    1,432,769
     Commercial(2)..................     107,586       66,927       52,940       37,314        7,680
  Mortgage-backed securities........   2,230,448    1,431,376      980,044      941,448      849,548
  Investments and time deposits.....     102,321      171,143      131,417      252,540      240,789
                                      ----------   ----------   ----------   ----------   ----------
          Total assets..............  $7,867,910   $4,498,774   $3,832,820   $3,766,043   $3,335,045
                                      ==========   ==========   ==========   ==========   ==========
Liabilities:
  Deposits..........................  $2,478,487   $2,212,309   $2,178,735   $2,000,896   $1,873,942
  Notes payable on automobile
     secured financing..............   3,473,377      461,104
  FHLB advances and other
     borrowings.....................     616,193      498,901      440,924      563,922      569,357
  Amounts held on behalf of
     trustee........................     494,858      687,274      528,092      488,653      393,449
  Subordinated debentures...........     189,962      199,298      239,856      239,195      104,917
  Other liabilities.................      71,221       59,140       94,311       95,088       47,058
                                      ----------   ----------   ----------   ----------   ----------
          Total liabilities.........   7,324,098    4,118,026    3,481,918    3,387,754    2,988,723
  Minority interest in equity of
     subsidiaries...................      56,644       28,030       21,857       29,538       28,392
  Shareholders' equity..............     487,168      352,718      329,045      348,751      317,930
                                      ----------   ----------   ----------   ----------   ----------
          Total liabilities and
            shareholders' equity....  $7,867,910   $4,498,774   $3,832,820   $3,766,043   $3,335,045
                                      ==========   ==========   ==========   ==========   ==========
OTHER SELECTED FINANCIAL DATA:
Average assets......................  $6,242,668   $3,952,360   $3,859,202   $3,682,781   $3,233,713
Return on average assets............        1.20%        1.33%       (0.38)%       1.00%        0.98%
Average shareholders' equity........  $  431,486   $  337,886   $  333,298   $  329,250   $  308,305
Return on average shareholders'
  equity............................       17.32%       15.58%       (4.41)%      11.17%       10.31%
Equity to assets ratio..............        6.19%        7.84%        8.58%        9.26%        9.53%
Originations:
  Consumer loans....................  $4,232,115   $3,355,732   $2,680,341   $2,337,359   $2,157,556
  Mortgage loans....................      33,124      276,936    2,754,398    2,331,506    1,259,716
  Commercial loans..................     266,342      237,316      124,259       71,399        8,632
                                      ----------   ----------   ----------   ----------   ----------
          Total originations........  $4,531,581   $3,869,984   $5,558,998   $4,740,264   $3,425,904
                                      ==========   ==========   ==========   ==========   ==========
Interest rate spread................        4.37%        3.59%        2.83%        2.65%        2.86%

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

     Our securitization structure includes a provision that provides us with the right to repurchase automobile contracts at our option. The percentage of automobile contracts that we could repurchase was increased from 10% to 20%, which provides us with greater flexibility in providing long-term financing for our automobile contracts given market conditions relative to interest rates.

     Another benefit provided by this structural change is the requirement that we treat such transactions as secured financings rather than sales. Our decision to change the structure was based upon our business philosophy that we approach our business as a portfolio lender rather than as a seller of automobile contracts. Not only does this change provide greater flexibility in managing our cost of funds, we believe that a portfolio basis presentation provides a better understanding of our business and the inherent risks associated with such transactions.

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

     The following table sets forth the changes in net interest income attributable to changes in volume (change in average portfolio volume multiplied by prior period average rate) and changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance):

                                                               2000 COMPARED TO 1999(1)        1999 COMPARED TO 1998(1)
                                                            ------------------------------   -----------------------------
                                                             VOLUME      RATE      TOTAL      VOLUME     RATE      TOTAL
                                                            --------   --------   --------   --------   -------   --------
                                                                                (DOLLARS IN THOUSANDS)
Interest income:
    Mortgage-backed securities............................  $ 29,929   $ 10,671   $ 40,600   $ 26,880   $(4,288)  $ 22,592
    Other short-term investments..........................      (232)     2,911      2,679      4,605      (783)     3,822
    Investment securities.................................    (1,023)       (49)    (1,072)    (4,355)     (108)    (4,463)
    Interest earning deposits with others.................        36         (1)        35        (60)       (9)       (69)
Total loans:
    Consumer loans........................................   259,466    (12,086)   247,380     44,600     2,706     47,306
    Mortgage loans........................................   (11,167)     3,726     (7,441)   (43,076)   (1,870)   (44,946)
    Commercial loans......................................     3,651        373      4,024      1,173        35      1,208
                                                            --------   --------   --------   --------   -------   --------
        Total interest earning assets.....................  $280,660   $  5,545   $286,205   $ 29,767   $(4,317)  $ 25,450
                                                            ========   ========   ========   ========   =======   ========
Interest expense:
  Deposits................................................  $ 11,189   $ 16,354   $ 27,543   $  3,877   $(6,814)  $ (2,937)
  Securities sold under agreements to repurchase..........     4,551      4,297      8,848      2,647    (2,184)       463
  FHLB advances and other borrowings......................     8,651       (552)     8,099     (3,699)     (959)    (4,658)
  Notes payable on automobile secured financings..........   118,203               118,203
  Subordinated debentures.................................    (2,348)               (2,348)    (1,933)       24     (1,909)
                                                            --------   --------   --------   --------   -------   --------
        Total interest bearing liabilities................  $140,246   $ 20,099   $160,345   $    892   $(9,933)  $ (9,041)
                                                            ========   ========   ========   ========   =======   ========
Net change in net interest income.........................                        $125,860                        $ 34,491
                                                                                  ========                        ========

---------------
(1)In the analysis of interest changes due to volume and rate, the changes due to the volume/rate variance (the combined effect of change in weighted average interest rate and change in average portfolio balance) have been allocated proportionately based on the absolute value of the volume and rate variances. If there is no balance in the previous year, the total change is allocated to volume.

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

     The increase in provision for credit losses in 2000 was the result of a higher level of automobile contracts held on balance sheet as our securitization transactions in 2000 were predominately accounted for as secured financings. Of the total $82.1 million reported in provision for credit losses in 2000, $42.3 million was for chargeoffs incurred during the period and $50.6 million represented the increase in the amount of automobile contracts held on the balance sheet. This amount was offset by a $7.5 million reduction due to the lower level of allowance held for automobile contracts due to improving asset quality and a $3.3 million reduction in allowance for mortgage and commercial loans. The increase in provision for credit losses in 1999 was the result of an increase in the amount of reserves on automobile contracts held for sale as $500 million of such contracts were used as collateral for the issuance of notes to a conduit facility in a transaction treated as a secured financing. In addition, another $540 million of contracts held for sale were expected to be placed in a securitization transaction in the first quarter of 2000 that would also be accounted for as a secured financing and, therefore, the contracts would remain on our balance sheet and higher levels of reserves would be required for probable losses that could be reasonably estimated. See "Allowance for Credit Losses".

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
                                                      ========    ========    =======

     We securitized $4.6 billion, $2.5 billion and $1.9 billion in contracts for the years ended December 31, 2000, 1999 and 1998, respectively. Of the $4.6 billion securitized in 2000, $660 million was accounted for as a sale and the remaining $3.9 billion was accounted for as secured financing. All of the securitization transactions in 1999 and 1998 were accounted for as sales. Gain on sale of automobile contracts totaled $7.7 million in 2000, $51.3 million in 1999 and $25.6 million in 1998. The 85% decrease in gain on sale from 1999 to 2000 is attributable primarily to the 74% decrease in the amount of securitization transactions treated as sales. Gain on sale of contracts represented only 1.7% of total revenues in 2000 compared with 14.5% in 1999 and 10.7% in 1998.

     Retained interest income was $51.4 million, $47.8 million and $2.0 million in 2000, 1999 and 1998, respectively. Retained interest income is dependent upon the average excess spread on the contracts sold, credit losses and the size of the sold portfolio. The increase in retained interest income is primarily the result of lower amortization of the RISA due to lower credit losses. Net chargeoffs on the sold portfolio decreased to $76 million in 2000 from $92 million in 1999 and $127 million in 1998. The increase in retained interest income due to decreases in credit losses was offset by a decrease in the average excess spread on the contracts sold and a decrease in the size of the sold portfolio. The contracts sold in 2000 had a weighted average gross interest rate spread of 7.38% compared with 8.34% and 8.64% for contracts sold in 1999 and 1998, respectively. The average balance of the sold portfolio was $3.4 billion in 2000 compared with $4.0 billion in 1999 and $3.5 billion in 1998.

     According to the terms of each securitization transaction, contractual servicing income is generally earned at rates ranging from 1.0% to 1.25% per annum on the outstanding balance of contracts securitized. For accounting purposes, this income is only recognized on contracts sold through securitization transactions treated as sales. The decrease in contractual servicing income to $41.8 million in 2000 from $46.8 million in 1999 is due to the decrease in the average balance of the sold portfolio to $3.4 billion in 2000 from $4.0 billion in 1999. Other fee income consists primarily of documentation fees, late charges and deferment fees on our serviced portfolio, including loans securitized in transactions accounted for as sales and secured financings, as well as contracts not securitized. The increase in other fee income is due to the growth in our average serviced portfolio to $6.1 billion in 2000 from $4.8 billion in 1999 and $4.0 billion in 1998.

     Gain on sale, retained interest income and contractual servicing income are not recognized on securitization transactions accounted for as secured financings. Therefore, we expect such income will not be recognized on our future securitization transactions. Retained interest income and contractual servicing income will continue to be recognized on existing securitization transactions accounted for as sales and will decline as the balance of those pools decreases. Even as these amounts decrease, we expect net interest income will increase as we retain automobile contracts on our balance sheet.

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

(2) The 1996-B, 1996-D and 1997-A securitization transactions were paid in full in February 2001, January 2001 and March 2001, respectively.

(3) The 2001-A securitization transaction closed on February 2, 2001.

     Pro Forma Portfolio Basis Statements of Operations

     The following pro forma portfolio basis statements of operations present our results under the assumption that all our securitization transactions are treated as secured financings rather than as sales and, therefore, provide a method by which to gauge our year to year performance. We believe that such a presentation is an important performance measure of our operations, particularly considering that our more recent securitization transactions are accounted for as secured financings. If treated as financings, no gain on sale or subsequent contractual servicing and retained interest income is recognized. Instead, the earnings of the contracts in the trusts and the related financing costs are reflected over the life of the underlying pool of contracts. We refer to these pro forma results as "portfolio basis" statements of operations since all contracts sold would have remained in our on balance sheet contract portfolio if we accounted for the transactions as financings. The growth in our portfolio basis earnings reflects the growth in our serviced automobile contract portfolio to $6.8 billion in 2000 from $5.4 billion in 1999 and $4.4 billion in 1998. We monitor the periodic portfolio basis earnings of our serviced contract portfolio and believe these portfolio basis statements assist in better understanding our business.

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
                                                           ======      ======      =======

     Other Noninterest Income

     Other noninterest income consists primarily of investment and MBS gains and losses and insurance income. There were no investment and MBS gains or losses in 2000 as no securities were sold. This compares with gains of $1.3 million and $7.6 million in 1999 and 1998, respectively. The gains in 1999 and 1998 were the result of the sale of $110 million and $366 million, respectively, of investment securities and MBS during those years. Insurance income, which totaled $7.0 million, $6.0 million and $5.7 million for the years ended

December 31, 2000, 1999 and 1998, respectively, includes premiums and commissions earned on insurance and insurance-related products, including collateral protection and credit life insurance. Income from the sale of mutual funds and annuities totaled $2.4 million, $2.1 million and $2.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. Income from sale of mutual funds and annuities is included in insurance income on the Consolidated Statements of Operations.

     The increase in miscellaneous income for the year ended December 31, 1999 compared with the year ended December 31, 1998 is attributable mainly to an increase in income from real estate activities. The decrease in miscellaneous income for the year ended December 31, 2000 was due to a decrease in income from real estate activities attributable primarily to our exit from the mortgage banking business.

  NONINTEREST EXPENSE

     Total noninterest expense was $221 million, $217 million and $248 million for the years ended December 31, 2000, 1999 and 1998, respectively. Noninterest expense as a percentage of total revenues improved to 49% in 2000 compared to 61% in 1999 and 104% in 1998. Noninterest expense declined $30.5 million or 14% in 1999 compared with 1998 as the result of the successful completion of our restructuring programs for the automobile lending and mortgage banking operations, as well as other operating efficiencies achieved during 1999. In 1998, we incurred a one-time charge of $15.0 million relating to the streamlining and automation of our automobile lending operations. Restructuring related costs included $1.8 million for employee severance and $13.2 million for lease termination fees and the write-off of disposed assets. As part of this restructuring, we merged our prime and non-prime automobile lending operations and offices, changed our purchasing strategy to emphasize prime contracts, eliminated unprofitable dealer relationships, implemented new underwriting and servicing technology, closed 96 underperforming offices and reduced our number of associates by approximately 20%.

     The efficiencies realized include increasing the conversion ratios on contracts purchased through dealer education, the automation of the loan application and underwriting system, the centralization of data entry and verification processes, and the implementation of proprietary credit scorecards and electronic funds transfers for our dealers. Operating efficiencies also include the implementation of automated dialers, the centralization and upgrade of payment processing and asset recovery processes, the upgrading of toll free lines for customer service and interactive voice response technology, direct debit for our borrowers, imaging for record retention and retrieval, and the implementation of a new behavioral scoring collection system.

     In 1998, we also incurred a one-time restructuring charge of $3.0 million relating to our decision to exit the mortgage banking business.

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

  INVESTMENT AND OTHER SECURITIES

     Our investment and other securities portfolio consists of short-term securities, including repurchase agreements and overnight investments in federal funds. These short-term securities are maintained primarily for liquidity purposes in accordance with regulatory requirements. Additionally, we own FHLB stock as required by our affiliation with the FHLB System and carry it at cost. The FHLB stock is included in other assets on our Consolidated Statements of Financial Condition. We also hold owner trust certificates and United States Agency and Treasury securities, which are classified as available for sale. The owner trust certificates are recorded at cost, which approximates fair value. The United States Agency and Treasury securities are reported at fair value with unrealized gains and losses reflected as a separate component of shareholders' equity on our Consolidated Statements of Financial Condition as accumulated other comprehensive income (loss), net of applicable taxes.

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

  LOAN PORTFOLIOS

     The following table sets forth the composition of our loan portfolio by type of loan, including loans held for sale, as of the dates indicated:

                                                               DECEMBER 31,
                              -------------------------------------------------------------------------------
                                      2000                   1999                   1998              1997
                              --------------------   --------------------   --------------------   ----------
                                AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT
                              ----------   -------   ----------   -------   ----------   -------   ----------
                                                          (DOLLARS IN THOUSANDS)
Consumer loans:
  Automobile contracts......  $4,307,267     87.5%   $1,518,434     69.6%   $  923,952     46.4%   $  225,947
  Other.....................      96,173      2.0        52,483      2.4        57,073      2.8        94,829
                              ----------    -----    ----------    -----    ----------    -----    ----------
                               4,403,440     89.5     1,570,917     72.0       981,025     49.2       320,776
Less: unearned interest.....      94,404      1.9        54,248      2.5        48,015      2.4        22,226
                              ----------    -----    ----------    -----    ----------    -----    ----------
    Total consumer loans....   4,309,036     87.6     1,516,669     69.5       933,010     46.8       298,550
Mortgage loans:
  Existing properties.......     498,963     10.1       589,286     27.0       993,645     49.9     1,529,776
  Construction..............      14,784      0.3        23,190      1.1        18,345      0.9        15,835
                              ----------    -----    ----------    -----    ----------    -----    ----------
                                 513,747     10.4       612,476     28.1     1,011,990     50.8     1,545,611
Less: undisbursed loan
  proceeds..................       6,316      0.1        14,174      0.7         5,057      0.4         8,657
                              ----------    -----    ----------    -----    ----------    -----    ----------
    Total mortgage loans....     507,431     10.3       598,302     27.4     1,006,933     50.4     1,536,954
Commercial loans............     107,586      2.1        66,927      3.1        52,940      2.8        37,314
                              ----------    -----    ----------    -----    ----------    -----    ----------
    Total loans.............  $4,924,053    100.0%   $2,181,898    100.0%   $1,992,883    100.0%   $1,872,818
                              ==========    =====    ==========    =====    ==========    =====    ==========

                                       DECEMBER 31,
                              ------------------------------
                               1997             1996
                              -------   --------------------
                              PERCENT     AMOUNT     PERCENT
                              -------   ----------   -------
                                  (DOLLARS IN THOUSANDS)
Consumer loans:
  Automobile contracts......    12.1%   $  242,170     14.0%
  Other.....................     5.0        82,568      4.7
                               -----    ----------    -----
                                17.1       324,738     18.7
Less: unearned interest.....     1.2        33,769      2.0
                               -----    ----------    -----
    Total consumer loans....    15.9       290,969     16.7
Mortgage loans:
  Existing properties.......    81.7     1,435,469     82.9
  Construction..............     0.8         5,501      0.3
                               -----    ----------    -----
                                82.5     1,440,970     83.2
Less: undisbursed loan
  proceeds..................     0.4         8,201      0.4
                               -----    ----------    -----
    Total mortgage loans....    82.1     1,432,769     82.8
Commercial loans............     2.0         7,680      0.5
                               -----    ----------    -----
    Total loans.............   100.0%   $1,731,418    100.0%
                               =====    ==========    =====

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

     At December 31, 2000, key economic assumptions and the sensitivity of the current fair value of the RISA to immediate 10% and 20% adverse changes in assumed economics were as follows:

                                                              DECEMBER 31,
                                                                  2000
                                                              ------------
                                                              (DOLLARS IN
                                                               THOUSANDS)
Fair value of the RISA......................................      $111,558

ABS prepayment speed (monthly rate).........................          1.5%
Fair value after 10% adverse change.........................      $107,843
Fair value after 20% adverse change.........................      $103,574

Cumulative net credit losses (pool life rate)...............   6.1% - 7.6%
Fair value after 10% adverse change.........................      $103,880
Fair value after 20% adverse change.........................      $ 95,925

Discount rate (annual rate).................................        10.16%
Fair value after 10% adverse change.........................      $110,963
Fair value after 20% adverse change.........................      $109,810

     The following table sets forth the components of the RISA:

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             2000        1999         1998
                                                           --------    ---------    ---------
                                                                 (DOLLARS IN THOUSANDS)
Balance at the beginning of period.......................  $167,277    $ 171,230    $ 181,177
Additions................................................    19,240      111,767       91,914
Amortization.............................................   (75,958)    (111,752)    (103,610)
Change in unrealized gain/loss on RISA (1)...............       999       (3,968)       1,749
                                                           --------    ---------    ---------
Balance at end of period(2)..............................  $111,558    $ 167,277    $ 171,230
                                                           ========    =========    =========

---------------
(1) The change in unrealized gain/loss on RISA represents temporary changes in valuation including changes in the discount rate based on the current interest rate environment. Such amounts will not be realized unless the RISA is sold. Changes in prepayment and credit loss assumptions for the RISA are permanent in nature and impact the value of the RISA. Such permanent differences are immediately recognized in income as a component of retained interest income.

(2)There are no restrictions on the RISA.

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

     The following table summarizes certain cash flows received from and paid to securitization trusts on securitization transactions treated as sales:

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                          ------------------------------------
                                                            2000         1999          1998
                                                          --------    ----------    ----------
                                                                 (DOLLARS IN THOUSANDS)
Proceeds from new securitizations.......................  $660,000    $2,500,000    $1,885,000
Excess cash flows from trust............................   127,294       159,564        99,107
Servicing fees received.................................    41,767        46,847        37,180
Servicing advances......................................    36,422        56,332        50,549
Repayments on servicing advances........................    50,887        64,160        57,574

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

     Allowance For Credit Losses

     Our allowance for credit losses was $104 million at December 31, 2000 compared with $64.2 million at December 31, 1999. Management determines the amount of the allowance for credit losses based on a review of various quantitative and qualitative analyses. Quantitative analyses include the review of chargeoff trends by loan program and loan type on an owned and serviced basis; evaluation of cumulative loss curves on both a serviced and sold basis; evaluation of credit loss experience by credit tier and geographic location. Other quantitative analyses include the evaluation of the size of any particular asset group; the concentration of any credit tier; the level of non-performance and the percentage of delinquency.

     Qualitative analyses include trends in chargeoffs over various time periods and at various statistical midpoints and high points; the severity of depreciated values of repossessions or foreclosures; trends in the number of days repossessions are held in inventory; trends in the number of loan modifications; trends in delinquency roll rates; trends in deficiency balance collections both internally and from collection agencies; trends in custom scores and the effectiveness of our custom scores; and trends in the economy generally or in specific geographic locations. Despite these analyses, we recognize that establishing allowance for credit losses is not an exact science and can be highly judgmental in nature.

     The analysis of the adequacy of the allowance for credit losses is not only dependent upon effective quantitative and qualitative analyses, but also effective loan review and asset classification. We classify our assets in accordance with regulatory guidance. Our multifamily and commercial loan portfolios are evaluated individually while our single family and consumer portfolios are evaluated in pools. We classify our loan portfolios into five categories: Pass, Special Mention, Substandard, Doubtful and Loss. Based upon our asset classifications, we establish general and specific valuation allowances.

     General valuation allowances are established based on analysis of individual assets or asset pools and other qualitative factors. Specific valuation allowances are established based on analysis of individual assets or asset pools that are classified as Loss. General valuation allowances are determined by applying various factors to loan balances that are classified as Pass, Special Mention, Substandard or Doubtful. Specific valuation allowances represent loan amounts that are classified as Loss. Some assets may be split into more than one asset classification due to fair value or net realizable value calculations. This approach allows for enhanced analysis as it highlights the need for more allowance than would be generally allocated if held in one classification.

     Loss factors are determined by utilizing the quantitative analyses described above, as well as utilizing migration analysis and regulatory guidance. Nevertheless, the allowance for credit losses held by us is our best estimate of losses inherent in the portfolio as of the date reported.

     All loans that are 60 to 90 days delinquent are automatically classified as Special Mention. Real estate loans that are manifesting a weakness in performance are classified as Special Mention. Any loan that is 90 or more days delinquent is automatically classified as Substandard. Real estate loans that are manifesting a significant weakness in performance are also classified as Substandard. Any multifamily loan that is impaired is classified as Substandard. Any consumer loan where the borrower has filed for bankruptcy or any consumer loan where the vehicle has been repossessed by us and is subject to a redemption period is classified as Substandard, with the difference between the wholesale book value and loan balance classified as Loss.

     Based upon the process described above, we believe that our allowance for credit losses is currently adequate to cover probable losses in our loan portfolios that can be reasonably estimated. No single loan, borrower or series of such loans comprises a significant portion of the total portfolio. The allowance for credit losses is reduced by net chargeoffs as well as decreases in required allowances due to sales of loans and by lowering the level of required reserves based upon improved loan performance. The allowance for credit losses is increased by recording amounts to the provision for credit losses.

     The provision for credit losses was $82.1 million, $38.4 million and $19.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. Net chargeoffs were $42.3 million, $11.8 million, and $15.1 million for the same respective periods. The increase in the dollar amount of the allowance for credit losses and provision for credit losses is the result of a greater amount of automobile contracts held on balance sheet. The increase in the percentage of allowance to total loans at December 31, 1999 is the result of an increase in the amount of reserves on automobile contracts held for sale as $500 million of such contracts were used as collateral for the issuance of notes to a conduit facility in a transaction treated as a secured financing. In addition, another $540 million of contracts held for sale were expected to be placed in a securitization transaction in the first quarter of 2000 that would also be accounted for as a secured financing and, therefore, the contracts would remain on our balance sheet and higher levels of reserves would be required for probable losses that could be reasonably estimated. We applied a reserve factor that would be at a rate not less than our annualized loss experience on automobile contracts on a serviced basis.

     The decrease in the percentage of allowance to total loans at December 31, 2000 is the result of the reduction in the reserve factor used for all consumer loans. This reduction was the result of our analysis of improved overall credit quality of our automobile contract portfolio on both an owned and serviced basis. Credit loss experience for automobile contracts on a serviced basis declined from 2.13% in 1999 to 1.91% in 2000, a 10% reduction. Credit loss experience on a cumulative static pool loss basis also improved. This portends to improvements in credit loss experience on an owned basis as well. Nevertheless, the reserve factor that we applied was at a rate not less than our annualized loss experience of automobile contracts on a serviced basis experienced in 2000. We expect our owned loss experience to ultimately be equivalent to our serviced loss experience as more of our securitization transactions are accounted for as secured financings and as the average age of our owned portfolio continues to increase.

     Additionally, we reduced our reserves for multifamily loans as we continued to experience fewer foreclosures in this portfolio and as we have been able to resell such foreclosed property at better prices due to higher real estate values.

     The following table sets forth the activity in the allowance for credit losses:

                                          FOR THE YEAR ENDED DECEMBER 31,
                              --------------------------------------------------------
                                2000        1999        1998        1997        1996
                              --------    --------    --------    --------    --------
                                               (DOLLARS IN THOUSANDS)
Balance at beginning of
  period....................  $ 64,217    $ 37,660    $ 33,834    $ 40,211    $ 39,260
Chargeoffs:
  Mortgage loans............    (1,627)     (2,495)     (4,820)     (6,850)     (5,678)
  Consumer loans............   (55,499)    (18,787)    (14,885)    (15,956)    (15,580)
                              --------    --------    --------    --------    --------
                               (57,126)    (21,282)    (19,705)    (22,806)    (21,258)
Recoveries:
  Mortgage loans............        62       1,883         427          66       2,010
  Consumer loans............    14,720       7,556       4,144       4,303       5,158
                              --------    --------    --------    --------    --------
                                14,782       9,439       4,571       4,369       7,168
                              --------    --------    --------    --------    --------
Net chargeoffs..............   (42,344)    (11,843)    (15,134)    (18,437)    (14,090)
Provision for credit
  losses....................    82,133      38,400      18,960      12,851      13,571
Business acquisition(1).....                                          (791)      1,470
                              --------    --------    --------    --------    --------
Balance at end of period....  $104,006    $ 64,217    $ 37,660    $ 33,834    $ 40,211
                              ========    ========    ========    ========    ========
Ratio of net chargeoffs
  during the period to
  average loans outstanding
  during the period(2)......      1.27%       0.72%       0.79%      0.93%       0.79%

---------------
(1) Adjustments related to the acquisition of The Hammond Company and its subsidiaries.

(2)The increase in the ratio of net chargeoffs during the period to average loans outstanding in 2000 is the result of the increase in the average age of our owned portfolio resulting from a higher level of automobile contracts held on the balance sheet as our securitization transactions were predominately accounted for as secured financings.

     The allowance for credit losses by loan category was as follows:

                                                                         DECEMBER 31,
                              ---------------------------------------------------------------------------------------------------
                                                    2000                                               1999
                              ------------------------------------------------   ------------------------------------------------
                                            LOANS IN                                           LOANS IN
                                              EACH                                               EACH
                                            CATEGORY                 ALLOWANCE                 CATEGORY                 ALLOWANCE
                                 LOAN       AS A % OF                 AS A %        LOAN       AS A % OF                 AS A %
                               BALANCE     TOTAL LOANS   ALLOWANCE   OF LOANS     BALANCE     TOTAL LOANS   ALLOWANCE   OF LOANS
                              ----------   -----------   ---------   ---------   ----------   -----------   ---------   ---------
                                                                    (DOLLARS IN THOUSANDS)
Consumer loans held for
  sale......................                                                     $1,432,644       65.7%      $31,936       2.2%
Consumer loans..............  $4,309,036       87.6%     $ 83,501       1.9%         84,025        3.8         8,403      10.0
Single family residential...     230,854        4.7         8,969       3.9         285,203       13.1         7,265       2.6
Multifamily residential.....     276,577        5.6         7,510       2.7         313,099       14.3        13,760       4.4
Commercial loans............     107,586        2.1         4,026       3.7          66,927        3.1         2,853       4.3
                              ----------      -----      --------       ---      ----------      -----       -------      ----
                              $4,924,053      100.0%     $104,006       2.1%     $2,181,898      100.0%      $64,217       2.9%
                              ==========      =====      ========       ===      ==========      =====       =======      ====

                                                                         DECEMBER 31,
                              ---------------------------------------------------------------------------------------------------
                                                    1998                                               1997
                              ------------------------------------------------   ------------------------------------------------
                                            LOANS IN                                           LOANS IN
                                              EACH                                               EACH
                                            CATEGORY                 ALLOWANCE                 CATEGORY                 ALLOWANCE
                                 LOAN       AS A % OF                 AS A %        LOAN       AS A % OF                 AS A %
                               BALANCE     TOTAL LOANS   ALLOWANCE   OF LOANS     BALANCE     TOTAL LOANS   ALLOWANCE   OF LOANS
                              ----------   -----------   ---------   ---------   ----------   -----------   ---------   ---------
                                                                    (DOLLARS IN THOUSANDS)
Consumer loans held for
  sale......................  $  856,871       43.0%      $ 6,357       0.7%     $  247,637       13.2%      $ 1,696       0.7%
Consumer loans..............      76,139        3.8         7,614      10.0          50,913        2.7         5,091      10.0
Single family residential...     647,376       32.4         5,881       0.9       1,118,711       59.8         8,952       0.8
Multifamily residential.....     359,557       18.0        15,467       4.3         418,243       22.3        16,111       3.9
Commercial loans............      52,940        2.8         2,341       4.4          37,314        2.0         1,984       5.3
                              ----------      -----       -------       ---      ----------      -----       -------      ----
                              $1,992,883      100.0%      $37,660       1.9%     $1,872,818      100.0%      $33,834       1.8%
                              ==========      =====       =======       ===      ==========      =====       =======      ====

                                                                    DECEMBER 31, 1996
                                                 --------------------------------------------------------
                                                                LOANS IN
                                                                  EACH
                                                              CATEGORY AS
                                                    LOAN      A % OF TOTAL               ALLOWANCE AS A %
                                                  BALANCE        LOANS       ALLOWANCE       OF LOANS
                                                 ----------   ------------   ---------   ----------------
                                                                  (DOLLARS IN THOUSANDS)
Consumer loans held for sale...................  $  236,514       13.6%       $ 2,203           0.9%
Consumer loans.................................      54,455        3.1          5,445          10.0
Single family residential......................     968,947       56.0         12,321           1.3
Multifamily residential........................     463,822       26.8         20,242           4.4
Commercial loans...............................       7,680        0.5                          0.0
                                                 ----------      -----        -------          ----
                                                 $1,731,418      100.0%       $40,211           2.3%
                                                 ==========      =====        =======          ====

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

     The following table presents summarized data relative to the allowances for loan and real estate losses at the dates indicated:

                                                    2000         1999         1998         1997         1996
                                                 ----------   ----------   ----------   ----------   ----------
                                                                     (DOLLARS IN THOUSANDS)
Total loans(1).................................  $4,924,053   $2,181,898   $1,992,833   $1,872,818   $1,731,418
Allowance for credit losses....................     104,006       64,217       37,660       33,834       40,211
Allowance for real estate owned losses.........         250          784          784          784          784
Loans past due 60 days or more.................      37,911       17,514       16,365       17,312       19,546
Nonperforming loans(2).........................       9,414       11,279       12,227       19,785       20,939
Nonperforming assets(3)........................      14,933       14,034       18,088       27,552       33,693
Allowance for credit losses as a percent of:
  Total loans..................................         2.1%         2.9%         1.9%         1.8%         2.3%
  Loans past due 60 days or more...............       274.3        366.7        230.1        195.4        205.7
  Nonperforming loans..........................     1,104.8        569.4        308.0        171.0        192.0
Total allowance for credit losses and REO
  losses as a percent of nonperforming
  assets.......................................       698.2%       463.2%       212.5%       125.6%       121.7%
Nonperforming loans as a percent of total
  loans........................................         0.2%         0.5%         0.6%         1.1%         1.2%
Nonperforming assets as a percent of total
  assets.......................................         0.2%         0.3%         0.5%         0.7%         1.0%

---------------
(1)Loans net of unearned interest and undisbursed loan proceeds.

(2)All nonperforming loans are on nonaccrual.

(3)Nonperforming loans, real estate owned and repossessed vehicles.

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

     The following table summarizes our average certificate and money market accounts outstanding:

                                                                   FOR THE YEAR ENDED
                                                                      DECEMBER 31,
                                                         --------------------------------------
                                                            2000          1999          1998
                                                         ----------    ----------    ----------
                                                                 (DOLLARS IN THOUSANDS)
Average certificate accounts outstanding...............  $1,524,232    $1,568,514    $1,745,179
Average interest rate paid on certificate accounts.....        5.96%         5.24%         5.60%
Average money market accounts outstanding..............  $  788,603    $  473,334    $  192,030
Average interest rate paid on money market accounts....        5.35%         4.81%         4.82%

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

     You are cautioned not to place undue reliance on our forward-looking statements. You should carefully review the factors referred to above and other documents we file from time to time with the Securities and Exchange Commission, including our quarterly reports on Form 10-Q and our annual reports on Form 10-K.

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

     The Asset/Liability Committee closely monitors interest rate and prepayment risks and recommends policies for managing such risks. The primary measurement tool for evaluating this risk is the use of interest rate shock analysis. This analysis simulates the effects of an instantaneous and sustained change in interest rates (in increments of 100 basis points) on our assets and liabilities and measures the resulting increase or decrease to our net portfolio value, also known as NPV. NPV is the discounted value of the future cash flows (or 'paths' of cash flows in the presence of options based on volatility assumptions and an arbitrage free Monte Carlo simulation method to achieve the current market price) of all assets minus all liabilities whose value is effected by interest rates changes plus the book value of non-interest rate sensitive assets minus the book value of non-interest rate sensitive liabilities. The NPV ratio is ratio of the NPV to the market value of our assets as calculated above. In general, an increase in interest rates would more adversely affect our NPV than would a decrease in interest rates.

     The following table summarizes our NPV sensitivity analysis at December 31, 2000 based on guidance from the OTS:

            CHANGES IN INTEREST RATES               NPV RATIO
            -------------------------               ---------
+200 basis points.................................    10.23%
Base Case.........................................    10.70%
-200 basis points.................................     9.66%

     Another important measurement of our interest rate risk is 'GAP' analysis. GAP is defined as the difference between the amount of interest sensitive assets that reprice versus the amount of interest sensitive liabilities that also reprice within a defined period of time. We have more interest sensitive liabilities rather than assets repricing in shorter term maturity buckets and more interest sensitive assets rather than liabilities repricing in longer term maturity buckets.

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

     (b) REPORT ON FORM 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WESTCORP

Dated: April 23, 2001                     By:      /s/ ERNEST S. RADY
                                            ------------------------------------
                                                       Ernest S. Rady
                                                 Chairman of the Board and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following on behalf of the registrant in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                      DATE
                      ---------                                    -----                      ----

                 /s/ ERNEST S. RADY                      Chairman of the Board and       April 23, 2001
-----------------------------------------------------     Chief Executive Officer
                   Ernest S. Rady

                /s/ JUDITH M. BARWICK                             Director               April 23, 2001
-----------------------------------------------------
                  Judith M. Barwick

                /s/ ROBERT T. BARNUM                              Director               April 23, 2001
-----------------------------------------------------
                  Robert T. Barnum

                /s/ STANLEY E. FOSTER                             Director               April 23, 2001
-----------------------------------------------------
                  Stanley E. Foster

                 /s/ HOWARD R. REESE                              Director               April 23, 2001
-----------------------------------------------------
                   Howard R. Reese

               /s/ CHARLES E. SCRIBNER                            Director               April 23, 2001
-----------------------------------------------------
                 Charles E. Scribner

                 /s/ LEE A. WHATCOTT                      Executive Vice President       April 23, 2001
-----------------------------------------------------     (Principal Financial and
                   Lee A. Whatcott                     Accounting Officer) and Chief
                                                             Financial Officer

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

                                          ERNST & YOUNG LLP

Los Angeles, California
January 22, 2001

                           WESTCORP AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
ASSETS
Cash........................................................  $   61,543    $   33,645
Interest bearing deposits with other financial
  institutions..............................................         720           720
Other short-term investments................................      66,500       137,000
                                                              ----------    ----------
  Cash and due from banks...................................     128,763       171,365
Investment securities available for sale....................      10,734        10,111
Mortgage-backed securities available for sale...............   2,230,448     1,431,376
Loans held for sale.........................................                 1,469,741
Loans receivable............................................   4,924,053       712,157
Allowance for credit losses.................................    (104,006)      (64,217)
                                                              ----------    ----------
  Loans receivable, net.....................................   4,820,047     2,117,681
Amounts due from trusts.....................................     357,051       439,022
Retained interest in securitized assets.....................     111,558       167,277
Premises and equipment, net.................................      83,991        84,989
Other assets................................................     125,318        76,953
                                                              ----------    ----------
          TOTAL ASSETS......................................  $7,867,910    $4,498,774
                                                              ==========    ==========

LIABILITIES
Deposits....................................................  $2,478,487    $2,212,309
Notes payable on automobile secured financing...............   3,473,377       461,104
Securities sold under agreements to repurchase..............     178,821       249,675
Federal Home Loan Bank advances.............................     409,570       240,744
Amounts held on behalf of trustee...........................     494,858       687,274
Notes payable...............................................      27,802         8,482
Subordinated debentures.....................................     189,962       199,298
Other liabilities...........................................      71,221        59,140
                                                              ----------    ----------
          TOTAL LIABILITIES.................................   7,324,098     4,118,026

Minority interest...........................................      56,644        28,030

SHAREHOLDERS' EQUITY
Common stock (par value $1.00 per share; authorized
  45,000,000 shares; issued and outstanding 31,931,826
  shares in 2000 and 26,597,344 shares in 1999).............      31,932        26,597
Paid-in capital.............................................     246,889       190,137
Retained earnings...........................................     223,163       157,465
Accumulated other comprehensive loss, net of tax............     (14,816)      (21,481)
                                                              ----------    ----------
          TOTAL SHAREHOLDERS' EQUITY........................     487,168       352,718
                                                              ----------    ----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........  $7,867,910    $4,498,774
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                           WESTCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------
                                                                  2000              1999              1998
                                                              ------------      ------------      ------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income:
  Loans, including fees.....................................  $   439,336       $   195,373       $   191,805
  Mortgage-backed securities................................      128,231            87,631            65,039
  Investment securities.....................................          535             1,607             6,070
  Other.....................................................       15,719            13,005             9,252
                                                              -----------       -----------       -----------
        TOTAL INTEREST INCOME...............................      583,821           297,616           272,166
Interest expense:
  Deposits..................................................      133,610           106,067           109,004
  Federal Home Loan Bank advances and other borrowings......      152,094            28,140            34,707
  Securities sold under agreements to repurchase............       27,950            19,102            18,639
                                                              -----------       -----------       -----------
        TOTAL INTEREST EXPENSE..............................      313,654           153,309           162,350
                                                              -----------       -----------       -----------
NET INTEREST INCOME.........................................      270,167           144,307           109,816
Provision for credit losses.................................       82,133            38,400            18,960
                                                              -----------       -----------       -----------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES.......      188,034           105,907            90,856
Noninterest income:
  Automobile lending........................................      158,701           188,706            99,123
  Mortgage banking..........................................        6,856             6,047            14,230
  Investment and mortgage-backed securities gains...........                          1,308             7,602
  Insurance income..........................................        6,984             6,126             5,713
  Miscellaneous.............................................        5,102             7,819             1,986
                                                              -----------       -----------       -----------
        TOTAL NONINTEREST INCOME............................      177,643           210,006           128,654
Noninterest expenses:
  Salaries and associate benefits...........................      131,895           129,582           134,666
  Credit and collections....................................       21,150            21,833            22,277
  Data processing...........................................       16,931            15,108            14,376
  Occupancy.................................................       12,495            12,751            14,531
  Telephone.................................................        5,868             6,660             9,787
  Miscellaneous.............................................       32,852            31,503            34,116
  Restructuring charge......................................                                           18,000
                                                              -----------       -----------       -----------
        TOTAL NONINTEREST EXPENSES..........................      221,191           217,437           247,753
                                                              -----------       -----------       -----------
INCOME (LOSS) BEFORE INCOME TAX (BENEFIT)...................      144,486            98,476           (28,243)
Income tax (benefit)........................................       58,132            41,460           (11,330)
                                                              -----------       -----------       -----------
INCOME (LOSS) BEFORE MINORITY INTEREST......................       86,354            57,016           (16,913)
Minority interest in earnings (loss) of subsidiaries........       11,852             6,522            (2,216)
                                                              -----------       -----------       -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.....................       74,502            50,494           (14,697)
Extraordinary gain from early extinguishment of debt (net of
  income tax of $175 in 2000 and $1,546 in 1999)............          241             2,132
                                                              -----------       -----------       -----------
NET INCOME (LOSS)...........................................  $    74,743       $    52,626       $   (14,697)
                                                              ===========       ===========       ===========
Net income (loss) per common share -- basic:
  Income (loss) before extraordinary item...................  $      2.53       $      1.91       $     (0.56)
  Extraordinary item........................................         0.01              0.08
                                                              -----------       -----------       -----------
  Net income (loss).........................................  $      2.54       $      1.99       $     (0.56)
                                                              ===========       ===========       ===========
Net income (loss) per common share -- diluted:
  Income (loss) before extraordinary item...................  $      2.52       $      1.91       $     (0.56)
  Extraordinary item........................................         0.01              0.08
                                                              -----------       -----------       -----------
  Net income (loss).........................................  $      2.53       $      1.99       $     (0.56)
                                                              ===========       ===========       ===========
Weighted average number of common shares outstanding:
  Basic.....................................................   29,494,497        26,503,796        26,305,117
                                                              ===========       ===========       ===========
  Diluted...................................................   29,525,677        26,505,128        26,305,117
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

                           WESTCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                 2000           1999           1998
                                                              -----------    -----------    -----------
                                                                       (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES

Net income (loss)...........................................  $    74,743    $    52,626    $   (14,697)
Adjustments to reconcile net income (loss) to net cash (used
  in) provided by operating activities:
  Loans held for sale:
    Origination of loans....................................                  (3,655,583)    (5,105,352)
    Proceeds from contract sales............................      660,000      2,500,000      1,885,000
    Proceeds from sale of mortgage loans....................        3,394        502,157      2,884,073
    Loan payments and payoffs...............................                     624,314        615,391
  Provision for credit losses...............................       82,133         38,400         18,960
  Depreciation and amortization.............................       16,845         16,306         31,629
  Amortization of retained interest in securitized assets...       75,957        111,752        103,610
  (Increase) decrease in other assets.......................      (46,718)        18,817         10,534
  Increase (decrease) in other liabilities..................       12,081         (6,215)         2,801
  Other, net................................................       11,490             62         (9,682)
                                                              -----------    -----------    -----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES.........      889,925        202,636        422,267

INVESTING ACTIVITIES
Loans receivable:
  Origination of loans......................................   (4,531,581)      (214,401)      (453,646)
  Loan payments and payoffs.................................    1,078,293         36,616         54,682
Investment securities available for sale:
  Purchases.................................................       (2,194)          (244)       (44,581)
  Proceeds from sale........................................                      75,470         10,460
  Proceeds from maturities..................................                          25         81,538
Mortgage-backed securities:
  Purchases.................................................     (960,876)      (844,300)      (620,328)
  Proceeds from sale........................................           17        109,726        365,990
  Payments received.........................................      168,433        238,515        212,823
Increase in retained interest in securitized assets.........      (19,240)      (111,766)       (91,914)
Decrease (increase) in amounts due from trusts..............       81,971       (106,290)       (37,609)
Purchase of premises and equipment..........................      (11,608)       (24,529)       (23,281)
                                                              -----------    -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES.......................   (4,196,785)      (841,178)      (545,866)

FINANCING ACTIVITIES
Increase in deposits........................................      266,178         33,574        177,839
Decrease in securities sold under agreements to
  repurchase................................................      (70,854)       (15,969)       (21,427)
Proceeds from notes payable on automobile secured
  financing.................................................    3,867,220        500,000
Payments on notes payable on automobile secured financing...     (854,947)       (38,896)
Increase (decrease) in notes payable........................       19,320         (5,945)      (177,453)
(Decrease) increase in amounts held on behalf of trustee....     (192,416)       159,182         39,438
Increase in FHLB Advances...................................      168,826         79,890         75,882
Decrease in subordinated debentures.........................       (8,608)       (35,903)
Proceeds from issuance of common stock......................       55,684
Cash dividends..............................................       (9,045)        (5,299)        (6,592)
Proceeds from issuance of subsidiary common stock...........       22,900
Other, net..................................................                       1,519          2,536
                                                              -----------    -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................    3,264,258        672,153         90,223
                                                              -----------    -----------    -----------
(DECREASE ) INCREASE IN CASH AND CASH EQUIVALENTS...........      (42,602)        33,611        (33,376)
Cash and cash equivalents at beginning of year..............      171,365        137,754        171,130
                                                              -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $   128,763    $   171,365    $   137,754
                                                              ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
  Interest..................................................  $   286,306    $   152,987    $   160,630
  Income taxes..............................................       91,345         47,392          1,832
SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:
Acquisition of real estate acquired through foreclosure.....        5,396          6,038         15,414

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

  Securitization Transactions

     Automobile contract asset-backed securitization transactions are treated as either sales or secured financings for accounting purposes depending upon the securitization structure. Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, also known as SFAS No. 125, defines the criteria used to evaluate the securitization structure in determining the proper accounting treatment. These criteria pertain to whether or not the transferor

                           WESTCORP AND SUBSIDIARIES
has surrendered control over the transferred assets. If a securitization transaction meets all the criteria defined in SFAS No. 125, then the transaction is required to be treated as a sale. If any one of the criteria is not met, then the transaction is required to be treated as a secured financing. Our recent securitization transactions give us the right to repurchase the remaining contracts in the pool once the balance of such contracts is equal to or less than 20% of the original pool balance. With this right, we effectively maintain control over these assets and, therefore, are required to treat these transactions as secured financings. Our older securitization transactions did not give us this right and, therefore, were required to be treated as sales.

     For automobile contract securitization transactions treated as sales, we record a non-cash gain equal to the present value of the estimated future cash flows on a cash out basis, net of the write-off of dealer participation and gains or losses on hedges. We determine whether or not we must record a servicing asset or liability by estimating future servicing revenues, including servicing fees, late charges, other ancillary income, and float benefit, less the actual cost to service the loans. In determining the fair value of our retained interest in securitized assets, also known as RISA, we evaluate the cost basis of automobile contracts relative to the fair value of such contracts and the fair value of the RISA recorded. The RISA is capitalized and amortized over the expected life of the underlying contracts. Net interest income and servicing fees earned on these contracts are recognized over the life of the securitization transactions as contractual servicing income, retained interest income and other fee income. The amortization of the RISA is calculated so as to recognize retained interest income on an effective yield basis. These amounts are reported as automobile lending income on our Consolidated Statements of Operations.

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

     The excess cash flows generated by securitized contracts are deposited into spread accounts by the trustee under the terms of the securitization transactions. In addition, we advance additional monies to initially fund these spread accounts. For securitization transactions treated as sales, amounts due to us held in the spread accounts and servicing income earned by us for which we have not yet received repayment from the trust are reported as amounts due from trust on our Consolidated Statements of Financial Condition. These amounts are valued using the cash out method.

     As servicer of these contracts, we hold and remit funds collected from the borrowers on behalf of the trustee pursuant to reinvestment contracts that we have entered into. For securitization transactions treated as sales, these amounts are reported as amounts held on behalf of trustee on our Consolidated Statements of Financial Condition.

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

  Loans Held for Sale

     Loans held for sale are stated at the lower of aggregate amortized cost or market. The carrying amount of the specific loan pools sold is used to compute gains or losses. Market value is based on prevailing market

                           WESTCORP AND SUBSIDIARIES
quotes for real estate loans and discounted cash flow calculations for consumer loans, which approximates the amount realized upon the securitization of the consumer contracts.

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

  Mortgage Banking Income

     Mortgage banking income consists primarily of gain on sale of mortgage loans and mortgage servicing rights and other mortgage servicing related fee income. Historically, we originated mortgage loans and sold the loans to investors on either a servicing rights retained or servicing rights released basis. When we sold a mortgage loan with servicing rights retained, we would record a gain related only to the sale of the loan. Conversely, when we sold a mortgage loan with servicing rights released, we would record a gain related to the value of the loan and the value of the servicing rights.

     Gain on sale of mortgage loans represented the difference between the allocated cost basis of loans sold and the proceeds from sale, which included the carrying value of capitalized servicing rights, also known as CSRs, created as a result of the sale. The carrying value of the CSRs represented an allocation of the cost basis of loans sold between the CSRs and the loans based upon their relative fair value at the date the loans were originated or purchased. The fair value of CSRs was calculated by estimating future servicing revenues, including servicing fees, late charges, other ancillary income, and float benefit, less the actual costs to service loans. The amortization of the CSRs was a component of mortgage banking income over the period of, and in proportion to, the expected repayment term of the underlying loans. CSRs were evaluated for impairment based on the excess of the carrying amount of the CSRs over their fair value.

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

                           WESTCORP AND SUBSIDIARIES

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

                           WESTCORP AND SUBSIDIARIES

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

     To protect against potential changes in interest rates affecting interest payments on future securitization transactions to be accounted for as secured financings, we enter into various hedge agreements. As part of the adoption of FASB's new guidance, gains and losses on these agreements will be deferred in other comprehensive income until the completion of the securitization transaction. Once the transaction is complete, this deferred amount will be amortized into earnings over the duration of the secured financing. We adopted FASB's new guidance on January 1, 2001 and recorded a cumulative effect adjustment to other comprehensive income of $4.8 million, net of income tax, which represents the deferred loss on such hedge agreements outstanding at January 1, 2001. However, we do not expect that the adoption of FASB's new guidance for these agreements will have a material effect on our earnings.

     To protect against market value changes on our MBS portfolio, we enter into various hedge agreements. As part of the adoption of FASB's new guidance, we will redesignate these existing agreements from fair value hedges on our MBS portfolio to cash flow hedges that will protect against potential changes in interest rates affecting interest payments on future deposits gathered by us and future securities sold under agreements to repurchase. It is our policy to present these hedge agreements on a gross basis on our Consolidated Statements of Financial Condition, if applicable. As a result of this redesignation, we will reclassify the market value of these derivatives from mortgage-backed securities available for sale to a separate asset or liability designation depending upon the nature of these instruments. In conjunction with this redesignation, we will record a transition adjustment to earnings for the $33.7 million unrealized loss on these derivatives offset by an equal amount of unrealized gain on our MBS portfolio. The implementation of FASB's new guidance for these derivatives will not have a material effect on our earnings or comprehensive income.

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

     We have provided for probable losses which can be reasonably estimated that may occur as a result of our recourse obligations. The amount reserved for probable losses on recourse obligations totaled $0.8 million and $1.1 million at December 31, 2000 and 1999, respectively. The amount of reserves held was determined based upon historical experience of losses on repurchased loans.

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

     The following table presents the balance of impaired loans and the impairment allowance related to impaired loans:

                                                       DECEMBER 31,
                                                     ----------------
                                                      2000      1999
                                                     ------    ------
                                                       (DOLLARS IN
                                                        THOUSANDS)
Recorded investment................................            $5,192
Less: impairment allowance.........................             1,275
                                                     ------    ------
                                                               $3,917
                                                     ======    ======

     For the years ended December 31, 2000 and 1999, average impaired loans were $2.0 million and $4.0 million, respectively.

                           WESTCORP AND SUBSIDIARIES

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

                           WESTCORP AND SUBSIDIARIES

     At December 31, 2000, key economic assumptions and the sensitivity of the current fair value of the RISA to immediate 10% and 20% adverse changes in assumed economics were as follows:

                                                              DECEMBER 31,
                                                                  2000
                                                              ------------
                                                              (DOLLARS IN
                                                               THOUSANDS)
Fair value of the RISA......................................      $111,558

ABS Prepayment speed (monthly rate).........................          1.5%
Fair value after 10% adverse change.........................      $107,843
Fair value after 20% adverse change.........................      $103,574

Cumulative net credit losses (pool life rate)...............   6.1% - 7.6%
Fair value after 10% adverse change.........................      $103,880
Fair value after 20% adverse change.........................       $95,925

Discount rate (annual rate).................................        10.16%
Fair value after 10% adverse change.........................      $110,963
Fair value after 20% adverse change.........................      $109,810

     The following table presents the activity of the RISA:

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                   ----------------------------------
                                                     2000        1999         1998
                                                   --------    ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
Balance at beginning of period...................  $167,277    $ 171,230    $ 181,177
Additions........................................    19,240      111,767       91,914
Amortization.....................................   (75,958)    (111,752)    (103,610)
Change in unrealized gain/loss on RISA(1)........       999       (3,968)       1,749
                                                   --------    ---------    ---------
Balance at end of period(2)......................  $111,558    $ 167,277    $ 171,230
                                                   ========    =========    =========

---------------
(1) The change in unrealized gain/loss on RISA represents temporary changes in valuation including changes in the discount rate based on the current interest rate environment. Such amounts will not be realized unless the RISA is sold. Changes in prepayment and credit loss assumptions for the RISA are permanent in nature and impact the value of the RISA. Such permanent differences are immediately recognized in income as a component of retained interest income.

(2)There are no restrictions on the RISA.

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

                           WESTCORP AND SUBSIDIARIES

     The following table summarizes certain cash flows received from and paid to securitization trusts on securitization transactions treated as sales:

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                  ------------------------------------
                                                    2000         1999          1998
                                                  --------    ----------    ----------
                                                         (DOLLARS IN THOUSANDS)
Proceeds from new securitizations...............  $660,000    $2,500,000    $1,885,000
Excess cash flows from trust....................   127,294       159,564        99,107
Servicing fees received.........................    41,767        46,847        37,180
Servicing advances..............................    36,422        56,332        50,549
Repayments on servicing advances................    50,887        64,160        57,574

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

     At December 31, 2000, the stated maturities of our notes payable on automobile secured financing and their weighted average interest rates were as follows:

                                                    (DOLLARS       WEIGHED AVERAGE
                                                  IN THOUSANDS)     INTEREST RATE
                                                  -------------    ---------------
2001............................................   $  336,257           6.77%
2002............................................
2003............................................      959,602           7.08
2004............................................      487,515           7.57
2005............................................      819,764           6.97
Thereafter......................................      870,239           7.28
                                                   ----------           ----
                                                   $3,473,377           7.14%
                                                   ==========           ====

     We enter into swap agreements in order to hedge our future interest payments on notes payable on automobile secured financings. We settle such financial instruments at the time we close these securitization transactions and receive or pay cash equal to the gain or loss on these instruments. Therefore, the total interest payment cash flows on these notes are adjusted at such time.

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

NOTE 13 -- SHORT-TERM BORROWINGS

     We have a line of credit with a bank which has a maximum availability of $30.0 million. The line of credit has an interest rate tied to the FHLB Reference Rate. The weighted average interest rate was 8.3%, 6.8%, and 6.6% for the years ended December 31, 2000, 1999, and 1998, respectively. There was $22.3 million and $2.5 million outstanding at December 31, 2000 and 1999, respectively. Interest expense totaled $1.3 million, $0.3 million, and $0.7 million for the years ended December 31, 2000, 1999, and 1998, respectively.

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

                           WESTCORP AND SUBSIDIARIES

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

NOTE 17 -- EMPLOYEE STOCK OWNERSHIP AND SALARY SAVINGS PLAN

     We have an Employee Stock Ownership and Salary Savings Plan, also known as the Plan, which covers essentially all full-time associates who have completed six months of service. Contributions to the Plan are discretionary and determined by our Board of Directors within limits set forth under the Employee Retirement Income Security Act of 1974. Contributions are allocated to the associate's account based upon years of service and annual compensation.

     All shares purchased by the Plan are immediately allocated to associates who participate in the Plan. As of December 31, 2000, the Plan held 1,283,504 shares of our common stock. All Plan shares are considered outstanding for purposes of calculating our earnings per share. Compensation expense related to the Plan totaled $8.0 million, $7.0 million and $0.8 million in 2000, 1999 and 1998, respectively.

     We have an Executive Deferral Plan, also known as the EDP, for a select group of our management or highly compensated associates as determined by our Board of Directors. The EDP is designed to allow participants to defer a portion of their compensation on a pre-tax basis and earn tax-deferred interest on these deferrals. The EDP also provides for us to match portions of the amounts contributed by our associates at the discretion of our Board of Directors. For the year ended December 31, 2000, expense related to the EDP

                           WESTCORP AND SUBSIDIARIES
totaled $528 thousand compared with $621 thousand and $855 thousand for the years ended December 31, 1999 and 1998, respectively.

     We have entered into a Long Term Incentive Plan, which provides additional cash incentive payments to certain key executive officers under certain conditions in 2005. We have expensed $0.9 million in 2000 related to this plan.

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

     Options outstanding and exercisable at December 31, 2000 were as follows:

                                OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                 -------------------------------------------------   ------------------------------
   RANGE OF        NUMBER      WEIGHTED AVERAGE   WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
EXERCISE PRICES  OUTSTANDING    REMAINING LIFE     EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
---------------  -----------   ----------------   ----------------   -----------   ----------------
$ 9.00 - 10.00       5,500           4.62              $ 9.94            1,500          $ 9.94
$12.00 - 13.00     454,015           5.00               12.62          250,673           12.61
$13.00 - 14.00     348,500           6.15               13.25
$15.00 - 16.00       3,500           6.86               15.25
$17.00 - 18.00       4,200           2.58               17.13            4,200           17.13
$18.00 - 19.00       5,000           3.83               18.69            3,750           18.69
--------------     -------           ----              ------          -------          ------
$ 9.00 - 19.00     820,715           5.47              $12.94          260,123          $12.76
==============     =======           ====              ======          =======          ======

                           WESTCORP AND SUBSIDIARIES

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

                                                                        WEIGHTED AVERAGE
                                                             SHARES      EXERCISE PRICE
                                                            --------    ----------------
Outstanding at January 1, 1998............................   983,157         $15.07
  Granted.................................................   355,221          12.37
  Exercised...............................................  (118,905)          8.52
  Cancelled...............................................  (728,609)         17.09
                                                            --------         ------
Outstanding at December 31, 1998..........................   490,864          11.73
  Granted.................................................   270,545          12.82
  Exercised...............................................  (122,530)          8.58
  Cancelled...............................................  (105,060)         12.98
                                                            --------         ------
Outstanding at December 31, 1999..........................   533,819          12.76
  Granted.................................................   363,500          13.27
  Exercised...............................................   (15,013)         12.10
  Cancelled...............................................   (61,591)         12.78
                                                            --------         ------
Outstanding at December 31, 2000..........................   820,715         $12.94
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

NOTE 19 -- DIVIDENDS

     We paid cash dividends of $0.30, $0.20 and $0.25 per share for the years ended December 31, 2000, 1999 and 1998, respectively. On December 14, 2000, we declared a cash dividend of $0.10 per share for shareholders of record as of February 1, 2001, which was paid on February 15, 2001. There are no restrictions on the payment of dividends by Westcorp.

     Our wholly owned subsidiary, the Bank, is restricted by regulation and by the indenture relating to the subordinated debentures as to the amount of funds which can be transferred to us in the form of dividends. Under the most restrictive of these terms, on December 31, 2000, the Bank's restricted shareholder's equity totaled $375 million with a maximum dividend of $87 million.

     The Bank must notify the OTS of its intent to declare cash dividends 30 days before declaration and may not pay a dividend or make a loan to us for any purpose to the extent we engage in any activities not permitted for a bank holding company.

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

                           WESTCORP AND SUBSIDIARIES

NOTE 24 -- FINANCIAL INSTRUMENT AGREEMENTS

     We use financial instrument agreements to minimize our exposure to interest rate risk. We have entered into or committed to interest rate swaps and interest rate caps as hedges against market value changes in designated portions of our MBS portfolio. The fair value of these agreements moves inversely to the fair value of the MBS portfolio in response to changes in interest rates. Therefore, gains or losses on these agreements serve to offset gains or losses on the MBS portfolio. We also enter into swap agreements and forward agreements to protect against potential changes in interest rates affecting interest payments on future securitization transactions. The market value of these hedge agreements responds inversely to changes in interest rates. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the hedge transaction. Our portfolio of such agreements consisted of the following:

                                                         DECEMBER 31, 2000
                                                      ------------------------
                                                       NOTIONAL        CREDIT
                                                        AMOUNT        EXPOSURE
                                                      ----------      --------
                                                       (DOLLARS IN THOUSANDS)
Interest rate swaps.................................  $  674,500
Interest rate caps..................................     500,000       $4,278
Swap agreements.....................................     795,000
                                                      ----------       ------
                                                      $1,969,500       $4,278
                                                      ==========       ======

                                                         DECEMBER 31, 1999
                                                      ------------------------
                                                       NOTIONAL        CREDIT
                                                        AMOUNT        EXPOSURE
                                                      ----------      --------
                                                       (DOLLARS IN THOUSANDS)
Interest rate swaps.................................  $  324,500      $23,962
Interest rate caps..................................     440,000       13,192
Forward agreements..................................   1,600,000
                                                      ----------      -------
                                                      $2,364,500      $37,154
                                                      ==========      =======

     Notional amounts do not represent amounts exchanged by parties and, thus, are not a measure of our exposure to loss through our use of these agreements. The amounts exchanged are determined by reference to the notional amounts and the other terms of the agreements.

     Our interest rate swaps consist of agreements with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional amount and a specified index. We pay a fixed interest rate and receive a floating interest rate on all of our interest rate swaps. At December 31, 2000 and 1999, the terms of our interest rate swaps were to pay a weighted average fixed rate of 6.6% and 5.9% in each year, and to receive a weighted average variable rate of 6.7% and 6.1%, respectively, with expiration dates ranging from 2002 to 2009 with no collateral requirements. Variable interest rates may change in the future.

     The interest rate cap agreements have strike rates from 6.0% to 8.0% with expiration dates ranging from 2001 to 2008 at December 31, 2000 and strike rates from 6.0% to 7.5% with expiration dates ranging from 2001 to 2004 at December 31, 1999.

     Our hedging strategy for our loan production has historically included the use of forward agreements and swap agreements. We have entered into these agreements in numbers and amounts which have generally corresponded to the principal amount of the sale and/or securitization transactions. Gains and losses relative to these agreements are deferred and either recognized in full as an adjustment to the gain or loss on the sale of the loans if the securitization transaction is treated as a sale or amortized on a level yield basis over the duration of the securities issued if the transaction is treated as a secured financing. At December 31, 2000,

                           WESTCORP AND SUBSIDIARIES
we held swap agreements with an implied notional amount of $795 million. At December 31, 1999, we held forward agreements with a notional amount outstanding of $1.6 billion.

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