Form 10-Q
period 2001-03-31
WESTCORP /CA/
filed 2001-05-15
CIK 813461

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    (Mark One)

       [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of April 30, 2001, the registrant had 31,973,160 outstanding shares of common stock, $1.00 par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 33.

                            WESTCORP AND SUBSIDIARIES

                                    FORM 10-Q

                                 MARCH 31, 2001

                                TABLE OF CONTENTS

                                 --------------


                                                                                    Page No.
                                                                                    --------
PART I.        FINANCIAL INFORMATION

   Item 1.     Financial Statements

               Consolidated Statements of Financial Condition at
               March 31, 2001 and December 31, 2000                                     3

               Consolidated Statements of Income for the
               Three Months Ended March 31, 2001 and 2000                               4

               Consolidated Statements of Changes in Shareholders' Equity for
               the Periods Ended March 31, 2001 and December 31, 2000                   5

               Consolidated Statements of Cash Flows for the
               Three Months Ended March 31, 2001 and 2000                               6

               Notes to Unaudited Consolidated Financial Statements                     7

   Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                     13

   Item 3.     Quantitative and Qualitative Disclosure about Market Risk               30

PART II.       OTHER INFORMATION

   Item 1.     Legal Proceedings                                                       32

   Item 2.     Changes in Securities                                                   32

   Item 3.     Defaults Upon Senior Securities                                         32

   Item 4.     Submission of Matters to a Vote of Security Holders                     32

   Item 5.     Other Information                                                       32

   Item 6.     Exhibits and Reports on Form 8-K                                        32

SIGNATURES                                                                             33

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                            WESTCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                                           MARCH 31,        DECEMBER 31,
                                                                             2001               2000
                                                                          -----------       ------------
                                                                              (DOLLARS IN THOUSANDS)
ASSETS
Cash and cash equivalents                                                 $    50,423       $   128,763
Investment securities available for sale                                        9,756            10,734
Mortgage-backed securities available for sale                               2,336,523         2,230,448
Loans receivable                                                            5,715,171         4,924,053
Allowance for credit losses                                                  (110,060)         (104,006)
                                                                          -----------       -----------
  Loans receivable, net                                                     5,605,111         4,820,047
Amounts due from trusts                                                       290,186           357,051
Retained interest in securitized assets                                        98,167           111,558
Premises and equipment, net                                                    85,007            83,991
Other assets                                                                  126,468           125,318
                                                                          -----------       -----------
          TOTAL ASSETS                                                    $ 8,601,641       $ 7,867,910
                                                                          ===========       ===========

LIABILITIES
Deposits                                                                  $ 2,278,355       $ 2,478,487
Notes payable on automobile secured financing                               4,201,511         3,473,377
Securities sold under agreements to repurchase                                173,380           178,821
Federal Home Loan Bank advances                                               631,831           409,570
Amounts held on behalf of trustee                                             467,323           494,858
Subordinated debentures                                                       189,308           189,962
Notes payable                                                                  26,694            27,802
Other liabilities                                                              77,716            71,221
                                                                          -----------       -----------
          TOTAL LIABILITIES                                                 8,046,118         7,324,098

Minority Interests                                                             58,675            56,644

SHAREHOLDERS' EQUITY
Common stock, (par value $1.00 per share; authorized 45,000,000 shares; issued and outstanding 31,965,226 shares in March 2001 and
  31,931,826 in December 2000)                                                 31,965            31,932
Paid-in capital                                                               248,736           246,889
Retained earnings                                                             237,686           223,163
Accumulated other comprehensive loss, net of tax                              (21,539)          (14,816)
                                                                          -----------       -----------
          TOTAL SHAREHOLDERS' EQUITY                                          496,848           487,168
                                                                          -----------       -----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 8,601,641       $ 7,867,910
                                                                          ===========       ===========


     See accompanying notes to unaudited consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                            -----------------------------
                                                                2001             2000
                                                            -----------      ------------
                                                            (DOLLARS IN THOUSANDS, EXCEPT
                                                             SHARE AND PER SHARE AMOUNTS)
Interest income:
    Loans, including fees                                   $   172,642      $    73,601
    Other                                                        40,025           27,289
                                                            -----------      -----------
        TOTAL INTEREST INCOME                                   212,667          100,890
Interest expense:
    Deposits                                                     33,506           28,813
    Notes payable on automobile secured financing                73,009            9,803
    Other                                                        12,943           11,496
                                                            -----------      -----------
        TOTAL INTEREST EXPENSE                                  119,458           50,112
                                                            -----------      -----------
NET INTEREST INCOME                                              93,209           50,778
Provision for credit losses                                      26,982           11,945
                                                            -----------      -----------
NET INTEREST INCOME AFTER
    PROVISION FOR CREDIT LOSSES                                  66,227           38,833
Noninterest  income:
    Automobile lending                                           26,934           46,499
    Other                                                         3,534            9,282
                                                            -----------      -----------
        TOTAL NONINTEREST INCOME                                 30,468           55,781
Noninterest expenses:
    Salaries and associate benefits                              35,646           34,140
    Credit and collections                                        6,418            5,465
    Data processing                                               4,490            3,992
    Other                                                        14,740           12,401
                                                            -----------      -----------
        TOTAL NONINTEREST EXPENSES                               61,294           55,998
                                                            -----------      -----------
INCOME BEFORE INCOME TAX                                         35,401           38,616
Income tax                                                       14,333           16,148
                                                            -----------      -----------
INCOME BEFORE MINORITY INTEREST                                  21,068           22,468
Minority interest in earnings of subsidiaries                     3,360            2,627
                                                            -----------      -----------
INCOME BEFORE EXTRAORDINARY ITEM                                 17,708           19,841
Extraordinary gain from early extinguishment of debt
    (net of income taxes of $6 and $114, respectively)                8              158
                                                            -----------      -----------
NET INCOME                                                  $    17,716      $    19,999
                                                            ===========      ===========
Net income per common share -- basic:
    Income before extraordinary item                        $      0.55      $      0.74
    Extraordinary item                                             0.00             0.01
                                                            -----------      -----------
    Net income                                              $      0.55      $      0.75
                                                            ===========      ===========
Net income per common share -- diluted:
    Income before extraordinary item                        $      0.55      $      0.74
    Extraordinary item                                             0.00             0.01
                                                            -----------      -----------
    Net income                                              $      0.55      $      0.75
                                                            ===========      ===========
Weighted average number of common shares outstanding:
    Basic                                                    31,949,647       26,597,344
                                                            ===========      ===========
    Diluted                                                  32,120,274       26,616,203
                                                            ===========      ===========


     See accompanying notes to unaudited consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                                       ACCUMULATED
                                                                                                          OTHER
                                                                                                      COMPREHENSIVE
                                                             COMMON        PAID-IN       RETAINED     INCOME (LOSS),
                                             SHARES          STOCK         CAPITAL       EARNINGS       NET OF TAX         TOTAL
                                           ----------     ----------     ----------     ----------    --------------    ----------
                                                                (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance at January 1, 2000                 26,597,344     $   26,597     $  190,137     $  157,465      $  (21,481)     $  352,718
   Net income                                                                               74,743                          74,743
   Unrealized gains on securities
      available for sale and retained
      interest in securitized assets,
      net of tax(1)                                                                                          6,665           6,665
                                                                                                                        ----------
   Comprehensive income                                                                                                     81,408
   Issuance of common stock                 5,334,482          5,335         50,349                                         55,684
   Issuance of subsidiary common stock                                        6,403                                          6,403
   Cash dividends                                                                           (9,045)                         (9,045)
                                           ----------     ----------     ----------     ----------      ----------      ----------
Balance at December 31, 2000               31,931,826         31,932        246,889        223,163         (14,816)        487,168
   Net income                                                                               17,716                          17,716
   Unrealized gains on securities
      available for sale and retained
      interest in securitized assets,
      net of tax(1)                                                                                          6,594           6,594
   Unrealized losses on cash flow
      hedges, net of tax(2)                                                                                (14,174)        (14,174)
   Reclassification adjustment for
      losses on cash flow hedges(3)                                                                            857             857
                                                                                                                        ----------
   Comprehensive income                                                                                                     10,993
   Issuance of common stock                    33,400             33          1,847                                          1,880
   Cash dividends                                                                           (3,193)                         (3,193)
                                           ----------     ----------     ----------     ----------      ----------      ----------
Balance at March 31, 2001                  31,965,226     $   31,965     $  248,736     $  237,686      $  (21,539)     $  496,848
                                           ==========     ==========     ==========     ==========      ==========      ==========

(1) The pre-tax decrease in unrealized losses on securities available for sale and retained interest in securitized assets was $11.2 million for the three months ended March 31, 2001 compared with $11.3 million for the period ended December 31, 2000.

(2) The pre-tax increase in unrealized losses on cash flow hedges was $23.3 million for the three months ended March 31, 2001.

(3) The pre-tax amount reclassified into earnings was $1.5 million for the three months ended March 31, 2001.

                            WESTCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                               THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                          ----------------------------
                                                                             2001             2000
                                                                          -----------      -----------
                                                                              (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                                $    17,716      $    19,999
Adjustments to reconcile net income to net cash provided by
    operating activities:
Loans held for sale:
    Origination of loans                                                                      (493,716)
    Proceeds from sale of loans                                                   620          660,095
    Loan payments and payoffs                                                                   91,678
Provision for credit losses                                                    26,982           11,945
Depreciation and amortization                                                  21,394           26,352
Increase in other assets                                                         (136)         (16,615)
Increase in other liabilities                                                   4,967           30,634
Other, net                                                                      2,765            2,686
                                                                          -----------      -----------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                           74,308          333,058
INVESTING ACTIVITIES
Loans receivable:
    Origination of loans                                                   (1,248,308)        (544,020)
    Loan payments and payoffs                                                 435,122          101,018
Investment securities available for sale:
    Purchases                                                                    (232)            (239)
Mortgage-backed securities:
    Purchases                                                                (209,238)        (554,061)
    Payments received                                                         134,333           31,212
Increase in retained interest in securitized assets                                            (19,240)
Decrease (increase) in amounts due from trusts                                 66,865          (36,259)
Purchase of premises and equipment                                             (4,547)          (2,368)
                                                                          -----------      -----------
           NET CASH USED IN INVESTING ACTIVITIES                             (826,005)      (1,023,957)
FINANCING ACTIVITIES
(Decrease) increase in deposits                                              (231,277)           8,752
(Decrease) increase in securities sold under agreements to repurchase          (6,028)         548,596
Proceeds from notes payable on automobile secured financing                   998,037          540,000
Payments on notes payable on automobile secured financing                    (269,903)        (461,104)
(Decrease) increase in borrowings                                              (1,109)          23,489
(Decrease) increase in amounts held on behalf of trustee                      (27,535)          38,508
Increase (decrease) in  FHLB advances                                         222,261         (110,311)
Decrease in subordinated debentures                                              (800)          (6,091)
Cash dividends                                                                 (3,193)          (1,330)
Other, net                                                                     (7,096)           6,403
                                                                          -----------      -----------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                          673,357          586,912
                                                                          -----------      -----------
DECREASE IN CASH AND CASH EQUIVALENTS                                         (78,340)        (103,987)
Cash and cash equivalents at beginning of period                              128,763          171,365
                                                                          -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $    50,423      $    67,378
                                                                          ===========      ===========


     See accompanying notes to unaudited consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- BASIS OF PRESENTATION

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in the Westcorp Form 10-K/A. Certain amounts from the 2000 consolidated financial statement amounts have been reclassified to conform to the 2001 presentation.

Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, also known as SFAS No. 133, which requires all derivatives to be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that are hedges will be either offset against the change in fair value of the hedged assets, liabilities or firm commitments directly through income or recognized through accumulated other comprehensive income (loss) on the balance sheet until the hedged items are recognized in earnings, depending on the nature of the hedges. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings if the derivative is a fair value hedge. The ineffective portion of a derivative's change in fair value for a cash flow hedge will be recognized in comprehensive income on the balance sheet if the hedge is less than 100% effective or in earnings if the hedge is greater than 100% effective.

The automobile contracts originated and held by us are fixed rate and, accordingly, we have exposure to changes in interest rates. To protect against potential changes in interest rates affecting interest payments on future securitization transactions, we enter into various hedge agreements. From time to time, we enter into these hedge agreements in amounts that correspond to the principal amount of the automobile contracts originated. The market value of these hedge agreements is designed to respond inversely to potential changes in interest rates. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the hedge transaction. All of our hedge instruments qualify as cash flow hedges under SFAS No. 133. The effective portion of gains and losses on these agreements are deferred in accumulated other comprehensive income (loss) until the completion of the securitization transaction. Once the transaction is complete, this deferred amount is amortized into earnings over the duration of the secured financing.

As part of the adoption of SFAS No. 133, we recorded a cumulative effect adjustment to accumulated other comprehensive income (loss) of $4.8 million, net of tax, which represents the deferred loss on hedge agreements outstanding at January 1, 2001. For the three months ended March 31, 2001, the unrealized loss on these hedges was $9.5 million, net of taxes of $6.5 million. Of the $9.5 million, $3.5 million relates to forecasted secured financing transactions. We amortized $0.5 million into earnings, which is included in interest expense on notes payable on automobile secured financing on the Consolidated Statement of Income. We estimate that we will reclassify into earnings during the next twelve months approximately $3.6 million of the unrealized loss on these instruments that was recorded in accumulated other comprehensive income (loss) as of March 31, 2001. Of the $3.6 million, $1.2 million pertains to forecasted secured financing transaction expected to occur in the second quarter of 2001.

Historically, to protect against market value changes on our MBS portfolio, we entered into various hedge agreements. As part of the adoption of SFAS No. 133, we redesignated these existing agreements from fair value hedges on our MBS portfolio to cash flow hedges that will protect against potential changes in interest rates affecting interest payments on future deposits gathered by us and future securities sold under agreements to repurchase. As a result of this redesignation, we reclassified the market value of these derivatives from mortgage-backed securities available for sale to a separate asset or liability designation depending upon the nature of these instruments. In conjunction with this redesignation, we recorded a transition adjustment to earnings for the $33.7 million unrealized loss on these derivatives offset by an equal amount of unrealized gain on our MBS portfolio. For the three months ended March 31, 2001, the unrealized loss on these instruments totaled $4.7 million, net of taxes of $3.0 million. As of March 31, 2001, we recorded these instruments as a liability of $30.7 million on the Consolidated Statement of Financial Condition. We reclassified losses of $632 thousand into income, of which $618 thousand is included in interest expense related to deposits and $14 thousand is included in other interest expense on the Consolidated Statement of Income. We estimate that we will reclassify into earnings during the next twelve months approximately $1.5 million of the unrealized loss on these instruments that was recorded in accumulated other comprehensive income (loss) as of March 31, 2001. Recognition of unrealized gains and losses out of accumulated other comprehensive income
(loss) into earnings is determined by the realization of interest payments on such borrowings.

The fair value of these hedge instruments is estimated by obtaining market quotes from brokers. We use highly rated counterparties and further reduce our risk by avoiding any material concentration with a single counterparty. Credit exposure is limited to those agreements with a positive fair value and only to the extent of that fair value.

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

NOTE 3 -- MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

Mortgage-backed securities available for sale consisted of the following:

                                                         MARCH 31, 2001
                                     -------------------------------------------------------
                                                      GROSS          GROSS
                                     AMORTIZED      UNREALIZED     UNREALIZED        FAIR
                                        COST           GAIN           LOSS           VALUE
                                     ----------     ----------     ----------     ----------
                                                     (DOLLARS IN THOUSANDS)
GNMA certificates                    $2,280,324     $    9,457     $   24,459     $2,265,322
FNMA participation certificates          66,100            674              4         66,770
FHLMC participation certificates          1,933             10                         1,943
Other                                     2,488                                        2,488
                                     ----------     ----------     ----------     ----------
                                     $2,350,845     $   10,141     $   24,463     $2,336,523
                                     ==========     ==========     ==========     ==========

                                                       DECEMBER 31, 2000
                                     -------------------------------------------------------
                                                      GROSS          GROSS
                                      AMORTIZED     UNREALIZED     UNREALIZED        FAIR
                                        COST          GAIN            LOSS          VALUE
                                     ----------     ----------     ----------     ----------
                                                     (DOLLARS IN THOUSANDS)
GNMA certificates                    $2,181,067     $   17,533     $   41,524     $2,157,076
FNMA participation certificates          69,278              3            411         68,870
FHLMC participation certificates          1,948                            10          1,938
Other                                     2,564                                        2,564
                                     ----------     ----------     ----------     ----------
                                     $2,254,857     $   17,536     $   41,945     $2,230,448
                                     ==========     ==========     ==========     ==========

NOTE 4 -- NET LOANS RECEIVABLE

Net loans receivable consisted of the following:

                                                           MARCH 31,       DECEMBER 31,
                                                             2001              2000
                                                          -----------      ------------
                                                             (DOLLARS IN THOUSANDS)
Real Estate:
  Mortgage                                                $   472,749      $   498,963
  Construction                                                 20,297           14,784
                                                          -----------      -----------
                                                              493,046          513,747
Less:  undisbursed loan proceeds                               10,715            6,316
                                                          -----------      -----------
                                                              482,331          507,431
Consumer:
  Automobile contracts                                      5,131,517        4,307,267
  Dealer participation, net of deferred contract fees          97,466           82,717
  Other                                                        12,368           13,456
  Unearned discounts                                         (101,295)         (94,404)
                                                          -----------      -----------
                                                            5,140,056        4,309,036
Commercial                                                     92,784          107,586
                                                          -----------      -----------
                                                            5,715,171        4,924,053
Allowance for credit losses                                  (110,060)        (104,006)
                                                          -----------      -----------
                                                          $ 5,605,111      $ 4,820,047
                                                          ===========      ===========

Automobile contracts serviced by us for the benefit of others totaled approximately $2.2 billion and $2.6 billion at March 31, 2001 and December 31, 2000, respectively. The decrease in automobile contracts serviced by us for the benefit of others is the result of our newer securitization transactions being treated as secured financings rather than sales.

NOTE 5 -- RETAINED INTEREST IN SECURITIZED ASSETS

Retained interest in securitized assets, also known as RISA, is capitalized upon the sale of automobile contracts to securitization trusts. RISA represents the present value of the estimated future cash flows to be received by us from the excess spread created in securitization transactions. Future cash flows are calculated by taking the coupon rate of the automobile contracts securitized less the interest rate paid to the investors less contractually specified servicing fees and guarantor fees, after giving effect to estimated credit losses and prepayments.

RISA is classified in a manner similar to available for sale securities and as such is marked to market each quarter. Market value changes are calculated by discounting the estimated cash flows using a current market discount rate. Any changes in the market value of the RISA are reported as a separate component of shareholders' equity on our Consolidated Statements of Financial Condition as accumulated other comprehensive income (loss), net of applicable taxes. On a quarterly basis, we evaluate the carrying value of the RISA in light of the actual performance of the underlying automobile contracts and make adjustments to reduce the carrying value, if appropriate.

The following table sets forth the components of the RISA:

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                               ------------------------
                                                 2001            2000
                                               ---------      ---------
                                                (DOLLARS IN THOUSANDS)
Balance at beginning of period                 $ 111,558      $ 167,277
Additions                                                        19,240
Amortization                                     (14,366)       (22,235)
Change in unrealized gain/loss on RISA(1)            975            358
                                               ---------      ---------
Balance at end of period(2)                    $  98,167      $ 164,640
                                               =========      =========

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

(2) There are no restrictions on the RISA.

The following table presents the estimated future undiscounted cash flows to be received from securitizations treated as sales:

                                                              MARCH 31,        DECEMBER 31,
                                                                2001               2000
                                                             -----------       ------------
                                                                (DOLLARS IN THOUSANDS)
Estimated net undiscounted RISA earnings                     $   190,813       $   235,270
Off balance sheet allowance for credit losses                    (82,473)         (110,339)
Discount to present value                                        (10,173)          (13,373)
                                                             -----------       -----------
Retained interest in securitized assets                      $    98,167       $   111,558
                                                             ===========       ===========

Outstanding balance of automobile contracts sold through
  securitizations                                            $ 2,164,295       $ 2,608,017
Off balance sheet allowance for losses as a percent of
  automobile contracts sold through securitizations                 3.81%             4.23%

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

NOTE 6 -- SECURED FINANCINGS

For the three months ended March 31, 2001, we issued $1.0 billion of notes secured by automobile contracts. Interest payments on the notes are due quarterly, in arrears, based on the respective note's interest rate. There was $4.2 billion of notes payable on automobile secured financing outstanding at March 31, 2001 compared with $3.5 billion at December 31, 2000. Interest expense totaled $73.0 million for the three months ended March 31, 2001 compared with $9.8 million for the three months ended March 31, 2000. The increase in interest expense is due to treating our recent securitization transactions as secured financings rather than sales.

We entered into swap agreements in order to hedge our future interest payments on notes payable on automobile secured financings. We settled such financial instruments at the time we closed these securitization transactions and received or paid cash equal to the gain or loss on these instruments. Therefore, the total interest payment cash flows on these notes were adjusted at such time.

NOTE 7 -- DIVIDENDS

On December 14, 2000, we declared a cash dividend of $0.10 per share for shareholders of record as of February 1, 2001 which was paid on February 15, 2001. On May 3, 2001 we declared a cash dividend of $.011 per share for shareholders of record as of June 5, 2001 which will be paid on June 15, 2001.

NOTE 8 -- RIGHTS OFFERING

On April 25, 2001, we filed a registration statement with the Securities and Exchange Commission to offer 3,756,831 shares of our stock at $16.25 per share in a rights offering. Shareholders were offered one right for every eight and one-half shares held as of April 30, 2001. The rights offering is expected to close on May 25, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our primary sources of revenue are net interest income and noninterest income. Net interest income is the difference between the income earned on interest earning assets and the interest paid on interest bearing liabilities. Noninterest income is primarily made up of revenues generated from the sale and servicing of loans. The primary components of noninterest income include retained interest income on automobile contracts sold, contractually specified servicing fees for the servicing of loans, late charges, gain on sale of automobile contracts and mortgage loans, and other miscellaneous servicing fee income. Other components of noninterest income include gains and losses from the sale of investments and MBS, insurance income, fees related to the sales of investment products such as mutual funds and annuities, and fee income from depository accounts.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is affected by the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities (net interest rate spread) and the relative amounts of our interest earning assets and interest bearing liabilities. Net interest income totaled $93.2 million and $50.8 million for the three months ended March 31, 2001 and 2000, respectively. The increase in net interest income is the result of us holding a greater percentage of automobile contracts on balance sheet as we utilized our own liquidity sources and treating our recent securitization transactions as secured financings.

Interest rates for interest earning assets and interest bearing liabilities for the three months ended March 31, 2001 and 2000 were as follows:

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                     ------------------
                                                      2001        2000
                                                     ------      ------
                                                     YIELD/      YIELD/
                                                      RATE        RATE
                                                     ------      ------
Interest earning assets:
   Total investments:
      Mortgage-backed securities                       6.62%       6.59%
      Other investments                                5.81        5.06
                                                     ------      ------
         Total investments                             6.55        6.41
   Total loans:
      Consumer loans                                  13.84       14.69
      Mortgage loans(1)                                8.41        7.59
      Commercial loans                                 8.58        9.13
                                                     ------      ------
         Total loans                                  13.21       12.68
                                                     ------      ------
         Total interest earning assets                11.09       10.03
Interest bearing liabilities:
  Deposits                                             5.69        5.18
  Notes payable on automobile secured financing        7.22        6.57
  Securities sold under agreements to repurchase       5.63        5.42
  FHLB advances and other borrowings                   6.03        5.44
  Subordinated debentures                              8.92        8.99
                                                     ------      ------
         Total interest bearing liabilities            6.65        5.65
                                                     ------      ------
Interest rate spread                                   4.44%       4.38%
                                                     ======      ======
Net yield on average interest earning assets           5.48%       5.11%
                                                     ======      ======

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

The provision for credit losses totaled $27.0 million for the three months ended March 31, 2001 compared with $11.9 million for the same period a year earlier. The increase in the provision for credit losses was the result of a higher level of automobile contracts held on the balance sheet. The allowance for credit losses as a percentage of owned loans outstanding was 1.9% and 2.1% at March 31, 2001 and December 31, 2000, respectively.

NONINTEREST INCOME

Automobile Lending

On a regular basis, we securitize automobile contracts in the asset-backed securities market and retain the servicing rights. Such transactions are treated as sales to a securitization trust or as secured financings for accounting purposes. For transactions treated as sales to a securitization trust, we record a non-cash gain equal to the present value of the estimated future cash flows from the portfolio of automobile contracts sold less the write-off of dealer participation balances and the effect of hedging activities. For these securitizations, net interest earned on the automobile contracts sold and fees earned for servicing the contract portfolios are recognized over the life of the securitization transactions as contractual servicing income, retained interest income and other fee income.

The components of automobile lending income were as follows:

                                                 THREE MONTHS
                                                ENDED MARCH 31,
                                             ---------------------
                                               2001         2000
                                             --------     --------
                                             (DOLLARS IN THOUSANDS)
Gain on sale of automobile contracts                      $  7,719
Retained interest income                     $  2,836       13,316
Contractual servicing income                    7,365       11,682
Other fee income                               16,733       13,782
                                             --------     --------
         Total automobile lending income     $ 26,934     $ 46,499
                                             ========     ========

For the three months ended March 31, 2001, we securitized $1.0 billion of automobile receivables in a transaction treated as a secured financing. For the three months ended March 31, 2000, we securitized $1.2 billion of which $660 million was treated as a sale and $540 million was treated as a secured financing. No gain on sale was recognized for the three months ended March 31, 2001 compared with $7.7 million for the three months ended March 31, 2000.

Retained interest income was $2.8 million for the three months ended March 31, 2001 compared with $13.3 million for the three months ended March 31, 2000. For accounting purposes, retained interest income is only recognized on contracts sold through securitization transactions treated as sales. Retained interest income decreased as our recent securitizations are treated as secured financings. Retained interest income on securitization transactions treated as sales is dependent upon the average excess spread on the contracts sold, credit losses and the size of the sold portfolio.

Contractual servicing income totaled $7.4 million for the three months ended March 31, 2001 compared with $11.7 million for the three months ended March 31, 2000. For accounting purposes, contractual servicing income is only recognized on contracts sold through securitization transactions treated as sales. According to the terms of each securitization transaction, contractual servicing income is generally earned at rates ranging from 1.0% to 1.25% per annum on the outstanding balance of contracts securitized. Contractual servicing income decreased as our recent securitizations are treated as secured financings.

Other fee income totaled $16.7 million for the three months ended March 31, 2001 compared with $13.8 million for the three months ended March 31, 2000, respectively. Other fee income consists primarily of documentation fees, late charges and deferment fees on our serviced portfolio, including automobile contracts securitized in transactions accounted for as sales and secured financings and automobile contracts not securitized. The increase in other fee income is due to the growth in our average serviced portfolio to $7.0 billion for the three months ended March 31, 2001 compared with $5.5 billion for the three months ended March 31, 2000.

Pro-Forma Statements of Income

The following pro forma portfolio basis statements of income present our results under the assumption that all our securitization transactions are treated as secured financings rather than as sales and, therefore, provide a method by which to gauge our year to year performance. We believe that such a presentation is an important performance measure of our operations, particularly considering that our more recent securitization transactions are accounted for as secured financings. If treated as financings, no gain on sale or subsequent contractual servicing and retained interest income is recognized. Instead, the earnings of the automobile contracts in the trusts and the related financing costs are reflected over the life of the underlying pool of automobile contracts. We refer to these pro forma results as "portfolio basis" statements of income since the automobile contracts would have remained in our on balance sheet contract portfolio if we accounted for the transactions as financings. We monitor the periodic portfolio basis earnings of our serviced contract portfolio and believe these portfolio basis statements assist in better understanding our business.

The following tables present the portfolio basis statements of income and reconciliation to net income as reflected in our Consolidated Statements of Income.

                      PORTFOLIO BASIS STATEMENTS OF INCOME


                                                               THREE MONTHS ENDED
                                                                     MARCH 31,
                                                            -------------------------
                                                              2001             2000
                                                            --------         --------
                                                              (DOLLARS IN THOUSANDS,
                                                            EXCEPT PER SHARE AMOUNTS)
Interest income                                             $284,780         $220,334
Interest expense                                             162,303          113,063
                                                            --------         --------
    Net interest income                                      122,477          107,271
Net chargeoffs(1)                                             32,667           28,088
Provision for growth(2)                                        5,607            4,811
                                                            --------         --------
    Provision for credit losses                               38,274           32,899
                                                            --------         --------
    Net interest income after provision for credit losses     84,203           74,372
Noninterest income                                            20,267           23,064
Noninterest expense                                           61,345           58,626
                                                            --------         --------
    Income before income tax                                  43,125           38,810
Income tax(3)                                                 17,460           16,229
                                                            --------         --------
    Income before minority interest                           25,665           22,581
Minority interest in earnings of subsidiaries                  4,167            2,647
                                                            --------         --------
    Income before extraordinary item                          21,498           19,934
Extraordinary gain from early extinguishment of debt               8              158
                                                            --------         --------
Portfolio basis net income                                  $ 21,506         $ 20,092
                                                            ========         ========
Portfolio basis net income per common share -- diluted      $   0.67         $   0.75
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

                     RECONCILIATION OF GAAP BASIS NET INCOME
                          TO PORTFOLIO BASIS NET INCOME

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                               ----------------------
                                                 2001          2000
                                               --------      --------
                                               (DOLLARS IN THOUSANDS)
GAAP basis net income                          $ 17,716      $ 19,999

Portfolio basis adjustments:
   Gain on sales of automobile contracts                       (7,719)
   Retained interest income                      (2,836)      (13,316)
   Contractual servicing income                  (7,365)      (11,682)
   Net interest income                           29,268        55,635
   Provision for credit losses                  (11,292)      (20,954)
   Operating expenses                               (51)       (1,771)
   Minority interest                               (807)          (19)
                                               --------      --------
         Total portfolio basis adjustments        6,917           174
Net tax effect(1)                                 3,127            81
                                               --------      --------
Portfolio basis net income                     $ 21,506      $ 20,092
                                               ========      ========

(1) Such tax is based on our tax rate for the respective period.

NONINTEREST EXPENSE

For the three months ended March 31, 2001, total noninterest expense was $61.3 million compared with $56.0 million for the same period a year earlier. The increase is primarily the result of annual merit increases for associates that went into effect during the quarter and the seasonal impact of higher collection costs associated with a higher level of repossessed vehicles during the quarter. Noninterest expense as a percent of total revenues improved to 50% for the first quarter of 2001 compared with 53% for the same period a year earlier.

INCOME TAXES

We file federal and certain state tax returns on a consolidated basis. Other state tax returns are filed for each subsidiary separately. Our effective tax rate was 40.5% for the three months ended March 31, 2001 compared with an effective tax rate of 41.8% for the three months ended March 31, 2000.

FINANCIAL CONDITION

OVERVIEW

Total assets increased $0.7 million or 9.3% to $8.6 billion at March 31, 2001 from $7.9 billion at December 31, 2000. This increase is the result of an increase in mortgage-backed securities available for sale and in automobile contracts held on the balance sheet.

LOAN PORTFOLIO

Consumer Loan Portfolio

Our consumer loan portfolio consisted of the following:

                             MARCH 31, 2001           DECEMBER 31, 2000
                         ---------------------      ---------------------
                           AMOUNT          %          AMOUNT          %
                         ----------      -----      ----------      -----
                                        (DOLLARS IN THOUSANDS)
Automobile contracts     $5,127,688       99.8%     $4,295,580       99.7%
Other                        12,368        0.2          13,456        0.3
                         ----------      -----      ----------      -----
                         $5,140,056      100.0%     $4,309,036      100.0%
                         ==========      =====      ==========      =====

Commercial Loan Portfolio

For the three months ended March 31, 2001, we originated $51.8 million of commercial loans compared with $57.7 million for the three months ended March 31, 2000. Though we continue to focus on expanding our commercial banking operation, it has not been a significant source of revenue.

Mortgage Loan Portfolio

We have from time to time originated mortgage products that we have held on our balance sheet rather than selling such products into the secondary markets. Other than mortgage loans originated through the commercial banking division on a limited basis, we are not adding newly originated mortgage loans to our balance sheet.

Our total mortgage loan portfolio consisted of the following:


                                       MARCH 31, 2001         DECEMBER 31, 2000
                                     ------------------      ------------------
                                      AMOUNT        %         AMOUNT        %
                                     --------     -----      --------     -----
                                                (DOLLARS IN THOUSANDS)
Single family residential loans:
  First trust deeds                  $204,061      42.3%     $224,798      44.3%
  Second trust deeds                    5,824       1.2         6,056       1.2
                                     --------     -----      --------     -----
                                      209,885      43.5       230,854      45.5

Multifamily residential loans         220,327      45.7       230,004      45.3
Construction loans                     20,297       4.2        14,784       2.9
Other                                  42,537       8.8        38,105       7.5
                                     --------     -----      --------     -----
                                      493,046     102.2       513,747     101.2
Less: undisbursed loan proceeds        10,715       2.2         6,316       1.2
                                     --------     -----      --------     -----
         Total mortgage loans        $482,331     100.0%     $507,431     100.0%
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

At March 31, 2001, the percentage of accounts delinquent 30 days or greater was 2.30% compared with 3.18% at December 31, 2000. We calculate delinquency based on the contractual due date. Net chargeoffs on average automobile contracts outstanding for the three months ended March 31, 2001 were 1.86% compared with 2.01% for the same period a year earlier. Stricter underwriting guidelines, the successful implementation of our multiple credit scoring models, a greater concentration of prime automobile contracts in our serviced portfolio and an improved servicing platform have all contributed to better asset quality.

The following table sets forth information with respect to the delinquency of our portfolio of automobile contracts serviced, which includes automobile contracts that are owned by us and automobile contracts that have been sold and/or securitized but are serviced by us:

                                                   MARCH 31, 2001             DECEMBER 31, 2000
                                             ------------------------     ------------------------
                                               AMOUNT      PERCENTAGE       AMOUNT      PERCENTAGE
                                             ----------    ----------     ----------    ----------
                                                            (DOLLARS IN THOUSANDS)
Automobile contracts serviced at end of
  period                                     $7,190,457                   $6,818,182
                                             ==========                   ==========
Period of delinquency
   30-59 days                                $  113,434        1.58%      $  157,843        2.32%
   60 days or more                               52,159        0.72           59,166        0.86
                                             ----------      ------       ----------      ------
Total automobile contracts delinquent
   and delinquencies as a percentage of
   automobile contracts serviced             $  165,593        2.30%      $  217,009        3.18%
                                             ==========      ======       ==========      ======

The following table sets forth information with respect to repossessions in our portfolio of serviced automobile contracts:

                                                 MARCH 31, 2001                    DECEMBER 31, 2000
                                           ---------------------------       ---------------------------
                                           NUMBER OF                         NUMBER OF
                                           CONTRACTS          AMOUNT         CONTRACTS          AMOUNT
                                           ----------       ----------       ----------       ----------
                                                              (DOLLARS IN THOUSANDS)
Automobile contracts serviced                 639,379       $7,190,457          616,011       $6,818,182
                                           ==========       ==========       ==========       ==========

Repossessed vehicles                              640       $    4,073              946       $    6,199
                                           ==========       ==========       ==========       ==========

Repossessed vehicles as a percentage
   of number and amount of automobile
   contracts outstanding                         0.10%            0.06%            0.15%            0.09%

The following table sets forth information with respect to actual credit loss experience on our portfolio of automobile contracts serviced:

                                                              THREE MONTHS ENDED
                                                                    MARCH 31,
                                                          ---------------------------
                                                             2001             2000
                                                          ----------       ----------
                                                             (DOLLARS IN THOUSANDS)
Automobile contracts serviced at end of period            $7,190,457       $5,664,144
                                                          ==========       ==========

Average automobile contracts serviced during period       $6,998,682       $5,480,129
                                                          ==========       ==========

Gross chargeoffs                                          $   48,226       $   40,952
Recoveries                                                    15,746           13,484
                                                          ----------       ----------
Net chargeoffs                                            $   32,480       $   27,468
                                                          ==========       ==========

Net chargeoffs as a percentage of average automobile
  contracts serviced during period                              1.86%            2.01%
                                                          ==========       ==========

The following table sets forth the cumulative static pool losses by month for all outstanding securitized pools:

               CUMULATIVE STATIC POOL LOSS CURVES(1) (UNAUDITED)
                                AT MARCH 31, 2001

  PERIOD(2)       1997-B     1997-C     1997-D     1998-A     1998-B     1998-C     1999-A     1999-B     1999-C     2000-A
---------------------------------------------------------------------------------------------------------------------------
       1           0.00%      0.00%      0.00%      0.00%      0.00%      0.00%      0.00%      0.00%      0.00%      0.00%
       2           0.06%      0.05%      0.05%      0.04%      0.02%      0.04%      0.04%      0.04%      0.02%      0.03%
       3           0.15%      0.12%      0.14%      0.11%      0.08%      0.11%      0.11%      0.11%      0.10%      0.10%
       4           0.33%      0.29%      0.31%      0.25%      0.18%      0.23%      0.20%      0.26%      0.25%      0.20%
       5           0.56%      0.46%      0.56%      0.44%      0.38%      0.39%      0.33%      0.47%      0.40%      0.36%
       6           0.77%      0.67%      0.75%      0.66%      0.59%      0.50%      0.46%      0.66%      0.56%      0.55%
       7           1.10%      0.93%      0.99%      0.95%      0.83%      0.61%      0.62%      0.87%      0.71%      0.71%
       8           1.40%      1.16%      1.24%      1.23%      1.03%      0.75%      0.76%      1.00%      0.86%      0.91%
       9           1.70%      1.37%      1.47%      1.50%      1.21%      0.86%      0.92%      1.13%      1.01%      1.10%
      10           2.00%      1.66%      1.75%      1.79%      1.40%      1.00%      1.11%      1.24%      1.14%      1.27%
      11           2.22%      1.94%      2.06%      2.03%      1.53%      1.17%      1.30%      1.35%      1.34%      1.45%
      12           2.43%      2.16%      2.35%      2.21%      1.62%      1.32%      1.47%      1.44%      1.52%      1.58%
      13           2.66%      2.40%      2.63%      2.39%      1.74%      1.48%      1.61%      1.58%      1.74%      1.73%
      14           2.91%      2.65%      2.86%      2.49%      1.84%      1.66%      1.73%      1.74%      1.94%
      15           3.15%      2.90%      3.05%      2.60%      1.96%      1.79%      1.81%      1.85%      2.09%
      16           3.47%      3.15%      3.19%      2.72%      2.10%      1.91%      1.89%      2.03%      2.27%
      17           3.77%      3.36%      3.32%      2.85%      2.22%      2.01%      2.00%      2.16%      2.39%
      18           3.97%      3.55%      3.42%      2.98%      2.40%      2.07%      2.10%      2.30%      2.53%
      19           4.20%      3.70%      3.50%      3.11%      2.55%      2.11%      2.11%      2.42%
      20           4.39%      3.81%      3.60%      3.25%      2.69%      2.17%      2.24%      2.50%
      21           4.53%      3.91%      3.69%      3.35%      2.79%      2.24%      2.35%      2.58%
      22           4.67%      4.00%      3.81%      3.48%      2.85%      2.34%      2.46%
      23           4.75%      4.11%      3.96%      3.62%      2.89%      2.43%      2.55%
      24           4.81%      4.21%      4.10%      3.70%      2.92%      2.52%      2.63%
      25           4.88%      4.30%      4.23%      3.75%      2.97%      2.62%      2.71%
      26           4.94%      4.44%      4.34%      3.80%      3.04%      2.71%      2.77%
      27           5.04%      4.56%      4.44%      3.87%      3.13%      2.80%      2.82%
      28           5.11%      4.66%      4.51%      3.92%      3.18%      2.87%
      29           5.21%      4.77%      4.54%      3.98%      3.24%      2.90%
      30           5.31%      4.79%      4.56%      4.06%      3.32%
      31           5.40%      4.83%      4.57%      4.11%      3.38%
      32           5.48%      4.86%      4.63%      4.17%      3.43%
      33           5.52%      4.88%      4.67%      4.22%      3.47%
      34           5.54%      4.90%      4.71%      4.27%      3.48%
      35           5.56%      4.92%      4.76%      4.32%
      36           5.58%      4.98%      4.80%      4.34%
      37           5.61%      5.01%      4.84%      4.35%
      38           5.64%      5.06%      4.89%
      39           5.66%      5.10%      4.92%
      40           5.67%      5.14%      4.92%
      41           5.69%      5.17%
      42           5.71%      5.17%
      43           5.72%      5.17%
      44           5.74%
      45           5.74%
      46           5.73%

PRIME MIX(3)         55%        53%        49%        57%        67%        70%        70%        70%        67%        69%

               CUMULATIVE STATIC POOL LOSS CURVES(1) (UNAUDITED)
                                AT MARCH 31, 2001


   PERIOD(2)        2000-B      2000-C      2000-D      2001-A
---------------------------------------------------------------------
      1               0.00%       0.00%       0.00%       0.00%
      2               0.02%       0.04%       0.04%       0.03%
      3               0.09%       0.13%       0.11%
      4               0.24%       0.27%       0.24%
      5               0.39%       0.46%       0.39%
      6               0.59%       0.65%
      7               0.78%       0.81%
      8               0.99%       0.93%
      9               1.17%
      10              1.33%
      11              1.44%
      12
      13
      14
      15
      16
      17
      18
      19
      20
      21
      22
      23
      24
      25

PRIME MIX(3)            69%         68%         70%         72%

(1) Cumulative static pool losses are equal to the cumulative amount of losses actually recognized up to and including a given month divided by the original principal balance of the securitization transaction.

(2) Represents the number of months since the inception of the securitization transaction.

(3) Represents the original percentage of prime contacts sold within each pool.

Real Estate Loan Quality

The following table summarizes mortgage delinquencies over 60 days by loan type:

                                       MARCH 31,               DECEMBER 31,
                                         2001                      2000
                                 ---------------------     ---------------------
                                              (DOLLARS IN THOUSANDS)
                                  AMOUNT                    AMOUNT
                                 PAST DUE                  PAST DUE
                                 OVER 60        % OF       OVER 60        % OF
                                   DAYS       CATEGORY       DAYS       CATEGORY
                                 --------     --------     --------     --------
Single family                     $7,491         2.91%      $7,585         2.78%
Multifamily                          428         0.28%         186         0.11%
                                  ------       ------       ------       ------
                                  $7,919         1.61%      $7,771         1.50%
                                  ======       ======       ======       ======

Nonperforming Assets

NPAs consist of nonperforming loans, also known as NPLs, Chapter 13 bankruptcy accounts greater than 120 days delinquent and real estate owned, also known as REO. REO is carried at lower of cost or fair value. NPLs are defined as all nonaccrual loans. This includes mortgage loans 90 days or more past due and impaired loans where full collection of principal and interest is not reasonably assured. NPAs increased $2.2 million to $17.1 million at March 31, 2001 compared with $14.9 million at December 31, 2000. NPAs represented 0.2% of total asset at March 31, 2001 and December 31, 2000. There were no impaired loans at March 31, 2001 and December 31, 2000.

At March 31, 2001, interest on nonperforming loans excluded from interest income was $0.4 million compared to $0.5 million at December 31, 2000.

Allowance for Credit Losses

Our allowance for credit losses was $110 million at March 31, 2001 compared to $104 million at December 31, 2000. The allowance for credit losses and related provisions are determined by considering loan volumes, loan sales, prepayments, loss trends, levels of NPLs, management's analysis of market conditions, individual loan reviews, levels of assets to reserves and other relevant factors. The allowance for credit losses is reduced by net chargeoffs and increased by the provision for credit losses. For the three months ended March 31, 2001, the provision for credit losses was $27.0 million compared with $11.9 million for the three months ended March 31, 2000. Net chargeoffs for the three months ended March 31, 2001 and 2000 were $19.9 million and $6.2 million, respectively. The increase in the allowance for credit losses was the result of a higher level of automobile contracts held on balance sheet. The allowance for credit losses as a percentage of owned loans outstanding was 1.9% and 2.1% at March 31, 2001 and December 31, 2001, respectively.

We believe that the allowance for credit losses is currently adequate to cover probable losses in our owned portfolio that can be reasonably estimated. No single loan, borrower or series of such loans comprises a significant portion of the total portfolio. The provision and allowance for credit losses are indicative of loan volumes, loss trends and management's analysis of market conditions.

The following table sets forth the activity in the allowance for credit losses:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                    --------------------------
                                                       2001             2000
                                                    ---------        ---------
                                                       (DOLLARS IN THOUSANDS)
Balance at beginning of period                      $ 104,006        $  64,217
Chargeoffs:
  Mortgage loans                                         (161)            (472)
  Consumer loans                                      (28,303)          (8,544)
                                                    ---------        ---------
                                                      (28,464)          (9,016)
Recoveries:
  Mortgage loans                                            1                1
  Consumer loans                                        8,567            2,847
                                                    ---------        ---------
                                                        8,568            2,848
                                                    ---------        ---------
Net chargeoffs                                        (19,896)          (6,168)
Provision for credit losses                            26,982           11,945
Write-down of nonperforming assets                     (1,032)              00
                                                    ---------        ---------
Balance at end of period                            $ 110,060        $  69,994
                                                    =========        =========

Ratio of net chargeoffs during the period to
  average loans outstanding during the period
  (annualized)                                           1.52%            1.07%

The following table presents summarized data relative to the allowance for loan and real estate losses at the dates indicated:

                                                                         MARCH 31.        DECEMBER 31,
                                                                           2001               2000
                                                                       ------------       ------------
                                                                            (DOLLARS IN THOUSANDS)
Total loans(1)                                                         $  5,715,171       $  4,924,053
Allowance for loan losses                                                   110,060            104,006
Allowance for real estate owned losses                                          250                250
Loans past due 60 days or more                                               41,092             37,911
Nonperforming loans                                                           7,487              9,132
Nonperforming assets(2)                                                      17,121             14,933
Allowance for credit losses as a percent of:
    Total loans(1)                                                              1.9%               2.1%
    Loans past due 60 days or more                                            267.8%             274.3%
    Nonperforming loans                                                     1,470.0%           1,138.9%
    Total allowance for credit losses and REO losses as a percent
          of nonperforming assets                                             644.3%             698.2%
Nonperforming loans as a percent of total loans                                 0.1%               0.2%
Nonperforming assets as a percent of total assets                               0.2%               0.2%

(1) Loans net of unearned interest and undisbursed loan proceeds.

(2) Nonperforming loans, real estate owned, and repossessed assets.

CAPITAL RESOURCES AND LIQUIDITY

Overview

We require substantial capital resources and cash to support our business. Our ability to maintain positive cash flows from automobile operations is the result of our consistent managed growth, favorable loss experience and efficient operations.

In addition to our indirect statement of cash flows as presented under GAAP, we also analyze the key cash flows from our automobile operations on a direct basis excluding certain items such as the purchase or sale of automobile contracts. The following table shows our operating cash flows:

                                   THREE MONTHS ENDED
                                        MARCH 31,
                                  --------------------
                                   2001          2000
                                 --------      --------
                                 (DOLLARS IN THOUSANDS)
Cash flows from owned loans       $63,951      $36,048
Cash flows from trusts             16,395       35,550
Contractual servicing income       15,917       11,682
Other fee income                   18,002       14,692

Less:
Dealer participation               29,237       22,878
Operating costs                    50,667       47,679
                                  -------      -------
Operating cash flows              $34,361      $27,415
                                  =======      =======

Operating cash flows improved for the three months ended March 31, 2001 compared with the three months ended March 31, 2000 as a result of the improving credit quality of our serviced portfolio as well as improved operating efficiency and declining dealer participation rates.

PRINCIPAL SOURCES OF CASH

- Collections of Principal and Interest from Automobile Contracts - Principal and interest collections totaled $1.1 billion for the three months ended March 31, 2001 compared with $0.9 billion for the three months ended March 31, 2000.

- Deposits -- Deposits decreased to $2.3 billion at March 31, 2001 from $2.5 billion at December 31, 2000.

- Contract Securitizations -- For the quarter ended March 31, 2001, we securitized $1.0 billion compared to $1.2 billion securitized a year earlier.

- Borrowings and Other Sources of Funds -- Borrowings and other sources of funds, which includes notes payable, securities sold under agreements to repurchase, and FHLB advances, increased to $5.0 billion at March 31, 2001 from $4.0 billion at December 31, 2000. The increase is due to a $1.0 billion securitization for the three months ended March 31, 2001 that was treated as a secured financing.

PRINCIPAL USES OF CASH

- Acquisition of Loans or Investment Securities - For the three months ended March 31, 2001, total loan originations were $1.0 billion compared with $1.2 billion for the three months ended March 31, 2000. We purchased $209 million of MBS and other investment securities during the three months ended March 31, 2001 compared with $554 million during the three months ended March 31, 2000.

- Payments of Principal and Interest on Securitization Transactions - Payments of principal and interest to noteholders and certificateholders totaled $778 million for the three months ended March 31, 2001 compared with $1.1 billion for the three months ended March 31, 2000. During the first quarter of the prior year, we paid off a $500 million conduit facility secured by automobile contracts in a private placement established in September 1999. This caused our payment of principal and interest to decrease in the current year compared to the prior year.

- Dealer Participation - Participation paid by us to dealers for the three months ended March 31, 2001 totaled $29.2 million compared with $22.9 million for the same period in 2000.

- Advances to Spread Accounts - The amounts due from trusts at March 31, 2001, including initial advances not yet returned, was $290 million compared with $357 million at December 31, 2000.

- Operating Our Business - Operating expenses totaled $61.3 million for the three months ended March 31, 2001 compared to $56.0 million for the three months ended March 31, 2000.

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

The following table summarizes the Bank's actual capital and required capital as of March 31, 2001 and December 31, 2000:

                                                                              TIER 1
                                               TANGIBLE        CORE         RISK-BASED     RISK-BASED
                                               CAPITAL        CAPITAL        CAPITAL         CAPITAL
                                               --------       --------      ----------     ----------
                                                               (DOLLARS IN THOUSANDS)
MARCH 31, 2001
Actual Capital:
  Amount                                       $554,144       $554,144       $554,144       $805,996
  Capital ratio                                    7.38%          7.38%          8.09%         11.77%
FIRREA minimum required capital:
  Amount                                       $112,579       $225,158            N/A       $548,062
  Capital ratio                                    1.50%          3.00%           N/A           8.00%
  Excess                                       $441,565       $328,986            N/A       $257,934
FDICIA well capitalized required capital:
  Amount                                            N/A       $375,264       $411,047       $685,078
  Capital ratio                                     N/A           5.00%          6.00%         10.00%
  Excess                                            N/A       $178,880       $143,097       $120,918

DECEMBER 31, 2000
Actual Capital:
  Amount                                       $533,571       $533,571       $533,571       $780,317
  Capital ratio                                    8.03%          8.03%          8.32%         12.16%
FIRREA minimum required capital:
  Amount                                       $ 99,664       $199,327            N/A       $513,242
  Capital ratio                                    1.50%          3.00%           N/A           8.00%
  Excess                                       $433,907       $334,244            N/A       $267,075
FDICIA well capitalized required capital:
  Amount                                            N/A       $332,212       $384,931       $641,552
  Capital ratio                                     N/A           5.00%          6.00%         10.00%
  Excess                                            N/A       $201,359       $148,640       $138,765

The decline in capital ratios from December 30, 2000 to March 31, 2001 is the result of an increase in the amount of automobile contracts held by us as we continue to grow our automobile lending operations.

The following table reconciles the Bank's capital in accordance with GAAP to the Bank's tangible, core and risk-based capital:

                                                     MARCH 31,      DECEMBER 31,
                                                       2001            2000
                                                     ---------      ------------
                                                       (DOLLARS IN THOUSANDS)
Shareholder's equity -- GAAP basis                   $ 474,045       $ 462,226
Adjustments for tangible and core capital:
  Unrealized losses under SFAS 115 and SFAS 133         21,539          14,816
  Non-permissible activities                              (115)           (115)
  Minority interest in equity of subsidiaries           58,675          56,644
                                                     ---------       ---------
Total tangible and core capital                        554,144         533,571
Adjustments for risk-based capital:
  Subordinated debentures(1)                           166,182         166,497
  General loan valuation allowance(2)                   85,670          80,249
                                                     ---------       ---------
  Risk-based capital                                 $ 805,996       $ 780,317
                                                     =========       =========

 (1) Excludes capitalized discounts and issue costs.

 (2) Limited to 1.25% of risk-weighted assets.

FORWARD-LOOKING STATEMENTS

Included in our Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q are several "forward-looking statements." Forward-looking statements are those which use words such as "believe", "expect", "anticipate", "intend", "plan", "may", "will", "should", "estimate", "continue", or other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks and uncertainties we face are:

   - the level of chargeoffs, as an increase in the level of chargeoffs will decrease our earnings;

   - the ability to originate new automobile contracts in a sufficient amount to reach our needs, as a decrease in the amount we originate will reduce our earnings;

   - a decrease in the difference between the average interest rate we receive on the automobile contracts we originate and the rate of interest we must pay to fund those automobile contracts, as a decrease will reduce our earnings;

   - the continued availability of sources of funding for our operations, as a reduction in the availability of funding will reduce our ability to originate automobile contracts;

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

The Asset/Liability Committee closely monitors interest rate and prepayment risks and recommends policies for managing such risks. The primary measurement tool for evaluating this risk is the use of interest rate shock analysis. This analysis simulates the effects of an instantaneous and sustained change in interest rates (in increments of 100 basis points) on our assets and liabilities and measures the resulting increase or decrease to our net portfolio value, also known as NPV. NPV is the discounted value of the future cash flows (or `paths' of cash flows in the presence of options based on volatility assumptions and an arbitrage free Monte Carlo simulation method to achieve the current market price) of all assets minus all liabilities whose value is effected by interest rates changes plus the book value of non-interest rate sensitive assets minus the book value of non-interest rate sensitive liabilities. The NPV ratio is the ratio of the NPV to the market value of our assets as calculated above. In general, an increase in interest rates would more adversely affect our NPV than would a decrease in interest rates.

Another important measurement of our interest rate risk is `GAP' analysis. GAP is defined as the difference between the amount of interest sensitive assets that reprice versus the amount of interest sensitive liabilities that also reprice within a defined period of time. We have more interest sensitive liabilities rather than assets repricing in shorter term maturity buckets and more interest sensitive assets rather than liabilities repricing in longer term maturity buckets.

The following table summarizes our maturity GAP position:

                                                          INTEREST RATE SENSITIVITY ANALYSIS AT MARCH 31, 2001
                                         --------------------------------------------------------------------------------------
                                                                                        3 Years
                                           Within        3 Months       1 Year to          to          After 5
                                          3 Months       to 1 Year       3 Years        5 Years         Years          Total
                                         -----------    -----------    -----------    -----------    -----------    -----------
                                                               (Dollars in thousands)
Interest earning assets:
   Investment securities                 $     8,243                   $       131    $       357    $     1,025    $     9,756
   Other investments                          20,210    $       510                                                      20,720
   Mortgage-backed securities                299,187        615,260        748,838        355,704        317,534      2,336,523
                                         -----------    -----------    -----------    -----------    -----------    -----------
          Total investments                  327,640        615,770        748,969        356,061        318,559      2,366,999
   Consumer loans(1)                         346,543      1,316,305      2,357,686      1,090,684         28,837      5,140,055
   Mortgage loans:
      Adjustable rate(2)                     363,462         72,006                                                     435,468
      Fixed rate(2)                              864         10,646          6,760          5,057         13,955         37,282
   Construction loans(2)                       9,582                                                                      9,582
   Commercial loans(2)                        86,120          3,252          1,681            864            867         92,784
                                         -----------    -----------    -----------    -----------    -----------    -----------
          Total interest earning assets    1,134,211      2,017,979      3,115,096      1,452,666        362,218      8,082,170
Interest bearing liabilities:
   Deposits:
      Passbook accounts(3)                     2,133          5,770          3,371                                       11,274
      Demand deposit and money
         market accounts(3)                  116,108        204,148        294,937                                      615,193
      Certificate accounts(4)                496,147      1,035,842         47,757          2,065                     1,581,811
      FHLB advances(4)                       622,300          6,500                                        3,031        631,831
      Securities sold under
         agreements to repurchase(4)         173,380                                                                    173,380
      Subordinated debentures(4)                                            41,210                       148,098        189,308
      Notes payable on automobile
         secured financing(4)                287,866      1,122,488      2,020,990        770,167                     4,201,511
      Other borrowings(4)                     26,694                                                                     26,694
                                         -----------    -----------    -----------    -----------    -----------    -----------
      Total interest bearing
         liabilities                       1,724,628      2,374,748      2,408,265        772,232        151,129      7,431,002
                                         -----------    -----------    -----------    -----------    -----------    -----------

Excess interest earning/bearing
   assets (liabilities)                     (590,417)      (356,769)       706,831        680,434        211,089        651,168
Effect of hedging activities(5)            1,824,500       (272,440)      (617,980)      (269,580)      (664,500)
                                         -----------    -----------    -----------    -----------    -----------    -----------
Hedged excess (deficit)                  $ 1,234,083    $  (629,209)   $    88,851    $   410,854    $  (453,411)   $   651,168
                                         ===========    ===========    ===========    ===========    ===========    ===========

Cumulative excess                        $ 1,234,083    $   604,874    $   693,725    $ 1,104,579    $   651,168    $   651,168
                                         ===========    ===========    ===========    ===========    ===========    ===========

Cumulative excess as a percentage
  of total interest earning assets             15.27%          7.48%          8.58%         13.67%          8.06%          8.06%

(1) Based on contractual maturities adjusted by our historical prepayment rate.

(2) Based on interest rate repricing adjusted for projected prepayments.

(3) Based on assumptions established by the OTS.

(4) Based on contractual maturity.

(5) Includes effect of cash flow hedges on our future deposits.

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

               None

ITEM 5.        OTHER INFORMATION

               None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

         (a)   EXHIBITS

               None

         (b)   REPORTS ON FORM 8-K

               We filed a report on Form 8-K on March 2, 2001 which was subsequently amended by a report filed on Form 8-K/A on April 24, 2001 to present the consolidated financial statements as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WESTCORP
--------------------------------------------------------------------------------
                                  (Registrant)



 Date: May 14 , 2001           By: /s/ Joy Schaefer
       -----------------           ---------------------------------------------
                                   Joy Schaefer
                                   President and Chief Operating Officer

 Date: May 14, 2001            By: /s/ Lee A. Whatcott
       -----------------           ---------------------------------------------
                                   Lee A. Whatcott
                                   Executive Vice President (Principal Financial
                                   and Accounting Officer) and Chief Financial
                                   Officer