Form 10-Q
period 2001-06-30
WESTCORP /CA/
filed 2001-08-14
CIK 813461

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ____________________


                         COMMISSION FILE NUMBER 33-13646


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



                                 (949) 727-1002
--------------------------------------------------------------------------------
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

As of July 31, 2001, the registrant had 35,792,874 outstanding shares of common stock, $1.00 par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 32.

                            WESTCORP AND SUBSIDIARIES

                                    FORM 10-Q

                                  JUNE 30, 2001

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition at
         June 30, 2001 and December 31, 2000                                3

         Consolidated Statements of Income for the
         Three and Six Months Ended June 30, 2001 and 2000                  4

         Consolidated Statements of Changes in Shareholders' Equity
         for the Periods Ended June 30, 2001 and December 31, 2000          5

         Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 2001 and 2000                            6

         Notes to Unaudited Consolidated Financial Statements               7

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               11

Item 3   Quantitative and Qualitative Disclosure about Market Risk         28

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 30

Item 2.  Changes in Securities                                             30

Item 3.  Defaults Upon Senior Securities                                   30

Item 4.  Submission of Matters to a Vote of Security Holders               30

Item 5.  Other Information                                                 31

Item 6.  Exhibits and Reports on Form 8-K                                  31

SIGNATURES                                                                 32

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            WESTCORP AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                               JUNE 30,           DECEMBER 31,
                                                                 2001                 2000
                                                              -----------         -----------
                                                                   (DOLLARS IN THOUSANDS)
ASSETS
Cash and cash equivalents                                     $    40,686         $   128,763
Investment securities available for sale                            9,953              10,734
Mortgage-backed securities available for sale                   2,386,345           2,230,448
Loans receivable                                                6,456,137           4,924,053
Allowance for credit losses                                      (122,576)           (104,006)
                                                              -----------         -----------
  Loans receivable, net                                         6,333,561           4,820,047
Amounts due from trusts                                           231,426             357,051
Retained interest in securitized assets                            80,602             111,558
Premises and equipment, net                                        83,055              83,991
Other assets                                                      170,364             125,318
                                                              -----------         -----------
          TOTAL ASSETS                                        $ 9,335,992         $ 7,867,910
                                                              ===========         ===========

LIABILITIES
Deposits                                                      $ 2,248,173         $ 2,478,487
Notes payable on automobile secured financing                   5,198,550           3,473,377
Securities sold under agreements to repurchase                    157,761             178,821
Federal Home Loan Bank advances                                   391,492             409,570
Amounts held on behalf of trustee                                 386,558             494,858
Subordinated debentures                                           188,752             189,962
Notes payable                                                       5,285              27,802
Other liabilities                                                 108,971              71,221
                                                              -----------         -----------
          TOTAL LIABILITIES                                     8,685,542           7,324,098

Minority interest                                                  81,751              56,644

SHAREHOLDERS' EQUITY
Common stock, (par value $1.00 per share; authorized
  45,000,000 shares; issued and outstanding 35,777,703
  shares in June 2001 and 31,931,826 in December 2000)             35,778              31,932
Paid-in capital                                                   299,683             246,889
Retained earnings                                                 250,652             223,163
Accumulated other comprehensive loss, net of tax                  (17,414)            (14,816)
                                                              -----------         -----------
          TOTAL SHAREHOLDERS' EQUITY                              568,699             487,168
                                                              -----------         -----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 9,335,992         $ 7,867,910
                                                              ===========         ===========

     See accompanying notes to unaudited consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                      JUNE 30,                              JUNE 30,
                                                            ------------------------------        ------------------------------
                                                               2001               2000               2001               2000
                                                            -----------        -----------        -----------        -----------
                                                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Interest income:
  Loans, including fees                                     $   198,731        $    89,080        $   371,374        $   162,681
  Other                                                          36,869             36,962             76,893             64,250
                                                            -----------        -----------        -----------        -----------
    TOTAL INTEREST INCOME                                       235,600            126,042            448,267            226,931

Interest expense:
  Deposits                                                       32,247             31,000             65,752             59,813
  Notes payable on automobile secured financing                  81,008             14,886            154,017             24,689
  Other                                                          13,395             20,444             26,308             31,892
                                                            -----------        -----------        -----------        -----------
    TOTAL INTEREST EXPENSE                                      126,650             66,330            246,077            116,394
                                                            -----------        -----------        -----------        -----------
NET INTEREST INCOME                                             108,950             59,712            202,190            110,537
Provision for credit losses                                      39,640             15,246             66,623             27,191
                                                            -----------        -----------        -----------        -----------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                                              69,310             44,466            135,567             83,346

Noninterest income:
  Automobile lending                                             23,428             43,062             50,363             89,561
  Other                                                           3,044              2,676              6,579             11,958
                                                            -----------        -----------        -----------        -----------
    TOTAL NONINTEREST INCOME                                     26,472             45,738             56,942            101,519

Noninterest expenses:
  Salaries and associate benefits                                37,931             34,109             73,608             68,296
  Credit and collections                                          6,443              4,796             12,861             10,261
  Data processing                                                 4,947              4,050              9,436              8,042
  Other                                                          13,636             13,278             28,377             25,679
                                                            -----------        -----------        -----------        -----------
    TOTAL NONINTEREST EXPENSES                                   62,957             56,233            124,282            112,278
                                                            -----------        -----------        -----------        -----------
INCOME BEFORE INCOME TAX                                         32,825             33,971             68,227             72,587
Income tax                                                       12,515             13,541             26,848             29,689
                                                            -----------        -----------        -----------        -----------
INCOME BEFORE MINORITY INTEREST                                  20,310             20,430             41,379             42,898
Minority interest in earnings of subsidiaries                     3,421              2,873              6,782              5,499
                                                            -----------        -----------        -----------        -----------
INCOME BEFORE EXTRAORDINARY ITEM                                 16,889             17,557             34,597             37,399
Extraordinary gain from early extinguishment of debt
  (net of income taxes of $6, $44, $11, and $158,
  respectively)                                                       8                 61                 16                218
                                                            -----------        -----------        -----------        -----------
NET INCOME                                                  $    16,897        $    17,618        $    34,613        $    37,617
                                                            ===========        ===========        ===========        ===========
Net income per common share - basic
  Income before extraordinary item                          $      0.50        $      0.64        $      1.06        $      1.38
  Extraordinary item                                               0.00               0.00               0.00               0.01
                                                            -----------        -----------        -----------        -----------
    Net income                                              $      0.50        $      0.64        $      1.06        $      1.39
                                                            ===========        ===========        ===========        ===========
Net income per common share - diluted:
  Income before extraordinary item                          $      0.50        $      0.64        $      1.05        $      1.38
  Extraordinary item                                               0.00               0.00               0.00               0.01
                                                            -----------        -----------        -----------        -----------
    Net income                                              $      0.50        $      0.64        $      1.05        $      1.39
                                                            ===========        ===========        ===========        ===========
Weighted average number of common shares
  outstanding:
    Basic                                                    33,509,549         27,476,303         32,731,454         27,036,823
    Diluted                                                  33,753,794         27,478,055         32,920,043         27,044,660

          See accompanying notes to consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                       ACCUMULATED
                                                                                                          OTHER
                                                                                                      COMPREHENSIVE
                                                                  COMMON      PAID-IN     RETAINED    INCOME (LOSS),
                                                     SHARES        STOCK      CAPITAL     EARNINGS      NET OF TAX       TOTAL
                                                   ----------     -------     --------    --------    --------------    --------
                                                                      (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

Balance at January 1, 2000                         26,597,344     $26,597     $190,137    $157,465       $(21,481)      $352,718
  Net income                                                                                74,743                        74,743
  Unrealized gains on securities available
    for sale and retained interest in
    securitized assets, net of tax (1)                                                                      6,665          6,665
                                                                                                                        --------
  Comprehensive income                                                                                                    81,408
  Issuance of common stock                          5,334,482       5,335       50,349                                    55,684
  Issuance of subsidiary common stock                                            6,403                                     6,403
  Cash dividends                                                                            (9,045)                       (9,045)
                                                   ----------     -------     --------    --------       --------       --------
Balance at December 31, 2000                       31,931,826      31,932      246,889     223,163        (14,816)       487,168
  Net income                                                                                34,613                        34,613
  Unrealized gains on securities available for
    sale and retained interest in securitized
    assets, net of tax (1)                                                                                  5,309          5,309
  Unrealized hedge losses on derivatives, net
    of tax (2)                                                                                            (15,007)       (15,007)
  Less: Reclassification adjustment for losses
    on securities available for sale included
    in net income (3)                                                                                         625            625
  Less: Reclassification adjustment for losses
    on derivatives included in income (4)                                                                   6,475          6,475
                                                                                                                        --------
  Comprehensive income                                                                                                    32,015
  Issuance of subsidiary common stock                                           (2,771)                                   (2,771)
  Issuance of common stock                          3,845,877       3,846       57,981                                    61,827
  Cash dividends                                                                            (7,124)                       (7,124)
  Other                                                                         (2,416)                                   (2,416)
                                                   ----------     -------     --------    --------       --------       --------
Balance at June 30, 2001                           35,777,703     $35,778     $299,683    $250,652       $(17,414)      $568,699
                                                   ==========     =======     ========    ========       ========       ========

--------------
(1) The pre-tax decrease in unrealized losses on securities available for sale and retained interest in securitized assets was $9.0 million for the six months ended June 30, 2001 compared with $11.3 million for the period ended December 31, 2000.

(2) The pre-tax increase in unrealized losses on cash flow hedges was $25.4 million for the six months ended June 30, 2001.

(3) The pre-tax amount of unrealized losses on securities available for sale reclassified into earnings was $1.1 million for the six months ended June 30, 2001.

(4) The pre-tax amount of unrealized losses on derivatives reclassified into earnings was $11.0 million for the six months ended June 30, 2001.

                            WESTCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                ----------------------------
                                                                   2001             2000
                                                                -----------      -----------
                                                                    (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                      $    34,613      $    37,617
Adjustments to reconcile net income to net cash
  provided by operating activities:
Loans held for sale:
  Origination of loans                                                              (760,973)
  Proceeds from contract securitizations                                             660,000
  Proceeds from sale of mortgage loans                                1,875              943
  Loan payments and payoffs                                                          143,716
Provision for credit losses                                          66,623           27,191
Depreciation and amortization                                        52,948           53,474
Increase in other assets                                            (47,020)         (29,933)
Increase (decrease) in other liabilities                             15,210          (12,608)
Other, net                                                           11,063           (1,562)
                                                                -----------      -----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                       135,312          117,865

INVESTING ACTIVITIES
Loans receivable:
  Origination of loans                                           (2,623,238)      (1,437,205)
  Loan payments and payoffs                                       1,039,851          271,428
Investment securities available for sale:
  Purchases                                                          (1,101)            (780)
  Payments received                                                     896
Mortgage-backed securities:
  Purchases                                                        (641,956)        (554,061)
  Proceeds from sale                                                137,568
  Payments received                                                 392,579           69,629
Increase in retained interest in securitized assets                                  (19,239)
Decrease in amounts due from trusts                                 125,625           35,984
Purchase of premises and equipment                                   (6,378)          (5,112)
Other, net                                                              625
                                                                -----------      -----------
    NET CASH USED IN INVESTING ACTIVITIES                        (1,575,529)      (1,639,356)

FINANCING ACTIVITIES
(Decrease) increase in deposits                                    (248,848)         146,892
(Decrease) increase in securities sold under agreements
  to repurchase                                                     (20,846)         380,716
Proceeds from notes payable on automobile secured financing       2,365,412        1,482,024
Payments on notes payable on automobile secured financing          (644,530)        (502,704)
Decrease in borrowings                                              (22,517)          (2,722)
Decrease in amounts held on behalf of trustee                      (108,300)         (78,447)
Decrease in FHLB advances                                           (18,078)        (127,094)
Decrease in subordinated debentures                                  (1,505)          (8,426)
Proceeds from issuance of common stock                               61,827           55,708
Proceeds from issuance of subsidiary common stock                    13,623           23,389
Cash dividends                                                       (7,124)          (2,660)
Other, net                                                          (16,974)           6,403
                                                                -----------      -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                     1,352,140        1,373,079
                                                                -----------      -----------
DECREASE IN CASH AND CASH EQUIVALENTS                               (88,077)        (148,412)
Cash and cash equivalents at beginning of period                    128,763          171,365
                                                                -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $    40,686      $    22,953
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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in the Westcorp Form 10-K/A. Certain amounts from the 2000 consolidated financial statements have been reclassified to conform to the 2001 presentation.

NOTE 2 - MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

Mortgage-backed securities available for sale consisted of the following:

                                                       JUNE 30, 2001
                                     ----------------------------------------------------
                                                    GROSS         GROSS
                                     AMORTIZED    UNREALIZED    UNREALIZED       FAIR
                                        COST         GAIN          LOSS          VALUE
                                     ----------   ----------    ----------     ----------
                                                    (DOLLARS IN THOUSANDS)
GNMA certificates                    $2,336,455     $10,213     $   26,825     $2,319,843
FNMA participation certificates          61,538          11              7         61,542
FHLMC participation certificates          1,869         685              8          2,546
Other                                     2,414                                     2,414
                                     ----------     -------     ----------     ----------
                                     $2,402,276     $10,909     $   26,840     $2,386,345
                                     ==========     =======     ==========     ==========

                                                     DECEMBER 31, 2000
                                     ----------------------------------------------------
                                                     GROSS        GROSS
                                      AMORTIZED    UNREALIZED   UNREALIZED       FAIR
                                        COST         GAIN          LOSS          VALUE
                                     ----------     -------     ----------     ----------
                                                    (DOLLARS IN THOUSANDS)
GNMA certificates                    $2,181,067     $17,533     $   41,524     $2,157,076
FNMA participation certificates          69,278           3            411         68,870
FHLMC participation certificates          1,948                         10          1,938
Other                                     2,564                                     2,564
                                     ----------     -------     ----------     ----------
                                     $2,254,857     $17,536     $   41,945     $2,230,448
                                     ==========     =======     ==========     ==========

NOTE 3 - NET LOANS RECEIVABLE

Net loans receivable consisted of the following:

                                             JUNE 30,        DECEMBER 31,
                                               2001              2000
                                            -----------      -----------
                                               (DOLLARS IN THOUSANDS)
Consumer:
  Automobile contracts                      $ 5,919,364      $ 4,307,267
  Dealer participation, net of deferred
    contract fees                               112,142           82,717
  Other                                          11,688           13,456
  Unearned discounts                           (106,441)         (94,404)
                                            -----------      -----------
                                              5,936,753        4,309,036
Real Estate:
  Mortgage                                      420,875          498,963
  Construction                                   19,573           14,784
                                            -----------      -----------
                                                440,448          513,747
Undisbursed loan proceeds                        (7,884)          (6,316)
                                            -----------      -----------
                                                432,564          507,431
Commercial                                       86,820          107,586
                                            -----------      -----------
                                              6,456,137        4,924,053
Allowance for credit losses                    (122,576)        (104,006)
                                            -----------      -----------
                                            $ 6,333,561      $ 4,820,047
                                            ===========      ===========

Automobile contracts managed by us for the benefit of others totaled approximately $1.8 billion and $2.6 billion at June 30, 2001 and December 31, 2000, respectively. The decrease in automobile contracts managed by us for the benefit of others is the result of our newer securitization transactions being treated as secured financings rather than sales.

NOTE 4 - RETAINED INTEREST IN SECURITIZED ASSETS

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

The following table sets forth the components of the RISA:

                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                      JUNE 30,                     JUNE 30,
                                               -----------------------      ------------------------
                                                 2001           2000          2001           2000
                                               --------      ---------      ---------      ---------
                                                              (DOLLARS IN THOUSANDS)
Beginning balance                              $ 98,167      $ 164,640      $ 111,558      $ 167,277
Additions                                                                                     19,240
Amortization                                    (18,065)       (23,092)       (32,431)       (45,327)
Change in unrealized gain/loss on RISA (1)          500           (909)         1,475           (551)
                                               --------      ---------      ---------      ---------
Balance at end of period (2)                   $ 80,602      $ 140,639      $  80,602      $ 140,639
                                               ========      =========      =========      =========

-------------
(1) The change in unrealized gain/loss on RISA represents temporary changes in valuation including changes in the discount rate based on the current interest rate environment. Such amounts will not be realized unless the RISA is sold. Changes in prepayment and credit loss assumptions for the RISA are permanent in nature and impact the value of the RISA. Such permanent differences are immediately recognized in income as a component of retained interest income.

(2)  There are no restrictions on the RISA.

The following table presents the estimated future undiscounted cash flows to be received from securitizations treated as sales:

                                                          JUNE 30,        DECEMBER 31,
                                                            2001              2000
                                                        -----------       -----------
                                                           (DOLLARS IN THOUSANDS)
Estimated net undiscounted RISA earnings                $   145,868       $   235,270
Off balance sheet allowance for credit losses               (58,416)         (110,339)
Discount to present value                                    (6,850)          (13,373)
                                                        -----------       -----------
Retained interest in securitized assets                 $    80,602       $   111,558
                                                        ===========       ===========

Outstanding balance of automobile contracts
  sold through securitizations                          $ 1,804,909       $ 2,608,017
Off balance sheet allowance for losses as a
  percent of automobile contracts sold through
  securitizations                                              3.24%             4.23%

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

NOTE 5 - SECURED FINANCINGS

For the three and six months ended June 30, 2001, we issued $1.4 billion and $2.4 billion of notes secured by automobile contracts. Interest payments on the notes are due quarterly, in arrears, based on the respective note's interest rate. There were $5.2 billion of notes payable on automobile secured financing outstanding at June 30, 2001 compared with $3.5 billion at December 31, 2000. For the three and six months ended June 30, 2001, interest expense totaled $81.0 million and $154 million, respectively, compared with $14.9 million and $24.7 for the same respective periods in 2000. The increase in interest expense is due to treating our recent securitization transactions as secured financings rather than sales.

The contracts originated and held by us are fixed rate and, accordingly, we have exposure to changes in interest rates. To protect against potential changes in interest rates affecting interest payments on future securitization transactions, we enter into various hedge agreements, which qualify as cash flow hedges under FAS 133. We settle such financial instruments at the time we close these securitization transactions and receive or pay cash equal to the gain or loss on these instruments. Therefore, the total interest payment cash flows on these notes are adjusted at such time. Unrealized gains or losses on these agreements are deferred in accumulated other comprehensive income (loss) until the completion of the securitization transaction. Once the transaction is complete, this deferred amount is amortized into earnings over the duration of the secured financing.

Included in notes payable on automobile secured financing are variable rate notes related to our secured financing transactions. To protect against potential changes in interest rates affecting future payments on the notes, we enter into fixed-rate swap agreements. Unrealized gains or losses related to these agreements are deferred in accumulated other comprehensive income (loss). Cash received or cash paid related to these agreements are included in interest expense.

NOTE 6 - DIVIDENDS

On May 3, 2001 we declared a cash dividend of $0.11 per share for shareholders of record as of June 5, 2001 which was paid on June 15, 2001.

NOTE 7 - RIGHTS OFFERING

We completed a rights offering in May 2001 in which we raised a total of $61 million through the issuance of 3.7 million additional common shares at a price of $16.25 per share. With the completion of this offering, our total number of common shares issued and outstanding increased 12% to 35.7 million shares.

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

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is affected by the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities (net interest rate spread) and the relative amounts of our interest earning assets and interest bearing liabilities. For the three and six months ended June 30, 2001, net interest income totaled $109 million and $202 million, respectively, compared with $59.7 million and $111 million for the same respective periods in 2000. The increase in net interest income as well as the improvement in net interest spread is primarily the result of us treating our recent securitization transactions as secured financings.

Interest rates for interest earning assets and interest bearing liabilities for the three and six months ended June 30, 2001 and 2000 were as follows:

                                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                                        JUNE 30,              JUNE 30,
                                                    -----------------     -----------------
                                                     2001       2000       2001       2000
                                                    ------     ------     ------     ------
                                                    YIELD/     YIELD/     YIELD/     YIELD/
                                                     RATE       RATE       RATE       RATE
                                                    ------     ------     ------     ------
Interest earning assets:
  Total investments:
    Mortgage-backed securities                        6.00%      6.85%      6.30%      6.73%
    Other investments                                 5.45       6.43       5.66       5.76
                                                     -----      -----      -----      -----
      Total investments                               5.97       6.81       6.26       6.63

  Total loans:
    Consumer loans                                   13.76      14.35      13.80      14.50
    Mortgage loans (1)                                8.06       7.77       8.24       7.67
    Commercial loans                                  7.71       9.13       8.16       9.14
                                                     -----      -----      -----      -----
      Total loans                                    13.22      12.78      13.22      12.72
                                                     -----      -----      -----      -----
      Total interest earning assets                  11.12      10.18      11.11      10.11

Interest bearing liabilities:
  Deposits                                            5.60       5.46       5.65       5.32
  Notes payable on automobile secured financing       6.84       6.78       6.97       6.75
  Securities sold under agreements to repurchase      4.71       6.05       5.19       5.84
  FHLB advances and other borrowings                  4.80       7.03       5.30       6.50
  Subordinated debentures                             8.92       8.99       8.92       8.99
                                                     -----      -----      -----      -----
      Total interest bearing liabilities              6.33       6.08       6.46       5.90
                                                     -----      -----      -----      -----
Interest rate spread                                  4.79%      4.10%      4.65%      4.21%
                                                     =====      =====      =====      =====
Net yield on average interest earning assets          5.21%      4.82%      5.06%      4.95%
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

For the three and six months ended June 30, 2001, the provision for credit losses totaled $39.6 million and $66.6 million, respectively, compared with $15.2 million and $27.2 million for the same respective periods a year earlier. The increase in the provision for credit losses was the result of a higher level of automobile contracts held on the balance sheet. The allowance for credit losses as a percentage of owned loans outstanding was 1.9% and 2.1% at June 30, 2001 and December 31, 2000, respectively.

NONINTEREST INCOME

Automobile Lending

On a regular basis, we securitize automobile contracts in the asset-backed securities market and retain the servicing rights. Such transactions are treated as either sales to a securitization trust or as secured financings for accounting purposes. For transactions treated as sales to a securitization trust, we record a non-cash gain equal to the present value of the estimated future cash flows from the portfolio of automobile contracts sold less the write-off of dealer participation balances and the effect of hedging activities. For these securitizations, net interest earned on the automobile contracts sold and fees earned for servicing the contract portfolios are recognized over the life of the securitization transactions as contractual servicing income, retained interest income and other fee income.

The components of automobile lending income were as follows:

                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                              JUNE 30,                JUNE 30,
                                         -------------------     -------------------
                                          2001        2000        2001        2000
                                         -------     -------     -------     -------
                                                   (DOLLARS IN THOUSANDS)
Gain on sale of automobile contracts                                         $ 7,719
Retained interest income                 $   241     $17,616     $ 3,077      30,932
Contractual servicing income               6,135      11,444      13,500      23,127
Other fee income                          17,052      14,002      33,786      27,783
                                         -------     -------     -------     -------
    Total automobile lending income      $23,428     $43,062     $50,363     $89,561
                                         =======     =======     =======     =======

For the three and six months ended June 30, 2001, we securitized $1.4 billion and $2.4 billion of automobile receivables in transactions treated as secured financings. For the three and six months ended June 30, 2000, we securitized $1.0 billion and $2.2 billion. Of the $2.2 billion, $660 million was treated as a sale and $1.5 billion were treated as secured financings. No gain on sale was recognized for the three and six months ended June 30, 2001, compared with no gain on sale and $7.7 million for the same respective periods in 2000.

For the three and six months ended June 30, 2001, retained interest income totaled $0.2 million and $3.1 million, respectively, compared with $17.6 million and $30.9 million for the same respective periods in 2000. For accounting purposes, retained interest income is only recognized on contracts sold through securitization transactions treated as sales. Retained interest income on securitization transactions treated as sales is dependent upon the average excess spread on the contracts sold, credit losses and the size of the sold portfolio. Retained interest income is expected to decrease as our recent securitizations are treated as secured financings.

For the three and six months ended June 30, 2001, contractual servicing income totaled $6.1 million and $13.5 million, respectively, compared with $11.4 million and $23.1 million for the same respective periods in 2000. For accounting purposes, contractual servicing income is only recognized on contracts sold through securitization transactions treated as sales. According to the terms of each securitization transaction, contractual servicing income is generally earned at rates ranging from 1.0% to 1.25% per annum on the outstanding balance of contracts securitized. Contractual servicing income decreased as our recent securitizations are treated as secured financings.

For the three and six months ended June 30, 2001, other fee income totaled $17.1 million and $33.8 million respectively, compared with $14.0 million and $27.8 million for the same respective periods in 2000. Other fee income consists primarily of documentation fees, late charges and deferment fees on our managed portfolio, including automobile contracts securitized in transactions accounted for as sales and secured financings and automobile contracts not securitized. The increase in other fee income is due to the growth in our average managed portfolio to $7.4 billion and $7.2 billion for the three and six months ended June 30, 2001, respectively, compared with $5.8 billion and $5.7 billion for the same respective periods in 2000.

Pro-Forma Statements of Income

The following pro-forma portfolio basis statements of income present our results under the assumption that all our securitization transactions are treated as secured financings rather than as sales and, therefore, provide a method by which to gauge our year to year performance. We believe that such a presentation is an important performance measure of our operations, particularly considering that our more recent securitization transactions are accounted for as secured financings. If treated as financings, no gain on sale or subsequent contractual servicing and retained interest income is recognized. Instead, the earnings of the automobile contracts in the trusts and the related financing costs are reflected over the life of the underlying pool of automobile contracts. We refer to these pro-forma results as "portfolio basis" statements of income since the automobile contracts would have remained in our on balance sheet contract portfolio if we accounted for the transactions as financings. We monitor the periodic portfolio basis earnings of our managed contract portfolio and believe these portfolio basis statements assist in better understanding our business.

The following tables present the portfolio basis statements of income and reconciliation to net income as reflected in our Consolidated Statements of
Income:

                      PORTFOLIO BASIS STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                      JUNE 30,                 JUNE 30,
                                                               ---------------------     ---------------------
                                                                 2001         2000         2001         2000
                                                               --------     --------     --------     --------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income                                                $295,845     $244,633     $580,625     $464,967
Interest expense                                                162,663      132,818      325,966      245,881
                                                               --------     --------     --------     --------
     Net interest income                                        133,182      111,815      255,659      219,086
Net chargeoffs (1)                                               36,580       19,978       69,247       48,066
Provision for growth (2)                                          7,192        7,595       12,799       12,406
                                                               --------     --------     --------     --------
     Provision for credit losses                                 43,772       27,573       82,046       60,472
                                                               --------     --------     --------     --------
     Net interest income after provision for credit losses       89,410       84,242      173,613      158,614
Noninterest income                                               20,097       16,678       40,365       39,742
Noninterest expense                                              62,988       54,305      124,333      112,930
                                                               --------     --------     --------     --------
     Income before income tax                                    46,519       46,615       89,645       85,426
Income tax (3)                                                   17,735       18,581       35,195       34,810
                                                               --------     --------     --------     --------
     Income before minority interest                             28,784       28,034       54,450       50,616
Minority interest in earnings                                     4,942        4,222        9,109        6,907
                                                               --------     --------     --------     --------
     Income before extraordinary item                            23,842       23,812       45,341       43,709
Extraordinary gain from early extinguishment of debt                  8           61           16          218
                                                               --------     --------     --------     --------
Portfolio basis net income                                     $ 23,850     $ 23,873     $ 45,357     $ 43,927
                                                               ========     ========     ========     ========

Portfolio basis net income per common share - diluted (4)      $   0.71     $   0.87     $   1.38     $   1.62
                                                               ========     ========     ========     ========

GAAP basis net income per common share - diluted (4)           $   0.50     $   0.64     $   1.05     $   1.39
                                                               ========     ========     ========     ========

------------
(1)  Represents actual chargeoffs incurred during the period, net of recoveries.

(2) Represents additional allowance for credit losses we would set aside due to an increase in the managed contract portfolio.

(3)  Such tax effect is based upon our tax rate for the respective period.

(4) Decline in earnings per share is the result of the rights offering in May 2001, which diluted the number of shares by 12%.

                     RECONCILIATION OF GAAP BASIS NET INCOME
                          TO PORTFOLIO BASIS NET INCOME
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                        JUNE 30,                    JUNE 30,
                                                 ----------------------      -----------------------
                                                   2001          2000          2001           2000
                                                 --------      --------      --------      ---------
                                                               (DOLLARS IN THOUSANDS)
GAAP net income                                  $ 16,897      $ 17,618      $ 34,613      $  37,617

Portfolio basis adjustments:
   Gain on sales of automobile contracts                                                      (7,719)
   Retained interest income                          (241)      (17,616)      (13,500)       (30,932)
   Contractual servicing income                    (6,135)      (11,444)       (3,077)       (23,127)
   Net interest income                             24,232        52,307        53,469        108,800
   Provision for credit losses                      8,097         1,289         9,577          2,255
   Net chargeoffs                                 (12,228)      (13,618)      (25,000)       (35,536)
   Operating expenses                                 (31)        1,723           (51)          (905)
   Minority interest                               (1,521)       (1,346)       (2,327)        (1,405)
                                                 --------      --------      --------      ---------
           Total portfolio basis adjustments       12,173        11,295        19,091         11,431
Net tax effect (1)                                  5,220         5,040         8,347          5,121
                                                 --------      --------      --------      ---------
Portfolio basis net income                       $ 23,850      $ 23,873      $ 45,357      $  43,927
                                                 ========      ========      ========      =========

--------------
(1)  Such tax is based on our tax rate for the respective period.

NONINTEREST EXPENSE

For the three and six months ended June 30, 2001, noninterest expense totaled $63.0 million and $124 million, respectively, compared with $56.2 million and $112 million for the same respective periods in 2000. Noninterest expense as a percent of total revenues improved to 46% and 48% for the three and six months ended June 30, 2001 compared with 53% for the same respective periods in 2000.

INCOME TAXES

We file federal and certain state tax returns on a consolidated basis. Other state tax returns are filed for each subsidiary separately. Our effective tax rate was 38% and 39% for the three and six months ended June 30, 2001 compared with an effective tax rate of 40% and 41% for the same respective periods in 2000.

FINANCIAL CONDITION

OVERVIEW

Total assets increased $1.5 billion or 18.7% to $9.3 billion at June 30, 2001 from $7.9 billion at December 31, 2000. This increase is primarily the result of an increase in automobile contracts held on the balance sheet.

LOAN PORTFOLIO

Consumer Loan Portfolio

Our consumer loan portfolio consisted of the following:

                                 JUNE 30, 2001           DECEMBER 31, 2000
                              -------------------       -------------------
                                AMOUNT        %           AMOUNT        %
                              ----------    -----       ----------    -----
                                            (DOLLARS IN THOUSANDS)
Automobile contracts          $5,925,065     99.8%      $4,295,580     99.7%
Other                             11,688      0.2           13,456      0.3
                              ----------    -----       ----------    -----
                              $5,936,753    100.0%      $4,309,036    100.0%
                              ==========    =====       ==========    =====

Commercial Loan Portfolio

For the three and six months ended June 30, 2001, we originated $71.1 million and $266 million of commercial loans, respectively, compared with $69.0 million and $127 million for the same respective periods in 2000. Though we continue to focus on expanding our commercial banking operation, it has not been a significant source of revenue.

Mortgage Loan Portfolio

Our total mortgage loan portfolio consisted of the following:

                                       JUNE 30, 2001          DECEMBER 31, 2000
                                     ------------------      ------------------
                                      AMOUNT        %         AMOUNT        %
                                     --------     -----      --------     -----
                                                (DOLLARS IN THOUSANDS)
Single family residential loans:
   First trust deeds                 $181,778      42.0%     $224,798      44.3%
   Second trust deeds                   5,606       1.3         6,056       1.2
                                     --------     -----      --------     -----
                                      187,384      43.3       230,854      45.5

Multifamily residential loans         204,724      47.3       230,004      45.3
Construction loans                     19,573       4.5        14,784       2.9
Other                                  28,767       6.7        38,105       7.5
                                     --------     -----      --------     -----
                                      440,448     101.8       513,747     101.2
Less: undisbursed loan proceeds         7,884       1.8         6,316       1.2
                                     --------     -----      --------     -----
          Total mortgage loans       $432,564     100.0%     $507,431     100.0%
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

At June 30, 2001, the percentage of accounts delinquent 30 days or greater was 2.81% compared with 3.18% at December 31, 2000. We calculate delinquency based on the contractual due date. For the three and six months ended June 30, 2001, net chargeoffs on average automobile contracts were 1.95% and 1.90%, respectively, compared with 1.35% and 1.67% for the same respective periods in 2000. The increase in credit loss experience is a result of a slowing economy.

The following table sets forth information with respect to the delinquency of our portfolio of automobile contracts managed, which includes automobile contracts that are owned by us and automobile contracts that have been sold and/or securitized but are managed by us:

                                                        JUNE 30, 2001           DECEMBER 31, 2000
                                                  -------------------------   ----------------------
                                                    AMOUNT       PERCENTAGE     AMOUNT    PERCENTAGE
                                                  ----------     ----------   ----------  ----------
                                                                 (DOLLARS IN THOUSANDS)
Automobile contracts managed at end of period     $7,617,921                  $6,818,182
                                                  ==========                  ==========
Period of delinquency
    30-59 days                                    $  152,109        2.00%     $  157,843       2.32%
    60 days or more                                   62,160        0.81          59,166       0.86
                                                  ----------        ----      ----------       ----
Total automobile contracts delinquent
    and delinquencies as a percentage of
    automobile contracts managed                  $  214,269        2.81%     $  217,009       3.18%
                                                  ==========        ====      ==========       ====

The following table sets forth information with respect to repossessions in our portfolio of managed automobile contracts:

                                               JUNE 30, 2001              DECEMBER 31, 2000
                                          ------------------------     ------------------------
                                          NUMBER OF                    NUMBER OF
                                          CONTRACTS       AMOUNT       CONTRACTS      AMOUNT
                                          ---------     ----------     ---------     ----------
                                                        (DOLLARS IN THOUSANDS)
Automobile contracts managed               662,941      $7,617,921      616,011      $6,818,182
                                           =======      ==========      =======      ==========

Repossessed vehicles                           703      $    4,485          946      $    6,199
                                           =======      ==========      =======      ==========

Repossessed vehicles as a percentage
    of number and amount of automobile
    contracts outstanding                     0.11%           0.06%        0.15%           0.09%

The following table sets forth information with respect to actual credit loss experience on our portfolio of automobile contracts managed:

                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  JUNE 30,                       JUNE 30,
                                                         --------------------------      --------------------------
                                                            2001            2000           2001            2000
                                                         ----------      ----------      ----------      ----------
                                                                            (DOLLARS IN THOUSANDS)
Automobile contracts managed                             $7,617,921      $6,071,044      $7,617,921      $6,071,044
                                                         ==========      ==========      ==========      ==========

Average automobile contracts managed during period
                                                         $7,408,488      $5,842,731      $7,203,585      $5,661,430
                                                         ==========      ==========      ==========      ==========

Gross chargeoffs                                         $   50,711      $   31,747      $   98,937      $   72,699
Recoveries                                                   14,585          11,987          30,330          25,475
                                                         ----------      ----------      ----------      ----------
Net chargeoffs                                           $   36,126      $   19,760      $   68,607      $   47,224
                                                         ==========      ==========      ==========      ==========

Net chargeoffs as a percentage of average automobile
   contracts outstanding during period                         1.95%           1.35%           1.90%           1.67%
                                                         ==========      ==========      ==========      ==========

The following table sets forth the cumulative static pool losses by month for all outstanding securitized pools:

                     CUMULATIVE STATIC POOL LOSS CURVES (1)
                                AT JUNE 30, 2001

     PERIOD (2)       1997-C       1997-D      1998-A       1998-B     1998-C      1999-A      1999-B     1999-C     2000-A
---------------------------------------------------------------------------------------------------------------------------
        1              0.00%        0.00%       0.00%        0.00%      0.00%       0.00%       0.00%      0.00%      0.00%
        2              0.05%        0.05%       0.04%        0.02%      0.04%       0.04%       0.04%      0.02%      0.03%
        3              0.12%        0.14%       0.11%        0.08%      0.11%       0.11%       0.11%      0.10%      0.10%
        4              0.29%        0.31%       0.25%        0.18%      0.23%       0.20%       0.26%      0.25%      0.20%
        5              0.46%        0.56%       0.44%        0.38%      0.39%       0.33%       0.47%      0.40%      0.36%
        6              0.67%        0.75%       0.66%        0.59%      0.50%       0.46%       0.66%      0.56%      0.55%
        7              0.93%        0.99%       0.95%        0.83%      0.61%       0.62%       0.87%      0.71%      0.71%
        8              1.16%        1.24%       1.23%        1.03%      0.75%       0.76%       1.00%      0.86%      0.91%
        9              1.37%        1.47%       1.50%        1.21%      0.86%       0.92%       1.13%      1.01%      1.10%
        10             1.66%        1.75%       1.79%        1.40%      1.00%       1.11%       1.24%      1.14%      1.27%
        11             1.94%        2.06%       2.03%        1.53%      1.17%       1.30%       1.35%      1.34%      1.45%
        12             2.16%        2.35%       2.21%        1.62%      1.32%       1.47%       1.44%      1.52%      1.58%
        13             2.40%        2.63%       2.39%        1.74%      1.48%       1.61%       1.58%      1.74%      1.73%
        14             2.65%        2.86%       2.49%        1.84%      1.66%       1.73%       1.74%      1.94%      1.85%
        15             2.90%        3.05%       2.60%        1.96%      1.79%       1.81%       1.85%      2.09%      2.00%
        16             3.15%        3.19%       2.72%        2.10%      1.91%       1.89%       2.03%      2.27%      2.15%
        17             3.36%        3.32%       2.85%        2.22%      2.01%       2.00%       2.16%      2.39%
        18             3.55%        3.42%       2.98%        2.40%      2.07%       2.10%       2.30%      2.53%
        19             3.70%        3.50%       3.11%        2.55%      2.11%       2.24%       2.42%      2.67%
        20             3.81%        3.60%       3.25%        2.69%      2.17%       2.35%       2.50%      2.81%
        21             3.91%        3.69%       3.35%        2.79%      2.24%       2.46%       2.58%      2.92%
        22             4.00%        3.81%       3.48%        2.85%      2.34%       2.55%       2.67%
        23             4.11%        3.96%       3.62%        2.89%      2.43%       2.63%       2.77%
        24             4.21%        4.10%       3.70%        2.92%      2.52%       2.71%       2.87%
        25             4.30%        4.23%       3.75%        2.97%      2.62%       2.77%
        26             4.44%        4.34%       3.80%        3.04%      2.71%       2.82%
        27             4.56%        4.44%       3.87%        3.13%      2.80%       2.89%
        28             4.66%        4.51%       3.92%        3.18%      2.87%       2.96%
        29             4.77%        4.54%       3.98%        3.24%      2.90%       3.02%
        30             4.79%        4.56%       4.06%        3.32%      2.95%
        31             4.83%        4.57%       4.11%        3.38%      2.30%
        32             4.86%        4.63%       4.17%        3.43%      2.32%
        33             4.88%        4.67%       4.22%        3.47%
        34             4.90%        4.71%       4.27%        3.48%
        35             4.92%        4.76%       4.32%        3.52%
        36             4.98%        4.80%       4.34%        3.54%
        37             5.01%        4.84%       4.35%        3.58%
        38             5.06%        4.89%       4.38%
        39             5.10%        4.92%       4.39%
        40             5.14%        4.92%       4.43%
        41             5.17%        4.93%
        42             5.17%        4.95%
        43             5.17%        4.97%
        44             5.17%
        45             5.19%
        46             5.20%

PRIME MIX (3)            53%          49%         57%          67%        70%         70%         70%        67%        69%

                     CUMULATIVE STATIC POOL LOSS CURVES (1)
                                AT JUNE 30, 2001


    PERIOD (2)             2000-B      2000-C       2000-D      2001-A     2001-B
---------------------------------------------------------------------------------
         1                  0.00%       0.00%        0.00%       0.00%      0.00%
         2                  0.02%       0.04%        0.04%       0.03%      0.03%
         3                  0.09%       0.13%        0.11%       0.09%
         4                  0.24%       0.27%        0.24%       0.20%
         5                  0.39%       0.46%        0.39%       0.33%
         6                  0.59%       0.65%        0.54%
         7                  0.78%       0.81%        0.74%
         8                  0.99%       0.93%        0.93%
         9                  1.17%       1.07%
        10                  1.33%       1.24%
        11                  1.44%       1.41%
        12                  1.57%
        13                  1.72%
        14                  1.86%

   PRIME MIX (3)              69%         68%          70%         72%        73%

------------------
(1) Cumulative static pool losses are equal to the cumulative amount of losses actually recognized up to and including a given month divided by the original principal balance of the securitization transaction.

(2) Represents the number of months since the inception of the securitization transaction.

(3)  Represents the original percentage of prime contacts sold within each pool.

Real Estate Loan Quality

The following table summarizes mortgage delinquencies over 60 days by loan type:

                           JUNE 30, 2001            DECEMBER 31, 2000
                        --------------------     ---------------------
                         AMOUNT                    AMOUNT
                        PAST DUE                  PAST DUE
                          OVER        % OF          OVER          % OF
                        60 DAYS     CATEGORY      60 DAYS      CATEGORY
                         ------     --------      --------     --------
                                    (DOLLARS IN THOUSANDS)
Single family            $7,402       3.35%        $7,585        2.78%
Multifamily                 874       0.42%           186        0.11%
                         ------       ----         ------        ----
                         $8,276       1.88%        $7,771        1.50%
                         ======       ====         ======        ====

Nonperforming Assets

NPAs consist of nonperforming loans, also known as NPLs, Chapter 13 bankruptcy accounts greater than 120 days delinquent and real estate owned, also known as REO. REO is carried at lower of cost or fair value. NPLs are defined as all nonaccrual loans. This includes mortgage loans 90 days or more past due and impaired loans where full collection of principal and interest is not reasonably assured. NPAs increased $7.7 million to $22.7 million at June 30, 2001 compared with $14.4 million at December 31, 2000. NPAs represented 0.2% of total assets at June 30, 2001 and December 31, 2000. There were no impaired loans at June 30, 2001 and December 31, 2000.

At June 30, 2001, interest on nonperforming loans excluded from interest income was $0.6 million compared to $0.5 million at December 31, 2000.

Allowance for Credit Losses

Our allowance for credit losses was $123 million at June 30, 2001 compared to $104 million at December 31, 2000. The allowance for credit losses and related provisions are determined by considering loan volumes, loan sales, prepayments, loss trends, levels of NPLs, management's analysis of market conditions, individual loan reviews, levels of assets to reserves and other relevant factors. The allowance for credit losses is reduced by net chargeoffs and increased by the provision for credit losses. For the three and six months ended June 30, 2001, the provision for credit losses was $39.6 million and $66.6 million, respectively, compared with $15.2 million and $27.2 million for the same respective periods in 2000. For the three and six months ended June 30, 2001, net chargeoffs totaled $24.4 million and $44.2 million, respectively, compared with $6.4 million and $12.5 million for the same respective periods in 2000. The increase in the allowance for credit losses was the result of a higher level of automobile contracts held on balance sheet. The allowance for credit losses as a percentage of owned loans outstanding was 1.9% and 2.1% at June 30, 2001 and December 31, 2000, respectively.

We believe that the allowance for credit losses is currently adequate to cover probable losses in our owned portfolio that can be reasonably estimated. No single loan, borrower or series of such loans comprises a significant portion of the total portfolio. The provision and allowance for credit losses are indicative of loan volumes, loss trends and management's analysis of market conditions.

The following table sets forth the activity in the allowance for credit losses:

                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                        JUNE 30,                      JUNE 30,
                                                ------------------------       ------------------------
                                                  2001            2000           2001           2000
                                                ---------       --------       ---------       --------
                                                                 (DOLLARS IN THOUSANDS)
Balance at beginning of period                  $ 110,060       $ 69,994       $ 104,006       $ 64,217
Chargeoffs:
   Mortgage loans                                    (496)          (139)           (657)          (610)
   Consumer loans                                 (33,094)        (9,231)        (61,397)       (17,775)
                                                ---------       --------       ---------       --------
                                                  (33,590)        (9,370)        (62,054)       (18,385)
Recoveries:
   Mortgage loans                                      12              1              13              2
   Consumer loans                                   9,227          3,009          17,794          5,855
                                                ---------       --------       ---------       --------
                                                    9,239          3,010          17,807          5,857
                                                ---------       --------       ---------       --------
Net chargeoffs                                    (24,351)        (6,360)        (44,247)       (12,528)
Provision for credit losses                        39,640         15,246          66,623         27,191
Write-down of non-performing assets                (2,773)                        (3,806)
                                                ---------       --------       ---------       --------
Balance at end of period                        $ 122,576       $ 78,880       $ 122,576       $ 78,880
                                                =========       ========       =========       ========

Ratio of net chargeoffs during the period
  (annualized) to average loans outstanding
  during the period                                  1.62%          0.92%           1.57%          0.99%

The following table presents summarized data relative to the allowance for credit and real estate losses at the dates indicated:

                                                         JUNE 30,        DECEMBER 31,
                                                           2001               2000
                                                       ------------      ------------
                                                           (DOLLARS IN THOUSANDS)
Total loans (1)                                        $  6,456,137      $  4,924,053
Allowance for credit losses                                 122,576           104,006
Allowance for real estate owned losses                          250               250
Loans past due 60 days or more                               51,897            37,911
Nonperforming loans                                           7,652             9,132
Nonperforming assets (2)                                     22,664            14,433
Allowance for credit losses as a percent of:
  Total loans (1)                                               1.9%              2.1%
  Loans past due 60 days or more                              236.2%            274.3%
  Nonperforming loans                                       1,601.9%          1,138.9%
  Total allowance for credit losses and REO losses
    as a percent of nonperforming assets                      541.9%            698.2%
Nonperforming loans as a percent of total loans                 0.1%              0.2%
Nonperforming assets as a percent of total assets               0.2%              0.2%

--------------
(1)  Loans net of unearned interest and undisbursed loan proceeds.

(2)  Nonperforming loans, real estate owned, and repossessed assets.

CAPITAL RESOURCES AND LIQUIDITY

Overview

We require substantial capital resources and cash to support our business. Our ability to maintain positive cash flows for our automobile operations is the result of our consistent managed growth and efficient operations.

In addition to our indirect statement of cash flows as presented under GAAP, we also analyze the key cash flows for our automobile operations on a direct basis excluding certain items such as the purchase or sale of automobile contracts. The following table shows our operating cash flows:

                                             SIX MONTHS ENDED
                                                 JUNE 30,
                                        ---------------------------
                                          2001               2000
                                        --------            -------
                                          (DOLLARS IN THOUSANDS)
Cash flows from owned loans             $159,851            $80,947
Cash flows from trusts                    35,015             76,258
Contractual servicing income              13,500             23,127
Other fee income                          33,786             27,783

Less:
Dealer participation                      61,747             48,401
Operating costs                          104,342             95,103
                                        --------            -------
Operating cash flows                    $ 76,063            $64,611
                                        ========            =======

Operating cash flows improved for the six months ended June 30, 2001 compared with the six months ended June 30, 2000 as a result of improving net interest margins on our managed portfolio as well as improved operating efficiency.

PRINCIPAL SOURCES OF CASH

o Collections of Principal and Interest from Automobile Contracts - For the three and six months ended June 30, 2001, principal and interest collections totaled $1.1 billion and $2.1 billion, respectively, compared with $0.9 billion and $1.7 billion for the same respective periods in 2000.

o Deposits - Deposits decreased to $2.2 billion at June 30, 2001 from $2.5 billion at December 31, 2000.

o Contract Securitizations - For the three and six months ended June 30, 2001, we securitized $1.4 billion and $2.4 billion, respectively, compared to $1.0 billion and $2.2 billion for the same respective periods in 2000.

o Borrowings and Other Sources of Funds - Borrowings and other sources of funds, which includes notes payable, securities sold under agreements to repurchase, and FHLB advances, increased to $5.7 billion at June 30, 2001 from $4.0 billion at December 31, 2000. The increase is primarily due to $2.4 billion in securitizations that were treated as secured financings for the six months ended June 30, 2001.

PRINCIPAL USES OF CASH

o Acquisition of Loans or Investment Securities - For the three and six months ended June 30, 2001, loan originations totaled $1.4 billion and $2.6 billion, respectively, compared with $1.2 billion and $2.2 billion for the same respective periods in 2000. We purchased $643 million of MBS and other investment securities during the six months ended June 30, 2001 compared with $554 million during the same period in 2000.

o Payments of Principal and Interest on Securitization Transactions - For the three and six months ended June 30, 2001, payments of principal and interest to noteholders and certificateholders totaled $0.9 billion and $1.6 billion, respectively, compared with $0.7 billion and $1.7 billion for same respective periods in 2000. During the first quarter of the prior year, we paid off a $500 million conduit facility secured by automobile contracts in a private placement established in September 1999. This caused our year-to-date payment of principal and interest to decrease in the current year compared to the prior year.

o Dealer Participation - For the three and six months ended June 30, 2001, participation paid by us to dealers totaled $32.5 million and $61.7 million, compared with $25.5 million and $48.4 million for the same respective periods in 2000.

o Advances to Spread Accounts - The amounts due from trusts at June 30, 2001, including initial advances not yet returned, was $231 million at June 30, 2001 compared with $357 million at December 31, 2000.

o Operating Our Business - For the three and six months ended June 30, 2001, operating expenses totaled $63.0 million and $124 million, respectively, compared to $56.2 million and $112 million for the same respective periods in 2000.

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

The following table summarizes the Bank's actual capital and required capital as of June 30, 2001 and December 31, 2000:

                                                                                         TIER 1
                                              TANGIBLE        CORE       RISK-BASED     RISK-BASED
                                               CAPITAL       CAPITAL      CAPITAL        CAPITAL
                                              --------      --------     ----------     ---------
                                                            (DOLLARS IN THOUSANDS)
JUNE 30, 2001

Actual Capital:
  Amount                                      $544,940      $544,940      $544,940      $786,653
  Capital ratio                                   7.75%         7.75%         9.00%        13.00%

FIRREA minimum required capital:
  Amount                                      $105,494      $210,988           N/A      $484,212
  Capital ratio                                   1.50%         3.00%          N/A          8.00%
  Excess                                      $439,446      $333,952           N/A      $302,441

FDICIA well capitalized required capital:
  Amount                                           N/A      $351,646      $363,159      $605,266
  Capital ratio                                    N/A          5.00%         6.00%        10.00%
  Excess                                           N/A      $193,294      $181,781      $181,387

DECEMBER 31, 2000

Actual Capital:
  Amount                                      $533,571      $533,571      $533,571      $780,317
  Capital ratio                                   8.03%         8.03%         8.32%        12.16%

FIRREA minimum required capital:
  Amount                                      $ 99,664      $199,327           N/A      $513,242
  Capital ratio                                   1.50%         3.00%          N/A          8.00%
  Excess                                      $433,907      $334,244           N/A      $267,075

FDICIA well capitalized required capital:
  Amount                                           N/A      $332,212      $384,931      $641,552
  Capital ratio                                    N/A          5.00%         6.00%        10.00%
  Excess                                           N/A      $201,359      $148,640      $138,765

The decline in capital ratios from December 31, 2000 to June 30, 2001 is the result of an increase in the amount of automobile contracts held by us as we continue to grow our automobile lending operations.

The following table reconciles the Bank's capital in accordance with GAAP to the Bank's tangible, core and risk-based capital:

                                                      JUNE 30,     DECEMBER 31,
                                                        2001           2000
                                                     ---------     -----------
                                                      (DOLLARS IN THOUSANDS)
Shareholder's equity -- GAAP basis                   $ 448,019      $ 462,226
Adjustments for tangible and core capital:
   Unrealized losses under SFAS 115 and SFAS 133        15,286         14,816
   Non-permissible activities                             (116)          (115)
   Minority interest in equity of subsidiaries          81,751         56,644
                                                     ---------      ---------
Total tangible and core capital                        544,940        533,571
Adjustments for risk-based capital:
   Subordinated debentures (1)                         165,906        166,497
   General loan valuation allowance (2)                 75,807         80,249
                                                     ---------      ---------
   Risk-based capital                                $ 786,653      $ 780,317
                                                     =========      =========

-------------
(1)  Excludes capitalized discounts and issue costs.

(2)  Limited to 1.25% of risk-weighted assets.

FORWARD-LOOKING STATEMENTS

Included in our Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q are several "forward-looking statements." Forward-looking statements are those which use words such as "believe", "expect", "anticipate", "intend", "plan", "may", "will", "should", "estimate", "continue", or other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many risks and uncertainties that could cause actual results to differ significantly from historical results or from those anticipated by us. The most significant risks and uncertainties we face are:

     o the level of chargeoffs, as an increase in the level of chargeoffs will decrease our earnings;

     o the ability to originate new automobile contracts in a sufficient amount to reach our needs, as a decrease in the amount we originate will reduce our earnings;

     o a decrease in the difference between the average interest rate we receive on the automobile contracts we originate and the rate of interest we must pay to fund those automobile contracts, as a decrease will reduce our earnings;

     o the continued availability of sources of funding for our operations, as a reduction in the availability of funding will reduce our ability to originate automobile contracts;

     o the level of notes treated as secured financings, as the level will impact the timing of revenue recognition;

     o the level of operating costs, as an increase in those costs will reduce our net earnings;

     o  the effect of new laws, regulations and court decisions; and

     o  a change in general economic conditions.

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

The Asset/Liability Committee closely monitors interest rate and prepayment risks and recommends policies for managing such risks. The primary measurement tool for evaluating this risk is the use of interest rate shock analysis. This analysis simulates the effects of an instantaneous and sustained change in interest rates (in increments of 100 basis points) on our assets and liabilities and measures the resulting increase or decrease to our net portfolio value, also known as NPV. NPV is the discounted value of the future cash flows (or `paths' of cash flows in the presence of options based on volatility assumptions and an arbitrage free Monte Carlo simulation method to achieve the current market price) of all assets minus all liabilities whose value is effected by interest rate changes plus the book value of non-interest rate sensitive assets minus the book value of non-interest rate sensitive liabilities. The NPV ratio is the ratio of the NPV to the market value of our assets as calculated above. In general, an increase in interest rates would more adversely affect our NPV than would a decrease in interest rates.

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

The following table summarizes our maturity GAP position:

                                                            INTEREST RATE SENSITIVITY ANALYSIS AT JUNE 30, 2001
                                            -----------------------------------------------------------------------------------
                                                                                         3 Years
                                            Within        3 Months       1 Year to         to           After 5
                                           3 Months       to 1 Year       3 Years        5 Years         Years          Total
                                          -----------    -----------    -----------    -----------    -----------    ----------
                                                                          (Dollars in thousands)
Interest earning assets:
  Investment securities                   $     8,440                   $       131    $       357    $     1,025    $    9,953
  Other investments                             2,595    $       200                                                      2,795
  Mortgage-backed securities                  347,939        644,845        734,941        343,823        314,797     2,386,345
                                          -----------    -----------    -----------    -----------    -----------    ----------
    Total investments                         358,974        645,045        735,072        344,180        315,822     2,399,093

  Consumer loans (1)                          358,073      1,413,212      2,785,428      1,338,043         41,998     5,936,754

  Mortgage loans:
    Adjustable rate (2)                       328,188         65,394                                                    393,582
    Fixed rate (2)                                852          3,410          6,480          4,131         12,419        27,292
  Construction loans (2)                       11,689                                                                    11,689
  Commercial loans (2)                         82,398            558          1,781            875          1,208        86,820
                                          -----------    -----------    -----------    -----------    -----------    ----------
    Total interest earning assets           1,140,174      2,127,619      3,528,761      1,687,229        371,447     8,855,230

Interest bearing liabilities:

  Deposits:
    Passbook accounts (3)                       2,220          6,000          3,492                                      11,712
    Demand deposit and money market
      accounts (3)                            123,409        191,582        381,029                                     696,020
    Certificate accounts (4)                  602,541        790,519         65,499          2,024             92     1,460,675
    FHLB advances (4)                         382,000          6,500                                        2,992       391,492
    Securities sold under agreements
      to repurchase (4)                       157,761                                                                   157,761
    Subordinated debentures (4)                40,544                                                     148,208       188,752
    Notes payable on automobile
      secured financing (4)                 1,644,256      1,293,602      1,773,794        486,898                    5,198,550
    Other borrowings (4)                        5,285                                                                     5,285
                                          -----------    -----------    -----------    -----------    -----------    ----------
      Total interest bearing liabilities    2,958,016      2,288,203      2,223,814        488,922        151,292     8,110,247
                                          -----------    -----------    -----------    -----------    -----------    ----------

Excess interest earning/bearing assets
  (liabilities)                            (1,817,842)      (160,584)     1,304,947      1,198,307        220,155       744,983
Effect of hedging activities (5)            2,548,500       (189,489)    (1,118,048)      (626,463)      (614,500)
                                          -----------    -----------    -----------    -----------    -----------    ----------
Hedged excess (deficit)                   $   730,658    $  (350,073)   $   186,899    $   571,844    $  (394,345)   $  744,983
                                          ===========    ===========    ===========    ===========    ===========    ==========
Cumulative excess                         $   730,658    $   380,585    $   567,484    $ 1,139,328    $   744,983    $  744,983
                                          ===========    ===========    ===========    ===========    ===========    ==========
Cumulative excess as a percentage
  of total interest earning assets               8.25%          4.30%          6.41%         12.87%          8.41%         8.41%

--------------
(1)  Based on contractual maturities adjusted by our historical prepayment rate.

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

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 3, 2001, we held our annual shareholders' meeting. There were 31,973,160 shares of common stock outstanding entitled to vote, and a total of 29,611,286 (93%) were represented at the meeting in person or by proxy. The following summarizes vote results of proposals submitted to our shareholders:

        1. Proposal to elect directors, each for a two-year term

                                             FOR                  WITHHELD
                                          ----------              ---------
           Robert T. Barnum               25,822,087              3,789,200
           Howard C. Reese                27,585,734              2,025,553
           Charles E. Scribner            27,605,263              2,006,024

        2. Proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2001

              FOR                           AGAINST                ABSTAIN
           ----------                       -------                -------
           29,604,198                        5,192                  1,896

        3. Approval of the adoption of the Westcorp 2001 Stock Option Plan

              FOR                           AGAINST                ABSTAIN
           ----------                      ---------               -------
           23,866,538                      4,347,243                6,206

        4. Approval of an Amendment to the Articles of Incorporation to increase the quantity of authorized common stock from 45,000,000 shares to 65,000,000

              FOR                           AGAINST                ABSTAIN
           ----------                       -------                -------
           28,974,708                       627,199                 9,378

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

                                                       WESTCORP
                                        ----------------------------------------
                                                     (Registrant)


Date: August 13 , 2001                  By: /s/ JOY SCHAEFER
                                            ------------------------------------
                                                Joy Schaefer
                                                President and Chief Operating
                                                Officer


Date: August 13, 2001                   By: /s/ LEE A. WHATCOTT
                                            ------------------------------------
                                                Lee A. Whatcott
                                                Executive Vice President
                                                (Principal Financial and
                                                Accounting Officer) and Chief
                                                Financial Officer