Form 10-Q
period 2001-09-30
WESTCORP /CA/
filed 2001-11-14
CIK 813461

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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


                                 (949) 727-1002
                  --------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of October 31, 2001, the registrant had 35,797,779 outstanding shares of common stock, $1.00 par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 31.

                           WESTCORP AND SUBSIDIARIES

                                   FORM 10-Q

                               SEPTEMBER 30, 2001

                               TABLE OF CONTENTS

                                 --------------


                                                                                          Page No.
                                                                                          --------
PART I. FINANCIAL INFORMATION

   Item 1.     Financial Statements

               Consolidated Statements of Financial Condition at
               September 30, 2001 and December 31, 2000                                       3

               Consolidated Statements of Income for the
               Three and Nine Months Ended September 30, 2001 and 2000                        4

               Consolidated Statements of Changes in Shareholders' Equity for
               the Periods Ended September 30, 2001 and December 31, 2000                     5

               Consolidated Statements of Cash Flows for the
               Nine Months Ended September 30, 2001 and 2000                                  6

               Notes to Unaudited Consolidated Financial Statements                           7

   Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                           11

   Item 3.     Quantitative and Qualitative Disclosure about Market Risk                     28

PART II.       OTHER INFORMATION

   Item 1.     Legal Proceedings                                                             30

   Item 2.     Changes in Securities                                                         30

   Item 3.     Defaults Upon Senior Securities                                               30

   Item 4.     Submission of Matters to a Vote of Security Holders                           30

   Item 5.     Other Information                                                             30

   Item 6.     Exhibits and Reports on Form 8-K                                              30

SIGNATURES                                                                                   31

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                            WESTCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                                     2001               2000
                                                                  (UNAUDITED)
                                                                 ------------       ------------
                                                                     (DOLLARS IN THOUSANDS)
ASSETS
Cash and cash equivalents                                        $    132,078       $    128,763
Investment securities available for sale                               10,752             10,734
Mortgage-backed securities available for sale                       2,220,637          2,230,448
Loans receivable                                                    7,118,697          4,924,053
Allowance for credit losses                                          (148,501)          (104,006)
                                                                 ------------       ------------
  Loans receivable, net                                             6,970,196          4,820,047
Amounts due from trusts                                               168,989            357,051
Retained interest in securitized assets                                54,117            111,558
Premises and equipment, net                                            81,223             83,991
Other assets                                                          264,086            125,318
                                                                 ------------       ------------
          TOTAL ASSETS                                           $  9,902,078       $  7,867,910
                                                                 ============       ============

LIABILITIES
Deposits                                                         $  2,299,771       $  2,478,487
Notes payable on automobile secured financing                       5,867,653          3,473,377
Securities sold under agreements to repurchase                        141,405            178,821
Federal Home Loan Bank advances                                       390,456            409,570
Amounts held on behalf of trustee                                     320,000            494,858
Subordinated debentures                                               147,779            189,962
Notes payable                                                           5,177             27,802
Other liabilities                                                     127,628             71,221
                                                                 ------------       ------------
          TOTAL LIABILITIES                                         9,299,869          7,324,098

Minority interest                                                      75,925             56,644

SHAREHOLDERS' EQUITY
Common stock, (par value $1.00 per share; authorized
  45,000,000 shares; issued and outstanding 35,796,904
  shares in September 2001 and 31,931,826 in December 2000)            35,797             31,932
Paid-in capital                                                       307,000            246,889
Retained earnings                                                     254,927            223,163
Accumulated other comprehensive loss, net of tax                      (71,440)           (14,816)
                                                                 ------------       ------------
          TOTAL SHAREHOLDERS' EQUITY                                  526,284            487,168
                                                                 ------------       ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $  9,902,078       $  7,867,910
                                                                 ============       ============


     See accompanying notes to unaudited consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                                                   ---------------------------     ---------------------------
                                                                      2001            2000            2001            2000
                                                                   -----------     -----------     -----------     -----------
                                                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Interest income:
     Loans, including fees                                         $   218,910     $   124,015     $   590,284     $   286,696
     Other                                                              34,131          40,640         111,024         104,890
                                                                   -----------     -----------     -----------     -----------
        TOTAL INTEREST INCOME                                          253,041         164,655         701,308         391,586
Interest expense:
     Deposits                                                           26,370          35,604          92,123          95,418
     Notes payable on automobile secured financing                      90,464          38,698         244,482          63,387
     Other                                                               8,564          16,396          34,871          48,287
                                                                   -----------     -----------     -----------     -----------
        TOTAL INTEREST EXPENSE                                         125,398          90,698         371,476         207,092
                                                                   -----------     -----------     -----------     -----------
NET INTEREST INCOME                                                    127,643          73,957         329,832         184,494
Provision for credit losses                                             60,501          24,906         127,124          52,097
                                                                   -----------     -----------     -----------     -----------
NET INTEREST INCOME AFTER
     PROVISION FOR CREDIT LOSSES                                        67,142          49,051         202,708         132,397
Noninterest  income:
     Automobile lending                                                  3,948          37,923          54,311         127,484
     Other                                                               4,378           3,256          10,956          15,214
                                                                   -----------     -----------     -----------     -----------
        TOTAL NONINTEREST INCOME                                         8,326          41,179          65,267         142,698
Noninterest expenses:
     Salaries and associate benefits                                    33,804          32,208         107,412         100,503
     Credit and collections                                              7,468           5,367          20,329          15,628
     Data processing                                                     4,176           4,384          13,612          12,426
     Other                                                              14,432          12,129          42,809          37,809
                                                                   -----------     -----------     -----------     -----------
        TOTAL NONINTEREST EXPENSES                                      59,880          54,088         184,162         166,366
                                                                   -----------     -----------     -----------     -----------
INCOME BEFORE INCOME TAX                                                15,588          36,142          83,813         108,729
Income tax                                                               6,119          14,912          32,967          44,600
                                                                   -----------     -----------     -----------     -----------
INCOME BEFORE MINORITY INTEREST                                          9,469          21,230          50,846          64,129
Minority interest in earnings of subsidiaries                            1,255           3,081           8,036           8,580
                                                                   -----------     -----------     -----------     -----------
INCOME BEFORE EXTRAORDINARY ITEM                                         8,214          18,149          42,810          55,549
Extraordinary gain from early extinguishment of debt
     (net of income taxes of $12, $11, and $169, respectively)                              16              16             234
                                                                   -----------     -----------     -----------     -----------
NET INCOME                                                         $     8,214     $    18,165     $    42,826     $    55,783
                                                                   ===========     ===========     ===========     ===========
Net income per common share -- basic:
     Income before extraordinary item                              $      0.23     $      0.57     $      1.27     $      1.94
     Extraordinary item                                                                                                   0.01
                                                                   -----------     -----------     -----------     -----------
     Net income                                                    $      0.23     $      0.57     $      1.27     $      1.95
                                                                   ===========     ===========     ===========     ===========
Net income per common share -- diluted:
     Income before extraordinary item                              $      0.23     $      0.57     $      1.26     $      1.94
     Extraordinary item                                                                                                   0.01
                                                                   -----------     -----------     -----------     -----------
     Net income                                                    $      0.23     $      0.57     $      1.26     $      1.95
                                                                   ===========     ===========     ===========     ===========

Weighted average number of common shares outstanding:
     Basic                                                          35,792,418      31,922,008      33,765,085      28,677,101
     Diluted                                                        36,091,155      31,944,528      33,987,939      25,689,820


     See accompanying notes to unaudited consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                                    ACCUMULATED
                                                                                                       OTHER
                                                                                                   COMPREHENSIVE
                                                          COMMON         PAID-IN       RETAINED    INCOME (LOSS),
                                             SHARES        STOCK         CAPITAL       EARNINGS      NET OF TAX       TOTAL
                                           ----------    ----------    ----------     ----------   ---------------  ----------
                                                             (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance at January 1, 2000                 26,597,344    $   26,597    $  190,137     $  157,465     $  (21,481)    $  352,718
   Net income                                                                             74,743                        74,743
   Unrealized gains on securities
      available for sale and retained
      interest in securitized assets,
      net of tax (1)                                                                                      6,665          6,665
                                                                                                                    ----------
   Comprehensive income                                                                                                 81,408
   Issuance of common stock                 5,334,482         5,335        50,349                                       55,684
   Issuance of subsidiary common stock                                      6,403                                        6,403
   Cash dividends                                                                         (9,045)                       (9,045)
                                           ----------    ----------    ----------     ----------     ----------     ----------
Balance at December 31, 2000               31,931,826        31,932       246,889        223,163        (14,816)       487,168
   Net income                                                                             42,826                        42,826
   Unrealized gains on securities
      available for sale and retained
      interest in securitized assets,
      net of tax (1)                                                                                     20,897         20,897
   Unrealized hedge losses on cash flow
      hedges, net of tax (2)                                                                            (89,922)       (86,906)
   Less: Reclassification adjustment
      for losses on securities
      available for sale included in
      net income (3)                                                                                      1,187          1,187
   Less: Reclassification adjustment
      for losses on cash flow hedges
      included in income (4)                                                                             11,214          8,198
                                                                                                                    ----------
   Comprehensive loss                                                                                                  (13,798)
   Issuance of subsidiary common stock                                     (2,771)                                      (2,771)
   Issuance of common stock                 3,865,078         3,865        58,204                                       62,069
   Cash dividends                                                                        (11,062)                      (11,062)
   Other                                                                    4,678                                        4,678
                                           ----------    ----------    ----------     ----------     ----------     ----------
Balance at September 30, 2001              35,796,904    $   35,797    $  307,000     $  254,927     $  (71,440)    $  526,284
                                           ==========    ==========    ==========     ==========     ==========     ==========


(1) The pre-tax decrease in unrealized losses on securities available for sale and retained interest in securitized assets was $35.4 million for the nine months ended September 30, 2001 compared with $11.3 million for the period ended December 31, 2000.

(2) The pre-tax increase in unrealized losses on cash flow hedges was $152 million for the nine months ended September 30, 2001.

(3) The pre-tax amount of unrealized losses on securities available for sale reclassified into earnings was $2.0 million for the nine months ended September 30, 2001.

(4) The pre-tax amount of unrealized loss on derivatives reclassified into earnings was $19.0 million for the nine months ended September 30, 2001.

     See accompanying notes to unaudited consolidated financial statements.

                            WESTCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                ----------------------------
                                                                   2001             2000
                                                                -----------      -----------
                                                                   (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                      $    42,826      $    55,783
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Provision for credit losses                                     127,124           52,097
    Depreciation and amortization                                    91,293           74,951
Loans held for sale:
    Origination of loans                                                             (21,196)
    Proceeds from contract securitizations                                           660,000
    Proceeds from sale of loans                                       2,902            2,198
    Loan payments and payoffs                                                          4,441
Increase in other assets                                           (111,641)         (47,005)
Increase (decrease) in other liabilities                             14,149           (4,848)
Other, net                                                            4,794           24,642
                                                                -----------      -----------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                171,447          801,063
INVESTING ACTIVITIES
Loans receivable:
    Origination of loans                                         (3,977,505)      (3,431,167)
    Loan payments and payoffs                                     1,694,704          718,959
Investment securities available for sale:
    Purchases                                                        (2,568)          (1,845)
    Payments                                                          2,579            1,081
Mortgage-backed securities:
    Purchases                                                    (1,004,454)        (655,577)
    Proceeds from sale                                              468,600               15
    Payments received                                               628,104          113,112
Increase in retained interest in securitized assets                                  (19,240)
Decrease in amounts due from trusts                                 188,063           59,789
Purchase of premises and equipment                                   (8,094)          (8,976)
                                                                -----------      -----------
           NET CASH USED IN INVESTING ACTIVITIES                 (2,010,571)      (3,223,849)
FINANCING ACTIVITIES
(Decrease) increase in deposits                                    (248,301)         376,011
Decrease in securities sold under agreements to repurchase          (39,737)         (68,824)
Proceeds from notes payable on automobile secured financing       3,563,030        2,869,212
Payments on notes payable on automobile secured financing        (1,215,875)        (623,072)
(Decrease) increase in borrowings                                   (22,626)          22,267
Decrease in amounts held on behalf of trustee                      (174,858)        (140,920)
Decrease in FHLB advances                                           (19,114)        (142,135)
Decrease in subordinated debentures                                 (42,663)          (8,642)
Proceeds from issuance of common stock                               62,069           55,637
Cash dividends                                                      (11,062)          (5,852)
Proceeds from issuance of subsidiary common stock                    13,623            6,403
Payments on cash flow hedges                                        (22,047)
                                                                -----------      -----------
           NET CASH PROVIDED BY FINANCING ACTIVITIES              1,842,439        2,340,085
                                                                -----------      -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      3,315          (82,701)
Cash and cash equivalents at beginning of period                    128,763          171,365
                                                                -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $   132,078      $    88,664
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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in the Western Financial Bank Form 10-K/A. Certain amounts from the 2000 consolidated financial statements have been reclassified to conform to the 2001 presentation.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Accounting for Business Combinations, also known as SFAS No. 141 and Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Intangible Assets, also known as SFAS No. 142. Under SFAS No. 141 and SFAS No. 142, companies may no longer use the pooling-of-interest accounting method for business combinations or account for mergers on their financial statements under the traditional purchase method, which required companies to amortize goodwill assets over a specific time period. Instead purchased goodwill will remain on the balance sheet as an asset subject to impairment reviews. SFAS 141 does not have a material impact on our earnings or financial position, and SFAS No. 142 is not expected to have a material effect on our earnings or financial position.

NOTE 2 -- MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

Mortgage-backed securities available for sale consisted of the following:

                                                        SEPTEMBER 30, 2001
                                     -------------------------------------------------------
                                                      GROSS          GROSS
                                     AMORTIZED      UNREALIZED     UNREALIZED       FAIR
                                       COST            GAIN           LOSS          VALUE
                                     ----------     ----------     ----------     ----------
                                                     (DOLLARS IN THOUSANDS)
GNMA certificates                    $2,150,200     $   22,060     $   12,085     $2,160,175
FNMA participation certificates          55,407            844                        56,251
FHLMC participation certificates          1,836             33                         1,869
Other                                     2,342                                        2,342
                                     ----------     ----------     ----------     ----------
                                     $2,209,785     $   22,937     $   12,085     $2,220,637
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
                                     ==========     ==========     ==========     ==========

NOTE 3 -- NET LOANS RECEIVABLE

Net loans receivable consisted of the following:

                                                         SEPTEMBER 30,     DECEMBER 31,
                                                             2001             2000
                                                         -------------     ------------
                                                             (DOLLARS IN THOUSANDS)
Consumer:
  Automobile contracts                                    $ 6,601,835      $ 4,307,267
  Dealer participation, net of deferred contract fees         123,229           82,717
  Other                                                         9,736           13,456
  Unearned discounts                                         (108,753)         (94,404)
                                                          -----------      -----------
                                                            6,626,047        4,309,036
Real Estate:
  Mortgage                                                    388,661          498,963
  Construction                                                 15,851           14,784
                                                          -----------      -----------
                                                              404,512          513,747
Undisbursed loan proceeds                                      (5,566)          (6,316)
                                                          -----------      -----------
                                                              398,946          507,431
Commercial                                                     93,704          107,586
                                                          -----------      -----------
                                                            7,118,697        4,924,053
Allowance for credit losses                                  (148,501)        (104,006)
                                                          -----------      -----------
                                                          $ 6,970,196      $ 4,820,047
                                                          ===========      ===========

Automobile contracts managed by us totaled $8.0 billion as of September 30, 2001. Of the $8.0 billion, $6.5 billion are owned by us and $1.5 billion are owned by securitization trusts.

NOTE 4 -- RETAINED INTEREST IN SECURITIZED ASSETS

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

The following table presents the activity of the RISA:

                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                               ---------      ---------      ---------      ---------
                                                 2001           2000            2001           2000
                                               ---------      ---------      ---------      ---------
                                                               (DOLLARS IN THOUSANDS)
Beginning balance                              $  80,602      $ 140,639      $ 111,558      $ 167,277
Additions                                                                                      19,240
Amortization                                     (26,881)       (17,341)       (59,312)       (62,669)
Change in unrealized gain/loss on RISA (1)           396          1,378          1,871            828
                                               ---------      ---------      ---------      ---------
Balance at end of period (2)                   $  54,117      $ 124,676      $  54,117      $ 124,676
                                               =========      =========      =========      =========

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

(2) There are no restrictions on the RISA.

The following table presents the estimated future undiscounted cash flows to be received from securitizations treated as sales:

                                                                            SEPTEMBER 30,      DECEMBER 31,
                                                                                2001              2000
                                                                            -------------      ------------
                                                                                 (DOLLARS IN THOUSANDS)
Estimated net undiscounted RISA earnings                                     $   114,218       $   235,270
Off balance sheet allowance for credit losses                                    (56,192)         (110,339)
Discount to present value                                                         (3,909)          (13,373)
                                                                             -----------       -----------
Retained interest in securitized assets                                      $    54,117       $   111,558
                                                                             ===========       ===========

Outstanding balance of automobile contracts sold through securitizations     $ 1,485,527       $ 2,608,017
Off balance sheet allowance for losses as a percent of
  automobile contracts sold through securitizations                                 3.78%             4.23%

The decline in the off balance sheet allowance for credit losses both on a dollar and percent basis is the result of our securitization transactions no longer being treated as sales. Older transactions treated as sales have lower losses each month after securitization as estimated future credit losses are realized. We believe that the off balance sheet allowance for credit losses is adequate to absorb probable losses in the sold portfolio that can be reasonably estimated.

NOTE 5 -- NOTES PAYABLE ON AUTOMOBILE SECURED FINANCING

For the nine months ended September 30, 2001, we issued $3.6 billion of notes secured by automobile contracts. Interest payments on the notes are due quarterly, in arrears, based on the respective note's interest rate. There were $5.9 billion of notes payable on automobile secured financings outstanding at September 30, 2001 compared with $3.5 billion at December 31, 2000. Interest expense totaled $90.5 million and $245 million for the three and nine months ended September 30, 2001, respectively, compared with $38.7 million and $63.4 for the same respective periods in 2000. The increase in interest expense in 2001 is due to treating our recent securitization transactions as secured financings rather than sales.

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

Included in notes payable on automobile secured financing are variable rate notes related to our secured financing transactions. To protect against potential changes in interest rates affecting future payments on these notes, we enter into fixed-rate swap agreements. Unrealized gains or losses related to these agreements are deferred in accumulated other comprehensive income (loss). Cash received or cash paid related to these agreements are included in interest expense.

NOTE 6 - DIVIDENDS

On August 24, 2001, we paid an $0.11 per share cash dividend to shareholders of record as of August 14, 2001. On October 31, 2001, we declared a cash dividend of $0.11 per share for shareholders of record as of November 7, 2001 with a payable date of November 27, 2001.

NOTE 7 -- RIGHTS OFFERING

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

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is affected by the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities (net interest rate spread) and the relative amounts of our interest earning assets and interest bearing liabilities. For the three and nine months ended September 30, 2001, net interest income totaled $128 million and $330 million, respectively, compared with $74.0 million and $184 million for the same respective periods in 2000. The increase in net interest income is primarily the result of us treating our recent securitization transactions as secured financings as well as widening net interest spreads resulting from a declining interest rate environment.

Interest rates for interest earning assets and interest bearing liabilities for the three and nine months ended September 30, 2001 and 2000 were as follows:

                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                     ------------------      ------------------
                                                      2001        2000        2001        2000
                                                     ------      ------      ------      ------
                                                     YIELD/      YIELD/      YIELD/      YIELD/
                                                      RATE        RATE        RATE        RATE
                                                     ------      ------      ------      ------
Interest earning assets:
   Total investments:
      Mortgage-backed securities                       5.67%       7.10%       6.09%       6.87%
      Other investments                                4.03        6.39        5.02        5.87
                                                     ------      ------      ------      ------
         Total investments                             5.54        6.98        6.01        6.74
   Total loans:
      Consumer loans                                  13.48       14.54       13.71       14.52
      Mortgage loans (1)                               7.62        7.92        8.06        7.85
      Commercial loans                                 6.88        9.05        7.79        9.12
                                                     ------      ------      ------      ------
         Total loans                                  13.01       13.40       13.17       13.04
                                                     ------      ------      ------      ------
         Total interest earning assets                11.00       10.94       11.08       10.45
Interest bearing liabilities:
  Deposits                                             4.62        5.80        5.31        5.49
  Notes payable on automobile secured financing        6.40        7.39        6.81        7.56
  Securities sold under agreements to repurchase       4.07        6.50        4.86        6.06
  FHLB advances and other borrowings                   3.92        6.74        5.91        6.30
  Subordinated debentures                              9.47        8.92        9.29        8.97
                                                     ------      ------      ------      ------
           Total interest bearing liabilities          5.85        6.60        6.34        6.18
                                                     ------      ------      ------      ------
Interest rate spread                                   5.15%       4.34%       4.74%       4.27%
                                                     ======      ======      ======      ======
Net yield on average interest earning assets           5.51%       4.95%       5.20%       4.98%
                                                     ======      ======      ======      ======

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

For the three and nine months ended September 30, 2001, the provision for credit losses totaled $60.5 million and $127 million, respectively, compared with $24.9 million and $52.1 million for the same respective periods a year earlier. The increase in the provision for credit losses was primarily the result of our loans held on balance sheet increasing by approximately $663 million or 10% from the previous quarter. Due to this increase, we recorded $27.5 million in provisions for credit losses in excess of chargeoffs. The increase in provision for credit losses was also due to higher chargeoffs related to continued slowing in the economy. The allowance for credit losses as a percentage of owned loans outstanding was 2.1% at September 30, 2001 and December 31, 2000.

NONINTEREST INCOME

Automobile Lending

On a regular basis, we securitize automobile contracts in the asset-backed securities market and retain the servicing rights. Such transactions are treated as either sales to a securitization trust or as secured financings for accounting purposes. For transactions treated as sales to a securitization trust, we recorded non-cash gain equal to the present value of the estimated future cash flows from the portfolio of automobile contracts sold less the write-off of dealer participation balances and the effect of hedging activities. For these securitizations, net interest earned on the automobile contracts sold and fees earned for servicing the contract portfolios are recognized over the life of the securitization transactions as contractual servicing income, retained interest income and other fee income.

The components of automobile lending income were as follows:

                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                             ----------------------     ----------------------
                                               2001          2000         2001          2000
                                             --------      --------     --------      --------
                                                          (DOLLARS IN THOUSANDS)
Gain on sale of automobile contracts                                                  $  7,719
Retained interest (expense) income           $(17,867)     $ 12,453     $(14,790)       43,385
Contractual servicing income                    5,212         9,986       18,712        33,113
Other fee income                               16,603        15,484       50,389        43,267
                                             --------      --------     --------      --------
         Total automobile lending income     $  3,948      $ 37,923     $ 54,311      $127,484
                                             ========      ========     ========      ========

Contract sales and securitizations totaled $1.2 billion and $3.6 billion for the three and nine months ended September 30, 2001, respectively, compared with $1.4 billion and $3.6 billion for the same respective periods in the prior year. The entire $3.6 billion in the current year was treated as a secured financing compared with $2.9 billion treated as secured financing and $660 million treated as sales in the prior year. We recognized no gain on sale for the three and nine months ended September 30, 2001 compared with no gain on sale and a $7.7 million gain on sale for the same respective periods in the prior year.

Retained interest expense totaled $17.9 million and $14.8 million for the three and nine months ended September 30, 2001, respectively, compared with retained interest income of $12.5 million and $43.4 million for the same respective periods in 2000. For accounting purposes, retained interest income is only recognized on contracts sold through securitization transactions treated as sales. Retained interest income on securitization transactions treated as sales is dependent upon the average excess spread on the contracts sold, credit losses and the size of the sold portfolio. The retained interest expense recognized in 2001 is the result of higher chargeoffs on our sold portfolio as well as revised estimates of future chargeoffs due to continued slowing in the economy.

For the three and nine months ended September 30, 2001, contractual servicing income totaled $5.2 million and $18.7 million, respectively, compared with $10.0 million and $33.1 million for the same respective periods in 2000. For accounting purposes, contractual servicing income is only recognized on contracts sold through securitization transactions treated as sales. According to the terms of each securitization transaction, contractual servicing income is generally earned at rates ranging from 1.0% to 1.25% per annum on the outstanding balance of contracts managed.

For the three and nine months ended September 30, 2001, other fee income totaled $16.6 million and $50.4 million, respectively, compared with $15.5 million and $43.3 million for the same respective periods in 2000. Other fee income consists primarily of documentation fees, late charges and deferment fees on our managed portfolio, including automobile contracts securitized in transactions accounted for as sales and secured financings and automobile contracts not securitized. The increase in other fee income is due to the growth in our average managed automobile contract portfolio to $7.8 billion and $7.4 billion for the three and nine months ended September 30, 2001, respectively, compared with $6.3 billion and $5.9 billion for the same respective periods in 2000.

NONINTEREST EXPENSE

For the three and nine months ended September 30, 2001, noninterest expense totaled $59.9 million and $184 million, respectively, compared with $54.1 million and $166 million for the same respective periods in 2000. Noninterest expense as a percent of total revenues improved to 44% and 47% for the three and nine months ended September 30, 2001 compared with 47% and 51% for the same respective periods in 2000.

INCOME TAXES

We file federal and certain state tax returns on a consolidated basis. Other state tax returns are filed for each subsidiary separately. Our effective tax rate was 39% for the three and nine months ended September 30, 2001 compared with an effective tax rate of 41% for the same respective periods in 2000.

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

The following tables present the portfolio basis statements of income and reconciliation to net income as reflected in our Consolidated Statements of
Income:

                      PORTFOLIO BASIS STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                SEPTEMBER 30,            SEPTEMBER 30,
                                                           ---------------------     ---------------------
                                                             2001         2000         2001         2000
                                                           --------     --------     --------     --------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income                                            $304,087     $266,541     $884,712     $731,508
Interest expense                                            156,828      147,760      481,794      393,641
                                                           --------     --------     --------     --------
    Net interest income                                     147,259      118,781      402,918      337,867
Net chargeoffs (1)                                           44,995       30,559      114,242       78,625
Provision for growth (2)                                      5,725        6,122       18,524       18,528
                                                           --------     --------     --------     --------
    Provision for credit losses                              50,720       36,681      132,766       97,153
                                                           --------     --------     --------     --------
    Net interest income after provision for credit
    losses                                                   96,539       82,100      270,152      240,714
Noninterest income                                           20,981       18,739       61,345       58,481
Noninterest expense                                          59,902       53,936      184,235      166,867
                                                           --------     --------     --------     --------
    Income before income tax                                 57,618       46,903      147,262      132,328
Income tax (3)                                               22,619       19,351       57,813       54,161
                                                           --------     --------     --------     --------
    Income before minority interest                          34,999       27,552       89,449       78,167
Minority interest in earnings                                 5,432        3,992       14,541       10,861
                                                           --------     --------     --------     --------
    Income before extraordinary item                         29,567       23,560       74,908       67,306
Extraordinary gain from early extinguishment of debt                          16           16          234
                                                           --------     --------     --------     --------
Portfolio basis net income                                 $ 29,567     $ 23,576     $ 74,924     $ 67,540
                                                           ========     ========     ========     ========

Portfolio basis net income per common share -- diluted     $   0.82     $   0.74     $   2.20     $   2.35
                                                           ========     ========     ========     ========

GAAP basis net income per common share -- diluted          $   0.23     $   0.57     $   1.26     $   1.95
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

                     RECONCILIATION OF GAAP BASIS NET INCOME
                          TO PORTFOLIO BASIS NET INCOME
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                               ------------------------      ------------------------
                                                  2001           2000           2001           2000
                                               ---------      ---------      ---------      ---------
                                                               (DOLLARS IN THOUSANDS)
GAAP basis net income                          $   8,214      $  18,165      $  42,826      $  55,783

Portfolio basis adjustments:
   Gain on sales of automobile contracts                                                       (7,719)
   Retained interest expense (income)             17,867        (12,453)        14,790        (43,385)
   Contractual servicing income                   (5,212)        (9,986)       (18,712)       (33,113)
   Net interest income                            19,616         45,021         73,086        153,821
   Provision for credit losses                    21,752          7,897         31,329         10,155
   Net chargeoffs                                (11,971)       (19,672)       (36,971)       (55,211)
   Operating expenses                                (23)           (46)           (73)          (950)
   Minority interest                              (4,177)          (910)        (6,505)        (2,281)
                                               ---------      ---------      ---------      ---------
         Total portfolio basis adjustments        37,852          9,851         56,944         21,317
Net tax effect (1)                                16,499          4,440         24,846          9,560
                                               ---------      ---------      ---------      ---------
Portfolio basis net income                     $  29,567      $  23,576      $  74,924      $  67,540
                                               =========      =========      =========      =========


(1) Such tax is based on our tax rate for the respective period.


FINANCIAL CONDITION

OVERVIEW

Total assets increased $2.0 billion or 26% to $9.9 billion at September 30, 2001 from $7.9 billion at December 31, 2000. This increase is primarily the result of an increase in automobile contracts held on the balance sheet. At September 30, 2001 automobile contracts totaled $6.6 billion compared with $4.3 billion at December 31, 2000.

LOAN PORTFOLIO

Commercial Loan Portfolio

For the three and nine months ended September 30, 2001, we originated $85.6 million and $218 million of commercial loans, respectively, compared with $68.6 million and $195 million for the same respective periods in 2000. Though we continue to focus on expanding our commercial banking operation, it has not been a significant source of revenue.

Mortgage Loan Portfolio

Our total mortgage loan portfolio consisted of the following:

                                     SEPTEMBER 30, 2001      DECEMBER 31, 2000
                                     ------------------      ------------------
                                      AMOUNT        %         AMOUNT        %
                                     --------     -----      --------     -----
                                                (DOLLARS IN THOUSANDS)
Single family residential loans:
  First trust deeds                  $160,659      40.3%     $224,798      44.3%
  Second trust deeds                    5,240       1.3         6,056       1.2
                                     --------     -----      --------     -----
                                      165,899      41.6       230,854      45.5

Multifamily residential loans         194,088      48.7       230,004      45.3
Construction loans                     15,850       4.0        14,784       2.9
Other                                  28,675       7.1        38,105       7.5
                                     --------     -----      --------     -----
                                      404,512     101.4       513,747     101.2
Less: undisbursed loan proceeds         5,566       1.4         6,316       1.2
                                     --------     -----      --------     -----
         Total mortgage loans        $398,946     100.0%     $507,431     100.0%
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

Automobile Loan Quality

We provide financing in a market where there is a risk of default by borrowers. Chargeoffs directly impact our earnings and cash flows. To minimize the amount of credit losses we incur, we underwrite automobile contracts through a credit approval process that utilizes proprietary and industry credit scoring models and have increased the percent of originations with prime borrowers to 75%. Additionally, we monitor delinquent accounts, promptly repossess and remarket vehicles, and seek to collect on deficiency balances.

At September 30, 2001, the percentage of accounts delinquent 30 days or greater was 3.06% compared with 3.18% at December 31, 2000. We calculate delinquency based on the contractual due date. For the three and nine months ended September 30, 2001, net chargeoffs on average automobile contracts were 2.30% and 2.04%, respectively, compared with 1.93% and 1.76% for the same respective periods in 2000. The increase in credit loss experience is a result of continued slowing in the economy.

 The following table sets forth information with respect to the delinquency of our portfolio of automobile contracts managed, which includes automobile contracts that are owned by us and automobile contracts that have been sold and/or securitized but are managed by us:

                                                SEPTEMBER 30, 2001         DECEMBER 31, 2000
                                            ------------------------    ------------------------
                                              AMOUNT      PERCENTAGE      AMOUNT      PERCENTAGE
                                            ----------    ----------    ----------    ----------
                                                           (DOLLARS IN THOUSANDS)
Automobile contracts managed                $7,978,837                  $6,818,182
                                            ==========                  ==========
Period of delinquency
   30-59 days                               $  174,734        2.19%     $  157,843        2.32%
   60 days or more                              69,268        0.87          59,166        0.86
                                            ----------     -------      ----------     -------
Total automobile contracts delinquent
   and delinquencies as a percentage of
   automobile contracts managed             $  244,002        3.06%     $  217,009        3.18%
                                            ==========     =======      ==========     =======

The following table sets forth information with respect to repossessions in our portfolio of managed automobile contracts:

                                              SEPTEMBER 30, 2001               DECEMBER 31, 2000
                                          --------------------------      --------------------------
                                          NUMBER OF                       NUMBER OF
                                          CONTRACTS         AMOUNT        CONTRACTS         AMOUNT
                                          ----------      ----------      ----------      ----------
                                                            (DOLLARS IN THOUSANDS)
Automobile contracts managed                 682,071      $7,978,837         616,011      $6,818,182
                                          ==========      ==========      ==========      ==========

Repossessed vehicles                             867      $    5,515             946      $    6,199
                                          ==========      ==========      ==========      ==========

Repossessed vehicles as a percentage
   of number and amount of automobile
   contracts managed                            0.13%           0.07%           0.15%           0.09%

The following table sets forth information with respect to actual credit loss experience on our portfolio of automobile contracts managed:

                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       SEPTEMBER 30,                    SEPTEMBER 30,
                                                 --------------------------      --------------------------
                                                    2001            2000            2001            2000
                                                 ----------      ----------      ----------      ----------
                                                                 (DOLLARS IN THOUSANDS)
Average automobile contracts managed during
  period                                         $7,801,032      $6,286,588      $7,403,432      $5,869,816
                                                 ==========      ==========      ==========      ==========

Gross chargeoffs                                 $   63,810      $   42,788      $  162,747      $  115,487
Recoveries                                           19,045          12,407          49,375          37,881
                                                 ----------      ----------      ----------      ----------
Net chargeoffs                                   $   44,765      $   30,381      $  113,372      $   77,606
                                                 ==========      ==========      ==========      ==========

Net chargeoffs as a percentage of average
  automobile contracts managed during period           2.30%           1.93%           2.04%           1.76%
                                                 ==========      ==========      ==========      ==========

The following table sets forth the cumulative static pool losses by month for all outstanding securitized pools:


                     CUMULATIVE STATIC POOL LOSS CURVES (1)
                              AT SEPTEMBER 30, 2001

    PERIOD (2)  1997-C   1997-D     1998-A    1998-B    1998-C   1999-A    1999-B   1999-C  2000-A   2000-B
-------------------------------------------------------------------------------------------------------------
       1         0.00%    0.00%     0.00%      0.00%    0.00%     0.00%     0.00%   0.00%   0.00%    0.00%
       2         0.05%    0.05%     0.04%      0.02%    0.04%     0.04%     0.04%   0.02%   0.03%    0.02%
       3         0.12%    0.14%     0.11%      0.08%    0.11%     0.11%     0.11%   0.10%   0.10%    0.09%
       4         0.29%    0.31%     0.25%      0.18%    0.23%     0.20%     0.26%   0.25%   0.20%    0.24%
       5         0.46%    0.56%     0.44%      0.38%    0.39%     0.33%     0.47%   0.40%   0.36%    0.39%
       6         0.67%    0.75%     0.66%      0.59%    0.50%     0.46%     0.66%   0.56%   0.55%    0.59%
       7         0.93%    0.99%     0.95%      0.83%    0.61%     0.62%     0.87%   0.71%   0.71%    0.78%
       8         1.16%    1.24%     1.23%      1.03%    0.75%     0.76%     1.00%   0.86%   0.91%    0.99%
       9         1.37%    1.47%     1.50%      1.21%    0.86%     0.92%     1.13%   1.01%   1.10%    1.17%
      10         1.66%    1.75%     1.79%      1.40%    1.00%     1.11%     1.24%   1.14%   1.27%    1.33%
      11         1.94%    2.06%     2.03%      1.53%    1.17%     1.30%     1.35%   1.34%   1.45%    1.44%
      12         2.16%    2.35%     2.21%      1.62%    1.32%     1.47%     1.44%   1.52%   1.58%    1.57%
      13         2.40%    2.63%     2.39%      1.74%    1.48%     1.61%     1.58%   1.74%   1.73%    1.72%
      14         2.65%    2.86%     2.49%      1.84%    1.66%     1.73%     1.74%   1.94%   1.85%    1.86%
      15         2.90%    3.05%     2.60%      1.96%    1.79%     1.81%     1.85%   2.09%   2.00%    2.04%
      16         3.15%    3.19%     2.72%      2.10%    1.91%     1.89%     2.03%   2.27%   2.15%    2.24%
      17         3.36%    3.32%     2.85%      2.22%    2.01%     2.00%     2.16%   2.39%   2.37%    2.39%
      18         3.55%    3.42%     2.98%      2.40%    2.07%     2.10%     2.30%   2.53%   2.52%
      19         3.70%    3.50%     3.11%      2.55%    2.11%     2.24%     2.42%   2.67%   2.67%
      20         3.81%    3.60%     3.25%      2.69%    2.17%     2.35%     2.50%   2.81%
      21         3.91%    3.69%     3.35%      2.79%    2.24%     2.46%     2.58%   2.92%
      22         4.00%    3.81%     3.48%      2.85%    2.34%     2.55%     2.67%   3.10%
      23         4.11%    3.96%     3.62%      2.89%    2.43%     2.63%     2.77%   3.28%
      24         4.21%    4.10%     3.70%      2.92%    2.52%     2.71%     2.87%   3.38%
      25         4.30%    4.23%     3.75%      2.97%    2.62%     2.77%     3.01%
      26         4.44%    4.34%     3.80%      3.04%    2.71%     2.82%     3.14%
      27         4.56%    4.44%     3.87%      3.13%    2.80%     2.89%     3.16%
      28         4.66%    4.51%     3.92%      3.18%    2.87%     2.96%
      29         4.77%    4.54%     3.98%      3.24%    2.90%     3.02%
      30         4.79%    4.56%     4.06%      3.32%    2.95%     3.09%
      31         4.83%    4.57%     4.11%      3.38%    3.00%     3.17%
      32         4.86%    4.63%     4.17%      3.43%    3.02%     3.20%
      33         4.88%    4.67%     4.22%      3.47%    3.08%
      34         4.90%    4.71%     4.27%      3.48%    3.14%
      35         4.92%    4.76%     4.32%      3.52%    3.15%
      36         4.98%    4.80%     4.34%      3.54%
      37         5.01%    4.84%     4.35%      3.58%
      38         5.06%    4.89%     4.38%      3.63%
      39         5.10%    4.92%     4.39%      3.66%
      40         5.14%    4.92%     4.43%      3.65%
      41         5.17%    4.93%     4.45%
      42         5.17%    4.95%     4.50%
      43         5.17%    4.97%     4.47%
      44         5.17%    5.00%
      45         5.19%    5.02%
      46         5.20%    4.96%
      47         5.22%
      48         5.23%

 PRIME MIX (3)    53%      49%       57%        67%      70%       70%       70%       67%      69%      69%

                     CUMULATIVE STATIC POOL LOSS CURVES (1)
                              AT SEPTEMBER 30, 2001



   PERIOD (2)      2000-C     2000-D      2001-A    2001-B   2001-C
--------------------------------------------------------------------------
       1           0.00%       0.00%      0.00%      0.00%   0.00%
       2           0.04%       0.04%      0.03%      0.03%   0.04%
       3           0.13%       0.11%      0.09%      0.10%
       4           0.27%       0.24%      0.20%      0.21%
       5           0.46%       0.39%      0.33%      0.33%
       6           0.65%       0.54%      0.50%
       7           0.81%       0.74%      0.70%
       8           0.93%       0.93%      0.84%
       9           1.07%       1.13%
       10          1.24%       1.34%
       11          1.41%       1.50%
       12          1.62%
       13          1.86%
       14          2.04%

PRIME MIX (3)       68%         70%        72%        73%     76%

(1) Cumulative static pool losses are equal to the cumulative amount of losses actually recognized up to and including a given month divided by the original principal balance of the securitization transaction.

(2) Represents the number of months since the inception of the securitization transaction.

(3)  Represents the original percentage of prime contacts sold within each pool.

Real Estate Loan Quality

The following table summarizes mortgage delinquencies over 60 days by loan type:

                        SEPTEMBER 30,               DECEMBER 31,
                            2001                        2000
                   ----------------------      ----------------------
                                  (DOLLARS IN THOUSANDS)
                    AMOUNT                      AMOUNT
                   PAST DUE                    PAST DUE
                   OVER 60         % OF        OVER 60         % OF
                     DAYS        CATEGORY        DAYS        CATEGORY
                   --------      --------      --------      --------
Single family      $  7,219         3.62%      $  7,585         2.78%
Multifamily             386         0.20%           186         0.11%
                   --------       ------       --------       ------
                   $  7,605         1.87%      $  7,771         1.50%
                   ========       ======       ========       ======

Nonperforming Assets

Nonperforming assets, also known as NPAs, consist of nonperforming loans, also known as NPLs, Chapter 13 bankruptcy accounts greater than 120 days delinquent and real estate owned, also known as REO. REO is carried at lower of cost or fair value. NPLs are defined as all nonaccrual loans. This includes mortgage loans 90 days or more past due and impaired loans where full collection of principal and interest is not reasonably assured. NPAs increased $10.0 million to $27.1 million at September 30, 2001 compared with $14.7 million at December 31, 2000. NPAs represented 0.3% of total assets at September 30, 2001 compared to 0.2% at December 31, 2000. There were no impaired loans at September 30, 2001 and December 31, 2000.

Interest on nonperforming loans excluded from interest income was $0.5 million at September 30, 2001 and December 31, 2000.

Allowance for Credit Losses

Our allowance for credit losses was $149 million at September 30, 2001 compared to $104 million at December 31, 2000. The allowance for credit losses and related provisions are determined by considering loan volumes, loan sales, prepayments, loss trends, levels of NPLs, management's analysis of market conditions, individual loan reviews, levels of assets to reserves and other relevant factors. The allowance for credit losses is reduced by net chargeoffs and increased by the provision for credit losses. For the three and nine months ended September 30, 2001, the provision for credit losses was $60.5 million and $127 million, respectively, compared with $24.9 million and $52.1 million for the same respective periods in 2000. For the three and nine months ended September 30, 2001, net chargeoffs totaled $33.0 million and $77.3 million, respectively, compared with $10.9 million and $23.4 million for the same respective periods in 2000. The increase in the allowance for credit losses was the result of a higher level of automobile contracts held on balance sheet as well as higher chargeoffs related to continued slowing in the economy. The allowance for credit losses as a percentage of owned loans outstanding was 2.1% at September 30, 2001 and December 31, 2000.

We believe that the allowance for credit losses is currently adequate to cover probable losses in our owned portfolio that can be reasonably estimated. No single loan, borrower or series of such loans comprises a significant portion of the total portfolio. The provision and allowance for credit losses are indicative of loan volumes, loss trends and management's analysis of market conditions.

The following table sets forth the activity in the allowance for credit losses:

                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                               SEPTEMBER 30,                      SEPTEMBER 30,
                                                        --------------------------        --------------------------
                                                           2001             2000             2001             2000
                                                        ---------        ---------        ---------        ---------
                                                                          (DOLLARS IN THOUSANDS)
Balance at beginning of period                          $ 122,576        $  78,880        $ 104,006        $  64,217
Chargeoffs:
  Mortgage loans                                             (224)            (199)            (881)            (809)
  Consumer loans                                          (44,987)         (14,687)        (106,384)         (32,462)
                                                        ---------        ---------        ---------        ---------
                                                          (45,211)         (14,886)        (107,265)         (33,271)
Recoveries:
  Mortgage loans                                                3               49               16               50
  Consumer loans                                           12,184            3,951           29,977            9,807
                                                        ---------        ---------        ---------        ---------
                                                           12,187            4,000           29,993            9,857
                                                        ---------        ---------        ---------        ---------
Net chargeoffs                                            (33,024)         (10,886)         (77,272)         (23,414)
Provision for credit losses                                60,501           24,906          127,124           52,097
Write-down of non-performing assets                        (1,552)                           (5,357)
                                                        ---------        ---------        ---------        ---------
Balance at end of period                                $ 148,501        $  92,900        $ 148,501        $  92,900
                                                        =========        =========        =========        =========

Ratio of net chargeoffs during the period
  (annualized) to average loans outstanding during
  the period                                                 1.98%            1.18%            1.72%            1.07%

The following table presents summarized data relative to the allowance for credit and real estate losses at the dates indicated:

                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                           2001               2000
                                                                       -------------      ------------
                                                                            (DOLLARS IN THOUSANDS)
Total loans (1)                                                        $  7,118,697       $  4,924,053
Allowance for credit losses                                                 148,501            104,006
Allowance for real estate owned losses                                          250                250
Loans past due 60 days or more                                               61,802             37,911
Nonperforming loans                                                          11,167              9,132
Nonperforming assets (2)                                                     27,093             14,683
Allowance for credit losses as a percent of:
    Total loans (1)                                                             2.1%               2.1%
    Loans past due 60 days or more                                            240.3%             274.3%
    Nonperforming loans                                                     1,329.8%           1,138.9%
    Total allowance for credit losses and REO losses as a percent
          of nonperforming assets                                             549.0%             710.0%
Nonperforming loans as a percent of total loans                                 0.2%               0.2%
Nonperforming assets as a percent of total assets                               0.3%               0.2%

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

In addition to our indirect statement of cash flows as presented under GAAP, we also analyze the key cash flows for our automobile operations on a direct basis excluding certain items such as the purchase or sale of automobile contracts. The following table shows our operating cash flows:

                                     NINE MONTHS ENDED
                                       SEPTEMBER 30,
                                  ----------------------
                                    2001          2000
                                  --------      --------
                                  (DOLLARS IN THOUSANDS)
Cash flows from owned loans       $261,909      $135,505
Cash flows from trusts              44,172       106,053
Contractual servicing income        18,712        33,113
Other fee income                    50,389        43,267

Less:
Dealer participation                92,960        76,281
Operating costs                    155,274       141,135
                                  --------      --------
Operating cash flows              $126,948      $100,522
                                  ========      ========

Operating cash flows improved for the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000 as a result of improving net interest margins on our managed portfolio as well as improved operating efficiency.


PRINCIPAL SOURCES OF CASH

- Collections of Principal and Interest from Automobile Contracts -- For the three and nine months ended September 30, 2001, principal and interest collections totaled $1.1 billion and $3.3 billion, respectively, compared with $0.9 billion and $2.6 billion for the same respective periods in 2000.

- Deposits -- Deposits decreased to $2.3 billion at September 30, 2001 from $2.5 billion at December 31, 2000.

- Contract Sales and Securitizations -- For the three and nine months ended September 30, 2001, contract sales and securitizations totaled $1.2 billion and $3.6 billion, respectively, compared with $1.4 billion and $3.6 billion for the same respective periods in 2000.

- Borrowings and Other Sources of Funds -- Borrowings and other sources of funds, which includes notes payable, securities sold under agreements to repurchase, and FHLB advances, increased to $6.4 billion at September 30, 2001 from $4.1 billion at December 31, 2000. The increase is primarily due to securitizations totaling $3.6 billion that were treated as a secured financing for the nine months ended September 30, 2001.

PRINCIPAL USES OF CASH

- Acquisition of Loans or Investment Securities -- For the three and nine months ended September 30, 2001, loan originations totaled $1.3 billion and $3.7 billion, respectively, compared with $1.2 billion and $3.2 billion for the same respective periods in 2000. We purchased $1.0 billion of MBS and other investment securities during the nine months ended September 30, 2001 compared with $0.7 billion during the same respective period in 2000.

- Payments of Principal and Interest on Securitization Transactions -- For the three and nine months ended September 30, 2001, payments of principal and interest to noteholders and certificateholders totaled $1.0 billion and $2.6 billion, respectively, compared with $0.7 billion and $2.5 billion for same respective periods in 2000.

- Dealer Participation -- For the three and nine months ended September 30, 2001, participation paid by us to dealers was $31.2 million and $93.0 million, respectively, compared with $27.9 and $76.3 for the same respective periods in 2000.

- Advances to Spread Accounts -- The amounts due from trusts at September 30, 2001, including initial advances not yet returned, was $169 million at September 30, 2001 compared with $357 million at December 31, 2000.

- Operating Our Business -- For the three and nine months ended September 30, 2001, operating expenses totaled $59.9 million and $184 million, respectively, compared with $54.1 million and $166 million for the same respective periods in 2000.

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

The following table summarizes the Bank's actual capital and required capital as of September 30, 2001 and December 31, 2000:

                                                                              TIER 1
                                               TANGIBLE        CORE         RISK-BASED     RISK-BASED
                                               CAPITAL        CAPITAL        CAPITAL        CAPITAL
                                               --------       --------      ----------     ----------
                                                               (DOLLARS IN THOUSANDS)
SEPTEMBER 30, 2001
Actual Capital:
  Amount                                       $567,347       $567,347       $567,347       $800,836
  Capital ratio                                    7.27%          7.27%          8.48%         11.96%
FIRREA minimum required capital:
  Amount                                       $117,065       $234,130          N/A         $535,529
  Capital ratio                                    1.50%          3.00%         N/A             8.00%
  Excess                                       $450,282       $333,217          N/A         $265,307
FDICIA well capitalized required capital:
  Amount                                          N/A         $390,217       $401,647       $669,411
  Capital ratio                                   N/A             5.00%          6.00%         10.00%
  Excess                                          N/A         $177,131       $165,700       $131,425

DECEMBER 31, 2000
Actual Capital:
  Amount                                       $533,571       $533,571       $533,571       $780,317
  Capital ratio                                    8.03%          8.03%          8.32%         12.16%
FIRREA minimum required capital:
  Amount                                       $ 99,664       $199,327          N/A         $513,242
  Capital ratio                                    1.50%          3.00%         N/A             8.00%
  Excess                                       $433,907       $334,244          N/A         $267,075
FDICIA well capitalized required capital:
  Amount                                          N/A         $332,212       $384,931       $641,552
  Capital ratio                                   N/A             5.00%          6.00%         10.00%
  Excess                                          N/A         $201,359       $148,640       $138,765

The decline in capital ratios from December 31, 2000 to September 30, 2001 is primarily the result of an increase in the amount of automobile contracts held by the Bank as we continue to grow our automobile lending operations.

The following table reconciles the Bank's capital in accordance with GAAP to the Bank's tangible, core and risk-based capital:

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                        2001            2000
                                                   -------------    ------------
                                                       (DOLLARS IN THOUSANDS)
Shareholders' equity -- GAAP basis                   $ 435,824       $ 462,226
Adjustments for tangible and core capital:
  Unrealized losses under SFAS 115 and SFAS 133         55,714          14,816
  Non-permissible activities                              (116)           (115)
  Minority interest in equity of subsidiaries           75,925          56,644
                                                     ---------       ---------
Total tangible and core capital                        567,347         533,571
Adjustments for risk-based capital:
  Subordinated debentures (1)                          149,534         166,497
  General loan valuation allowance (2)                  83,955          80,249
                                                     ---------       ---------
Risk-based capital                                   $ 800,836       $ 780,317
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

The following table summarizes our maturity GAP position:


                                                        INTEREST RATE SENSITIVITY ANALYSIS AT SEPTEMBER 30, 2001
                                         ------------------------------------------------------------------------------------------
                                                                                         3 Years
                                           Within         3 Months        1 Year to         to            After 5
                                          3 Months        to 1 Year        3 Years        5 Years          Years           Total
                                         -----------     -----------     -----------     -----------     -----------    -----------
                                                                           (Dollars in thousands)
Interest earning assets:
   Investment securities                 $     9,239                     $       488                     $     1,025    $    10,752
   Other investments                          82,917     $       310                                                         83,227
   Mortgage-backed securities                341,835         573,175         683,260     $   322,728         299,639      2,220,637
                                         -----------     -----------     -----------     -----------     -----------    -----------
          Total investments                  433,991         573,485         683,748         322,728         300,664      2,314,616
   Consumer loans (1)                        435,621       1,693,046       3,115,464       1,343,037          38,880      6,626,048
   Mortgage loans:
      Adjustable rate (2)                    305,073          59,529                                                        364,602
      Fixed rate (2)                             747           2,977           5,606           3,580          11,148         24,058
   Construction loans (2)                     10,285                                                                         10,285
   Commercial loans (2)                       87,683           2,312           1,928             597           1,184         93,704
                                         -----------     -----------     -----------     -----------     -----------    -----------
          Total interest earning assets    1,273,400       2,331,349       3,806,746       1,669,942         351,876      9,433,313
Interest bearing liabilities:
   Deposits:
      Passbook accounts (3)                    2,164           5,840           3,389                                         11,393
      Demand deposit and money
         market accounts (3)                  82,005         240,603         466,265                                        788,873
      Certificate accounts (4)               476,126         809,527         125,483           2,190              97      1,413,423
      FHLB advances (4)                      381,000           6,500                                           2,956        390,456
      Securities sold under
         agreements to repurchase (4)        141,405                                                                        141,405
      Subordinated debentures (4)                                                                            147,779        147,779
      Notes payable on automobile
         secured financing (4)             2,143,174       1,568,496       1,729,530         426,453                      5,867,653
      Other borrowings (4)                     5,177                                                                          5,177
                                         -----------     -----------     -----------     -----------     -----------    -----------
           Total interest bearing
                    liabilities            3,231,051       2,630,966       2,324,667         428,643         150,832      8,766,159
                                         -----------     -----------     -----------     -----------     -----------    -----------

Excess interest earning/bearing
   assets (liabilities)                   (1,957,651)       (299,617)      1,482,079       1,241,299         201,044        667,154
Effect of hedging activities (5)           3,408,500        (258,600)     (1,851,835)       (533,565)       (764,500)
                                         -----------     -----------     -----------     -----------     -----------    -----------
Hedged excess (deficit)                  $ 1,450,849     $  (558,217)    $  (369,756)    $   707,734     $  (563,456)   $   667,154
                                         ===========     ===========     ===========     ===========     ===========    ===========

Cumulative excess                        $ 1,450,849     $   892,632     $   522,876     $ 1,230,610     $   667,154    $   667,154
                                         ===========     ===========     ===========     ===========     ===========    ===========


Cumulative excess as a percentage
  of total interest earning assets             15.38%           9.46%           5.54%          13.05%           7.07%          7.07%

(1)  Based on contractual maturities adjusted by our historical prepayment rate.

(2)  Based on interest rate repricing adjusted for projected prepayments.

(3)  Based on assumptions established by the OTS.

(4)  Based on contractual maturity.

(5)  Includes effect of cash flow hedges on our future deposits.

PART II.  OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

               We or our subsidiaries are involved as parties to certain legal proceedings incidental to our businesses, including consumer class action lawsuits. We are vigorously defending these actions and do not believe that the outcome of these proceedings will have a material effect upon our financial condition, results of operations and cash flows.

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

                                    WESTCORP
--------------------------------------------------------------------------------
                                  (Registrant)






Date: November 14, 2001               By: /s/  JOY SCHAEFER
      ----------------------              --------------------------------------
                                          Joy Schaefer
                                          President and Chief Operating Officer


Date: November 14, 2001               By: /s/ Lee A. Whatcott
      ----------------------              --------------------------------------
                                          Lee A. Whatcott
                                          Executive Vice President (Principal
                                          Financial and Accounting Officer) and
                                          Chief Financial Officer