Form 10-K
period 2001-12-31
WESTCORP /CA/
filed 2002-03-26
CIK 813461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to                 .

Commission File Number 33-13646

WESTCORP

(Exact name of registrant as specified in its Charter)

California	51-0308535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 Pasteur, Irvine, California	92618-3816
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (949) 727-1002

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, $1 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports,) and (2) has been subject to such filing requirements for the last 90 days.     Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 2002:

Common Stock, $1.00 Par Value — $271,258,847

The number of shares outstanding of the issuer’s class of common stock as of March 21, 2002:

Common Stock, $1.00 Par Value — 39,097,791

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held May 2, 2002 are incorporated by reference into Part III.

PART I
Item 1.Business
Item 2.Properties
Item 3.Legal Proceedings
Item 4.Submission of Matters to a Vote of Security Holders
PART II
Item 5.Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6.Selected Financial Data
Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.Quantitative and Qualitative Disclosure About Market Risk
Item 8.Financial Statements and Supplementary Data
Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
Item 10.Directors and Executive Officers of the Registrant
Item 11.Executive Compensation
Item 12.Security Ownership of Certain Beneficial Owners and Management
Item 13.Certain Relationships and Related Transactions
PART IV
Item 14. Financial Statement Schedules, Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT 10.3.1
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.6.1
EXHIBIT 10.6.2
EXHIBIT 10.9.2
EXHIBIT 10.9.3
EXHIBIT 10.16.1
EXHIBIT 10.16.2
EXHIBIT 10.16.3
EXHIBIT 18.18.3
EXHIBIT 10.19.1
EXHIBIT 10.20
EXHIBIT 21.1
EXHIBIT 23.1

WESTCORP AND SUBSIDIARIES

PART I

Item 1. Business

General

      We are a diversified financial services holding company that provides automobile lending services through our second tier subsidiary, WFS Financial Inc, also known as WFS, and retail and commercial banking services through our wholly owned subsidiary, Western Financial Bank, also known as the Bank. The Bank currently owns 84% of the capital stock of WFS.

     Automobile Lending Operations

      Through WFS, we are one of the nation’s largest independent automobile finance companies with 29 years of experience in the automobile finance industry. We believe that the automobile finance industry is the second largest consumer finance industry in the United States with over $825 billion of loan and lease originations during 2001. We originate new and pre-owned automobile installment contracts through our relationships with over 7,500 franchised and independent automobile dealers nationwide. We originated $4.9 billion of contracts during 2001 and managed a portfolio of $8.2 billion at December 31, 2001.

      Approximately 25% of our automobile contract originations are for the purchase of new automobiles and approximately 75% of our automobile contract originations are for the purchase of pre-owned automobiles. Approximately 76% of our automobile contract originations are with borrowers who have strong credit histories, otherwise generally known as prime borrowers, and approximately 24% of our automobile contract originations are with borrowers who have overcome past credit difficulties, otherwise generally known as non-prime borrowers.

      We underwrite automobile contracts through a credit approval process that is supported and controlled by a centralized, automated front-end system. This system incorporates proprietary credit scoring models and industry credit scoring models and tools, which enhance our credit analysts’ ability to tailor each automobile contract’s pricing and structure to maximize risk-adjusted returns. As a result of our sophisticated credit and underwriting systems, we are able to earn attractive risk-adjusted returns on our automobile contracts. For the year ended December 31, 2001, the average net interest spread was 9.61% while net credit losses averaged 2.27% for the same period.

      We structure our business to minimize operating costs while providing high quality service to our dealers. Those aspects that require a local market presence are performed on a decentralized basis in our 43 offices. All other operations are centralized. We fund our purchases of automobile contracts, on an interim basis, with deposits raised through our banking operations, which are insured by the Federal Deposit Insurance Corporation, also known as the FDIC, and other borrowings of the Bank. For long-term financing, we issue automobile contract asset-backed securities. Since 1985, we have sold or securitized over $24 billion of automobile contracts in 54 public offerings of asset-backed securities, making us the fourth largest issuer of such securities in the nation. The relationship between WFS and our banking operations gives us a competitive advantage relative to other independent automobile finance companies by providing a significant source of liquidity at a low cost and affording us the ability to enter the automobile contract asset-backed securities market on an opportunistic basis.

      The following table presents a summary of our automobile contracts purchased:

	For the Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
New vehicles	$1,208,753	$1,028,394	$796,339
Pre-owned vehicles	3,654,526	3,190,833	2,543,807

Total volume	$4,863,279	$4,219,227	$3,340,146

Prime automobile contracts	$3,675,351	$2,900,960	$2,313,573
Non-prime automobile contracts	1,187,928	1,318,267	1,026,573

Total volume	$4,863,279	$4,219,227	$3,340,146

     Bank Operations

      The primary focus of our banking operations is to generate diverse, low-cost funds to provide the liquidity needed to fund our acquisition of automobile contracts. We have the ability to raise significant amounts of liquidity by attracting both short-term and long-term deposits from the general public, commercial enterprises and institutions by offering a variety of accounts and rates. These funds are generated through our retail and commercial banking divisions. We may also raise funds by obtaining advances from the Federal Home Loan Bank, or FHLB, selling securities under agreements to repurchase and utilizing other borrowings. Our retail banking division serves the needs of individuals and small businesses by offering a broad range of products through 24 retail branches located throughout California. Our commercial banking division focuses on small and medium-sized businesses in Southern California. At December 31, 2001, the total deposits gathered by both banking divisions were $2.0 billion. Approximately 80% of these accounts were demand deposits, money market accounts and certificate of deposit accounts under $100,000 in principal, which we believe represent a stable and attractive source of funding.

      We also invest deposits generated by the retail and commercial banking divisions in mortgage-backed securities, also known as MBS. Our investment in MBS, together with the cash balances that we maintain, create a significant liquidity portfolio, which provides us with additional funding security and also affords us greater flexibility to structure securitizations with attractive terms. Net interest income from bank operations totaled $45.7 million, $26.3 million and $46.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. Net interest income from bank operations represented 10%, 21% and 32% of total net interest income for us on a consolidated basis for the same respective periods.

      In January 1999, we closed our prime mortgage lending operations. During the third quarter of 1999, we completed the sale of our sub-prime mortgage lending operations and sold the remaining $1.0 billion of mortgage servicing rights that we held. During the fourth quarter of 1999, we closed our mortgage loan servicing department and entered into an agreement to sell the rights to service our remaining owned mortgage loan portfolio, thereby completing our mortgage banking exit strategy. At December 31, 2001, we owned $373 million in single family and multifamily mortgage loans that were originated through previous mortgage lending activities.

      The following table sets forth our loan origination, purchase and sale activity over the past five years:

	For the Year Ended December 31,

	2001	2000	1999	1998	1997

	(Dollars in thousands)
Loans originated:
Consumer loans:
Automobile contracts(1)	$4,863,279	$4,219,227	$3,340,146	$2,670,696	$2,285,279
Other	6,691	12,888	15,586	9,645	52,080

Total consumer loans	4,869,970	4,232,115	3,355,732	2,680,341	2,337,359
Mortgage loans:
Existing property	9,714	17,382	263,019	2,725,415	2,306,251
Construction	12,318	14,718	11,969	18,721	17,078
Equity	969	1,024	1,948	10,262	8,177

Total mortgage loans	23,001	33,124	276,936	2,754,398	2,331,506
Commercial loans:	291,944	266,342	237,316	124,259	71,399

Total loans originated	5,184,915	4,531,581	3,869,984	5,558,998	4,740,264
Loans purchased:
Mortgage loans on existing property	229	488	412	450	6,166

Total loans purchased	229	488	412	450	6,166
Loans sold:
Automobile contracts		660,000	2,500,000	1,885,000	2,190,000
Mortgage loans	3,382	3,394	502,157	2,884,073	1,974,423

Total loans sold	3,382	663,394	3,002,157	4,769,073	4,164,423
Principal reductions(2)	2,572,665	1,126,520	679,224	670,310	440,607

Increase in total loans	$2,609,097	$2,742,155	$189,015	$120,065	$141,400

(1)	Includes automobile contracts purchased from automobile dealers as well as leases.

(2)	Includes scheduled payments, prepayments and chargeoffs.

The History of Westcorp

      Western Thrift & Loan Association, a California-licensed thrift and loan association, was founded in 1972. In 1973, we were formed as the holding company for Western Thrift & Loan Association under the name Western Thrift Financial Corporation. We later changed our name to Westcorp. In 1982, we acquired Evergreen Savings and Loan Association, a California-licensed savings and loan association, which became our wholly owned subsidiary. The activities of Western Thrift & Loan Association were merged into Evergreen Savings and Loan Association in 1982, and Evergreen Savings and Loan Association’s name was changed ultimately to Western Financial Bank.

      Western Thrift & Loan Association was involved in automobile finance activities from its incorporation until its merger with Evergreen Savings and Loan Association. Since such time, the automobile finance activities of Western Thrift & Loan Association were continued by the Bank. In 1988, Westcorp Financial Services, Inc. was incorporated as a wholly owned consumer finance subsidiary of the Bank to provide non-prime automobile finance services, a market not serviced by the Bank’s automobile finance division.

      In 1995, the Bank transferred its automobile finance division to Westcorp Financial Services, which changed its name to WFS Financial Inc. In connection with that restructuring, the Bank transferred to WFS all assets relating to its automobile finance division, including the automobile contracts held on balance sheet and all interests in the excess spread payable from outstanding securitization transactions. The Bank also transferred all of the outstanding stock of WFS Financial Auto Loans, Inc., also known as WFAL, and WFS Financial Auto Loans 2, Inc., also known as WFAL2, the securitization entities, thereby making these companies subsidiaries of WFS. In 1995, WFS sold approximately 20% of its shares in a public offering.

      On January 22, 2002, we filed a registration statement with the Securities and Exchange Commission, also known as the SEC, to provide our shareholders an exclusive opportunity to purchase additional shares of stock through a rights offering. The registration statement for this offering became effective on February 11, 2002. Shareholders of record as of the close of business on February 12, 2002 were distributed rights to purchase additional shares at a price of $15.75 per share. For each share of common stock owned, the shareholders received one right, and for each 11 rights, the shareholder was entitled to purchase one share of common stock. Rights were exercisable until March 4, 2002. Ernest S. Rady, the Chairman of the Board of Directors of Westcorp, exercised his rights and his right to oversubscribe. Mr. Rady is the beneficial owner of approximately 68% of our common stock. We raised a total of $51.3 million through the issuance of 3.3 million additional common shares.

      On January 22, 2002, WFS filed a registration statement with the SEC to provide its shareholders an exclusive opportunity to purchase additional shares of stock through a rights offering. The registration statement for this offering became effective on February 11, 2002. Shareholders of record as of the close of business on February 12, 2002 were distributed rights to purchase additional shares at a price of $18.00 per share. For each share of common stock owned, the shareholders received one right, and for each 5.7 rights, the shareholder was entitled to purchase one share of common stock. Rights were exercisable until March 4, 2002. The Bank exercised its basic subscription right and its oversubscription right as part of this offering. WFS raised a total of $110 million through the issuance of 6.2 million additional common shares. At the completion of this rights offering, the Bank held 84% of WFS.

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

Market and Competition

      The automobile finance industry is generally segmented according to the type of car sold (new versus pre-owned) and the credit characteristics of the borrower (prime, non-prime or sub-prime). Based upon industry data, we believe that during 2001, prime, non-prime and sub-prime loan originations in the United States were $550 billion, $150 billion and $125 billion, respectively. The United States captive automobile finance companies, General Motors Acceptance Corporation, Ford Motor Credit Company and Chrysler Credit Corporation account for approximately 40% of the automobile finance market. We believe that the balance of the market is highly fragmented and that no other market participant has greater than a 4% market share. Other market participants include the other captive automobile finance companies of other manufacturers, banks, credit unions, independent automobile finance companies and other financial institutions.

      Our dealer servicing and underwriting capabilities and systems enable us to compete effectively in the automobile finance market. Our ability to compete successfully depends largely upon our strong personal relationships with dealers and their willingness to offer to us automobile contracts that meet our underwriting criteria. Our relationship is fostered by the promptness with which we process and fund automobile contracts, as well as the flexibility and scope of the programs we offer. We purchase the full spectrum of prime and non-prime automobile contracts secured by both new and pre-owned vehicles.

      Competition in the retail banking business comes primarily from commercial banks, credit unions, savings and loan associations, mutual funds, and corporate and government securities markets. Many of the nation’s largest savings and loan associations and other depository institutions are headquartered or have branches in California. We compete for deposits primarily on the basis of interest rates paid and the quality of service provided to our customers. We do not rely on any individual, group or entity for a material portion of our deposits.

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

Our Business Strategy

      Our business objective is to maximize long-term profitability by efficiently purchasing and servicing prime and non-prime credit quality automobile contracts that generate strong and consistent risk-adjusted returns. We achieve this objective by employing our business strategy, which includes the following key elements:

•	produce consistent, measured growth through our strong dealer relationships;

•	price automobile contracts to maximize risk-adjusted returns by using advanced technology and experienced underwriters;

•	create operating efficiencies through technology and best practices;

•	generate low cost liquidity through diverse funding sources, including positive operating cash flows; and

•	record high quality earnings and maintain a conservative, well-capitalized balance sheet.

Produce Consistent, Measured Growth Through Our Outstanding Dealer Relationships

      Over the past five years, we have experienced a compounded annual growth rate in automobile contract purchases of 18%. We provide a high degree of personalized service to our dealership base by marketing, underwriting and purchasing contracts on a local level. Our focus is to provide each dealer superior service by providing a single source of contact to meet the dealer’s prime and non-prime financing needs. We believe that the level of our service surpasses that of our competitors by making our business development representatives available any time a dealer is open, making prompt credit decisions, negotiating credit decisions within available programs by providing structural alternatives and funding promptly.

      Growth of originations is primarily through increased dealer penetration. We intend to increase automobile contract purchases from our current dealer base as well as develop new dealer relationships. Prior to 1995, we originated automobile contracts in seven, primarily western states. Subsequently, we increased our geographic penetration nationwide. Although our presence is well established throughout the country, we believe that we still have opportunities to build market share, especially in those states that we entered since 1994. In addition, we have improved our dealer education and delivery systems in order to increase the ratio of automobile contracts purchased to the number of applications received from a dealer, thereby improving the efficiency of our dealer relationships. We are also seeking to increase automobile contract purchases through new dealer programs targeting high volume, multiple location dealers. These programs focus on creating relationships with dealers to achieve higher automobile contract originations and improving efficiencies. We also originate loans directly from consumers and purchase loans from other finance companies on a limited basis. Additionally, we continue to explore other distribution channels, including the Internet. Recently, we acquired approximately a 10% interest in DealerTrack Holdings, Inc., also known as DealerTrack, an Internet business to business portal that brings together finance companies with dealers. DealerTrack has signed up nine finance companies and 13,500 dealers, and expects to have 15,000 dealers by the end of 2002. Currently, 20% of our applications are derived from our relationship with DealerTrack.

Price Automobile Contracts to Maximize Risk-Adjusted Returns by Using Advanced Technology and Experienced Underwriters

      Quality underwriting and servicing are essential to effectively assess and price for risk and to maximize risk-adjusted returns. We rely on a combination of credit scoring models, system-controlled underwriting policies and the judgment of our trained credit analysts to make risk-based credit decisions. We use credit scoring to differentiate applicants and to rank order credit risk in terms of expected default probability. Based upon this statistical assessment of credit risk, the underwriter is able to appropriately tailor automobile contract pricing and structure.

      To achieve the return anticipated at origination, we have developed a disciplined behavioral servicing process for the early identification and cure of delinquent automobile contracts and for loss mitigation. In addition, we provide credit and profitability incentives to our associates to make decisions consistent with our underwriting policies by offering bonuses based both on individual and office-wide performance.

      The following table shows the improvement in risk-adjusted margins on automobile contracts originated over the past several years:

	For the Year Ended December 31,

	2001	2000	1999	1998	1997

Weighted average coupon(1)	14.37%	14.93%	14.65%	14.59%	15.33%
Interest on borrowings(1)	4.76	7.33	6.23	5.95	6.36

Net interest margins	9.61	7.60	8.42	8.64	8.97
Credit losses(2)	2.27	1.91	2.13	3.42	3.02

Risk-adjusted margins	7.34%	5.69%	6.29%	5.22%	5.95%

(1)	Represents the rate on automobile contracts originated during the periods indicated.

(2)	Represents the rate on managed automobile contracts during the periods indicated.

  Create Operating Efficiencies Through Technology and Best Practices

      Since 1997, we have spent approximately $40 million in new technology and we have evaluated all aspects of our operations in order to streamline processes and employ best practices throughout the organization.

      Our key technology systems implemented through this process include:

•	automated front-end origination system which calculates borrower ratios, maintains lending parameters and approval limits, accepts electronic applications and directs applications to the appropriate credit analyst, all of which have reduced the cost of receiving, underwriting and funding automobile contracts;

•	custom designed proprietary scoring models that rank order the risk of loss occurring on a particular automobile contract;

•	behavioral delinquency management system which improves our ability to queue accounts according to the level of risk, monitor collector performance and track delinquent automobile accounts;

•	centralized and upgraded borrower services department which includes remittance processing, interactive voice response technology and direct debit services;

•	centralized imaging system that provides for the electronic retention and retrieval of account records; and

•	data warehouse that provides analytical tools necessary to evaluate performance of our portfolio by multiple dimensions.

      As a result of these efforts, we have reduced our operating costs as a percent of managed loans from a high of 4.3% during the second quarter of 1998 to 2.8% during the fourth quarter of 2001. We have substantially completed the implementation of our legacy systems and major changes to business practices. We will, however, continue to evaluate new technology and best practices to further improve our operating efficiencies.

  Generate Low Cost Liquidity Through Diverse Funding Sources, Including Positive Operating Cash Flows

      The Bank provides diverse, low-cost funds through its retail and commercial banking divisions as well as its ability to obtain advances from the FHLB, sell securities under agreements to repurchase and utilize other borrowing sources. These significant and diverse sources of funds provide liquidity at a low cost to fund our automobile contract purchases and allow us to opportunistically enter the automobile contract asset-backed securities market. Cash flows from operations provide an additional source of liquidity for us. For the year ended December 31, 2001, we generated $180 million in positive cash flows from our automobile operations. We maintain a significant liquidity portfolio of cash and mortgage-backed securities on our balance sheet, which totaled $2.1 billion as of December 31, 2001. This liquidity portfolio provides us with additional funding security and also affords us greater flexibility to structure securitizations with attractive features.

  Record High Quality Earnings and Maintain a Conservative Well-capitalized Balance Sheet

      Presenting high quality earnings and maintaining a conservative and well-capitalized balance sheet has been our focus since our founding in 1972. We believe that this strategy ensures success over the long-term rather than providing extraordinary short-term results and is manifested by the success that we have enjoyed over the past 29 years. Components of this strategy include accounting for our automobile securitizations as secured financings rather than sales and maintaining solid allowances for credit losses.

      Since March 2000, we have structured our securitizations as secured financings. By accounting for our automobile securitizations as secured financings, the automobile contracts and notes issued remain on the balance sheet and the earnings of the automobile contracts in the trust and the related financing costs are reflected over the life of the underlying pool of automobile contracts as net interest income. Additionally, no retained interest in securitized assets, also known as RISA, is recorded on the balance sheet with a corresponding non-cash gain on sale. The RISA must be written off over the life of a securitization. This asset is subject to impairment if assumptions made about the performance of a securitization are not realized. At December 31, 2001, the RISA (net of tax) created from asset-backed securities issued prior to April 2000 represented 4.2% of total equity. This compares with a high of $181 million or 30% of equity in 1997. We expect the RISA to be fully amortized or otherwise eliminated by the end of 2002.

      We maintain an allowance for credit losses for both on and off balance sheet loans. Our on balance sheet allowance for credit losses as a percentage of loans receivable was 2.3% and 2.1% as of December 31, 2001 and 2000, respectively. Our off balance sheet allowance for credit losses as a percentage of outstanding automobile contracts sold through securitizations was 3.9% and 4.2%, respectively.

      At December 31, 2001, the Bank had a total risk-based capital ratio of 11.86%, a Tier 1 risk-based capital ratio of 8.49%, and a leverage ratio of 7.29%, compared to “well-capitalized” regulatory requirements of 10.0%, 6.0% and 5.0%, respectively. Because of the Bank’s “well-capitalized” status, it has no institution specific liquidity or regulatory constraints on its operations.

Operations

  Automobile Lending

     Locations

      We currently originate automobile contracts nationwide through 43 offices. Each office manager is accountable for the performance of automobile contracts originated in that office throughout the life of the automobile contracts, including acquisition, underwriting, funding and collection. We have two national service centers located in California and Texas with functions including data entry and verification, records management, remittance processing, customer service call centers and automated dialers. We maintain three regional bankruptcy and remarketing centers and have a centralized asset recovery center located in California. Our corporate offices are located in Irvine, California.

     Business Development

      The business development representatives’ responsibilities include improving our relationship with existing dealers and enrolling and educating new dealers to increase the number of automobile contracts originated. The business development representatives target selected dealers within their territory based upon volume, potential for business, financing needs of the dealers, and competitors that are doing business with such dealers.

      Before we decide to do business with a new dealer, we perform a review process of the dealer and its business. If we then determine to proceed, we enter into a non-exclusive dealership agreement with the dealer. This agreement contains certain representations regarding the automobile contracts the dealer will sell to us. Due to the non-exclusive nature of our relationship with dealers, they retain discretion to determine whether to sell automobile contracts to us or another financial institution. The business development representative is responsible for educating the dealers’ finance managers about the types of automobile contracts that meet our underwriting standards. This education process ensures that we minimize the number of applications we receive that are outside of our underwriting guidelines, thereby increasing our efficiency and lowering our overall cost to originate automobile contracts.

      After this relationship is established, the business development representative continues to actively monitor the relationship with the objective of maximizing the overall profitability of each dealer relationship within his or her territory. This includes ensuring that a significant number of approved applications received from each dealer are actually funded by us, ensuring that the type of automobile contract received meets our underwriting standards, monitoring the risk-based pricing of automobile contracts acquired and reviewing the actual performance of the automobile contracts purchased. To the extent that a dealer does not meet minimum conversion ratio or lending volume standards, the dealer may be precluded from sending us applications in the future. During the past year, our dealer base declined from approximately 8,500 to 7,500, primarily as a result of us eliminating dealers that did not meet our standards. Our increase in volume is the result of funding more automobile contracts from dealers that meet our standards. Business development managers within each regional business center provide direct management oversight to each business development representative. In addition, the director of sales and marketing provides oversight management to ensure that all business development managers and representatives are following overall corporate guidelines.

     Underwriting and Purchasing of Automobile Contracts

      The underwriting process begins when an application is faxed to our centralized data entry center or sent to us via the Internet. Our data entry group enters the applicant information from faxed applications into our front-end underwriting computer system. Internet applications are automatically loaded into our front-end system. Once the application is in the front-end system, the system automatically obtains credit bureau information on the applicant and calculates our proprietary credit score.

      We use credit scoring to differentiate credit applicants and to rank order credit risk in terms of expected default probabilities, which enables us to tailor contract pricing and structure according to this statistical assessment of credit risk. For example, a consumer with a lower score would indicate a higher probability of default; therefore, we would structure and price the transaction to compensate for this higher default risk. Multiple scorecards are used to accommodate the full spectrum of automobile contracts we purchase. In addition to a credit score, the system highlights certain aspects of the credit application which have historically impacted the credit worthiness of the borrowers.

      Credit analysts are responsible for properly structuring and pricing deals to meet our risk-based criteria. They review the information, structure and price of an application and make a determination whether to approve, decline or make a counteroffer to the dealer. Each credit analyst’s lending levels and approval authorities are established based on the individual’s credit experience and portfolio performance, credit manager audit results and quality control review results. Higher levels of approvals are required for higher credit risk and are controlled by system driven parameters and limits. System driven controls include limits on interest rates, automobile contract terms, automobile contract advances, payment to income ratios, debt to income ratios, collateral values and low side overrides.

      Once adequate approval has been received, the computer system automatically sends a fax back to the dealer or through the Internet with our credit decision, specifying approval, denial or conditional approval based upon modification to the structure, such as increase in down payment, reduction of term, or the addition of a co-signer. As part of the approval process, the system or the credit analyst may require that some of the information be verified, such as income, employment, residence or credit history of the applicant. The system increases efficiency by automatically denying approval in certain circumstances without additional underwriting being performed. These automated notices are controlled by parameters set by us consistent with our credit policy.

      If the dealer accepts the terms of the approval, the dealer is required to deliver the necessary documentation for each automobile contract to the appropriate office. The funding group audits such documents for completeness and consistency with the application, providing final approval and funding of the automobile contract. A direct deposit is made or a check is prepared and is promptly sent to the dealer for payment. The dealer’s proceeds may include dealer participation for consideration of the acquisition of the automobile contract. The completed automobile contract file is then forwarded to the appropriate record center for imaging.

      Under the direction of the Credit and Pricing Committee, the Chief Credit Officer oversees credit risk management, sets underwriting policy, monitors automobile contract pricing, tracks compliance to underwriting policies and re-underwrites select automobile contracts. If re-underwriting statistics are unacceptable, all monthly and quarterly incentives are forfeited by the office that originated the automobile contracts. Our internal quality control group reviews automobile contracts on a statistical sampling basis to ensure adherence to established lending guidelines and proper documentation requirements. Credit managers within each regional business center provide direct management oversight to each credit analyst. In addition, the Chief Credit Officer provides oversight management to ensure that all credit managers and analysts are following overall corporate guidelines.

      The following table sets forth information for automobile contracts originated, automobile contracts managed and number of dealers in the states in which we operate our business:

	Automobile Contract Purchases
	For the Year Ended
	December 31,			At December 31, 2001

State	2001	2000	1999	Managed Portfolio	Number of Dealers

	(Dollars in thousands)
California	$1,928,371	$1,680,814	$1,375,877	$3,314,200	2,053
Arizona	324,299	277,217	196,935	517,134	270
Washington	216,003	186,078	166,760	345,768	337
Oregon	196,292	158,944	128,154	290,018	344
Florida	184,289	175,341	138,981	324,321	352
Texas	181,651	158,138	185,795	319,491	359
Ohio	174,040	165,860	103,615	305,416	413
North Carolina	138,956	106,664	84,543	225,069	272
South Carolina	129,963	91,246	57,315	196,855	165
Colorado	123,788	130,247	111,486	215,054	207
Nevada	105,747	101,311	90,521	194,480	100
Virginia	99,056	97,997	61,094	177,378	230
Illinois	93,709	76,020	62,755	150,947	211
Tennessee	83,892	68,955	52,128	138,983	157
Georgia	82,352	71,341	39,136	135,513	229
Utah	77,321	63,531	45,767	113,722	144
Idaho	77,184	48,639	36,649	111,331	115
Michigan	67,905	52,489	22,472	99,044	148
Missouri	57,883	64,372	46,456	106,682	149
Pennsylvania	46,122	39,317	28,831	79,676	138
Kentucky	41,526	34,658	23,603	66,183	105
Maryland	41,286	36,431	26,279	73,819	93
Wisconsin	40,826	37,439	24,839	64,219	99
Indiana	36,739	26,759	23,951	59,094	93
Alabama	31,967	49,053	45,706	75,707	96
New York	29,801	5,097	395	30,045	104
New Jersey	28,280	26,552	17,690	51,383	86
Massachusetts	27,778	22,126	25,131	47,898	64
Delaware	26,173	23,709	11,326	42,971	38
Oklahoma	25,065	16,318	13,974	35,537	37
New Mexico	24,146	9,469	15,089	32,784	30
Kansas	21,533	22,683	12,736	38,731	58
Mississippi	19,691	17,434	14,901	36,847	45
Minnesota	18,240	11,156	446	21,140	48
West Virginia	11,930	16,763	7,241	23,783	28
Connecticut	11,508	13,638	15,799	25,451	43
New Hampshire	10,563	7,157	4,125	15,350	36
Iowa	9,228	13,027	7,334	19,593	35
Wyoming	6,918	5,114	4,050	10,630	21
Nebraska	5,248	5,427	683	8,000	17
Rhode Island	2,947	2,642	3,304	5,953	15
South Dakota	2,078			1,708	7
Maine	985	2,054	897	2,399	7
Hawaii			5,377	2,575

Total	$4,863,279	$4,219,227	$3,340,146	$8,152,882	7,598

          Servicing of Automobile Contracts

      We service all of the automobile contracts we purchase, both those held by us and those sold in securitizations. The servicing process includes the routine collection and processing of payments, responding to borrower inquiries, maintaining the security interest in the vehicle, maintaining physical damage insurance coverage and repossessing and selling collateral when necessary. During the second quarter of 2000, we implemented a new decision support system, which incorporates behavioral scoring models and allows us to continually seek the most efficient and effective collection methods.

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

      Our fully integrated servicing, decision and collections system automatically forwards accounts to our automated dialer or regional collection centers based on the assessed risk of default or loss. Account assessment poses several courses of action, including delaying collection activity based on the likelihood of self curing, directing an account to the automated dialer for a predetermined number of days before being forwarded to a regional collections office, or directly forwarding to a collection specialist in the regional office for accelerated collection efforts as early as seven days past due. This process balances the efficiency of centralized collection efforts with the effectiveness of decentralized personal collection efforts. Our systems track delinquencies and chargeoffs, monitor the performance of our collection associates and assist in delinquency forecasting. To assist in the collection process, we can access original documents through our imaging system which stores all the documents related to each automobile contract. We limit deferments to a maximum of three over the life of the contract and rarely rewrite automobile contracts.

      If satisfactory payment arrangements are not made, the automobile is generally repossessed within 60 to 90 days of the date of delinquency, subject to compliance with applicable law. We use independent contractors to perform repossessions. The automobile remains in our custody generally for 15 days, or longer if required by local law, to provide the obligor the opportunity to redeem the automobile contract. If after the redemption period the delinquency is not cured, we write down the vehicle to fair value and reclassify the automobile contract as a repossessed asset. After the redemption period expires, we prepare the automobile for sale. We sell substantially all repossessed automobiles through wholesale automobile auctions, subject to applicable law. We do not provide the financing on repossessions sold. We use regional remarketing departments to sell our repossessed vehicles. Once the vehicles are sold, any remaining deficiency balances are then charged off. At December 31, 2001, repossessed automobiles outstanding managed by us was $7.6 million or 0.09% of the total managed automobile contract portfolio, compared with $6.2 million or 0.09% of the total managed automobile contract portfolio at December 31, 2000.

      It is our policy to charge off an account when it becomes contractually delinquent by 120 days, except for accounts that are in Chapter 13 bankruptcy, even if we have not yet repossessed the vehicle. At the time that an automobile contract is charged off, all accrued interest is reversed. For those accounts that are in Chapter 13 bankruptcy and contractually past due 120 days, all accrued interest is reversed and income is recognized on a cash basis. Additionally, we mark down such automobile contracts to fair value and reclassify them as non-performing accounts. After chargeoff, we collect deficiency balances through our centralized asset recovery center. These efforts include contacting the borrower directly, seeking a deficiency judgment through a small claims court, or instituting other judicial action where necessary. In some cases, particularly where recovery is believed to be less likely, the account may be assigned to a collection agency for final resolution. We also monitor payment plans on those obligors who have filed for bankruptcy.

     Retail Banking

      Our retail banking operations are conducted through 24 branch offices located throughout California. At December 31, 2001, the total deposits gathered by the retail banking division were $1.8 billion compared to

$2.0 billion at December 31, 2000. Due to the limited number of branch offices, we have historically focused on certificate of deposit accounts as the primary product offered by the retail banking division.

      Demand deposits and money market accounts obtained through our retail banking operations totaled $618 million at December 31, 2001 compared with $460 million at December 31, 2000. At December 31, 2001, demand deposits and money market accounts represented 34% of our total deposits compared with 23% at December 31, 2000. In addition, demand deposits, money market accounts and certificate of deposit accounts under $100,000 in principal represented approximately 80% of our total deposit accounts.

     Commercial Banking

      We focus our commercial banking operations in the Orange, Los Angeles and San Diego County metropolitan areas, operating through our Irvine headquarters office. We target commercial clients with sales between $10 million and $100 million. We offer our commercial clients a full array of deposit and loan products that are priced competitively and designed specifically for them. The commercial banking division’s strategy is to generate deposits in excess of the loans it funds to provide another source of liquidity for the Bank. Deposit products include money market, business checking and certificate of deposit accounts delivered either through direct contact or through cash management services. Loan products include term loans, lines of credit, asset-based loans, construction and real estate loans. We also offer consumer deposit and money market accounts as well as consumer loans and lines of credit to the company owners, management and their associates. Loan products are generally priced on a floating rate basis, based on the prime rate or the London Interbank Offer Rate, also known as LIBOR. Fixed rates are generally limited to a one-year term or less.

      Credit quality is managed by having each loan reviewed for approval by a credit committee comprised of the Bank’s President, Chairman of the Board, Board members and our executives. In addition, account officers are directly assigned to specific accounts to maintain close contact with the customer. Such contact allows for greater opportunity to cross sell products, as well as for observing and continually evaluating the customer for potential credit problems.

      At December 31, 2001, the commercial banking division had $161 million in deposits compared with $444 million at December 31, 2000. Commercial loans outstanding totaled $85.3 million and $108 million at December 31, 2001 and 2000, respectively.

      The following table presents information regarding total loans and deposits of our commercial banking operations:

	For the Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Average balance — loans	$152,251	$156,065	$99,495
Average balance — deposits	236,136	390,227	164,682
Interest income	11,215	14,312	8,369
Interest expense	8,713	21,460	6,895
Average interest rate earned on loans	7.37%	9.17%	8.41%
Average interest rate paid on deposits	3.69%	5.50%	4.19%

     Mortgage Portfolios

      We have from time to time originated mortgage products that were held on our balance sheet rather than selling such products into the secondary markets. Other than mortgage loans originated on a limited basis through the commercial banking division, we do not expect to add mortgage loans to our balance sheet.

     Construction Loans

      On a limited basis, we originate construction loans primarily for single family owner-occupied residences and commercial real estate. These include loans for the acquisition and development of unimproved property to be used for residential and commercial purposes. The construction loan portfolio generally consists of loans with terms ranging from six to twelve months with fully indexed adjustable interest rates that range between 5% and 11%. Advances are generally made to cover actual construction costs and include a reserve for paying the stated interest due on the loan.

Transactions with Related Parties

      We believe that the transactions described herein under the caption “Transactions with Related Parties” have been on terms no less favorable to us than could be obtained from unaffiliated parties, notwithstanding that the transactions were not negotiated at arm’s length. However, the transactions were approved by our entire Board of Directors and the Boards of Directors of the Bank and WFS, including their respective independent directors. Each of these transactions described above eliminates upon consolidation. See “Supervision and Regulation.”

     Intercompany Borrowings

      WFS has various borrowing arrangements with the Bank. A $125 million note and a $135 million note are long-term, unsecured debt, while lines of credit are designed to provide financing for WFS and its subsidiaries. These borrowings are the only source of liquidity utilized by WFS outside of the asset-backed securities market. These transactions eliminate upon consolidation. The $125 million note was paid off in the third quarter of 2001 in connection with the retirement of the Bank’s 8.5% subordinated debentures.

      WFS borrowed $125 million from the Bank under the terms of the $125 million note. The $125 million note provided for principal payments of $25 million per year, commencing on April 30, 1999 and continuing through its final maturity, April 30, 2003. Interest payments on the $125 million note were due quarterly, in arrears, calculated at the rate of 7.25% per annum. WFS made paydowns on the $125 million note of $11.2 million for the year ended December 31, 2001 compared with $32.7 million and $66.1 million for the years ended December 31, 2000 and 1999, respectively, without prepayment penalties. There was no outstanding balance on the $125 million note at December 31, 2001 compared with $11.2 million outstanding at December 31, 2000. Interest expense on this note totaled $0.5 million, $1.5 million and $5.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

      Additionally, WFS borrowed $135 million under the terms of the $135 million note. WFS initially borrowed $50 million under this note in 1997, and the amount was increased to $135 million in 1999. According to the terms of the amendment in 1999, the $135 million note provided for two equal principal payments of $67.5 million per year, commencing July 31, 2001. Under its original terms, interest payments on the $135 million note were due quarterly, in arrears, calculated at the rate of 9.42% per annum. On January 1, 2002, the agreement was amended to increase the principal amount from $67.5 million to $150 million and to decrease the interest rate from 9.42% to 8.875% annum. The principal is now all due and payable on August 1, 2007, although the Bank has the option to require payment in part or in full at any time prior to that date. Pursuant to the terms of this note, WFS may not incur any other indebtedness which is senior to the obligations evidenced by this note except for (i) indebtedness under the $125 million note (ii) indebtedness collateralized or secured under the line of credit and (iii) indebtedness for similar types of warehouse lines of credit. There was $67.5 million outstanding on this note at December 31, 2001 compared with $135 million at December 31, 2000. Interest expense on this note totaled $10.1 million, $12.7 million and $9.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

      WFS also has a secured line of credit extended by the Bank permitting it to draw up to $1.8 billion as needed to be used in its operations. WFS does not pay a commitment fee for the line of credit. The line of credit terminates on December 31, 2004, although the term may be extended by WFS for additional periods up to 60 months. There was $374 million and $236 million outstanding on this line of credit at December 31, 2001 and 2000, respectively. On November 30, 2001, WFS entered into additional unsecured lines of credit with the Bank. These lines permit WFS to draw up to a total of $180 million to fund its initial deposits to spread accounts on securitizations. The unsecured lines of credit terminate on December 1, 2006, although the terms may be extended by WFS for additional periods up to 60 months. At December 31, 2001, the amount outstanding was $47.3 million.

      The lines of credit carry an interest rate based on the one-month LIBOR and an interest spread of 125 basis points and 75 basis points for the unsecured and secured lines, respectively. The Bank has the right under the lines of credit to refuse to permit additional amounts to be drawn on the lines of credit if, in the Bank’s discretion, the amount sought to be drawn will not be used to finance the purchase of automobile contracts or other working capital requirements. Interest on the amounts outstanding under the lines of credit is paid monthly, in arrears, and is calculated on the daily average amount outstanding that month. Interest expense totaled $8.9 million, $37.9 million, and $26.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. The weighted average interest rates for the lines of credit were 4.43%, 7.09% and 5.33% for the years ended December 31, 2001, 2000 and 1999, respectively.

     Short-Term Investments

      WFS also invests its excess cash at the Bank under an investment agreement. The Bank paid WFS an interest rate equal to the federal composite commercial paper rate on this excess cash for the year ended December 31, 2001. On January 1, 2002, the agreement was amended to revise the interest rate to one-month LIBOR. The weighted average interest rate was 3.80%, 6.58% and 5.23% for the years ended December 31, 2001, 2000 and 1999, respectively. WFS held no excess cash with the Bank under the investment agreement at December 31, 2001 and 2000. Interest income earned by WFS under this agreement totaled $4.9 million, $1.2 million and $0.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Reinvestment Contracts

      Pursuant to a series of agreements to which WFS, the Bank, WFAL2, among others, are parties, WFS has access to the cash flows of each of the outstanding securitizations, including the cash held in each spread account. WFS is permitted to use that cash as it determines, including in the ordinary business activities of originating automobile contracts.

      In each securitization, the Bank and WFAL2 have entered into a reinvestment contract that is deemed to be an eligible investment under the relevant securitization agreements. The securitization agreements require, provided certain conditions are met, that all cash flows of the relevant trust and the associated spread accounts be invested in the applicable reinvestment contract. A limited portion of the invested funds may be used by WFAL2 and the balance may be used by the Bank. The Bank makes its portion available to WFS pursuant to the terms of the WFS Reinvestment Contract. Under the WFS Reinvestment Contract, WFS receives access to all of the cash available to the Bank under each trust reinvestment contract and is obligated to repay to the Bank an amount equal to the cash so used when needed by the Bank to meet its obligations under the individual trust reinvestment contracts. With the portion of the cash available to it under the individual trust reinvestment contracts, WFAL2 purchases automobile contracts from WFS pursuant to the terms of the sale and servicing agreements.

      In accordance with this agreement, the Bank and WFAL2 pledge property owned by each of us for the benefit of the trustee of each trust and the surety. WFS pays the Bank a fee equal to 12.5 basis points of the amount of collateral pledged by the Bank as consideration for the pledge of collateral and for WFS’ access to cash under the WFS Reinvestment Contract. WFS paid the Bank $1.1 million, $0.7 million and $0.6 million for the years ended December 31, 2001, 2000 and 1999, respectively, for this purpose. As WFAL2 directly utilizes the cash made available to it to purchase contracts for its own account from WFS, no additional consideration from WFS is required to support WFAL2’s pledge of its property under the agreement with Financial Security Assurance, also known as FSA. While WFS is under no obligation to repurchase contracts from WFAL2, to the extent WFAL2 needs to sell any such contracts to fund its repayment obligations under the trust reinvestment contracts, it is anticipated that WFS would prefer to purchase those contracts than for WFAL2 to sell those contracts to a third party. The WFS Reinvestment Contract, by its terms, is to remain in effect so long as any of the trust reinvestment contracts is an eligible investment for its related securitization. There was $942 million and $832 million outstanding on the trust reinvestment contracts at December 31, 2001 and 2000, respectively.

     Tax Sharing Agreement

      We and our subsidiaries are parties to a tax sharing agreement with WFS, the Bank and their subsidiaries, pursuant to which a consolidated federal tax return is filed for all of the parties to the agreement. Under the agreement, the tax due by the group is allocated to each member based upon the relative percentage of each member’s taxable income to that of all members. Each member pays us its estimated share of that tax liability when otherwise due, but in no event may the amount paid exceed the amount of tax that would have been due if a member were to file a separate return. A similar process is used with respect to state income taxes for those states which permit the filing of a consolidated or combined return. Tax liabilities to states that require the filing of separate tax returns for each company are paid by each company. The term of the tax sharing agreement commenced on the first day of the consolidated return year beginning January 1, 1994 and continues in effect until the parties to the tax sharing agreement agree in writing to terminate it. See “Consolidated Financial Statements — Note 20 — Income Taxes.”

     Whole Loan Sales

      We purchased $1.4 billion of automobile contracts from WFS in whole loan sales for each of the years ended December 31, 2001 and 2000. In these transactions, we paid cash for the amount of the principal outstanding on the contracts plus a premium of $44.3 million and $41.2 million for the years ended December 31, 2001 and 2000, respectively. These premiums were recorded by WFS as a cash gain on sale, net of the write-off of outstanding dealer participation balances and the effect of hedging activities. These sales and the related gains were eliminated upon consolidation. These contracts were subsequently securitized by us and continue to be managed by WFS under the terms of the transactions.

     Management Agreements

      We have entered into certain management agreements with WFS and the Bank pursuant to which we pay an allocated portion of certain costs and expenses incurred by WFS and the Bank with respect to services or facilities of WFS and the Bank used by us or our subsidiaries, including our principal office facilities, our field offices, and overhead and associate benefits pertaining to Bank and WFS associates who also provide services to us or our subsidiaries. Additionally, as part of these management agreements, WFS and the Bank have agreed to reimburse us for similar costs incurred. Net amounts paid to WFS by us and our affiliates under these agreements were $5.9 million, $2.4 million, and $6.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. The management agreements may be terminated by any party upon five days prior written notice without cause, or immediately in the event of the other party’s breach of any covenant, obligation, or duty contained in the applicable management agreement or for violation of law, ordinance, statute, rule or regulation governing either party to the applicable management agreement.

Supervision and Regulation

     General

      Set forth below is a discussion of laws and regulations that have a material effect upon our business. To the extent, however, that any of the following discussion describes statutory or regulatory provisions, the exact language of the statute or regulatory provision qualifies any such discussion. Furthermore, any future changes in the applicable law or regulation or in the policies of various regulatory authorities may have a material effect on our business. Accordingly, we cannot assure you that we will not be affected by any such further changes.

     Westcorp

          The Savings and Loan Holding Company Act

      We, by virtue of our ownership of the Bank, are a savings and loan holding company within the meaning of the Home Owners’ Loan Act, as amended, also known as HOLA. Savings and loan holding companies and their savings association subsidiaries are extensively regulated by federal laws.

      We are registered with the OTS, as a savings and loan holding company. Therefore, we are subject to the OTS’ regulations, examination and reporting requirements. The OTS may take substantive action if it determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of any particular activity constitutes a serious risk to the financial safety, soundness, or stability of that holding company’s subsidiary savings association. Thus, the OTS has oversight authority for all holding company affiliates, not just us. Specifically, the OTS may, as necessary:

•	limit the payment of dividends by the Bank;

•	limit transactions between the Bank, the holding company and the subsidiaries or affiliates of either; and

•	limit any activities of the holding company that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the Bank.

      Any of these limits may be issued in the form of regulations or a directive having the effect of a cease and desist order.

      Provisions of the HOLA also limit the type of activities and investments in which the savings association subsidiaries of a savings and loan holding company may participate if the investment and/or activity involves an affiliate of that savings association’s subsidiary. In general, savings associations are subject to Sections 23A and 23B of the Federal Reserve Act in the same manner and to the same extent as if the savings association was a member bank of the Federal Reserve System, as well as regulations adopted by the OTS. Section 23A of the Federal Reserve Act places certain quantitative limitations on certain transactions between a bank and its subsidiaries and an affiliate. The quantitative limitations are based upon a percentage of the savings association’s capital stock and surplus. Transactions covered by Section 23A of the Federal Reserve Act, include transactions involving:

•	loans or extensions of credit to the affiliate;

•	the purchase of or investment in securities issued by an affiliate;

•	the purchase of certain assets from an affiliate;

•	the acceptance of securities issued by an affiliate as security for a loan or extension of credit to any person; or

•	the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

      In addition, Section 23B requires that transactions between a savings association subsidiary or its subsidiary and an affiliate must meet certain qualitative limitations. Section 23B requires that such transactions be on terms that are at least as favorable to the bank or its subsidiary as are the terms of the transactions with unaffiliated companies.

      Section 11 of the HOLA also specifically prohibits a savings association subsidiary of the savings and loan holding company from:

•	making a loan or extension of credit to an affiliate, unless that affiliate is engaged only in activities permitted to bank holding companies under Section 4(c) of the Bank Holding Company Act, or

•	purchasing or investing in the securities of an affiliate, other than a subsidiary of the savings association.

      Under most circumstances, the above prohibitions include a purchase of assets from an affiliate of the savings association subsidiary that is made subject to the affiliate’s agreement to repurchase the assets. The OTS regulations exclude transactions between a savings association subsidiary and its subsidiaries from the limitations of those sections. This exclusion is consistent with the provisions of Sections 23A and 23B of the Federal Reserve Act. However, the OTS regulations also define certain subsidiaries to be affiliates of the savings association subsidiary. Therefore, such certain subsidiaries are subject to the requirements of those sections of the OTS regulation. At the present time, none of the Bank’s subsidiaries are within the definition of an affiliate for purposes of the OTS regulations.

      Savings association subsidiaries of holding companies must also comply with the requirements of Federal Reserve Act Sections 22(g) and 22(h), and Regulation O of the Federal Reserve System with respect to loans to executive officers, directors and principal shareholders, in the same manner as member banks. Loans secured by a first lien on an executive officer’s residence may be made without prior approval of the board of directors of the financial institution. As a matter of policy, we do not make loans to executive officers, directors or principal shareholders.

          The Gramm-Leach-Bliley Act

      The Gramm-Leach-Bliley Act, or GLBA, permits insurance, banking and securities firms to be owned by a single owner. GLBA generally prohibits unitary savings and loan holding companies, like us, from being acquired by commercial companies. We are permitted under GLBA, however, to continue to engage in any business opportunities in which we had a right to engage prior to the enactment of GLBA. In short, GLBA does not have any effect on our business, and we do not expect that any of its provisions will have an adverse effect on our operations or our financial condition.

      However, because GLBA liberalizes the activities permitted to a bank holding company from those closely related to banking to those activities that are financial in nature, entities which are well capitalized but previously could not own banks can now acquire a bank and become a bank holding company. Thus, GLBA creates the potential for well capitalized entities to enter into the banking business. As any such entity could have become a unitary savings and loan holding company prior to enactment of GLBA, we do not anticipate that this change in the laws applicable to bank holding companies will have a significant affect upon us or the Bank.

      Under GLBA, savings associations have gained the same treatment long applicable to banks and are now exempt from registering as an “investment company” when using common or collective trust funds to offer trust and other fiduciary services to their customers. GLBA expanded the exemption by amending Section 2(a)(5)(A) of the Investment Company Act to include “depository institutions” within the meaning of “bank.” That term encompasses savings associations insured by the FDIC. GLBA also amended Section 3(a)(2) of the Securities Act of 1933 to exempt the interests in common or collective trust funds from registration as securities.

      GLBA also creates additional obligations on financial institutions, such as the Bank and its subsidiaries, regarding the safeguarding of nonpublic personal information of their customers and creates affirmative duties to advise customers as to what the financial institutions do with their customers’ nonpublic personal information. The Office of the Comptroller of the Currency, Board of Governors of the Federal Reserve System, FDIC and the OTS, collectively with the other agencies known as the Agencies, published final Guidelines establishing standards for safeguarding customer information that implement sections 5.01 and 505(b) of GLBA. The Guidelines apply to, inter alia, bank holding companies such as us, all savings associations whose deposits are FDIC insured, and their subsidiaries, with certain exceptions. These institutions must implement a comprehensive written information security program that includes administrative, technical, and physical safeguards appropriate for the institution’s size and complexity and the nature and scope of the institution’s activities. Although all parts of the institution are not required to implement a uniform set of policies, all elements of the institution’s security program must be coordinated. The rule sets forth certain objectives and directives concerning development and implementation of the information security program, including the requirement that an appropriate report to the board of directors, or a board committee, be made at least annually. While an information security program pursuant to the Guidelines must be implemented by July 1, 2001, there is a two year “grandfathering” of agreements with service providers that were entered into on or before March 5, 2001. This rule also rescinds previously issued guidelines establishing Year 2000 safety and soundness standards for insured depository institutions since the Agencies concluded that such guidelines are no longer necessary. We do not believe that these privacy requirements will have a significant impact on the Bank or any of its subsidiaries, because the Bank and its subsidiaries have historically safeguarded the personal confidential information of their customers as required by other federal statutes.

     The Bank

          USA Patriot Act

      On October 26, 2001, President Bush signed into law H.R. 3162, the “Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001,” also known as the USA Patriot Act. Title III of the Patriot Act, known as “The International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001,” also known as the Act, is intended to make it more difficult for terrorists to launder money in the United States. The Act, which generally applies to insured depository institutions as well as to the U.S. branches and agencies of foreign banks, codified numerous new and enhanced requirements for financial institutions to detect and deter money laundering. Among other things, the new law provides for the following:

•	The Act prohibits covered financial institutions from establishing, maintaining, administering, or managing correspondent accounts with “shell banks,” which are foreign banks that have no physical presence in any jurisdiction.

•	The Act requires the performance of heightened due diligence by banks and financial institutions in specific lines of business, such as private banking services for non-citizens, doing business with institutions that operate under “offshore” licenses, and correspondent account services for foreign banks operating in countries that do not observe international anti-laundering protocols.

•	The Act amends the Bank Secrecy Act to require all financial institutions to establish anti-money laundering programs. These must include, at a minimum: (i) the development of internal policies, procedures, and controls; (ii) the designation of a compliance officer; (iii) an ongoing employee training program; and (iv) an independent audit function to test programs. This provision is effective April 24, 2002.

•	The Act requires the Secretary of the Treasury to promulgate regulations effective no later than October 25, 2002 that would substantially increase the identification and verification requirements for customers of financial institutions.

•	The Act requires the Secretary of the Treasury to promulgate regulations by February 23, 2002 to encourage cooperation among financial institutions, their regulators, and law enforcement officials.

      We do not anticipate that compliance with the provisions of the Act will have a material effect on our business.

          California Savings Association Law and the Law of Other States

      As a federally chartered institution, the Bank’s investments and borrowings, loans, issuance of securities, payments of interest and dividends, establishment of branch offices and all other aspects of its operations are subject to the exclusive jurisdiction of the OTS. In other words, the OTS jurisdiction preempts the jurisdiction of the California Financial Code or regulations of the California Commissioner of Financial Institutions. The OTS adopted regulations preempting state laws pertaining to the operations of federal savings associations and their operating subsidiaries.

          Federal Home Loan Bank System

      The GLBA amended the Federal Home Loan Bank Act and made FLHB System membership optional. The Bank is, nonetheless, a member of the FHLB of San Francisco and holds the required minimum investment in the FHLB System. Moreover, the Federal Housing Finance Board, also known as the Board, has recently proposed that either investment in capital stock of the FHLB System or payment of an annual membership fee should satisfy the membership investment requirement. The option of a membership fee might provide more flexibility for the Bank and once the final regulation is issued, we will consider that option.

          Insurance of Accounts

      The FDIC administers the Savings Association Insurance Fund, also known as SAIF. Deposits with it are insured through the SAIF to the maximum amount permitted by law, which is currently $100,000.

      For the year ended December 31, 2001, we were required to pay insurance premiums of $0.9 million compared with $1.2 million for the year ended December 31, 2000. Every insured banking institution is classified by the FDIC as “well capitalized,” “adequately capitalized,” or “undercapitalized.” These three classifications use definitions substantially the same as the definitions adopted with respect to the “prompt corrective action” rules adopted by the regulatory agencies. See “Prompt Corrective Regulatory Action.” Within each of these three classifications, the FDIC has created three risk categories into which an institution may be placed based upon the supervisory evaluations of the institution’s primary federal financial institution regulatory agency and the FDIC. These three risk categories consist of:

•	those institutions deemed financially sound;

•	those with demonstrated weakness that could result in significant deterioration of the institution and risk of loss to the FDIC; and

•	those which pose a substantial probability of loss to the FDIC.

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

      The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution:

•	either has engaged or is engaging in unsafe or unsound practices;

•	is in an unsafe or unsound condition to continue operations; or

•	has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.

      The FDIC also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances that could result in termination of the Bank’s deposit insurance.

          Brokered Deposits

      FDIC regulations provide for differential regulation relating to brokered deposits based on capital adequacy. Institutions are divided into categories of “well capitalized,” “adequately capitalized” and “undercapitalized.” Only “well capitalized” institutions may continue to accept brokered deposits without restriction, as well capitalized institutions are excluded from the definition of deposit brokers.

      At December 31, 2001, the Bank met the capital requirements of a well capitalized association as defined by the regulation. At that date, the Bank held $56.3 million in brokered deposits.

          Regulatory Capital Requirements

      The HOLA mandates that the OTS promulgate capital regulations that include capital standards no less stringent than the capital standards applicable to national banks. The Bank exceeded the current minimum requirements for core capital, tangible capital and risk-weighted capital as of December 31, 2001 as more fully described below.

      The HOLA and the OTS regulations require savings associations to maintain “core capital” in an amount not less than 3% of adjusted total assets. However, effective April 1, 1999, all savings associations that do not have a Capital, Asset Quality, Management, Earnings, Liquidity, Sensitivity toward market risk, also known as CAMELS, rating system composite rating of 1 must maintain core capital in an amount of not less than 4% of adjusted total assets. The OTS capital regulations already permit the OTS to impose a higher individual minimum capital requirement on a case-by-case basis. The Bank is not currently subject to this requirement.

      The Bank’s core capital ratio at December 31, 2001 was 7.29%. Core capital is defined in the OTS capital regulations as including, among other things:

•	common shareholder’s equity (including retained earnings);

•	a certain portion of the association’s qualifying supervisory goodwill;

•	noncumulative perpetual preferred stock and related surplus; and

•	capitalized servicing rights, also known as CSRs, and purchased credit card relationships, also known as PCCRs meeting certain valuation requirements.

      All CSRs and PCCRs that are includable in capital are each subject to a 90% fair value limitation. The maximum amount of CSRs and PCCRs which can be included in core capital and tangible capital may not exceed, in the aggregate, an amount equal to 100% of the institutions core capital, with nonmortgage servicing assets and PCCRs limited to 25% of core capital. All other intangible assets, other than qualifying PCCRs, must be deducted from core capital. At December 31, 2001, the Bank held no CSRs or PCCRs.

      A savings association must maintain “Tangible Capital” in an amount not less than 1.5% of adjusted total assets. “Tangible Capital” means core capital less any intangible assets, including supervisory goodwill, plus CSRs and PCCRs to the extent includable in core capital as described above. At December 31, 2001, the Bank’s tangible capital was 7.29%.

      As of December 31, 2001, the Bank’s core capital was $602 million, exceeding the Bank’s regulatory requirement by $355 million. The Bank’s tangible capital at December 31, 2001 was $602 million, exceeding the applicable regulatory requirement by $479 million.

      The risk-based component of the capital standards requires that a savings association have total capital equal to 8.0% of risk-weighted assets. The OTS risk-based capital regulation provides that for assets sold as to which any recourse liability is retained, including on balance sheet assets related to the assets sold which are at risk, a savings association must hold capital as a part of its risk-based capital requirement equal to the lesser of:

•	the amount of that recourse liability; or

•	the risk-weighted capital requirement for assets sold off balance sheet as though the assets had not been sold.

      In addition, in the former instance, when calculating the Bank’s risk-based capital ratio (a) the value of those on balance sheet assets which are subject to recourse, to the extent of that recourse liability, also known as fully capitalized assets, is deducted from the Bank’s total capital and (b) neither the risk-weighted value of the asset sold off balance sheet nor the amount of the fully capitalized assets is included in the Bank’s total risk-weighted assets. The Bank’s risk-based capital requirement at December 31, 2001 included $122 million due to its recourse liability relating to trust financings, including fully capitalized assets.

      The Bank’s total risk-weighted assets are determined by taking the sum of the products obtained by multiplying each of the Bank’s assets and certain off balance sheet items by a designated risk-weight. Before an off balance sheet item can be assigned a risk-weight, it must be converted to an on balance sheet credit equivalent amount.

      Four risk-weight categories exist for on balance sheet assets. The four risk-weighted categories are:

•	zero percent, which are generally cash and securities issued by or backed by the full faith and credit of the United States;

•	twenty percent, which are generally United States government-backed mortgage securities;

•	fifty percent, which are generally qualifying mortgage loans and mortgage-backed securities not within lower categories; and

•	one hundred percent, which are all other assets.

      Before a risk-weight category can be applied to a consolidated off balance sheet item, the item must be converted into a credit-equivalent amount by multiplying its face amount by whichever of four credit conversion factors is appropriate. Consider the following:

•	there is a one hundred percent conversion of direct credit substitutes and net assets sold under an agreement to repurchase;

•	a fifty percent conversion factor for transaction-related contingencies and the unused portions of nonexempt loan commitments;

•	a twenty percent conversion for trade-related contingencies, such as commercial letters of credit; and

•	a zero percent conversion for the unused portion of exempt loan commitments and unused, unconditionally cancelable retail credit card lines.

      Interest rate automobile contracts have special credit equivalent amounts equal to the sum of their current credit exposure plus their potential credit exposure. The risk-weight category to be applied to these amounts in determining the credit risk component would depend on the obligor, but in no event would be higher than fifty percent risk-weight. As of December 31, 2001, the Bank’s total risk-weighted assets equaled $7.1 billion.

      Total capital, as defined by OTS regulations, is core capital plus supplementary capital, with supplementary capital not to exceed 100% of core capital, less:

•	direct equity investments not permissible to national banks, subject to a phase-in schedule;

•	reciprocal holdings of depository institution capital investments; and

•	that portion of land loans and nonresidential construction loans in excess of 80% loan-to-value ratio.

      Supplementary capital is comprised of three elements:

•	permanent capital instruments not included in core capital;

•	maturing capital instruments; and

•	general valuation loan and lease loss allowance.

      During the year, we redeemed the remaining balance of the subordinated debentures with an interest rate of 8.5% due in 2003. At December 31, 2001, there was one issuance remaining with an outstanding balance excluding discounts and issuance costs of $150 million and an interest rate of 8.875% due in 2007. It is redeemable at our option, in whole or in part, on or after August 1, 2004, at 100% of the principal amount being redeemed plus accrued interest as of the date of redemption. Pursuant to the approval from the OTS to treat those debentures as supplementary capital, the amount of those debentures which may be included as supplementary capital may not exceed one-third of the Bank’s total capital. The amount of the 8.875% debentures which may be included as supplementary capital will decrease at the rate of 20% of the amount originally outstanding per year, net of redemptions, commencing on August 1, 2002. The Bank’s total capital at December 31, 2001 was $841 million and its risk-based capital ratio was 11.86%.

      The OTS has adopted an interest rate risk component to its capital rules. The rule establishes a method for determining an appropriate level of capital to be held by savings associations subject to the supervision of the OTS, such as the Bank, against interest rate risk, also known as IRR. The rule generally provides that if a savings association’s IRR, calculated in accordance with the rule, exceeds a specified percentage, the savings association must deduct from its total capital an IRR component when calculating its compliance with the risk-based capital requirement.

      The OTS has postponed the effective date as of which an IRR component will be required to be deducted from a savings association’s capital to permit the OTS to review the interest rate risk regulations currently being promulgated by the other federal banking agencies for their respective institutions. Even were the rule currently being applied, the Bank would not be required to reduce its total capital by an IRR component. The Bank does not anticipate being required to do so during 2002.

      Any savings association that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. These actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on an association’s operations, and the appointment of a conservator or receiver. The OTS’ capital regulation provides that these actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions. The OTS must prohibit asset growth by any institution that is in violation of the foregoing minimum capital requirements, and must require any such institution to comply with a capital directive issued by the OTS. See “Prompt Corrective Regulatory Action.”

      In summary, the Bank exceeded the current minimum requirements for core capital, tangible capital and risk-weighted capital as of December 31, 2001.

          OTS Regulations Regarding Assessments and Fees

      The OTS has amended its assessments rule to more accurately reflect the increased cost of supervising 3, 4 and 5 rated institutions. The OTS determines the assessment for an individual savings association by adding together three components reflecting the size, condition and complexity of an institution. The OTS computes the size component on which the basic assessment is based by multiplying an institution’s total assets by the applicable assessment rate of the association. The institution’s supervisory condition would result in percentage increases for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination. The OTS imposes the complexity component for a savings association that manages over $1 billion in trust assets, services for others loans aggregating more than $1 billion, or has certain off-balance sheet assets aggregating more than $1 billion. Under the previous rule, the OTS computed the condition component at 25% of the size component for 3 rated institutions, and 50% of the size component for 4 and 5 rated institutions. Under the new regulation, the OTS will compute the condition component at 50% of the size component for 3 rated institutions, and 100% of the size component for 4 and 5 rated institutions.

          Interagency Guidance Statement Regarding Asset-Backed Securitization

      The OTS, in conjunction with the other federal banking regulatory agencies, issued a guidance statement regarding asset securitization activities of banks and savings associations which applies to the Bank and its subsidiary, WFS. The guidance states that reported values for retained interest assets should be reasonable, conservative and supported by objective and verifiable documentation. Furthermore, institutions engaged in asset securitization activities should ensure that sufficient capital is held to support the risks associated with those activities and that appropriate management oversight and reporting is accomplished with respect to the institution’s asset securitization activities. The agencies noted that on a case-by-case basis, additional capital may be required to be held by those institutions whose asset securitization activities are not in compliance with the guidance provisions, or the retained interests may be classified as loss and not permitted to be included in calculating the institution’s regulatory capital. The Bank and WFS believe that WFS’ valuation of its retained interest assets and its securitization activities as an operating subsidiary of the Bank are in compliance with the guidance provisions. Moreover, as WFS’ recent securitization activities have been accounted for as secured financings or involved a sale of contracts servicing released, WFS has substantially reduced and does not anticipate creating in the future any non-cash gain on sale residual interests, the valuation of which would be subject to the guidance statement. The Bank and WFS believe that WFS’ securitization activities to date, including the creation, valuation and monitoring of our existing non-cash gain on sale residual interests, have been conducted in full compliance with the guidance statement.

          OTS Regulation Regarding Asset Securitization

      The OTS, along with the other federal banking regulatory agencies, has adopted a new regulation pertaining to the capital treatment of recourse, direct credit substitutes and residual interests in asset securitizations. The new regulation combines two proposals previously published for comment by the OTS and the other agencies. The new regulation treats recourse obligations and direct credit substitutes more consistently than was previously the case. More importantly, the new regulation modifies the capital rules for residual interests arising upon the transfer of assets, including limiting the amount of residual interests that are credit-enhancing interest-only strips that may be included in calculating an institution’s capital. The new regulation requires all institutions to hold “dollar-for-dollar” capital against their total contractual exposure to loss resulting from residual interest assets arising from the transfer of assets accounted for as a sale. The regulation also requires that all residual interest assets which are credit-enhancing interest-only strips in excess of 25% of an institution’s Tier 1 capital be deducted from capital. Finally, the regulation reduces the amount of risk-based capital an institution must hold for certain positions in asset securitizations acquired by an institution, based upon the credit rating given to such interests by a nationally recognized statistical rating agency (such as Standard & Poor’s Ratings Services, a division of McGraw-Hill, Inc., also known as S&P, or Moody’s Investor Service, Inc., also known as Moody’s).

      The new regulation became effective on January 1, 2002 for any transaction that closes on or after that date. For transactions closed before that date, an institution can elect to have the regulation apply to those earlier transactions if it will result in a reduced capital requirement for the institution. Conversely, if application of the new regulation to transactions closed before January 1, 2002 will result in increased capital requirements, the affected institution may defer application of the regulation to those transactions until December 31, 2002. As the effect of the regulation will be to increase the Bank’s capital requirements, the regulation will not become applicable to pre-January 1, 2002 transactions until December 31, 2002. We anticipate that by that date the Bank will realize increased capital through retained earnings and possible capital raising transactions. In addition, by that date the residual interests we hold, both non-cash gain on sale and amounts due from trusts, are expected to continue to amortize. Accordingly, the amount of additional capital that the Bank may be required to hold as of December 31, 2002, in order to remain a well capitalized institution, is uncertain and dependent upon its results of operations and other capital raising transactions it may undertake by that date.

      In addition, as the new regulation also provides that lesser amounts of capital need be held by purchasers of asset-backed securities, based upon the ratings assigned to such securities by the nationally-recognized statistical rating organizations, this may have the effect of increasing the marketability of our asset-backed securities, thereby reducing the yields we may be required to offer to complete future securitizations.

      Finally, the new regulation will not cause any adverse capital effect upon us as a result of our securitizations accounted for as secured financings which we have undertaken commencing in early 2000 and consistently since then. The regulation only applies to residual interests arising from the transfer of assets or participations accounted for as sales under GAAP. We do not anticipate, at this time, of engaging in any securitizations accounted for as sales under GAAP. Accordingly, whatever the effect of this regulation upon us due to the residual interests we may hold at December 31, 2002 which arose as a result of securitizations closed prior to January 1, 2002 which were accounted for as sales, that effect will be reduced each quarter thereafter as the amount of those residual interests continue to amortize. We anticipate that all of such residual interests will have been fully amortized or otherwise eliminated by the end of 2002.

          Proposed Rules Affecting Regulations

      On October 20, 2000, the Agencies published for comment proposed regulations implementing the provisions of the Fair Credit Reporting Act, also known as the FCRA, that permit institutions to communicate consumer information to their affiliates (affiliate information sharing) without incurring the obligations of consumer reporting agencies. To allow financial institutions to plan for and meet the requirements of the privacy regulations, the Agencies provided this update on the FCRA proposal, and to advise financial institutions to prepare their privacy notices in accordance with the privacy regulations and the FCRA without delaying compliance until publication of the final FCRA rule. We believe that our privacy notices are in compliance with the privacy regulations and the FCRA.

          Interagency Guidance Statement Regarding Sub-prime Lending Programs

      The OTS, along with the other agencies, has adopted guidance pertaining to sub-prime lending programs. Pursuant to the guidance, lending programs that provide credit to borrowers whose credit histories reflect specified negative characteristics, such as bankruptcies or payment delinquencies, are deemed to be sub-prime lending programs. Pursuant to the guidance, examiners may require that an institution with a sub-prime lending program hold additional capital which ranges from one and one-half to three times the normal capital required for similar loans made to borrowers who are not sub-prime borrowers, although institutions whose sub-prime loans are well secured and well managed may not be required to hold additional capital.

      We cannot predict whether the Bank will be required, following its next examination, to hold additional capital with respect to those automobile contracts on its consolidated balance sheet as to which the borrowers are determined to be sub-prime borrowers as defined by the agencies. To the extent that either the regulations, if adopted, or the guidance, as implemented, require the Bank to raise and continue to maintain higher levels of capital, our ability to originate, service and securitize new and pre-owned automobile installment contracts, especially as to which the borrower is determined to be a sub-prime borrower, may be adversely affected. Any changes to regulations that would negatively impact us may require us to curtail our automobile contract purchasing activities or change the relative percentage of types of automobile contracts we originate, either of which could have a material adverse effect on our financial position, liquidity and results of operations.

     Prompt Corrective Regulatory Action

      Federal Regulators are required to take prompt corrective action to resolve the problems of insured depository institutions that fall below certain capital ratios. This action must be accomplished at the least possible long-term cost to the appropriate deposit insurance fund.

      In connection with this action, each agency must promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the adequacy of its regulatory capital level:

•	well capitalized;

•	adequately capitalized;

•	undercapitalized;

•	significantly undercapitalized; and

•	critically undercapitalized.

      The critically undercapitalized level cannot be set lower than 2% of total assets or higher than 65% of the required minimum leverage capital level. An institution’s primary federal regulatory agency may treat an institution as if it were in the next lower category if that agency determines, after notice and an opportunity for hearing, that the institution is in an unsafe or unsound condition, or that the institution is engaged in an unsafe or unsound practice.

      At each successive downward level of capital, institutions are subject to more restrictions and regulators are given less flexibility in deciding how to deal with the bank or thrift. For significantly undercapitalized institutions, the appropriate agency must:

•	require the institution to sell shares in order to raise capital;

•	restrict interest rates offered by the institution; and

•	restrict transactions with affiliates.

      For critically undercapitalized institutions, the agency must require prior agency approval for any transaction outside the ordinary course of business and the institution must be placed in receivership or conservatorship, unless the appropriate agency and FDIC make certain affirmative findings regarding the viability of the institution, which must be reviewed every 90 days.

      Any insured institution, regardless of its capitalization category, is precluded from making capital distributions to anyone or paying management fees to any persons having control of the institution if, after the transaction, the institution would be undercapitalized. Any undercapitalized institution must submit an acceptable capital restoration plan to the appropriate agency within 45 days of becoming undercapitalized.

      The OTS, in conjunction with the other agencies, adopted regulations defining the five categories of capitalization and implementing a framework of supervisory actions, including those described above, applicable to savings associations in each category. The regulations provide that a savings association will be deemed to be:

•	“well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1, or core, risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater and is not subject to any OTS order or directive to meet and maintain a specific capital level for any capital measure;

•	“adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater and has either:

•	a leverage ratio of 4% or greater; or

•	a leverage ratio of 3% or greater and is rated composite 1 under the CAMELS rating system in the most recent examination of the institution;

•	“undercapitalized” if it has a total risk-based capital ratio that is less than 8%, has a Tier 1 risk-based capital ratio that is less than 4%, has a leverage ratio that is less than 4% or, if rated composite 1 under the CAMELS rating system in the most recent examination of the institution, has a leverage ratio less than 3%;

•	“significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and

•	“critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

      At December 31, 2001, the Bank met the capital requirements of a “well capitalized” institution, as its total risk-based capital ratio was 11.86%, its Tier 1 risk-based capital ratio was 8.49% and its leverage ratio was 7.29%.

     Loans to One Borrower

      Under the HOLA, the loans to one borrower limitations for national banks apply to all savings associations in the same manner and to the same extent as they do to national banks. Thus, savings associations generally are not permitted to make loans to a single borrower in excess of 15% to 25% of the savings associations’ unimpaired capital and unimpaired surplus, depending upon the type of loan and the collateral provided therefore. In addition, further restrictions on a savings association’s loans to one borrower authority may be imposed by the OTS if necessary to protect the safety and soundness of the savings association. At December 31, 2001, 15% of the Bank’s unimpaired capital and unimpaired surplus for loans to one borrower purposes was $126 million. The largest amount outstanding at December 31, 2001 to one borrower and related entities was $16.0 million.

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

     Qualified Thrift Lender Test

      A Qualified Thrift Lender, also known as QTL, test is included in the HOLA. An association that fails to become or remain a QTL must either:

•	convert to a bank subject to the banking regulations; or

•	be subject to severe restrictions, including being forbidden to invest in or conduct any activity that is not permissible to both a savings association and a national bank, and certain other restrictions on branching, advances from its FHLB, and dividends.

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

      Under the existing QTL requirements, a savings association’s “qualified thrift investments” must equal not less than 65% of the association’s “portfolio assets” measured on a monthly basis in nine of every twelve consecutive months. Savings associations have the option of substituting compliance with the Internal Revenue Code, also known as IRC, “Domestic Building and Loan Association”, also known as DBLA, test for compliance with the amended QTL requirements. Qualified thrift investments include:

•	all loans or mortgage-backed securities held by an association which are secured or relate to domestic residential or manufactured housing;

•	investments in educational, small business, credit card, and credit card account loans; and

•	FHLB stock and certain obligations of the FDIC and related entities.

      Certain other investments are included as qualified thrift investments, but are limited to 20% of an association’s portfolio assets, including:

•	50% of residential mortgage loans sold by an association within 90 days of their origination;

•	investments in subsidiaries which derive at least 80% of their revenue from domestic residential or manufactured housing;

•	subject to certain limitations, 200% of investments relating to “starter homes” or housing and community facilities in “credit-needy areas”;

•	consumer loans in the aggregate of not more than 20% of portfolio assets; and

•	FHLMC and FNMA stock.

      Portfolio assets are total assets less goodwill and other intangible assets, the value of the association’s facilities and the association’s liquid assets, but not over 20% of its total assets.

      At December 31, 2001, the Bank’s percentage of qualified thrift investments to portfolio assets was 75.22%. We anticipate that the Bank will continue to remain a QTL.

     Dividend Regulations

      The OTS has adopted regulations for determining if capital distributions of a savings association are permitted. A capital distribution includes dividends to shareholders, redemptions or repurchases of equity or debt and any transaction charged against the Bank’s capital accounts if it was not well capitalized. In general, capital distributions are limited to the Bank’s net income for the year to date plus retained net income for the preceding two years. Capital distributions are permissible unless the Bank would be undercapitalized, the proposal raises safety and soundness concerns, or violates a prohibition in any statute, regulation or agreement between the Bank and the OTS. The Bank needs to file prior notice 30 days before a proposed capital distribution because it is a subsidiary of a savings and loan holding company.

      However, the Bank is also subject to certain limitations on the payment of dividends by the terms of the indenture for its 8.875% debentures. Those limitations are more severe than the OTS capital distribution regulations. Under the most restrictive of those limitations, the greatest capital distribution that the Bank could currently make is $136 million. We received dividends from the Bank during 2001 in the aggregate amount of $57.1 million.

     Community Reinvestment Act

      Congress passed the Community Reinvestment Act, also known as CRA, to encourage each financial institution to help meet the credit needs of the communities it serves, including low to moderate income neighborhoods. The CRA, as amended and supplemented by applicable regulations, establishes certain performance standards under which the Bank is to be examined. Periodically, the OTS reviews the Bank’s performance and publishes a “Community Reinvestment Act Performance Evaluation.”

      Following the Bank’s most recent scheduled examination in February 2001, it received an updated performance evaluation of “satisfactory.”

      Effective July 1, 2001, the Agencies published final rules to implement the CRA sunshine provisions of section 48 of the Federal Deposit Insurance Act. These provisions require insured depository institutions, and affiliates of insured depository institutions, among others, that are parties to certain agreements that are in fulfillment of the Community Reinvestment Act of 1977 to make the agreements available to the public and the appropriate agency and file annual reports concerning the agreements with the appropriate agency. The rule identifies the types of written agreements that are covered by section 48, also known as the Covered Agreements, and defines many of the terms used in the statute. The rule also describes how the parties to a Covered Agreement must make the agreement available to the public and the appropriate agencies and explains the type of information that must be included in the annual report filed by a party to a Covered Agreement.

     Classification of Assets

      Insured institutions are required to classify their own assets and to establish general valuation allowances (reserves) where appropriate. Assets classified as substandard or doubtful may be reviewed by the OTS examiner and valuation allowances may be required to be increased subject to review by the OTS Regional Director. For the portion of assets classified as loss, the OTS permits 100% of the amount classified to be charged off or the establishment of a specific valuation allowance. As of December 31, 2001, the Bank had established allowances for loan and real estate losses of $143 million.

     Investment and Lending Powers

      Pursuant to the Interagency Guidelines for Real Estate Lending Policies, the Bank is required to have lending policies consistent with the guidelines. The Bank’s standards are consistent with the supervisory limitations. In addition, the OTS and the other agencies have adopted uniform real estate appraisal guidelines. Those guidelines require the board of directors of financial institutions to adopt appraisal and evaluation programs, which the Bank has done.

      Federal savings associations can make total loans secured by business or agricultural real estate in amounts up to 400% of capital. They can also make additional secured and unsecured loans to businesses and farms in total amounts up to 20% of total assets. However, amounts in excess of 10% of assets may only be used for “small business loans.” The OTS also no longer aggregates commercial loans made by a savings association’s service corporation with commercial loans made by the savings association and its operating subsidiaries for purposes of the statutory 10% of assets limitation.

      The OTS has also amended its regulations to clarify that a federal savings association may act as guarantor under Section 5(b)(2) of HOLA. In addition, the OTS liberalized its restriction on suretyship and guaranty agreements under Section 5(b)(2). The OTS also clarified that a federal savings association may issue letters of credit and may issue other independent undertakings as are approved by the OTS subject to certain statutory restrictions. The Bank has not engaged in any such agreements.

     Pass-Through Investments

      A federal savings association may invest in entities, such as limited partnerships and mutual funds that hold only assets, and engage only in activities, permissible for federal savings associations. Loans that a savings association makes to an entity in which it has made a pass-through equity investment will be subject to the loans to one borrower rule, as are loans by a savings association to any third party. A thrift’s investment in its operating subsidiaries is not subject to these restrictions. The Bank does not currently have any pass-through investments.

     Annual Examinations

      The OTS is required to conduct a full scope, on-site examination of the Bank every twelve months. Its last annual examination ended in March 2002.

     FDIC Back-Up Enforcement Authority

      The FDIC has the statutory authority under FDICIA to direct an insured institution’s principal regulator to take enforcement action. The FDIC can also take that action itself either if the principal regulator fails to act timely, or in an emergency situation.

     Financial Reporting

      Insured institutions are required to submit independently audited annual reports to the FDIC and the other appropriate regulated agencies. These publicly available reports must include:

•	annual financial statements prepared in accordance with GAAP and other disclosure requirements, as required by the FDIC or the appropriate agencies; and

•	a report, signed by the chief executive officer and the chief financial officer or chief accounting officer of the institution which contains statements, attested to by independent auditors, about the adequacy of internal controls and procedures for financial reporting.

      Insured institutions such as the Bank are required to monitor these activities through an independent audit committee.

     Standards for Safety and Soundness

      The agencies must, either by regulation or guidelines, provide standards for all insured depository institutions and depository institution holding companies relating to:

•	internal controls, information systems and audit systems;

•	loan documentation;

•	credit underwriting;

•	interest rate risk exposure;

•	asset growth; and

•	compensation, fees and benefits.

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

      The Bank is a savings and loan association for federal income tax purposes. Prior to 1996, savings and loan associations satisfying certain conditions were permitted under the IRC to establish reserves for bad debts and to make annual additions to these reserves which qualified as deductions from income. However, in 1996 new legislation was enacted which eliminated the reserve method of accounting for bad debts for tax purposes for savings and loan associations. The repeal of the reserve method is effective for tax years beginning after December 31, 1995. Savings and loan associations are now subject to the same tax laws regarding bad debt reserves as banks. The Bank is considered a “large bank” for federal income tax purposes and is required to use the specific charge off method for deducting bad debts for federal income tax purposes.

      The tax reserves for bad debt which were added after 1987 and which still exist as of the date of this change, are required to be recaptured into income ratably over a period of six years starting with the first taxable year after 1995. However, savings and loan associations that meet the “residential loan requirement” will be allowed to defer the recapture of their reserves for up to two years. The Bank met the residential loan requirement and, therefore, deferred recapture of its reserves in 1996 and 1997. The tax reserves related to pre-1988 additions to the reserve are not required to be recaptured into income as a result of this legislation. The total amount of the Bank’s post-1987 reserve that will be required to be recaptured into income is $10 million. This amount differs from the amounts previously reported in the financial statements due to the effects of Internal Revenue Service adjustments to bad debt reserves in their examinations of the 1993 through 1996 tax years. The remaining balances required to be recaptured at December 31, 2000 and 2001 are $5.0 million and $3.3 million, respectively. We are required to recapture $1.7 million into income for 2001 and each of the next two years.

      Prior to the new legislation discussed above, the Bank, if it met certain criteria, was permitted to compute its addition to its bad debt reserve on loans using one of the following two methods: (i) the percentage of taxable income method; or (ii) the experience method. The Bank has used whichever method has provided the maximum tax deduction in the past. A savings and loan association that utilized the percentage of taxable income method is subject to recapture taxes on such reserves if it makes certain distributions to its shareholders. Dividends may be paid without the imposition of any tax on the Bank if the amounts paid as dividends do not exceed the Bank’s current or accumulated earnings and profits as calculated for federal income tax purposes. Dividends paid in excess of current and accumulated earnings and profits, stock redemptions and other distributions with respect to stock, are deemed to be made from the bad debt reserve for qualifying real property loans, to the extent that this reserve exceeds the amount that could have been accumulated under the experience method. The amount of tax that would be payable upon any distribution which is treated as having been made from the bad debt reserve for qualifying real property loans is also deemed to have been paid from the reserve to the extent thereof. Management does not contemplate making distributions that will create taxable income, but assuming a 35% tax rate, distributions to shareholders which are treated as having been made from the bad debt reserve for qualifying real property loans could result in a federal recapture tax which is approximately equal to one-half of the amount of such distributions. Despite the new laws regarding tax bad debt reserves, to the extent that the Bank has not recaptured its reserves into income as discussed above and makes distributions deemed to have been made from their remaining reserves, the Bank would still be subject to the recapture tax discussed above.

      We will be subject to the alternative minimum tax if that tax is larger than the regular federal tax otherwise payable. Generally, alternative minimum taxable income is a taxpayer’s regular taxable income, increased by the taxpayer’s tax preference items for the year and adjusted by computing certain deductions in a special manner which negates the acceleration of such deductions under the regular federal tax. This amount is then reduced by an exemption amount and is subject to tax at a 20% rate. In the past, we have not generally paid alternative minimum tax and do not expect that we will in the current year.

      We and our subsidiaries are under examination by the Internal Revenue Service for the tax years ended December 31, 1997 through 1999. We do not anticipate any significant changes based upon these examinations.

  California Franchise Tax and Other State Provisions

      At the end of 2001, we had a tax presence in approximately 37 states. However, we expect that over 50% of the activity of the group and the resulting income will be taxed as California source income, with the remaining amounts apportioned or allocated outside California.

      The California franchise tax applicable to the Bank is higher than the rate of tax applicable to non-financial corporations because it includes an amount “in lieu” of local personal property and business license taxes paid by non-financial corporations, but not generally paid by financial institutions such as the Bank. For taxable years ending on or after December 31, 1995, the tax rate for a financial corporation is equal to the tax rate on a regular corporation plus 2%. For income years beginning after January 1, 1997, the California regular corporate tax rate is 8.84% and the financial corporation tax rate is 10.84%.

      Under California law, a financial corporation may determine its bad debt deduction using one of two methods. The first method allows a deduction for debts that become wholly or partially worthless during the tax year (i.e., the specific charge off method). The second method allows a reasonable addition to a reserve to be deducted. A reasonable addition can be calculated using an experience ratio, or may be determined by management to be greater than the experience ratio, but not greater than the amount deducted for regulatory and financial statement purposes, and not greater than 1% of outstanding loans at year end. California has not conformed to the federal repeal of the reserve method of accounting for bad debts for a savings and loan association.

      We compute our taxable income for California purposes on a unitary basis, or as if we were one business unit, and file one combined California franchise tax return (excluding Westhrift Life Insurance Company).

Subsidiaries

      The following subsidiaries are included in our Consolidated Financial Statements.

  WFS Receivables Corporation 2

      WFS Receivables Corporation 2, also known as WFSRC2, is our wholly owned, Nevada based, limited purpose service corporation. WFSRC2 was organized for the purpose of purchasing contracts from WFS and securitizing them in the asset-based securities market. Automobile contracts securitized through WFSRC2 are treated as secured financings for accounting purposes.

  Westran Services Corp.

      Westran Services Corp., also known as Westran, is our wholly owned California based subsidiary, which provides travel-related services for us and all of our subsidiaries. Westran does not provide a significant source of revenues or expenses.

  Western Consumer Products

      Western Consumer Products is a wholly owned, California based subsidiary. Western Consumer Products was created in 2001 to market non-lending related products such as automobile warranties, maintenance agreements and vehicle security systems. There was no activity in this subsidiary as of December 31, 2001.

  Western Financial Bank

      The Bank is our wholly owned, federally chartered and federally insured savings bank. The Bank provides diversified financial services through its community banking operations, which include a retail banking division and a commercial banking division. Substantially all of our operations are conducted through the Bank and its subsidiary, WFS. The Bank’s subsidiaries are WFS, which in turn owns all of the stock of WFAL, WFAL2, WFS Investments, Inc., also known as WFSII, WFS Funding, Inc., also known as WFSFI, WFS Receivables Corporation, also known as WFSRC, and WFS Web Investments, also known as WFSWEB. Other subsidiaries of the Bank include Westfin Insurance Agency, also known as WFIA, Westhrift Life Insurance Company, also known as Westhrift, WestFin Securities Corporation, also known as WestFin, Western Reconveyance Company, Inc., also known as RECON, Western Consumer Services, Inc., also known as WCS, Western Auto Investments, also known as WAI, and The Hammond Company, The Mortgage Bankers, also known as THCMB. Each of these entities are described in further detail below.

  WFS Financial Inc

      WFS is an 84% owned subsidiary of the Bank that is in the business of financing automobile contracts purchased from new and pre-owned car dealers. The remaining interest is traded on the Nasdaq National Market® under the ticker symbol WFSI. Each of its offices is licensed to the extent required by law to conduct business in each respective state. The contracts that WFS originates are generally securitized by its subsidiaries, WFAL or WFSRC. See “General — Automobile Lending Operations.” During 2001, WFS originated $4.9 billion of automobile contracts.

  WFS Financial Auto Loans, Inc.

      WFAL is a wholly owned, Nevada based, limited purpose operating subsidiary of WFS. WFAL was organized primarily for the purpose of purchasing contracts from WFS and securitizing them in the automobile contract asset-backed securities market. All sales to securitization trusts directly from WFAL are treated as sales for accounting purposes.

  WFS Financial Auto Loans 2, Inc.

      WFAL2 is a wholly owned, Nevada based, limited purpose operating subsidiary of WFS. WFAL2 purchases contracts from WFS that are then used as collateral for its reinvestment contract activities. See “Transactions with Related Parties — Reinvestment Contracts.”

  WFS Investments, Inc.

      WFSII is a wholly owned, California based, limited purpose operating subsidiary of WFS. WFSII was incorporated for the purpose of purchasing limited ownership interests in owner trusts in connection with securitization transactions. WFSII is limited by its Articles of Incorporation from engaging in any business activities not incidental or necessary to its stated purpose.

  WFS Funding, Inc.

      WFSFI is a wholly owned, Nevada based, limited purpose service corporation subsidiary of WFS. WFSFI was incorporated for the purpose of providing conduit financings. WFSFI completed a $775 million, a $650 million, and a $500 million conduit financing transaction during January 2002, November 2001 and September 1999, respectively.

  WFS Receivables Corporation

      WFSRC is a wholly owned, Nevada based, limited purpose service corporation subsidiary of WFS. WFSRC was organized for the purpose of purchasing contracts from WFS and securitizing them in the asset-backed securities market. Securitizations in which contracts are sold through WFSRC are treated as secured financings for accounting purposes.

  WFS Web Investments

      WFSWEB is our wholly owned, California based, limited purpose service corporation subsidiary. WFSWEB was incorporated for the purpose of investing in an Internet service company called DealerTrack. Our investment in DealerTrack provides us with the unique opportunity to be involved with a company that provides a business to business Internet portal, specifically designed for the indirect automobile lending market.

  Western Auto Investments, Inc.

      WAI is a wholly owned, Nevada based, limited purpose operating subsidiary of the Bank. WAI was incorporated for the purpose of purchasing limited ownership interests in automobile loan securitization transactions. WAI is limited by its Articles of Incorporation from engaging in any business activities not incidental or necessary to its stated purpose. WAI does not provide a significant source of revenues or expenses.

  WestFin Insurance Agency

      WFIA is a wholly owned, California based, insurance agency of the Bank. WFIA acts as an agent for independent insurers in providing property and casualty insurance, collateral protection insurance and other non-credit related life and disability coverage on automobile contracts made by WFS. WFIA is also a licensed broker-dealer, which sells fixed annuities to the general public. WFIA’s revenues consist primarily of commissions received on policies sold to customers.

  Westhrift Life Insurance Company

      Westhrift is a wholly owned, Arizona based, subsidiary of the Bank. Westhrift is engaged in the business of reinsuring credit life and credit disability insurance offered to borrowers of the Bank. An independent insurer underwrites these policies. The credit life insurance policies provide us with full payment of the insured’s financial obligation in the event of the insured’s death. The credit disability insurance policies provide us with payment of an insured’s financial obligation during a period of disability resulting from illness or physical injury. Westhrift has a Certificate of Authority from the California Insurance Commissioner authorizing it to conduct insurance business in California. At December 31, 2001, credit life and disability insurance in force was $3.0 million.

      For Arizona statutory purposes, Westhrift is required to maintain reserves for losses on credit life and credit disability policies. Westhrift’s aggregate reserves for credit life and credit disability policies at December 31, 2001 were $0.3 million.

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

  WestFin Securities Corporation

      WestFin is a wholly owned subsidiary of the Bank. Management decided to discontinue its operations in 2000. Prior to discontinuing its operations, WestFin was a National Association of Securities Dealers licensed securities broker-dealer of the Bank.

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

Associates

      At December 31, 2001, we had 2,111 full-time and 145 part-time associates. None of our associates are represented by a collective bargaining unit or union. We believe we have good relations with our associates.

Forward-Looking Statements

      This Form 10-K includes and incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These statements are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause actual results to differ materially from those expressed in or implied by these forward-looking statements.

      These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms and phrases, including references to assumptions.

      The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

•	changes in general economic and business conditions;

•	interest rate fluctuations;

•	our financial condition and liquidity, as well as future cash flows and earnings;

•	competition;

•	our level of operating expenses;

•	the effect of new laws, regulations and court decisions;

•	the availability of sources of funding;

•	the level of chargeoffs on the automobile contracts that we originate; and

•	significant litigation.

      If one or more of these risks or uncertainties materialize, or if underlying assumptions proved incorrect, our actual results may vary materially from those expected, estimated or projected.

      We do not undertake to update our forward-looking statements or risk factors to reflect future events or circumstances.

Item 2. Properties

      At December 31, 2001, we owned 11 properties in California and one property in Texas and leased 61 properties at various locations in various states.

      Our executive offices are located at 23 Pasteur, Irvine, California. The remaining owned and leased properties are used as retail branch offices, automobile lending regional business centers, and other operational centers. At December 31, 2001, the net book value of property and leasehold improvements was approximately $50.3 million. We lease space at two locations from a company controlled by our major shareholder.

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

Item 4. Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range by Quarter

      Our common stock has been publicly traded since 1986 and is currently traded on the New York Stock Exchange, also known as the NYSE, identified by the symbol, WES. The following table illustrates the high and low prices by quarter in 2001 and 2000, as reported by the NYSE, which prices are believed to represent actual transactions:

	2001		2000

	High	Low	High	Low

First Quarter	$18.66	$14.68	$15.00	$11.31
Second Quarter	23.70	16.45	14.50	10.63
Third Quarter	23.41	16.00	16.25	11.31
Fourth Quarter	19.45	16.05	15.69	13.56

      We had approximately 1,257 shareholders of our common stock at February 28, 2002. The number of shareholders was determined by the number of record holders, including the number of individual participants, in security position listings.

Dividends

      We paid cash dividends of $0.43, $0.30 and $0.20 per share for the years ended December 31, 2001, 2000 and 1999, respectively. On December 18, 2001, we declared a quarterly cash dividend of $0.11 per share for shareholders of record as of February 6, 2002. This dividend was paid on February 20, 2002. There are no restrictions on the payment of dividends by Westcorp.

      Our wholly owned subsidiary, the Bank, is restricted by regulation and by the indenture relating to the subordinated debentures as to the amount of funds which can be transferred to us in the form of dividends. Under the most restrictive of these terms, on December 31, 2001, the Bank’s restricted shareholder’s equity totaled $336 million with a maximum dividend of $136 million.

      The Bank must notify the OTS of its intent to declare cash dividends 30 days before declaration and may not pay a dividend or make a loan to us for any purpose to the extent we engage in any activities not permitted for a bank holding company.

Item 6. Selected Financial Data

      The following table presents summary audited financial data for the years ended December 31, 2001, 2000, 1999, 1998 and 1997. Since this table is only a summary and does not provide all of the information contained in our financial statements, including the related notes, you should read our Consolidated Financial Statements contained elsewhere herein. Certain amounts from the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

	For the Year Ended December 31,

	2001	2000	1999	1998	1997

	(Dollars in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Interest income	$962,627	$583,821	$297,616	$272,166	$270,532
Interest expense	491,944	313,872	152,788	161,713	160,892

Net interest income	470,683	269,949	144,828	110,453	109,640
Provision for credit losses	196,977	82,133	38,400	18,960	12,851

Net interest income after provision for credit losses	273,706	187,816	106,428	91,493	96,789
Noninterest income	78,883	177,643	210,006	128,654	220,278
Noninterest expense(1)	244,871	220,973	217,958	248,390	243,872

Income (loss) before income tax (benefit) and extraordinary item	107,718	144,486	98,476	(28,243)	73,195
Income tax (benefit)	41,675	58,132	41,460	(11,330)	31,287

Income (loss) before minority interest	66,043	86,354	57,016	(16,913)	41,908
Minority interest in earnings (loss) of subsidiaries	10,369	11,852	6,522	(2,216)	5,120

Income (loss) before extraordinary item	55,674	74,502	50,494	(14,697)	36,788
Extraordinary gain from early extinguishment of debt (net of income tax of $11, $175 and $1,546, respectively)	16	241	2,132

Net income (loss)	$55,690	$74,743	$52,626	$(14,697)	$36,788

Other Selected Financial Data:
Book value per share(2)	$16.80	$15.72	$14.06	$12.29	$13.05
Weighted average number of shares and common share equivalents — diluted	34,485,127	29,525,677	26,505,128	26,305,117	26,351,144
Net income (loss) per common share — diluted:
Income (loss) before extraordinary item	$1.61	$2.52	$1.91	$(0.56)	$1.40
Extraordinary item		0.01	0.08

Net income (loss)	$1.61	$2.53	$1.99	$(0.56)	$1.40

Dividends per share	$0.44	$0.30	$0.20	$0.25	$0.40
Dividend payout ratio	27.3%	11.9%	10.1%	N/A	28.6%

(1)	Information for 1998 includes a one-time restructuring charge of $18.0 million, including $1.8 million for employee severance, $13.2 million for lease termination fees and the write-off of disposed assets, and $3.0 million relating to our decision to exit the mortgage banking business.

(2)	Accumulated other comprehensive income (loss) excluded from shareholders’ equity.

	At or For the Year Ended December 31,

	2001	2000	1999	1998	1997

	(Dollars in thousands)
Consolidated Statements of Financial Condition Data:
Assets:
Cash and other assets	$336,345	$611,088	$714,357	$728,476	$699,237
Loans:
Consumer(1)	7,074,383	4,309,036	1,516,669	933,010	298,550
Mortgage(2)	373,455	507,431	598,302	1,006,933	1,536,954
Commercial	85,312	107,586	66,927	52,940	37,314
Mortgage-backed securities	2,092,225	2,230,448	1,431,376	980,044	941,448
Investments and time deposits	110,677	102,321	171,143	131,417	252,540

Total assets	$10,072,397	$7,867,910	$4,498,774	$3,832,820	$3,766,043

Liabilities:
Deposits	$2,329,326	$2,478,487	$2,212,309	$2,178,735	$2,000,896
Notes payable on automobile secured financing	5,886,227	3,473,377	461,104
FHLB advances and other borrowings	723,675	616,193	498,901	440,924	563,922
Amounts held on behalf of trustee	280,496	494,858	687,274	528,092	488,653
Subordinated debentures	147,714	189,962	199,298	239,856	239,195
Other liabilities	85,994	71,221	59,140	94,311	95,088

Total liabilities	9,453,432	7,324,098	4,118,026	3,481,918	3,387,754
Minority interest	78,261	56,644	28,030	21,857	29,538
Shareholders’ equity	540,704	487,168	352,718	329,045	348,751

Total liabilities and shareholders’ equity	$10,072,397	$7,867,910	$4,498,774	$3,832,820	$3,766,043

Other Selected Financial Data:
Average assets	$9,280,377	$6,242,668	$3,952,360	$3,859,202	$3,682,781
Return on average assets	0.60%	1.20%	1.33%	(0.38)%	1.00%
Average shareholders’ equity(3)	$570,298	$450,323	$351,162	$327,687	$327,736
Return on average shareholders’ equity(3)	9.77%	16.60%	14.99%	(4.49)%	11.22%
Equity to assets ratio(3)	5.97%	6.38%	8.32%	8.49%	9.10%
Originations:
Consumer loans	$4,869,970	$4,232,115	$3,355,732	$2,680,341	$2,337,359
Mortgage loans	23,001	33,124	276,936	2,754,398	2,331,506
Commercial loans	291,944	266,342	237,316	124,259	71,399

Total originations	$5,184,915	$4,531,581	$3,869,984	$5,558,998	$4,740,264

Interest rate spread	4.99%	4.37%	3.59%	2.83%	2.65%

(1)	Net of unearned discounts.

(2)	Net of undisbursed loan proceeds.

(3)	Accumulated other comprehensive income (loss) excluded from shareholders’ equity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and notes thereto and other information included or incorporated by reference herein.

Overview

      Our primary sources of revenue are net interest income and noninterest income. Net interest income is the difference between the income earned on interest earning assets and the interest paid on interest bearing liabilities. We generate interest income from our loan portfolio, which consists of consumer, mortgage and commercial loans, and from investments in mortgage-backed securities and other short-term investments. We fund our loan portfolio and investments with deposits, advances from the FHLB, securities sold under agreements to repurchase, securitizations, other borrowings, and equity.

      Noninterest income is primarily made up of revenues generated from the sale and servicing of automobile contracts and mortgage loans. The primary components of noninterest income include retained interest income on automobile contracts sold, contractually specified servicing fees for the servicing of loans, late charges, gain on sale of automobile contracts and mortgage loans, and other miscellaneous servicing fee income. Since March 2000, we have structured our securitizations as secured financings and no longer record non-cash gain on sale or subsequent contractual servicing and retained interest income. Instead, the earnings of the automobile contracts in the trust and the related financing costs are reflected over the life of the underlying pool of automobile contracts as net interest income. Other components of noninterest income include gains and losses from the sale of investment securities and mortgage-backed securities, insurance income, fees related to the sales of investment products such as mutual funds and annuities and fee income from depository accounts. The primary components of noninterest expense are salaries, credit and collection expenses, and data processing costs.

Results of Operations

  Net Interest Income

      Net interest income is affected by the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities (interest rate spread) and the relative amounts of our interest earning assets and interest bearing liabilities. Net interest income totaled $471 million in 2001 compared with $270 million and $145 million in 2000 and 1999, respectively. Net interest income increased in 2001 as more automobile contracts were held on the balance sheet as we utilized our own liquidity sources and completed public securitizations totaling $3.6 billion and a conduit financing totaling $650 million accounted for as secured financings.

      Our decision to account for our securitizations as secured financings by changing the structure of our securitizations was based upon our business philosophy that we approach our business as a portfolio lender rather than as a seller of automobile contracts. Our securitization structure includes a provision that provides us with the right to repurchase automobile contracts at our option. The percentage of automobile contracts that we may repurchase was increased from 10% to 20% as of March 2000. Not only does this change provide greater flexibility in managing our cost of funds, we believe that a portfolio basis presentation provides a better understanding of our business and the inherent risks associated with our securitizations. In addition, by accounting for our securitizations as secured financings we no longer record a retained interest asset upon completion of each securitization, the valuation of which is based upon subjective assumptions. See “Business.”

      The following table presents information relative to the average balances and interest rates on an owned basis for the periods indicated:

	For the Year Ended December 31,

	2001			2000			1999

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest earning assets:
Total investments:
Mortgage-backed securities	$2,245,861	$133,539	5.95%	$1,870,908	$128,231	6.85%	$1,423,655	$87,631	6.16%
Other short-term investments	159,599	7,468	4.68	246,908	15,609	6.32	251,344	12,930	5.14
Investment securities	7,194	433	6.02	10,216	535	5.24	29,710	1,607	5.41
Interest earning deposits with others	2,628	74	2.80	2,069	110	5.32	1,395	75	5.38

Total investments	2,415,282	141,514	5.86%	2,130,101	144,485	6.78%	1,706,104	102,243	5.99%
Total loans:
Consumer loans	5,746,413	779,256	13.56%	2,672,690	386,182	14.45%	883,091	138,802	15.72%
Mortgage loans(1)	441,804	34,536	7.82	551,498	44,225	8.02	693,270	51,666	7.45
Commercial loans	99,904	7,321	7.33	97,586	8,929	9.15	57,448	4,905	8.54

Total loans	6,288,121	821,113	13.06%	3,321,774	439,336	13.23%	1,633,809	195,373	11.96%

Total interest earning assets	8,703,403	962,627	11.06%	5,451,875	583,821	10.71%	3,339,913	297,616	8.91%
Noninterest earning assets:
Amounts due from trusts	227,890			413,653			384,153
Retained interest in securitized assets	74,509			141,724			180,538
Capitalized servicing rights							5,676
Premises, equipment and real estate owned	82,277			84,627			90,306
Other assets	318,674			227,095			177
Less: allowance for credit losses	126,376			76,306			48,403

Total	$9,280,377			$6,242,668			$3,952,360

Interest bearing liabilities:
Deposits	$2,319,466	114,831	4.95%	$2,380,155	133,610	5.61%	$2,165,493	106,067	4.90%
Securities sold under agreements to repurchase	155,387	7,014	4.51	449,778	27,950	6.21	369,999	19,102	5.16
FHLB advances and other borrowings	443,337	20,424	4.61	270,043	16,694	6.18	130,608	8,074	6.18
Notes payable on automobile secured financing	5,018,456	333,768	6.65	1,655,936	118,421	7.15
Subordinated debentures	170,531	15,907	9.33	192,025	17,197	8.96	218,164	19,545	8.96

Total interest bearing liabilities	8,107,177	491,944	6.07%	4,947,937	313,872	6.34%	2,884,264	152,788	5.32%
Noninterest bearing liabilities:
Amounts held on behalf of trustee	365,376			693,810			443,072
Other liabilities	278,325			169,435			287,138
Shareholders’ equity	529,499			431,486			337,886

Total	$9,280,377			$6,242,668			$3,952,360

Net interest income and interest rate spread		$470,683	4.99%		$269,949	4.37%		$144,828	3.59%

Net yield on average interest earning assets			5.41%			4.95%			4.34%

(1)	For the purpose of these computations, nonaccruing loans are included in the average loan amounts outstanding.

      The total interest rate spread increased 62 basis points for 2001 compared with 2000 due to an increase of 35 basis points in the yield on interest earning assets combined with a decrease in the cost of funds of 27 basis points. The increase in yield on interest earning assets for 2001 compared with 2000 and in 2000 compared with 1999 was due primarily to a higher percentage of automobile contracts held on the balance sheet. The decrease in the cost of funds in 2001 compared to 2000 was due to a lower interest rate environment. The increase in the cost of funds in 2000 compared to 1999 was due to a higher interest rate environment.

      The following table sets forth the changes in net interest income attributable to changes in volume (change in average portfolio volume multiplied by prior period average rate) and changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance):

	2001 Compared to 2000(1)			2000 Compared to 1999(1)

	Volume	Rate	Total	Volume	Rate	Total

	(Dollars in thousands)
Interest income:
Mortgage-backed securities	$23,547	$(18,239)	$5,308	$29,929	$10,671	$40,600
Other short-term investments	(4,696)	(3,445)	(8,141)	(232)	2,911	2,679
Investment securities	(174)	72	(102)	(1,023)	(49)	(1,072)
Interest earning deposits with others	25	(61)	(36)	36	(1)	35
Total loans:
Consumer loans	418,248	(25,174)	393,074	259,466	(12,086)	247,380
Mortgage loans	(8,610)	(1,079)	(9,689)	(11,167)	3,726	(7,441)
Commercial loans	206	(1,814)	(1,608)	3,651	373	4,024

Total interest earning assets	$428,546	$(49,740)	$378,806	$280,660	$5,545	$286,205

Interest expense:
Deposits	$(3,496)	$(15,283)	$(18,779)	$11,189	$16,354	$27,543
Securities sold under agreements to repurchase	(9,702)	(11,234)	(20,936)	4,551	4,297	8,848
FHLB advances and other borrowings	8,748	(5,018)	3,730	8,620		8,620
Notes payable on automobile secured financings	224,186	(8,839)	215,347	118,421		118,421
Subordinated debentures	(1,980)	690	(1,290)	(2,348)		(2,348)

Total interest bearing liabilities	$217,756	$(39,684)	$178,072	$140,433	$20,651	$161,084

Net change in net interest income			$200,734			$125,121

(1)	In the analysis of interest changes due to volume and rate, the changes due to the volume/rate variance (the combined effect of change in weighted average interest rate and change in average portfolio balance) have been allocated proportionately based on the absolute value of the volume and rate variances. If there was no balance in the previous year, the total change was allocated to volume.

  Provision for Credit Losses

      We maintain an allowance for credit losses to cover probable losses that can be reasonably estimated for the loans held on the balance sheet. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on the loans or reversing the allowance for credit losses through the provision for credit losses when the amount of loans held on balance sheet is reduced through loan sales. The level of allowance is based principally on the outstanding balance of loans held on balance sheet and historical loss trends. We believe that the allowance for credit losses is currently adequate to absorb probable losses in our owned loan portfolio that can be reasonably estimated. The provision for credit losses totaled $197 million in 2001 compared with $82.1 million and $38.4 million in 2000 and 1999, respectively.

      The increase in provision for credit losses in 2001 and 2000 was the result of a higher level of automobile contracts held on balance sheet and chargeoffs related to such contracts as our securitizations in those years were predominately accounted for as secured financings. Of the total $197 million reported in provision for credit losses in 2001, $122.8 million was for chargeoffs incurred during the period and $74.2 million represented the increase in the amount of automobile contracts held on the balance sheet. Of the total $82.1 million reported in provision for credit losses in 2000, $42.3 million was for chargeoffs incurred during the period and $50.6 million represented the increase in the amount of automobile contracts held on the balance sheet. Provision for credit losses was reduced by $7.5 million due to the lower level of allowance held for automobile contracts due to improving asset quality and a $3.3 million reduction in allowance for mortgage and commercial loans. The increase in provision for credit losses in 1999 was the result of an increase in the amount of reserves on automobile contracts held for sale as $500 million of such automobile contracts were used as collateral for the issuance of notes to a conduit facility in a transaction treated as a secured financing. In addition, another $540 million of automobile contracts held for sale were expected to be placed in a securitization in the first quarter of 2000 that would also be accounted for as a secured financing, and, therefore, the contracts would remain on our balance sheet and higher levels of reserves would be required for probable losses that could be reasonably estimated. See “Financial Condition — Allowance for Credit Losses.”

     Noninterest Income

          Automobile Lending Income

      We regularly securitize automobile contracts in the public asset-backed securities market and retain the servicing rights. For accounting purposes, these transactions are treated as either secured financings or sales to a securitization trust. Since the first quarter of 2000, we have not completed a securitization that has been accounted for as a sale. For transactions treated as sales prior to April 2000, we recorded a non-cash gain equal to the present value of the estimated future cash flows from the portfolio of automobile contracts sold less the write-off of dealer participation balances and the effect of hedging activities. For these securitizations, net interest earned on the automobile contracts sold and fees earned for servicing the automobile contract portfolios are recognized over the life of the transactions as contractual servicing income, retained interest income and other fee income.

      The components of automobile lending income were as follows:

	For the Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Gain on sale of automobile contracts		$7,719	$51,345
Retained interest (expense) income, net of RISA amortization	$(27,839)	51,429	47,812
Contractual servicing income	23,018	41,767	46,847
Other fee income	67,579	57,786	42,702

Total automobile lending income	$62,758	$158,701	$188,706

      Automobile lending income decreased primarily as a result of lower retained interest income and contractual servicing income, offset by an increase in other fee income.

      The following table sets forth our automobile contract sales and securitizations and related gain on sales:

	For the Year Ended December 31,

	2001	2000	1999	1998	1997

	(Dollars in thousands)
Contract sales and secured financings:
Sales to securitization trusts		$660,000	$2,500,000	$1,885,000	$2,190,000
Secured financings	$4,220,000	3,930,000	500,000

Total sales and secured financings	$4,220,000	$4,590,000	$3,000,000	$1,885,000	$2,190,000

Gain on sale of automobile contracts(1)		$7,719	$51,345	$25,622	$39,944
Hedge gain (loss) on sale of automobile contracts(2)		5,300	7,419	(8,396)	(10,691)
Gain on sale of automobile contracts as a % of total revenues		1.72%	14.47%	10.72%	12.11%

(1)	Net of the write-off of outstanding dealer participation balances and the effect of hedging activities.

(2)	Included in gain on sale of automobile contracts.

      Retained interest expense was $27.8 million for the year ended December 31, 2001 compared with retained interest income of $51.4 million and $47.8 million for the years ended December 31, 2000 and 1999, respectively. For accounting purposes, this income is only recognized on contracts sold through securitizations treated as sales. Retained interest income is dependent upon the average excess spread on the contracts sold, credit losses and the size of the sold portfolio. The retained interest expense recognized in 2001 is the result of higher chargeoff experience on our sold portfolio as well as revised estimates of future charge-offs due to continued slowing in the economy. Net chargeoffs on the sold portfolio decreased to $50.4 million in 2001 from $75.5 million in 2000 and $91.8 million in 1999. The increase in retained interest income in 2000 compared with 1999 was due to decreases in credit losses, offset by a decrease in the average excess spread on the contracts sold and a decrease in the size of the sold portfolio. The outstanding sold portfolio had a weighted average gross interest rate spread of 6.97% in 2001 compared with 7.38% and 8.34% in 2000 and 1999, respectively. The average balance of the sold portfolio was $1.8 billion in 2001 compared with $3.4 billion in 2000 and $4.0 billion in 1999.

      According to the terms of each securitization, contractual servicing income is generally earned at rates ranging from 1.0% to 1.25% per annum on the outstanding balance of contracts securitized. For accounting purposes, this income is only recognized on contracts sold through securitizations treated as sales. The decrease in contractual servicing income to $23.0 million in 2001 from $41.8 million in 2000 is due to the decrease in the average balance of the sold portfolio from 2000 to 2001. Other fee income consists primarily of documentation fees, late charges and deferment fees on our managed portfolio, including loans securitized in transactions accounted for as sales and secured financings, as well as automobile contracts not securitized. The increase in other fee income is due to the growth in our average managed portfolio to $7.6 billion in 2001 from $6.1 billion in 2000 and $4.8 billion in 1999.

      Gain on sale, retained interest income and contractual servicing income are not recognized on securitizations accounted for as secured financings. Therefore, we expect such income will not be recognized on our future securitizations. Retained interest income and contractual servicing income will continue to be recognized on existing securitizations accounted for as sales and will decline as the balance of those pools decreases. Even as these amounts decrease, we expect net interest income will increase as we retain automobile contracts on our balance sheet.

      The following table lists each of our public securitizations. The first issue in 1985 was rated AA by S&P and Aa by Moody’s. All issues since that time were rated AAA by S&P and Aaa by Moody’s, their respective highest long-term ratings. The money market securities for each applicable transaction were rated A-1+ by S&P and P-1 by Moody’s, their respective highest short-term ratings. All securitizations prior to 1998-A were paid in full on or before their contractual maturity dates.

Securitizations

				Remaining Balance	Original	Original
Issue		Original	Remaining Balance at	as a Percent of	Weighted	Weighted Average	Gross Interest
Number	Close Date	Balance	December 31, 2001	Original Balance	Average APR	Securitization Rate	Rate Spread(1)

(Dollars in thousands)
1985-A	December, 1985	$110,000	Paid in full	0%	18.50%	8.38%	10.12%
1986-A	November, 1986	191,930	Paid in full	0	14.20	6.63	7.57
1987-A	March, 1987	125,000	Paid in full	0	12.42	6.75	5.67
1987-B	July, 1987	110,000	Paid in full	0	12.68	7.80	4.88
1988-A	February, 1988	155,000	Paid in full	0	13.67	7.75	5.92
1988-B	May, 1988	100,000	Paid in full	0	14.01	8.50	5.51
1988-C	July, 1988	100,000	Paid in full	0	15.41	8.50	6.91
1988-D	October, 1988	105,000	Paid in full	0	14.95	8.85	6.10
1989-A	March, 1989	75,000	Paid in full	0	15.88	10.45	5.43
1989-B	June, 1989	100,000	Paid in full	0	15.96	9.15	6.81
1990-A	August, 1990	150,000	Paid in full	0	16.05	8.35	7.70
1990-1	November, 1990	150,000	Paid in full	0	15.56	8.50	7.06
1991-1	April, 1991	200,000	Paid in full	0	16.06	7.70	8.36
1991-2	May, 1991	200,000	Paid in full	0	15.75	7.30	8.45
1991-3	August, 1991	175,000	Paid in full	0	15.69	6.75	8.94
1991-4	December, 1991	150,000	Paid in full	0	15.53	5.63	9.90
1992-1	March, 1992	150,000	Paid in full	0	14.49	5.85	8.64
1992-2	June, 1992	165,000	Paid in full	0	14.94	5.50	9.44
1992-3	September, 1992	135,000	Paid in full	0	14.45	4.70	9.75
1993-1	March, 1993	250,000	Paid in full	0	13.90	4.45	9.45
1993-2	June, 1993	175,000	Paid in full	0	13.77	4.70	9.07
1993-3	September, 1993	187,500	Paid in full	0	13.97	4.25	9.72
1993-4	December, 1993	165,000	Paid in full	0	12.90	4.60	8.30
1994-1	March, 1994	200,000	Paid in full	0	13.67	5.10	8.57
1994-2	May, 1994	230,000	Paid in full	0	14.04	6.38	7.66
1994-3	August, 1994	200,000	Paid in full	0	14.59	6.65	7.94
1994-4	October, 1994	212,000	Paid in full	0	15.58	7.10	8.48
1995-1	January, 1995	190,000	Paid in full	0	15.71	8.05	7.66
1995-2	March, 1995	190,000	Paid in full	0	16.36	7.10	9.26
1995-3	June, 1995	300,000	Paid in full	0	15.05	6.05	9.00
1995-4	September, 1995	375,000	Paid in full	0	15.04	6.20	8.84
1995-5	December, 1995	425,000	Paid in full	0	15.35	5.88	9.47
1996-A	March, 1996	485,000	Paid in full	0	15.46	6.13	9.33
1996-B	June, 1996	525,000	Paid in full	0	15.74	6.75	8.99
1996-C	September, 1996	535,000	Paid in full	0	15.83	6.60	9.23
1996-D	December, 1996	545,000	Paid in full	0	15.43	6.17	9.26
1997-A	March, 1997	500,000	Paid in full	0	15.33	6.60	8.73
1997-B	June, 1997	590,000	Paid in full	0	15.36	6.37	8.99
1997-C	September, 1997	600,000	Paid in full	0	15.43	6.17	9.26
1997-D	December, 1997	500,000	Paid in full	0	15.19	6.34	8.85
1998-A	March, 1998	525,000	$49,627	9.45	14.72	6.01	8.71
1998-B	June, 1998	660,000	94,062	14.25	14.68	6.06	8.62
1998-C	November, 1998	700,000	135,444	19.35	14.42	5.81	8.61
1999-A	January, 1999	1,000,000	231,712	23.17	14.42	5.70	8.72
1999-B	July, 1999	1,000,000	343,081	34.31	14.62	6.36	8.26
1999-C	November, 1999	500,000	209,400	41.88	14.77	7.01	7.76
2000-A	March, 2000	1,200,000	555,202	46.27	14.66	7.28	7.38
2000-B	May, 2000	1,000,000	521,620	52.16	14.84	7.78	7.06
2000-C	August, 2000	1,390,000	708,094	50.94	15.04	7.32	7.72
2000-D	November, 2000	1,000,000	766,367	76.64	15.20	6.94	8.26
2001-A	January, 2001	1,000,000	837,369	83.74	14.87	5.77	9.10
2001-B	May, 2001	1,370,000	1,084,218	79.14	14.41	4.23	10.18
2001-C	August, 2001	1,200,000	1,081,034	90.09	13.90	4.50	9.40
2002-1	March, 2002(2)	1,800,000			13.50	3.71	9.79

	Total	$24,371,430	$6,617,230

(1)	Represents the difference between the original weighted average annual percentage rate, also known as APR, and the estimated weighted average securitization rate on the closing date of the securitization.

(2)	The 2002-1 securitization closed on March 20, 2002.

          Mortgage Banking Income

      Mortgage banking operations included gains and losses on the sale of loans and servicing rights, loan servicing income net of amortization of capitalized servicing rights and other income, primarily late charges. During 2001, mortgage banking income totaled $1.5 million compared with $6.9 million and $6.0 million in 2000 and 1999, respectively. The 75% decline in mortgage banking income from 1999 to 2001 is due to our decision to exit the mortgage banking business. This decision resulted in the sale of our remaining mortgage banking operations in 1999.

      The components of mortgage banking income were as follows:

	For the Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Net gains from sale of mortgage loans and mortgage servicing rights	$1,384	$6,704	$3,184
Mortgage loan servicing income			2,001
Other fee income	111	148	855

Total mortgage banking income	$1,495	$6,852	$6,040

          Other Noninterest Income

      Other noninterest income consists primarily of gains and losses on investments and mortgage-backed securities, also known as MBS, and insurance income. There was $0.5 million net gain on investments and MBS in 2001. This compares with no gains or losses in 2000 and $1.3 million net gain in 1999. The net gain in 2001 was the result of the sale of $508 million of investment securities and MBS during the year. The net gain in 1999 was the result of the sale of $110 million of investment securities and MBS during the year. Insurance income, which totaled $9.1 million, $7.0 million and $6.1 million for the years ended December 31, 2001, 2000 and 1999, respectively, includes premiums and commissions earned on insurance and insurance-related products, including collateral protection and credit life insurance. Income from the sale of mutual funds and annuities totaled $2.4 million, $2.4 million and $2.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. Income from the sale of mutual funds and annuities is included in insurance income on the Consolidated Statements of Income.

      Miscellaneous income totaled $5.0 million, $5.1 million, and $7.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. Miscellaneous income in 2001 consisted of demand deposit fees, income from rental operations, and other income. The decrease in miscellaneous income from 1999 to 2001 was due to a decrease in income from real estate activities attributable primarily to our exit from the mortgage banking business in 1999.

     Noninterest Expense

      Total noninterest expense was $245 million, $221 million and $218 million for the years ended December 31, 2001, 2000 and 1999, respectively. Noninterest expense as a percentage of total revenues improved to 45% in 2001 compared to 49% in 2000 and 61% in 1999 as a result of improved operating efficiencies. Noninterest expense increased $23.9 million or 11% in 2001 compared with 2000 as a result of the growth in our managed portfolio.

     Income Taxes

      We file federal and certain state tax returns on a consolidated basis. Other state tax returns are filed for each subsidiary separately. Our effective tax rate was 39% in 2001 compared with 40% and 42% in 2000 and 1999, respectively.

     Pro Forma Portfolio Basis Statements of Income

      During the first quarter of 2000, we changed the structure of our securitizations so that they would no longer be accounted for as sales but rather recorded as secured financings. This decision is consistent with our business strategy to record high quality earnings and to maintain a conservative, well-capitalized balance sheet. If treated as secured financings, no gain on sale or subsequent contractual servicing and retained interest income is recognized. Instead, the earnings of the automobile contracts in the trust and the related financing costs are reflected over the life of the underlying pool of automobile contracts as net interest income. Additionally, no RISA is recorded on the balance sheet, which must be written off over the life of a securitization. This asset is subject to impairment if assumptions made about the performance of a securitization are not realized.

      Over time, our securitizations that were recorded as sales will mature and an increasing percentage of securitized automobile contracts will be represented by securitizations that are accounted for as secured financings. In the interim, we will present pro forma portfolio basis statement of operations that present our results under the assumption that all our outstanding securitizations are treated as secured financings rather than as sales. These statements provide a method by which to gauge our year to year performance while we make this transition.

      We believe that such a presentation is an important performance measure of our operations during this transitory period. Differences between portfolio basis earnings and reported earnings represent the transitional effect of treating securitizations as secured financings rather than sales. Ultimately, our reported earnings will approach our portfolio basis earnings as we continue to treat future securitizations as secured financings. We refer to these pro forma results as “portfolio basis” statements of operations since all automobile contracts sold would have remained in our on balance sheet automobile contract portfolio if we had accounted for the transactions as secured financings.

      The following tables presents the portfolio basis statements of income and reconciliation to net income as reflected in our Consolidated Statements of Income:

PORTFOLIO BASIS STATEMENTS OF INCOME

	For the Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands, except per share amounts)
Interest income	$1,188,074	$1,011,637	$799,587
Interest expense	628,045	549,476	411,379

Net interest income	560,029	462,161	388,208
Net chargeoffs(1)	173,201	117,807	103,638
Provision for growth(2)	19,968	23,233	20,310

Provision for credit losses	193,169	141,040	123,948

Net interest income after provision for credit losses	366,860	321,121	264,260
Noninterest income	83,705	76,728	64,001
Noninterest expense	244,952	222,156	224,960

Income before income tax	205,613	175,693	103,301
Income tax(3)	79,071	70,572	43,491

Income before minority interest	126,542	105,121	59,810
Minority interest in earnings	19,970	14,963	6,614

Income before extraordinary item	106,572	90,158	53,196
Extraordinary gain from early extinguishment of debt	16	241	2,132

Portfolio basis net income	$106,588	$90,399	$55,328

Portfolio basis net income per common share — diluted Income before extraordinary item	$3.09	$3.05	$2.01
Extraordinary item		0.01	0.08

Net income	$3.09	$3.06	$2.09

(1)	Represents actual chargeoffs incurred during the period, net of recoveries.

(2)	Represents additional allowance for credit losses that would be set aside due to an increase in the managed automobile contract portfolio.

(3)	Such tax effect is based upon our tax rate for the respective period.

RECONCILIATION OF GAAP BASIS NET INCOME

TO PORTFOLIO BASIS NET INCOME

	For the Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
GAAP basis net income	$55,690	$74,743	$52,626
Portfolio basis adjustments:
Gain on sale of contracts		(7,719)	(51,345)
Retained interest expense (income)	27,839	(41,767)	(47,812)
Contractual servicing income	(23,018)	(51,429)	(46,847)
Net interest income	89,346	191,994	242,878
Provision for credit losses	3,808	(58,907)	(85,549)
Operating expenses	(80)	(965)	(6,500)
Minority interest	(9,601)	(3,111)	(92)

Total portfolio basis adjustments	88,294	28,096	4,733
Net tax effect	37,396	12,440	2,031

Portfolio basis net income	$106,588	$90,399	$55,328

Financial Condition

     Overview

      We originated $4.9 billion of automobile contracts in 2001 compared with $4.2 billion during 2000. As a result of higher contract originations, our portfolio of managed automobile contracts reached $8.2 billion at December 31, 2001, up from $6.8 billion at December 31, 2000.

      Our retail banking division increased total demand deposit and money market accounts by $151 million or 34% to $595 million at December 31, 2001. Total demand deposit and money market accounts represented 32% of total retail banking deposits. The commercial banking division had deposits of $161 million and $444 million outstanding at December 31, 2001 and 2000, respectively.

     Investment and Other Securities

      Our investment and other securities portfolio consists of short-term securities, including repurchase agreements and overnight investments in federal funds. These short-term securities are maintained primarily for liquidity purposes. Additionally, we own FHLB stock as required by our affiliation with the FHLB System and carry it at cost. The FHLB stock is included in other assets on our Consolidated Statements of Financial Condition. We also hold owner trust certificates and in prior years United States Agency and Treasury securities, which are classified as available for sale. The owner trust certificates are recorded at cost, which approximates fair value. The United States Agency and Treasury securities are reported at fair value with unrealized gains and losses reflected as a separate component of shareholders’ equity on our Consolidated Statements of Financial Condition as accumulated other comprehensive income (loss), net of applicable taxes.

      The following table summarizes our investment securities at the dates indicated:

	December 31,

	2001	2000	1999	1998	1997

	(Dollars in thousands)
Interest bearing deposits with other financial institutions	$720	$720	$720	$515	$15,510
Other short-term investments	35,000	66,500	137,000	22,864	84,136
Investment securities:
U.S. Treasury securities and obligations of other U.S. government agencies and corporations — available for sale				75,592	121,714
Obligations of states and political subdivisions	1,549	1,533	1,506	1,572	1,532
Owner trust certificates	4,668	6,517	7,865	5,687	3,723
FHLB stock	64,446	24,367	23,313	24,555	25,762
Other	4,294	2,684	739	632	163

	$110,677	$102,321	$171,143	$131,417	$252,540

      The following table sets forth the stated maturities of our investment securities at December 31, 2001:

	Up to	One Year	Five Years	Ten Years	No Stated
	One Year	to Five Years	to Ten Years	or More	Maturity

	(Dollars in thousands)
Interest bearing deposits with other financial institutions	$520	$200
Other short-term investments	35,000
Investment securities:
Obligations of states and political subdivisions		492	$1,057
Owner trust certificates		4,143	525
FHLB stock					$64,446
Other					4,294

	$35,520	$4,835	$1,582		$68,740

Weighted average interest rate(1)	1.67%	5.27%	5.45%		5.50%

(1)	Calculated based on amortized cost.

     Mortgage-Backed Securities

      We invest in MBS to generate net interest margin, manage interest rate risk, provide another source of liquidity through repurchase agreements and meet regulatory requirements. See “Business — Supervision and Regulation.” Our MBS portfolio is classified as available for sale. Accordingly, the portfolio is reported at fair value with unrealized gains and losses reflected as a separate component of shareholders’ equity on our Consolidated Statements of Financial Condition as accumulated other comprehensive income (loss), net of applicable taxes. The following table summarizes our MBS portfolio by issuer:

	December 31,

	2001	2000

	(Dollars in thousands)
Available for sale securities:
GNMA certificates	$2,036,369	$2,157,076
FNMA participation certificates	51,894	68,870
FHLMC participation certificates	1,692	1,938
Other	2,270	2,564

	$2,092,225	$2,230,448

      The portfolio has a weighted average interest rate of 5.95% at December 31, 2001. Our MBS portfolio had maturities of ten years or greater at December 31, 2001, although payments are generally received monthly throughout the life of these securities.

     Loan Portfolios

      At December 31, 2001, our loan portfolio totaled $7.5 billion, of which 94% were automobile contracts net of unearned interest, 5% were loans secured by real property used primarily for residential purposes, and 1% were commercial loans. Our loan portfolio totaled $4.9 billion at December 31, 2000, of which 88% were automobile contracts net of unearned interest, 10% were loans secured by real property used primarily for residential purposes, and 2% were commercial loans. Consumer loans serviced for the benefit of others totaled $1.2 billion at December 31, 2001 compared with $2.6 billion at December 31, 2000.

      The following table sets forth the composition of our loan portfolio by type of loan, including loans held for sale, as of the dates indicated:

	December 31,

	2001		2000		1999		1998		1997

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
Consumer loans:
Automobile contract	$7,173,726	95.2%	$4,389,984	89.2%	$1,549,966	71.0%	$944,085	47.4%	$231,060	12.3%
Other	8,826	0.1	13,456	0.3	20,951	1.0	36,940	1.8	89,716	4.8

	7,182,552	95.3	4,403,440	89.5	1,570,917	72.0	981,025	49.2	320,776	17.1
Less: unearned interest	108,169	1.4	94,404	1.9	54,248	2.5	48,015	2.4	22,226	1.2

Total consumer loans	7,074,383	93.9	4,309,036	87.6	1,516,669	69.5	933,010	46.8	298,550	15.9
Mortgage loans:
Existing properties	361,115	4.8	498,963	10.1	589,286	27.0	993,645	49.9	1,529,776	81.7
Construction	15,638	0.2	14,784	0.3	23,190	1.1	18,345	0.9	15,835	0.8

	376,753	5.0	513,747	10.4	612,476	28.1	1,011,990	50.8	1,545,611	82.5
Less: undisbursed loan proceeds	3,298		6,316	0.1	14,174	0.7	5,057	0.4	8,657	0.4

Total mortgage loans	373,455	5.0	507,431	10.3	598,302	27.4	1,006,933	50.4	1,536,954	82.1
Commercial loans	85,312	1.1	107,586	2.1	66,927	3.1	52,940	2.8	37,314	2.0

Total loans	$7,533,150	100.0%	$4,924,053	100.0%	$2,181,898	100.0%	$1,992,883	100.0%	$1,872,818	100.0%

      The following table sets forth the composition of loans serviced for the benefit of others:

	December 31,

	2001		2000		1999		1998		1997

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
Loans serviced for the benefit of others:
Automobile contracts	$1,215,058	100.0%	$2,608,017	100.0%	$3,890,685	97.0%	$3,491,457	68.4%	$3,459,272	41.3%
Mortgage loans					120,832	3.0	1,612,103	31.6	4,917,712	58.7

Total loans serviced for the benefit of others	$1,215,058	100.0%	$2,608,017	100.0%	$4,011,517	100.0%	$5,103,560	100.0%	$8,376,984	100.0%

          Mortgage Loan Portfolio

      We have from time to time originated mortgage products that we have held on our balance sheet rather than selling through the secondary markets. Other than mortgage loans originated through the commercial banking division on a limited basis, we are not adding new mortgage loans to our balance sheet.

      Our total mortgage loan portfolio consisted of the following:

	December 31,

	2001		2000

	Amount	%	Amount	%

	(Dollars in thousands)
Single family residential loans:
First trust deeds	$146,895	39.3%	$224,798	44.3%
Second trust deeds	4,645	1.3	6,056	1.2

	151,540	40.6	230,854	45.5
Multifamily residential loans	180,850	48.4	230,004	45.3
Construction loans	15,638	4.2	14,784	2.9
Other	28,725	7.7	38,105	7.5

	376,753	100.9	513,747	101.2
Less: undisbursed loan proceeds	3,298	0.9	6,316	1.2

Total mortgage loans	$373,455	100.0%	$507,431	100.0%

      The following table sets forth information on the amount of fixed rate mortgage loans and adjustable rate mortgage loans, also known as ARMs, net of undisbursed loan proceeds, in our portfolio:

	December 31,

	2001		2000

	Amount	%	Amount	%

	(Dollars in thousands)
Fixed rate loans	$21,654	5.8%	$38,843	7.6%
Adjustable rate loans:
With negative amortization	240,462	64.4	328,109	64.7
Without negative amortization	111,339	29.8	140,479	27.7

Total mortgage loans	$373,455	100.0%	$507,431	100.0%

          Commercial Loan Portfolio

      We had outstanding commercial loan commitments of $141 million at December 31, 2001 compared with $124 million at December 31, 2000. We originated $292 million and $266 million of commercial loans for the years ended December 31, 2001 and 2000, respectively. Though we continue to focus on expanding our commercial banking operation, it was not a significant source of revenues for the year ended December 31, 2001.

     Amounts Due From Trusts

      The excess cash flows generated by automobile contracts sold to each of the securitization trusts is deposited into spread accounts in the name of the trustee under the terms of the securitizations. In addition, at the time a securitization closes, we advance additional monies to our subsidiary that originated the securitization trust to initially fund these spread accounts. For transactions treated as sales, we establish a liability associated with the use of the spread account funds, which is reduced as such funds reach predetermined funding levels. We are released from these obligations after the spread account reaches a predetermined funding level. The amounts due from trusts represent amounts due to us that are still under obligation to be held in the spread accounts for transactions treated as sales. The amounts due from trusts at December 31, 2001 was $136 million compared with $357 million at December 31, 2000. The decrease is the result of a reduction in the outstanding amount of securitizations treated as sales for accounting purposes.

     Retained Interest in Securitized Assets

      RISA is capitalized upon the sale of automobile contracts to securitization trusts. RISA represents the present value of the estimated future cash flows to be received by us from the excess spread created in securitization transactions. The determination of the value of the RISA is a critical accounting process. Future cash flows are calculated by taking the coupon rate of the automobile contracts securitized less the interest rate paid to the investors less contractually specified servicing fees and guarantor fees, after giving effect to estimated credit losses and prepayments.

      RISA is classified in a manner similar to available for sale securities and, as such, is marked to market each quarter. Market value changes are calculated by discounting estimated future cash flows using a current market discount rate. Any changes in the market value of the RISA are reported as a separate component of shareholders’ equity on our Consolidated Statements of Financial Condition as accumulated other comprehensive income (loss), net of applicable taxes. On a quarterly basis, we evaluate the carrying value of the RISA in light of the actual performance of the underlying automobile contracts and make adjustments to reduce the carrying value, if appropriate.

      None of our securitizations in 2001 were treated as sales. Therefore, we did not record any retained interest in securitized assets in 2001. Selected original assumptions used to estimate future cash flows for contracts securitized in 2000 and 1999 were as follows:

	For the Three Months Ended,

	March 31	June 30	September 30	December 31

2000	2000-A
Cumulative net credit losses	6.1%
Average monthly ABS prepayment speed	1.5%
Discount rate	10.8%
Weighted average remaining maturity (in months)	61

1999	1999-A	1999-B	1999-C
Cumulative net credit losses	6.2%	6.1%	6.1%
Average monthly ABS prepayment speed	1.5%	1.5%	1.5%
Discount rate	9.1%	9.7%	10.2%
Weighted average remaining maturity (in months)	59	59	61

      At December 31, 2001 and 2000, key economic assumptions and the sensitivity of the fair value of the RISA to immediate 10% and 20% adverse changes in assumed economics were as follows:

	December 31,

	2001	2000

	(Dollars in thousands)
Fair value of the RISA	$37,392	$111,558
Weighted average remaining maturity of underlying contracts (in months)	33	41

ABS prepayment speed (monthly rate)	1.0%	1.5%
Fair value after 10% adverse change	$35,184	$107,843
Fair value after 20% adverse change	$34,266	$103,574

Cumulative net credit losses (pool life rate)	6.1% - 7.0%	6.1% - 7.6%
Fair value after 10% adverse change	$32,928	$103,880
Fair value after 20% adverse change	$29,752	$95,925

Discount rate (annual rate)	7.28%	10.16%
Fair value after 10% adverse change	$37,135	$110,963
Fair value after 20% adverse change	$36,880	$109,810

      The following table sets forth the components of the RISA:

	For the Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Balance at the beginning of period	$111,558	$167,277	$171,230
Additions		19,240	111,767
Amortization	(75,546)	(75,958)	(111,752)
Change in unrealized gain/loss on RISA(1)	1,380	999	(3,968)

Balance at end of period(2)	$37,392	$111,558	$167,277

(1)	The change in unrealized gain/loss on RISA represents temporary changes in valuation including changes in the discount rate based on the current interest rate environment. Such amounts will not be realized unless the RISA is sold. Changes in prepayment and credit loss assumptions for the RISA are other than temporary in nature and impact the value of the RISA. Such other than temporary differences are immediately recognized in income as a component of retained interest income.

(2)	There are no restrictions on the RISA.

      The following table presents the estimated future undiscounted cash flows to be received from securitizations treated as sales:

	December 31,

	2001	2000

	(Dollars in thousands)
Estimated net undiscounted cash flows	$87,358	$235,270
Off balance sheet allowance for credit losses	(47,235)	(110,339)
Discount to present value	(2,731)	(13,373)

Retained interest in securitized assets	$37,392	$111,558

Outstanding balance of contracts sold through securitizations	$1,215,058	$2,608,017
Off balance sheet allowance for credit losses as a percent of contracts sold through securitizations	3.89%	4.23%

      The decline in the off balance sheet allowance for credit losses both on a dollar and percent basis is the result of our securitizations no longer being treated as sales. Older transactions treated as sales have lower losses each month after securitization as estimated future credit losses are realized.

      We believe that the off balance sheet allowance for credit losses is currently adequate to absorb probable losses in the sold portfolio that can be reasonably estimated.

      The following table summarizes certain cash flows received from and paid to securitization trusts on securitizations treated as sales:

	For the Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Proceeds		$660,000	$2,500,000
Excess cash flows from trusts	$47,357	127,294	159,564
Servicing fees received	23,018	41,767	46,847
Servicing advances	20,203	38,060	55,593
Repayments on servicing advances	23,893	49,531	63,940

      The balance of contracts 30 days or more delinquent included in such securitization trusts totaled $67.4 million and $110 million at December 31, 2001 and 2000, respectively. Net chargeoffs for these securitization trusts totaled $50.4 million, $75.5 million and $91.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

      At December 31, 2001, the percentage of managed accounts delinquent 30 days or greater was 3.72% compared with 3.18% at December 31, 2000 and 2.84% at December 31, 1999. We calculate delinquency based on the contractual due date. Net chargeoffs on average automobile contracts managed for the year ended December 31, 2001 were 2.27% compared with 1.91% and 2.13% for the years ended December 31, 2000 and 1999, respectively. The increase in delinquency and credit loss experience is primarily a result of a slowing economy.

      The following table sets forth information with respect to the delinquency of our portfolio of automobile contracts managed, which includes automobile contracts that are owned by us and automobile contracts that have been sold but are managed by us:

	December 31,

	2001		2000		1999

	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
Automobile contracts managed	$8,152,882		$6,818,182		$5,354,385

Period of delinquency:
30 - 59 days	$217,873	2.67%	$157,843	2.32%	$107,416	2.01%
60 days or more	85,290	1.05	59,166	0.86	44,610	0.83

Total automobile contracts delinquent and delinquencies as a percentage of automobile contracts managed	$303,163	3.72%	$217,009	3.18%	$152,026	2.84%

      The following table sets forth information with respect to repossessions in our portfolio of managed automobile contracts:

	December 31,

	2001		2000		1999

	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount

	(Dollars in thousands)
Automobile contracts managed	690,401	$8,152,882	616,011	$6,818,182	524,709	$5,354,385

Repossessed vehicles	1,168	$7,553	946	$6,199	559	$3,374

Repossessed assets as a percentage of number and amount of automobile contracts outstanding	0.17%	0.09%	0.15%	0.09%	0.11%	0.06%

      The following table sets forth information with respect to actual credit loss experience on our portfolio of contracts managed:

	For the Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Automobile contracts managed at end of period	$8,152,882	$6,818,182	$5,354,385

Average automobile contracts managed during period	$7,576,681	$6,076,814	$4,840,363

Gross chargeoffs	$236,834	$165,937	$50,518
Recoveries	64,626	49,697	47,581

Net chargeoffs	$172,208	$116,240	$102,937

Net chargeoffs as a percentage of average automobile contracts managed during period	2.27%	1.91%	2.13%

      Cumulative static pool losses are another means of analyzing automobile contract quality. The cumulative static pool loss of a securitization is the cumulative amount of losses actually recognized, net of recoveries, as to the automobile contracts securitized, up to and including a given month, divided by the original principal balance of the automobile contracts in that securitization. The following table sets forth the cumulative static pool losses by month for all outstanding securitized pools:

CUMULATIVE STATIC POOL LOSS CURVES

At December 31, 2001

Period(1)	1998-A	1998-B	1998-C	1999-A	1999-B	1999-C	2000-A	2000-B	2000-C	2000-D	2001-A	2001-B	2001-C

1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.04%	0.02%	0.04%	0.04%	0.04%	0.02%	0.03%	0.02%	0.04%	0.04%	0.03%	0.03%	0.04%
3	0.11%	0.08%	0.11%	0.11%	0.11%	0.10%	0.10%	0.09%	0.13%	0.11%	0.09%	0.10%	0.09%
4	0.25%	0.18%	0.23%	0.20%	0.26%	0.25%	0.20%	0.24%	0.27%	0.24%	0.20%	0.21%	0.20%
5	0.44%	0.38%	0.39%	0.33%	0.47%	0.40%	0.36%	0.39%	0.46%	0.39%	0.33%	0.33%	0.35%
6	0.66%	0.59%	0.50%	0.46%	0.66%	0.56%	0.55%	0.59%	0.65%	0.54%	0.50%	0.50%
7	0.95%	0.83%	0.61%	0.62%	0.87%	0.71%	0.71%	0.78%	0.81%	0.74%	0.70%	0.69%
8	1.23%	1.03%	0.75%	0.76%	1.00%	0.86%	0.91%	0.99%	0.93%	0.93%	0.84%	0.87%
9	1.50%	1.21%	0.86%	0.92%	1.13%	1.01%	1.10%	1.17%	1.07%	1.13%	1.04%
10	1.79%	1.40%	1.00%	1.11%	1.24%	1.14%	1.27%	1.33%	1.24%	1.34%	1.24%
11	2.03%	1.53%	1.17%	1.30%	1.35%	1.34%	1.45%	1.44%	1.41%	1.50%	1.45%
12	2.21%	1.62%	1.32%	1.47%	1.44%	1.52%	1.58%	1.57%	1.62%	1.74%
13	2.39%	1.74%	1.48%	1.61%	1.58%	1.74%	1.73%	1.72%	1.86%	1.95%
14	2.49%	1.84%	1.66%	1.73%	1.74%	1.94%	1.85%	1.86%	2.04%	2.21%
15	2.60%	1.96%	1.79%	1.81%	1.85%	2.09%	2.00%	2.04%	2.25%
16	2.72%	2.10%	1.91%	1.89%	2.03%	2.27%	2.15%	2.24%	2.45%
17	2.85%	2.22%	2.01%	2.00%	2.16%	2.39%	2.37%	2.39%	2.68%
18	2.98%	2.40%	2.07%	2.10%	2.30%	2.53%	2.52%	2.55%
19	3.11%	2.55%	2.11%	2.24%	2.42%	2.67%	2.67%	2.73%
20	3.25%	2.69%	2.17%	2.35%	2.50%	2.81%	2.83%	2.93%
21	3.35%	2.79%	2.24%	2.46%	2.58%	2.92%	2.99%
22	3.48%	2.85%	2.34%	2.55%	2.67%	3.10%	3.16%
23	3.62%	2.89%	2.43%	2.63%	2.77%	3.28%
24	3.70%	2.92%	2.52%	2.71%	2.87%	3.38%
25	3.75%	2.97%	2.62%	2.77%	3.01%	3.55%
26	3.80%	3.04%	2.71%	2.82%	3.14%	3.68%
27	3.87%	3.13%	2.80%	2.89%	3.16%	3.84%
28	3.92%	3.18%	2.87%	2.96%	3.29%
29	3.98%	3.24%	2.90%	3.02%	3.40%
30	4.06%	3.32%	2.95%	3.09%	3.50%
31	4.11%	3.38%	3.00%	3.17%
32	4.17%	3.43%	3.02%	3.20%
33	4.22%	3.47%	3.08%	3.27%
34	4.27%	3.48%	3.14%	3.35%
35	4.32%	3.52%	3.15%	3.41%
36	4.34%	3.54%	3.21%
37	4.35%	3.58%	3.25%
38	4.38%	3.63%	3.30%
39	4.39%	3.66%
40	4.43%	3.65%
41	4.45%	3.69%
42	4.50%	3.73%
43	4.47%	3.75%
44	4.50%
45	4.52%
46	4.55%
Prime Mix(2)	57%	67%	70%	70%	70%	67%	69%	69%	68%	70%	72%	73%	76%

(1)	Represents the number of months since the inception of the securitization.

(2)	Represents the original percentage of prime automobile contracts securitized within each pool.

Real Estate Loan Quality

      The following table of mortgage delinquencies over 60 days by loan type highlights the fact that real estate loan delinquencies have stabilized over the past three years:

	December 31,

	2001		2000		1999

	Amount		Amount		Amount
	Past Due		Past Due		Past Due
	Over 60 Days	%	Over 60 Days	%	Over 60 Days	%

	(Dollars in thousands)
Single family	$7,035	3.79%	$7,585	2.78%	$8,508	2.64%
Multifamily			186	0.11	1,005	0.54

	$7,035	1.85%	$7,771	1.50%	$9,513	1.58%

Nonperforming Assets

      Nonperforming assets, also known as NPAs, consist of nonperforming loans, also known as NPLs, Chapter 13 bankruptcy accounts greater than 120 days delinquent, repossessed automobiles, and real estate owned, also known as REO. For those accounts that are in Chapter 13 bankruptcy and are contractually past due greater than 120 days, all accrued interest is reversed and income is recognized on a cash basis. REO is carried at lower of cost or fair value. NPLs are defined as all nonaccrual loans. This includes mortgage loans 90 days or more past due and impaired loans where full collection of principal and interest is not reasonably assured. NPAs increased $13.6 million to $28.3 million at December 31, 2001 compared with $14.7 million at December 31, 2000. At December 31, 2001, NPAs represented 0.3% of total assets compared with 0.2% at December 31, 2000. There were no impaired loans at either December 31, 2001 or 2000.

      When a loan is designated as nonaccrual, all previously accrued but unpaid interest is reversed. For the years ended December 31, 2001, 2000 and 1999, interest on nonperforming loans excluded from interest income totaled $0.6 million, $0.5 million and $0.6 million, respectively.

Allowance For Credit Losses

      Our allowance for credit losses was $171 million at December 31, 2001 compared with $104 million at December 31, 2000. Management determines the amount of the allowance for credit losses based on a review of various quantitative and qualitative analyses. The methodology for determining the level of allowance for credit losses is a critical accounting process. Quantitative analyses include the review of chargeoff trends by loan program and loan type on an owned and managed basis; evaluation of cumulative loss curves on both a managed and sold basis; evaluation of credit loss experience by credit tier and geographic location. Other quantitative analyses include the evaluation of the size of any particular asset group; the concentration of any credit tier; the level of non-performance and the percentage of delinquency.

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

      The provision for credit losses was $197 million, $82.1 million and $38.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. Net chargeoffs were $123 million, $42.3 million and $11.8 million for the same respective periods. The increase in the allowance for credit losses was the result of a higher level of automobile contracts held on balance sheet as well as higher chargeoffs due to a slowing economy. The increase in the percentage of allowance to total loans at December 31, 1999 was the result of an increase in the amount of reserves on automobile contracts held for sale as $500 million of such contracts were used as collateral for the issuance of notes to a conduit facility in a transaction treated as a secured financing. In addition, another $540 million of contracts held for sale were expected to be placed in a securitization transaction in the first quarter of 2000 that would also be accounted for as a secured financing and, therefore, the contracts would remain on our balance sheet and higher levels of reserves would be required for probable losses that could be reasonably estimated. We applied a reserve factor that would be at a rate not less than our annualized loss experience on automobile contracts on a managed basis.

      We have increased our percentage of allowance for credit losses from 2.11% at December 31, 2000 to 2.28% at December 31, 2001 as we have experienced higher losses in our owned portfolio due to a slowing economy. The reserve factor that we applied was consistent with our annualized loss experience of automobile contracts on a managed basis in 2001. Credit loss experience for automobile contracts on a managed basis increased from 1.91% in 2000 to 2.27% in 2001. We expect our owned loss experience to ultimately be equivalent to our managed loss experience as more of our securitizations are accounted for as secured financings and as the average age of our owned portfolio continues to increase.

      Additionally, we reduced our reserves for multifamily loans as we continued to experience fewer foreclosures in this portfolio and as we have been able to resell such foreclosed property at better prices due to higher real estate values.

      The following table sets forth the activity in the allowance for credit losses:

	For the Year Ended December 31,

	2001	2000	1999	1998	1997

	(Dollars in thousands)
Balance at beginning of period	$104,006	$64,217	$37,660	$33,834	$40,211
Chargeoffs:
Mortgage loans	(1,024)	(1,234)	(1,230)	(4,820)	(6,850)
Consumer loans	(162,878)	(55,892)	(20,052)	(14,885)	(15,956)

	(163,902)	(57,126)	(21,282)	(19,705)	(22,806)
Recoveries:
Mortgage loans	17	51	1,847	427	66
Consumer loans	41,120	14,731	7,592	4,144	4,303

	41,137	14,782	9,439	4,571	4,369

Net chargeoffs	(122,765)	(42,344)	(11,843)	(15,134)	(18,437)
Writedown on nonperforming assets	(6,786)
Provision for credit losses	196,977	82,133	38,400	18,960	12,851
Business acquisition(1)					(791)

Balance at end of period	$171,432	$104,006	$64,217	$37,660	$33,834

Ratio of net chargeoffs during the period to average loans owned during the period	1.95%	1.27%	0.72%	0.79%	0.93%

(1)	Adjustment related to the acquisition of The Hammond Company and its subsidiaries.

      The allowance for credit losses by loan category was as follows:

	December 31,

	2001				2000

		Loans in				Loans in
		Each				Each
		Category				Category
		as a % of		Allowance		as a % of		Allowance
	Loan	Total		as a %	Loan	Total		as a %
	Balance	Loans	Allowance	of Loans	Balance	Loans	Allowance	of Loans

	(Dollars in thousands)
Consumer loans	$7,074,383	93.9%	$160,772	2.3%	$4,309,036	87.6%	$83,501	1.9%
Single family residential	151,540	2.1	4,422	2.9	230,854	4.7	8,969	3.9
Multifamily residential	221,915	2.9	3,060	1.4	276,577	5.6	7,510	2.7
Commercial loans	85,312	1.1	3,178	3.7	107,586	2.1	4,026	3.7

	$7,533,150	100.0%	$171,432	2.3%	$4,924,053	100.0%	$104,006	2.1%

	December 31,

	1999				1998

		Loans in
		Each				Loans in
		Category				Each
		as a % of		Allowance		Category		Allowance
	Loan	Total		as a %	Loan	as a % of		as a %
	Balance	Loans	Allowance	of Loans	Balance	Total Loans	Allowance	of Loans

	(Dollars in thousands)
Consumer loans held for sale	$1,432,644	65.7%	$31,936	2.2%	$856,871	43.0%	$6,357	0.7%
Consumer loans	84,025	3.8	8,403	10.0	76,139	3.8	7,614	10.0
Single family residential	285,203	13.1	7,265	2.6	647,376	32.4	5,881	0.9
Multifamily residential	313,099	14.3	13,760	4.4	359,557	18.0	15,467	4.3
Commercial loans	66,927	3.1	2,853	4.3	52,940	2.8	2,341	4.4

	$2,181,898	100.0%	$64,217	2.9%	$1,992,883	100.0%	$37,660	1.9%

	December 31, 1997

		Loans in
		Each
		Category		Allowance
	Loan	as a % of		as a %
	Balance	Total Loans	Allowance	of Loans

	(Dollars in thousands)
Consumer loans held for sale	$247,637	13.2%	$1,696	0.7%
Consumer loans	50,913	2.7	5,091	10.0
Single family residential	1,118,711	59.8	8,952	0.8
Multifamily residential	418,243	22.3	16,111	3.9
Commercial loans	37,314	2.0	1,984	5.3

	$1,872,818	100.0%	$33,834	1.8%

      The allowance for real estate owned losses was $0.3 million at both December 31, 2001 and 2000. The allowance for real estate owned losses is charged with writedowns of foreclosed assets or changes in estimated fair value occurring subsequent to foreclosure. No later than at the time of foreclosure, individual properties are written down to estimated fair value and the allowance for credit losses is charged. We believe that the allowance for real estate owned losses is currently adequate to absorb probable losses in the foreclosed portfolio that can be reasonably estimated.

      The following table presents summarized data relative to the allowances for loan and real estate losses at the dates indicated:

	At December 31,

	2001	2000	1999	1998	1997

	(Dollars in thousands)
Total loans(1)	$7,533,150	$4,924,053	$2,181,898	$1,992,833	$1,872,818
Allowance for credit losses	171,432	104,006	64,217	37,660	33,834
Allowance for real estate owned losses	250	250	784	784	784
Loans past due 60 days or more	74,851	37,911	17,514	16,365	17,312
Nonperforming loans(2)	6,772	9,132	11,279	12,227	19,785
Nonperforming assets(3)	28,341	14,683	14,034	18,088	27,552
Allowance for credit losses as a percent of:
Total loans	2.3%	2.1%	2.9%	1.9%	1.8%
Loans past due 60 days or more	229.0%	274.3%	366.7%	230.1%	195.4%
Nonperforming loans	2,531.5%	1,138.9%	569.4%	308.0%	171.0%
Total allowance for credit losses and REO losses as a percent of nonperforming assets	605.8%	710.0%	463.2%	212.5%	125.6%
Nonperforming loans as a percent of total loans	0.1%	0.2%	0.5%	0.6%	1.1%
Nonperforming assets as a percent of total assets	0.3%	0.2%	0.3%	0.5%	0.7%

(1)	Loans net of unearned interest and undisbursed loan proceeds.
(2)	All nonperforming loans are on nonaccrual.
(3)	Nonperforming loans, Chapter 13 bankruptcy accounts greater than 120 days delinquent, repossessed automobiles and real estate owned.

Capital Resources and Liquidity

     Overview

      We require substantial capital resources and cash to support our business. Our ability to maintain positive cash flows from operations is the result of consistent managed growth, favorable loss experience and efficient operations.

      In addition to our indirect statement of cash flows as presented under GAAP, we also analyze the key cash flows from our automobile lending operations on a direct basis excluding certain items such as the purchase or sale of loans. The following table shows our operating cash flows from our automobile lending operations:

	For the Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Cash flows from owned loans	$364,377	$197,527	$106,058
Cash flows from trusts	47,357	127,294	159,564
Contractual servicing income	23,018	41,767	46,847
Other fee income	72,820	61,772	46,121
Less:
Dealer participation	119,715	100,300	83,435
Operating costs	207,603	186,781	173,453

Operating cash flows	$180,254	$141,279	$101,702

      Operating cash flows from automobile lending operations improved in 2001 compared with 2000 and 1999 as a result of improved risk-adjusted returns on our portfolio as well as improved operating efficiencies.

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

  Collections of Principal and Interest from Loans

      Our primary source of funds is the collection of principal and interest from loans originated. For automobile contracts, these monies are deposited into collection accounts established in connection with each securitization, or into our accounts for contracts not in a securitization. Pursuant to reinvestment contracts entered into in connection with each securitization, we receive access to the amounts deposited into each collection account and the amounts held in the spread accounts for each securitization. We use those amounts so received in our daily operations to fund the purchase of automobile contracts or to cover the day to day costs of our operations. If delinquency or chargeoff rates in a securitization exceed established triggers, amounts required to be held in spread accounts will increase, requiring additional pledged collateral. We may bear additional expense due to an increase in required collateral. If the reinvestment contracts were no longer deemed an eligible investment, which determination would be made by the rating agencies or FSA, we would no longer have the ability to use this cash in the ordinary course of business and would need to obtain alternative financing, which may only be available on less attractive terms. If we were unable to obtain additional financing, we may have to curtail our automobile contract purchasing activities, which would also have a material adverse effect on our financial position, liquidity and results of operations. Also, a significant increase in credit losses could have a material adverse impact on our collections of principal and interest from automobile contracts. For real estate loans and MBS, principal and interest are deposited into our own accounts and such amounts are also used in our daily operations. Total loan and MBS principal and interest collections totaled $6.7 billion, $4.1 billion and $3.3 billion for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in principal and interest collections is primarily due to an increase in the amount of automobile contracts managed.

  Deposits

      We attract both short-term and long-term deposits from the general public, commercial enterprises and institutions by offering a variety of accounts and rates. We offer regular passbook accounts, demand deposit accounts, money market accounts, certificate of deposit accounts and individual retirement accounts. Our retail banking division gathers deposits from 24 retail branch locations throughout California. Our commercial banking division gathers deposits by establishing commercial relationships with businesses located throughout Southern California.

      The following table sets forth the amount of our deposits by type at the dates indicated:

	December 31,

	2001	2000	1999	1998	1997

	(Dollars in thousands)
No minimum term:
Demand deposit accounts	$1,124	$8,229	$60,365	$38,511	$14,179
Passbook accounts	11,192	11,768	13,789	15,412	21,883
Money market accounts	858,371	810,169	574,589	320,160	126,956
Noninterest bearing deposits	100,170	67,984	47,770	75,240	94,910
Certificate accounts:
Certificates (30 days to five years)	1,154,917	1,414,956	1,311,916	1,461,539	1,488,352
IRAs	147,250	165,381	175,286	192,473	214,640
Brokered deposits	56,302		28,594	75,400	39,976

	$2,329,326	$2,478,487	$2,212,309	$2,178,735	$2,000,896

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

      The following table summarizes our average certificate and money market accounts outstanding:

	For the Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Average certificate accounts outstanding	$1,441,256	$1,524,232	$1,568,514
Average interest rate paid on certificate accounts	5.82%	5.96%	5.24%
Average money market accounts outstanding	$750,924	$788,603	$473,334
Average interest rate paid on money market accounts	3.82%	5.35%	4.81%

      Deposit accounts, subject to certain FDIC attribution rules, are insured by the FDIC up to $100,000 per customer. Our maturities of certificate accounts greater than or equal to $100,000 were as follows:

	December 31,

	2001	2000

	(Dollars in thousands)
Three months or less	$6,007	$845
Over three months through six months	5,126	3,427
Over six months through one year	237,831	247,768
Over one year through three years	168,008	278,428
Over three years	9,522	9,883

	$426,494	$540,351

          Automobile Contract Sales and Securitizations

      Our business depends on our ability to aggregate and sell automobile contracts in the form of asset-backed securities. These sales generate cash proceeds that allow us to repay amounts borrowed and to purchase additional automobile contracts. Changes in our asset-backed securities program could materially adversely affect our earnings or ability to purchase and resell automobile contracts on a timely basis. Such changes could include a:

•	delay in the completion of a planned securitization;

•	negative market perception of us; or

•	failure of the automobile contracts we intend to sell to conform to insurance company and rating agency requirements.

      If we are unable to effectively securitize our automobile contracts, we may have to reduce or even curtail our automobile contract purchasing activities, which would have a material adverse effect on our financial position, liquidity and results of operations.

      Since 1985, we have securitized over $24 billion of automobile receivables in 54 public offerings, making us the fourth largest issuer of such securities in the nation. For the year ended December 31, 2001, we securitized $4.2 billion of contracts, as compared to $4.6 billion for the year ended December 31, 2000 and $2.5 billion for the year ended December 31, 1999. On March 20, 2002, we completed the issuance of $1.8 billion of notes secured by automobile contracts. We expect to continue to use securitizations as part of our liquidity strategy when appropriate market conditions exist.

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

      Savings associations such as the Bank also have authority to borrow from the FRS “discount window.” FRS regulations require these institutions to exhaust all reasonable alternative sources of funds, including FHLB sources, before borrowing from the FRS. Federal regulations have been promulgated which connect CRA performance with access to long-term advances from the FHLB to member institutions. The Bank received a “satisfactory” rating in its most recent CRA evaluation.

          Subordinated Capital Debentures

      In 1993 and 1998, we issued $125 million of 8.5% and $150 million of 8.875% subordinated capital debentures due in 2003 and 2007, respectively. We redeemed the subordinated debentures due 2003 during July 2001. At December 31, 2001, $150 million was outstanding on the subordinated debentures due 2007, gross of discounts and issue costs. In addition to providing additional liquidity, the Bank is permitted to include $150 million of these debentures in supplementary capital for purposes of determining compliance with risk-based capital requirements. See “Business — Supervision and Regulation — Regulatory Capital Requirements.”

          Conduit Financing

      We enter into secured conduit financing transactions using an automobile receivable securitization structure for short-term financing needs. For the year ended December 31, 2001, we issued $650 million of notes secured by automobile contracts through a conduit facility established in December 2001. We terminated this facility in March 2002 in conjunction with a $1.8 billion public automobile contract asset-backed securitization. We also established a $500 million conduit facility secured by automobile contracts in September 1999, which we terminated in March 2000. On January 31, 2002, we issued $775 million of notes through a conduit facility.

     Principal Uses of Cash

          Acquisition of Loans and Investment Securities

      Our most significant use of cash is for the acquisition of automobile contracts, MBS and other investment securities. During 2001, loan originations totaled $5.2 billion compared with $4.5 billion and $3.9 billion in 2000 and 1999, respectively. We purchased $1.2 billion of MBS and other investment securities during 2001 compared with $963 million and $845 million during 2000 and 1999, respectively.

          Payments of Principal and Interest on Securitizations

      Under the terms of our reinvestment contract, we fund quarterly payments of interest and principal to security holders derived from the cash flows received on the securitized automobile contracts that we service. Payments of principal and interest to security holders totaled $3.7 billion during 2001 compared with $2.7 billion and $2.3 billion during 2000 and 1999, respectively.

          Amounts Paid to Dealers

      Consistent with industry practice, we generally pay dealer participation to the originating dealer for each automobile contract purchased. Participation paid to dealers during 2001 totaled $120 million compared with $100 million and $83.4 million in 2000 and 1999, respectively. Typically, the acquisition of prime quality contracts higher up the prime credit quality spectrum requires a higher amount of participation paid to the dealer due to increased level of competition for such automobile contracts.

          Advances to Spread Accounts

      At the time a securitization closes, we are required to advance monies to initially fund the spread account. Funds on deposit in each spread account increase through receipt of excess cash flows until predetermined levels are met. The amounts due from trusts represent funds due to us that have not yet been disbursed from the spread account on securitizations treated as sales. The amounts due from trusts at December 31, 2001, including initial advances not yet returned, was $136 million compared with $357 million at December 31, 2000. See “Business — Transactions with Related Parties — Reinvestment Contracts.”

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

          Operating Our Business

      Our largest operating expenditure is salaries and benefits paid to our associates. Other amounts include occupancy costs, costs associated with collection and repossession, telephone and data processing costs. We also use substantial amounts of cash in capital expenditures for automation and new technologies to remain competitive and to become more efficient. See “Business — Our Business Strategy — Create Operating Efficiencies Through Technology and Best Practices.”

     Capital Requirements

      The Bank is a federally chartered savings bank. As such, it is subject to certain minimum capital requirements imposed by the Financial Institutions Reform, Recovery and Enforcement Act, also known as FIRREA, and the Federal Deposit Insurance Corporation Improvement Act, also known as FDICIA. FDICIA separates all financial institutions into one of five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” In order to be considered “well capitalized,” an institution must have a total risk-based capital ratio of 10.0% or greater, a Tier 1 or core risk-based capital ratio of 6.0% or greater, a leverage ratio of 5.0% or greater and not be subject to any OTS order. The Bank currently meets all of the requirements of a “well capitalized” institution. See “Supervision and Regulation — Regulatory Capital Requirements.”

      The following table summarizes the Bank’s actual capital and required capital as of December 31, 2001 and 2000:

			Tier 1
	Tangible	Core	Risk-Based	Risk-Based
	Capital	Capital	Capital	Capital

	(Dollars in thousands)
December 31, 2001
Actual Capital:
Amount	$602,491	$602,491	$602,491	$841,144
Capital ratio	7.29%	7.29%	8.49%	11.86%
FIRREA minimum required capital:
Amount	$123,957	$247,915	N/A	$567,523
Capital ratio	1.50%	3.00%	N/A	8.00%
Excess	$478,534	$354,576	N/A	$273,621
FDICIA well capitalized required capital:
Amount	N/A	$413,192	$425,642	$709,404
Capital ratio	N/A	5.00%	6.00%	10.00%
Excess	N/A	$189,299	$176,849	$131,741
December 31, 2000
Actual Capital:
Amount	$533,571	$533,571	$533,571	$780,317
Capital ratio	8.03%	8.03%	8.32%	12.16%
FIRREA minimum required capital:
Amount	$99,664	$199,327	N/A	$513,242
Capital ratio	1.50%	3.00%	N/A	8.00%
Excess	$433,907	$334,244	N/A	$267,075
FDICIA well capitalized required capital:
Amount	N/A	$332,212	$384,931	$641,552
Capital ratio	N/A	5.00%	6.00%	10.00%
Excess	N/A	$201,359	$148,640	$138,765

      The following table reconciles the Bank’s equity in accordance with GAAP to the Bank’s tangible, core and risk-based capital:

	December 31,

	2001	2000

	(Dollars in thousands)
Bank shareholder’s equity — GAAP basis	$472,132	$462,226
Add: net unrealized losses	52,214	14,816
Add: minority interest in equity of subsidiaries	78,261	56,644
Less: non-permissible activities	(116)	(115)

Total tangible and core capital	602,491	533,571
Adjustments for risk-based capital:
Subordinated debentures(1)	149,554	166,497
General loan valuation allowance(2)	89,099	80,249

Risk-based capital	$841,144	$780,317

(1)	Excludes capitalized discounts and issue costs.

(2)	Limited to 1.25% of risk-weighted assets.

Accounting Pronouncements

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Accounting for Business Combinations, also known as SFAS No. 141 and Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Intangible Assets, also known as SFAS No. 142. Under SFAS No. 141 and SFAS No. 142, companies may no longer use the pooling-of-interest accounting method for business combinations or account for mergers on their financial statements under the traditional purchase method, which required companies to amortize goodwill assets over a specific time period. Instead purchased goodwill will remain on the balance sheet as an asset subject to impairment reviews. We adopted SFAS No. 141 and SFAS No. 142 on January 1, 2002, and they did not have a material effect on our earnings or financial position.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, also known as SFAS No. 143, in which retirement obligations would be recorded as a liability using the present value of the estimated cash flows and a corresponding amount would be capitalized as part of the asset’s carrying amount. The capitalized asset retirement cost would be amortized to expense over the asset’s useful life using a systematic and rational allocation method. The estimate of the asset retirement obligation will change and have to be revised over time. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. If applicable, an accounting change to adopt the standard would be made as of the beginning of the company’s fiscal year. We do not expect SFAS No. 143 to have a material effect on our earnings or financial position.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, also known as SFAS No. 144, to supercede Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, also known as SFAS No. 121. The basic recognition and measurement model for assets held for use and held for sale under SFAS No. 121 has been retained, however SFAS No. 144 removes goodwill from the scope as goodwill is now subject to the provisions of SFAS No. 141 and SFAS No. 142. SFAS No. 144 provides guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale. Assets held for sale/disposal must be stated at the lower of the assets’ carrying amounts or fair values and depreciation would no longer be recognized. Assets to be disposed of by sale would be classified as held for sale when management, having the authority to approve the action, commits to a plan to sell the assets meeting several strict criteria. The three-step approach for recognizing and measuring impairment of assets to be held and used under SFAS No. 121 remains applicable. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and for interim periods within those fiscal years.

We adopted SFAS No. 144 on January 1, 2002, and it did not have a material effect on our earnings or financial position.

Forward-Looking Statements

      This Form 10-K includes and incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These statements are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause actual results to differ materially from those expressed in or implied by these forward-looking statements.

      These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms and phrases, including references to assumptions.

      The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

•	changes in general economic and business conditions;

•	interest rate fluctuations;

•	our financial condition and liquidity, as well as future cash flows and earnings;

•	competition;

•	our level of operating expenses;

•	the effect of new laws, regulations and court decisions;

•	the availability of sources of funding;

•	the level of chargeoffs on the automobile contracts that we originate; and

•	significant litigation.

      If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.

      We do not undertake to update our forward-looking statements or risk factors to reflect future events or circumstances.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

      The Credit and Pricing Committee is responsible for setting credit and pricing policies and for monitoring credit quality. Our Asset/ Liability Committee is responsible for the management of interest rate and prepayment risks. Asset/ liability management is the process of measuring and controlling interest rate risk through matching the maturity and repricing characteristics of interest earning assets with those of interest bearing liabilities.

      The Asset/ Liability Committee closely monitors interest rate and prepayment risks and recommends policies for managing such risks. The primary measurement tool for evaluating this risk is the use of interest rate shock analysis. This analysis simulates the effects of an instantaneous and sustained change in interest rates (in increments of 100 basis points) on our assets and liabilities and measures the resulting increase or decrease to our net portfolio value, also known as NPV. NPV is the discounted value of the future cash flows (or ‘paths’ of cash flows in the presence of options based on volatility assumptions and an arbitrage free Monte Carlo simulation method to achieve the current market price) of all assets minus all liabilities whose value is affected by interest rates changes plus the book value of non-interest rate sensitive assets minus the book value of non-interest rate sensitive liabilities. The NPV ratio is the ratio of the NPV to the market value of our assets as calculated above. In general, an increase in interest rates would more adversely affect our NPV than would a decrease in interest rates.

      The following table summarizes our NPV sensitivity analysis at December 31, 2001 based on guidance from the OTS:

Changes in Interest Rates	NPV Ratio

+100 basis points	11.61%
Base case	11.37%
-100 basis points	10.83%

      Another important measurement of our interest rate risk is ‘GAP’ analysis. GAP is defined as the difference between the amount of interest sensitive assets that reprice versus the amount of interest sensitive liabilities that also reprice within a defined period of time. We have more interest sensitive liabilities rather than assets repricing in shorter term maturity buckets and more interest sensitive assets rather than liabilities repricing in longer term maturity buckets.

      The following table summarizes our maturity GAP position:

	Interest Rate Sensitivity Analysis at December 31, 2001

	Within	3 Months	1 Year to	3 Years to	After
	3 Months	to 1 Year	3 Years	5 Years	5 Years	Total

	(Dollars in thousands)
Interest earning assets:
Investment securities	$9,549		$310		$652	$10,511
Other investments	35,520	$200				35,720
Mortgage-backed securities	379,983	760,370	613,349	$218,434	120,089	2,092,225

Total investments	425,052	760,570	613,659	218,434	120,741	2,138,456
Consumer loans(1)	467,714	1,826,751	3,365,186	1,377,921	36,812	7,074,384
Mortgage loans:
Adjustable rate(2)	290,065	49,395				339,460
Fixed rate(2)	2,332	5,547	7,992	3,217	2,566	21,654
Construction loans(2)	12,340					12,340
Commercial loans(2)	81,585	597	1,506	462	1,162	85,312

Total interest earning assets	1,279,088	2,642,860	3,988,343	1,600,034	161,281	9,671,606
Interest bearing liabilities:
Deposits:
Passbook accounts(3)	2,132	5,733	3,326			11,191
Demand deposit and money market accounts(3)	113,309	245,402	500,785			859,496
Certificate accounts(4)	256,899	930,008	168,055	3,409	98	1,358,469
FHLB advances(4)	540,500				2,917	543,417
Securities sold under agreements to repurchase(4)	155,190					155,190
Notes payable on automobile secured financing(1)	2,792,720	1,426,709	1,461,264	205,534		5,886,227
Subordinated debentures(4)					147,714	147,714
Other borrowings(4)	25,068					25,068

Total interest bearing liabilities	3,885,818	2,607,852	2,133,430	208,943	150,729	8,986,772

Excess interest earning/bearing assets (liabilities)	(2,606,730)	35,008	1,854,913	1,391,091	10,552	684,834
Effect of hedging activities(5)	4,408,501	(1,282,864)	(1,919,841)	(441,296)	(764,500)

Hedged excess (deficit)	$1,801,771	$(1,247,856)	$(64,928)	$949,795	$(753,948)	$684,834

Cumulative excess (deficit)	$1,801,771	$553,915	$488,987	$1,438,782	$684,834	$684,834

Cumulative difference as a percentage of total interest earning assets	18.63%	5.73%	5.06%	14.88%	7.08%	7.08%

(1)	Based on contractual maturities adjusted by our historical prepayment rate.

(2)	Based on interest rate repricing adjusted for projected prepayments.

(3)	Based on historical retention rate.

(4)	Based on contractual maturity.

(5)	Includes effect of interest rate swaps designated against deposits and securities sold under agreements to repurchase.

      The automobile contracts originated and held by us are fixed rate and, accordingly, we have exposure to changes in interest rates. To protect against potential changes in interest rates affecting interest payments on future securitizations, we enter into various hedge agreements. We enter into Euro-dollar swap agreements and forward agreements in order to hedge our future interest payments on our notes payable on automobile secured financing. The market value of these hedge agreements responds inversely to changes in interest rates. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the hedge transaction. Gains and losses on these agreements are recorded in accumulated other comprehensive income (loss). Any ineffective portion is recognized in interest expense during that period if the hedge is greater than 100% effective. Upon completion of the securitization, the gains or losses are recognized in full as an adjustment to the gain or loss on the sale of the contracts if the securitization is treated as a sale or amortized on a level yield basis over the duration of the notes issued if the securitization is treated as a secured financing. These hedge instruments are settled daily, and therefore, there are no related financial instruments on the Consolidated Statements of Financial Condition and credit risk related to these hedge instruments is minimal.

      As we issued certain variable rate notes payable in 2001, we also entered into interest rate swap agreements in order to hedge our variable interest rate exposure on future interest payments. The fair value of the interest rate swap agreements is included in notes payable on automobile secured financing, and any change in the fair value is reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Condition. Any ineffective portion is recorded in interest expense during that period if the hedge is greater than 100% effective. Related interest income or expense is settled on a quarterly basis and recognized as an adjustment to interest expense in our Consolidated Statements of Income.

      We have entered into or committed to interest rate swaps as hedges against deposits and securities sold under agreements to repurchase to manage interest rate risk exposure. The fair value of the interest rate swap agreements is included in deposits and securities sold under agreements to repurchase, respectively and any change in the fair value is reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Related interest income or expense is settled on a quarterly basis and is recorded in accumulated other comprehensive income (loss) and reclassified into earnings in the period during which cash flows on the hedged items affect income.

      The Asset/ Liability Committee monitors our hedging activities to ensure that the value of hedges, their correlation to the contracts being hedged and the amounts being hedged continue to provide effective protection against interest rate risk. The amount and timing of hedging transactions are determined by our senior management based upon the monitoring activities of the Asset/ Liability Committee. The methodology for the determination, valuation and monitoring of our hedges is a critical accounting process. As a result of our approach to interest rate risk management and our hedging strategies, we do not anticipate that changes in interest rates will materially affect our results of operations or liquidity, although we can provide no assurance in this regard. There were no material changes in market risks in the current year compared with the prior year.

      The following table provides information about our derivative financial instruments and other financial instruments used that are sensitive to changes in interest rates. For loans, securities and liabilities with contractual maturities, the table presents principal cash flows and related weighted average interest rates by contractual maturities as well as our historical experience of the impact of interest rate fluctuations on the prepayment of real estate loans, automobile contracts and MBS. For passbook, money market and interest bearing demand deposit accounts that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted average interest rates based on our historical experience, management’s judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. For interest rate swap agreements, the table presents notional amounts and, as applicable, weighted average interest rates by contractual maturity date. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. For Euro-dollar swap agreements, the table presents the amount of future debt that is being hedged by the current contracts outstanding.

Interest Rate Sensitive Instruments

						There-		Fair
	2002	2003	2004	2005	2006	after	Total	Value

	(Dollars in thousands)
Rate sensitive assets:
Fixed interest rate loans	$2,308,795	$1,921,696	$1,452,715	$976,358	$405,242	$40,540	$7,105,619	$7,826,247
Average interest rate	13.22%	13.33%	13.39%	13.23%	12.49%	10.62%	13.23%
Variable interest rate loans	$427,531						$427,531	$419,488
Average interest rate	6.42%						6.42%
Fixed interest rate securities	$706,728	$382,601	$229,001	$136,448	$81,191	$120,673	$1,656,641	$1,656,641
Average interest rate	5.44%	5.66%	5.66%	5.66%	5.66%	5.63%	5.56%
Variable interest rate securities	$481,815						$481,815	$481,815
Average interest rate	5.25%						5.25%
Rate sensitive liabilities:
Passbook deposits	$7,864	$2,658	$669				$11,191	$10,856
Average interest rate	1.07%	1.07%	1.07%				1.07%
Money market and interest bearing demand deposits	$358,711	$276,537	$224,248				$859,496	$853,439
Average interest rate	3.24%	3.11%	2.97%				3.13%
Certificates of deposit	$1,186,906	$151,777	$16,278	$1,644	$1,766	$98	$1,358,469	$1,373,564
Average interest rate	4.18%	4.08%	4.27%	5.53%	4.32%	4.64%	4.17%
Notes payable under automobile secured financing	$4,219,428	$674,303	$786,961	$205,535			$5,886,227	$6,026,564
Average interest rate	5.34%	4.62%	4.74%	4.31%			4.87%
Other fixed interest rate borrowings	$695,690					$150,631	$846,321	$843,577
Average interest rate	1.96%					8.79%	3.20%
Variable interest rate borrowings	$25,068						$25,068	$25,075
Average interest rate	4.04%						4.04%
Rate sensitive derivative financial Instruments:
Pay variable interest rate swaps	$2,422,115	$(849,114)	$(599,846)	$(208,655)		$(764,500)		$(95,984)
Average pay rate	5.53%	5.53%	5.49%	5.47%	4.42%	4.42%	5.53%
Average receive rate	2.17%	2.17%	2.18%	2.17%	2.26%	2.26%	2.17%
Euro-dollar swap agreements	$995,778	$(522,974)	$(298,300)	$(152,946)	$(21,558)

Item 8. Financial Statements and Supplementary Data

      Our Consolidated Financial Statements begin on page F-3 of this report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

      Certain information required by Part III is omitted from this report, as we will file a definitive proxy statement, or the Proxy Statement, within 120 days after the end of our fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934 for our Annual Meeting of Shareholders to be held May 2, 2002, and the information included therein is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

      Information regarding directors appears under the caption “Election of Directors” in the Proxy Statement and is incorporated herein by reference. Information regarding executive officers appears under the caption “Executive Officers Who Are Not Directors” in the Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

      Information regarding executive compensation appears under the caption “Compensation of Executive Officers” in the Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Information regarding security ownership of certain beneficial owners and management appears under the caption “Security Ownership of Management Directors and Nominees” in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      None

PART IV

Item 14. Financial Statement Schedules, Exhibits and Reports on Form 8-K

      Our audited consolidated financial statements incorporated herein shall modify and supersede all documents filed prior to March 26, 2002.

      (a) List of documents filed as part of this report:

(1) Financial Statements

The following consolidated financial statements and report of independent auditors for us and our subsidiaries are included in this Report commencing on page F-2.

Report of Independent Auditors

Consolidated Statements of Financial Condition at December 31, 2001 and 2000

Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedules to the consolidated financial statements are omitted because the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.

(3) Exhibits

Exhibit
Number	Description

3.1	Certificate of Incorporation(12)
3.2	Bylaws(12)
4.1	Indenture dated as of June 17, 1993 issued by Western Financial Bank, formerly Western Financial Savings Bank, F.S.B., with respect to $125,000,000 in aggregate principal amount of 8.5% Subordinated Capital Debentures due 2003(13)
4.2	Indenture dated as of June 25, 1998 issued by Western Financial Bank, formerly Western Financial Savings Bank, F.S.B., with respect to $150,000,000 in aggregate principal amount of 8.875% Subordinated Capital Debentures due 2007(14)
10.1	Westcorp Incentive Stock Option Plan(2)
10.2	Westcorp Employee Stock Ownership and Salary Savings Plan(3)
10.3	Westcorp 1991 Stock Option Plan(4)
10.3.1	Westcorp 2001 Stock Option Plan
10.4	1985 Executive Deferral Plan(1)
10.5	2000 Executive Deferral Plan V
10.6	Revolving Line of Credit Agreement between WFS Funding, Inc. and Western Financial Bank, dated November 30, 2001
10.6.1	Revolving Line of Credit Agreement between WFS Financial Auto Loans, Inc. and Western Financial Bank, dated November 30, 2001
10.6.2	Revolving Line of Credit Agreement between WFS Receivables Corporation and Western Financial Bank, dated November 30, 2001
10.7	Transfer Agreement between WFS Financial Inc and Western Financial Bank, F.S.B., dated May 1, 1995(1)
10.8	Promissory Note of WFS Financial Inc in favor of Western Financial Bank, F.S.B., dated May 1, 1995(1)
10.9	Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank, dated June 15, 1999(11)
10.9.1	Amendment No. 1, dated as of August 1, 1999, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank(11)
10.9.2	Amendment No. 2, dated May 23, 2000, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank
10.9.3	Amendment No. 3, dated January 1, 2002, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank
10.10	Tax Sharing Agreement between WFS Financial Inc and Western Financial Bank, F.S.B., dated January 1, 1994(1)
10.11	Master Reinvestment Contract between WFS Financial Inc and Western Financial Bank, F.S.B., dated May 1, 1995(1)
10.12	Amendment No. 1, dated as of June 1, 1995, to the Restated Master Reinvestment Reimbursement Agreement(10)
10.13	Amended and Restated Master Collateral Assignment Agreement, dated as of March 1, 2000(11)
10.14	Form of WFS Financial Inc Dealer Agreement(5)
10.15	Form of WFS Financial Inc Loan Application(5)
10.16	Westcorp Employee Stock Ownership and Salary Savings Plan(7)
10.16.1	Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan, dated January 1, 2001

Exhibit
Number	Description

10.16.2	Amendment No. 1, dated as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan
10.16.3	Amendment No. 2, dated as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan
10.17	Amended and Restated WFS 1996 Incentive Stock Option Plan(6)
10.18	Promissory Note of WFS Financial Inc in favor of Western Financial Bank, F.S.B., dated August 1, 1997(10)
10.18.1	Amendment No. 1, dated February 23, 1999, to the Promissory Note of WFS Financial Inc in favor of Western Financial Bank(10)
10.18.2	Amendment No. 2, dated July 30, 1999, to the Promissory Note of WFS Financial Inc in favor of Western Financial Bank(10)
10.18.3	Amendment No. 3, dated January 1, 2002, to the Promissory Note of WFS Financial Inc in favor of Western Financial Bank
10.19	Investment Agreement between WFS Financial Inc and Western Financial Bank, dated January 1, 1996(10)
10.19.1	Amendment No. 1, dated January 1, 2002, to the Investment Agreement between WFS Financial Inc and Western Financial Bank, F.S.B.
10.20	Allocation Agreement between WFS Financial Inc, Western Financial Bank, Westcorp, and their subsidiaries dated January 1, 2002
10.21	Employment Agreement(8)(9)
21.1	Subsidiaries of Westcorp
23.1	Consent of Independent Auditors, Ernst & Young LLP

(1)	Exhibits previously filed with WFS Financial Inc Registration Statement on Form S-1 (File No. 33-93068), filed August 8, 1995 incorporated herein by reference under Exhibit Number indicated.

(2)	Exhibits previously filed with Westcorp Registration Statement on Form S-1 (File No. 33-4295), filed May 2, 1986 incorporated herein by reference under Exhibit Number indicated.

(3)	Exhibits previously filed with Westcorp Registration Statement on Form S-4 (File No. 33-34286), filed April 11, 1990 incorporated herein by reference under Exhibit Number indicated.

(4)	Exhibits previously filed with Westcorp Registration Statement on Form S-8 (File No. 33-43898), filed December 11, 1991 incorporated herein by reference under Exhibit Number indicated.

(5)	Amendment No. 1, dated as of July 14, 1995 to the WFS Financial Inc Registration Statement on Form S-1 (File No. 33-93068) incorporated herein by reference under Exhibit Number indicated.

(6)	Exhibit previously filed as Exhibit 4.1 to the WFS Financial Inc Registration Statement on Form S-8 (File No. 333-40121), filed November 13, 1997 and incorporated herein by reference.

(7)	Exhibits previously filed with Westcorp Registration Statement on Form S-8 (File No. 333-11039), filed August 29, 1996 incorporated herein by reference under Exhibit Number indicated.

(8)	Employment Agreement dated February 27, 1998 between WFS Financial Inc, Westcorp and Lee A. Whatcott (will be provided to the SEC upon request).

(9)	Employment Agreement, dated November 15, 1998 between the WFS Financial Inc, Westcorp and Mark Olson (will be provided to the SEC upon request).

(10)	Exhibits previously filed with Annual Report on Form 10-K of WFS Financial Inc for the year ended December 31, 1998 (File No. 33-93068) as filed on or about March 31, 1999.

(11)	Exhibits previously filed with WFS Registration Statements on Form S-2 (File No. 333-91277) filed November 19, 1999 and subsequently amended on January 20, 2000 incorporated by reference under Exhibit Number indicated.

(12)	Exhibits previously filed with Westcorp Registration Statement on Form S-4 (File No. 33-34286), filed April 11, 1990, incorporated herein by reference under Exhibit Numbers indicated.

(13)	Exhibit previously filed with, Western Financial Bank, formerly Western Financial Savings Bank, F.S.B., Offering Circular with the OTS, dated June 17, 1993 (will be provided to the SEC upon request).

(14)	Exhibit previously filed with Western Financial Bank, formerly Western Financial Bank, F.S.B., Offering Circular with the OTS, dated July 25, 1998 (will be provided to the SEC upon request).

      (b) Report on Form 8-K

None

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTCORP

Dated: March 22, 2002	By: /s/ ERNEST S. RADY ------------------------------------------------------- Ernest S. Rady Chairman of the Board and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERNEST S. RADY Ernest S. Rady	Chairman of the Board and Chief Executive Officer	March 22, 2002

/s/ THOMAS A. WOLFE Thomas A. Wolfe	President and Director	March 22, 2002

/s/ JUDITH M. BARDWICK Judith M. Bardwick	Director	March 22, 2002

/s/ ROBERT T. BARNUM Robert T. Barnum	Director	March 22, 2002

/s/ JIM DOWLAN Jim Dowlan	Director	March 22, 2002

/s/ CHARLES E. SCRIBNER Charles E. Scribner	Director	March 22, 2002

/s/ LEE A. WHATCOTT Lee A. Whatcott	Executive Vice President (Principal Financial and Accounting Officer) and Chief Financial Officer	March 22, 2002

EXHIBIT 20

WESTCORP AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

AND REPORT OF INDEPENDENT AUDITORS

REPORT OF INDEPENDENT AUDITORS

Board of Directors

Westcorp

      We have audited the accompanying consolidated statements of financial condition of Westcorp and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of Westcorp’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of Westcorp and subsidiaries at December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Los Angeles, California

January 22, 2002

WESTCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,

	2001	2000

	(Dollars in thousands)
ASSETS
Cash	$68,607	$61,543
Interest bearing deposits with other financial institutions	720	720
Other short-term investments	35,000	66,500

Cash and due from banks	104,327	128,763
Investment securities available for sale	10,511	10,734
Mortgage-backed securities available for sale	2,092,225	2,230,448
Loans receivable	7,533,150	4,924,053
Allowance for credit losses	(171,432)	(104,006)

Loans receivable, net	7,361,718	4,820,047
Amounts due from trusts	136,131	357,051
Retained interest in securitized assets	37,392	111,558
Premises and equipment, net	79,258	83,991
Other assets	250,835	125,318

TOTAL ASSETS	$10,072,397	$7,867,910

LIABILITIES
Deposits	$2,329,326	$2,478,487
Notes payable on automobile secured financing	5,886,227	3,473,377
Securities sold under agreements to repurchase	155,190	178,821
Federal Home Loan Bank advances	543,417	409,570
Amounts held on behalf of trustee	280,496	494,858
Subordinated debentures	147,714	189,962
Short-term borrowings	25,068	27,802
Other liabilities	85,994	71,221

TOTAL LIABILITIES	9,453,432	7,324,098
Minority interest	78,261	56,644

SHAREHOLDERS’ EQUITY
Common stock (par value $1.00 per share; authorized 45,000,000 shares; issued and outstanding 35,802,491 shares in 2001 and 31,931,826 shares in 2000)	35,802	31,932
Paid-in capital	301,955	246,889
Retained earnings	263,853	223,163
Accumulated other comprehensive loss, net of tax	(60,906)	(14,816)

TOTAL SHAREHOLDERS’ EQUITY	540,704	487,168

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,072,397	$7,867,910

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$821,113	$439,336	$195,373
Mortgage-backed securities	133,539	128,231	87,631
Investment securities	433	535	1,607
Other	7,542	15,719	13,005

TOTAL INTEREST INCOME	962,627	583,821	297,616
Interest expense:
Deposits	114,831	133,610	106,067
Notes payable on automobile secured financing and other	350,635	136,615	20,964
Short-term borrowings	26,478	43,647	25,757

TOTAL INTEREST EXPENSE	491,944	313,872	152,788

NET INTEREST INCOME	470,683	269,949	144,828
Provision for credit losses	196,977	82,133	38,400

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	273,706	187,816	106,428
Noninterest income:
Automobile lending	62,758	158,701	188,706
Mortgage banking	1,495	6,852	6,040
Investment and mortgage-backed securities gains	541		1,308
Insurance income	9,090	6,984	6,126
Miscellaneous	4,999	5,106	7,826

TOTAL NONINTEREST INCOME	78,883	177,643	210,006
Noninterest expenses:
Salaries and associate benefits	142,322	131,677	130,103
Credit and collections	27,707	21,150	21,833
Data processing	18,396	17,019	15,206
Occupancy	14,615	12,495	12,751
Telephone	6,187	5,868	6,660
Miscellaneous	35,644	32,764	31,405

TOTAL NONINTEREST EXPENSES	244,871	220,973	217,958

INCOME BEFORE INCOME TAX	107,718	144,486	98,476
Income tax	41,675	58,132	41,460

INCOME BEFORE MINORITY INTEREST	66,043	86,354	57,016
Minority interest in earnings of subsidiaries	10,369	11,852	6,522

INCOME BEFORE EXTRAORDINARY ITEM	55,674	74,502	50,494
Extraordinary gain from early extinguishment of debt (net of income tax of $11, $175, and $1,546, respectively)	16	241	2,132

NET INCOME	$55,690	$74,743	$52,626

Net income per common share — basic:
Income before extraordinary item	$1.62	$2.53	$1.91
Extraordinary item	0.00	0.01	0.08

Net income	$1.62	$2.54	$1.99

Net income per common share — diluted:
Income before extraordinary item	$1.61	$2.52	$1.91
Extraordinary item	0.00	0.01	0.08

Net income	$1.61	$2.53	$1.99

Weighted average number of common shares outstanding:
Basic	34,277,856	29,494,497	26,503,796

Diluted	34,485,127	29,525,677	26,505,128

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
					Other
					Comprehensive
		Common	Paid-in	Retained	Income (Loss),
	Shares	Stock	Capital	Earnings	Net of Tax	Total

	(Dollars in thousands, except share amounts)
Balance at January 1, 1999	26,474,814	$26,475	$188,739	$110,138	$3,693	$329,045
Net income				52,626		52,626
Unrealized losses on securities available for sale and retained interest in securitized assets, net of tax(1)					(24,312)	(24,312)
Reclassification adjustment for gains on securities available for sale included in net income(2)					(862)	(862)

Comprehensive income						27,452
Issuance of common stock	122,530	122	929			1,051
Cash dividends				(5,299)		(5,299)
Purchase of subsidiary stock			469			469

Balance at December 31, 1999	26,597,344	26,597	190,137	157,465	(21,481)	352,718
Net income				74,743		74,743
Unrealized gains on securities available for sale and retained interest in securitized assets, net of tax(1)					6,665	6,665

Comprehensive income						81,408
Issuance of common stock	5,334,482	5,335	50,349			55,684
Issuance of subsidiary common stock			6,403			6,403
Cash dividends				(9,045)		(9,045)

Balance at December 31, 2000	31,931,826	31,932	246,889	223,163	(14,816)	487,168
Net income				55,690		55,690
Unrealized gains on securities available for sale and retained interest in securitized assets, net of tax(1)					12,309	12,309
Unrealized hedge losses on cash flow hedges, net of tax(3)					(75,048)	(75,048)
Reclassification adjustment for losses on securities available for sale included in net income(2)					1,050	1,050
Reclassification adjustment for losses on cash flow hedges included in income(4)					15,599	15,599

Comprehensive income						9,600
Issuance of subsidiary common stock			(3,205)			(3,205)
Issuance of common stock	3,870,665	3,870	58,271			62,141
Cash dividends				(15,000)		(15,000)

Balance at December 31, 2001	35,802,491	$35,802	$301,955	$263,853	$(60,906)	$540,704

(1)	The pre-tax amount of unrealized gains and losses on securities available for sale and retained interest in securitized assets was $20.9 million for the year ended December 31, 2001 compared with $11.3 million and $40.4 million for the years ended December 31, 2000 and 1999.

(2)	The pre-tax amount of unrealized gains and losses on securities available for sale reclassified into earnings was $1.8 million and $1.5 million for the years ended December 31, 2001 and 1999.

(3)	The pre-tax amount of unrealized losses on cash flow hedges was $127 million for the year ended December 31, 2001.

(4)	The pre-tax amount of unrealized losses on cash flow hedges reclassified into earnings was $26.4 million for the year ended December 31, 2001.

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$55,690	$74,743	$52,626
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	196,977	82,133	38,400
Depreciation and amortization	113,837	41,899	19,562
Amortization of retained interest in securitized assets	75,545	75,958	111,752
Loans held for sale:
Origination of loans			(3,655,583)
Proceeds from contract securitizations		660,000	2,500,000
Participation paid to dealers			(79,433)
Proceeds from sale of mortgage loans	3,382	3,394	502,157
Loan payments and payoffs			700,052
(Increase) decrease in other assets	(99,584)	(46,718)	18,817
Increase (decrease) in other liabilities	14,774	12,081	(6,215)
Other, net	6,310	11,490	62

NET CASH PROVIDED BY OPERATING ACTIVITIES	366,931	914,980	202,197
INVESTING ACTIVITIES
Loans receivable:
Origination of loans	(5,184,915)	(4,531,581)	(214,401)
Participation paid to dealers	(120,194)	(100,300)	(4,003)
Loan payments and payoffs	2,495,987	1,153,538	41,058
Investment securities available for sale:
Purchases	(2,917)	(2,194)	(244)
Proceeds from sale			75,470
Proceeds from maturities	3,157		25
Mortgage-backed securities:
Purchases	(1,233,390)	(960,876)	(844,300)
Proceeds from sale	507,839	17	109,726
Payments received	881,537	168,433	238,515
Increase in retained interest in securitized assets		(19,240)	(111,766)
Decrease (increase) in amounts due from trusts	220,920	81,971	(106,290)
Purchase of premises and equipment	(9,993)	(11,608)	(24,529)

NET CASH USED IN INVESTING ACTIVITIES	(2,441,969)	(4,221,840)	(840,739)
FINANCING ACTIVITIES
(Decrease) increase in deposits	(194,310)	266,178	33,574
Decrease in securities sold under agreements to repurchase	(24,931)	(70,854)	(15,969)
Proceeds from notes payable on automobile secured financing	3,519,112	3,867,220	500,000
Payments on notes payable on automobile secured financing	(1,156,604)	(854,947)	(38,896)
(Decrease) increase in notes payable, net	(2,734)	19,320	(5,945)
(Decrease) increase in amounts held on behalf of trustee	(214,361)	(192,416)	159,182
Increase in FHLB Advances	133,847	168,826	79,890
Decrease in subordinated debentures	(42,892)	(8,608)	(35,903)
Proceeds from issuance of common stock	62,142	55,684	1,519
Cash dividends	(15,000)	(9,045)	(5,299)
Proceeds from issuance of subsidiary common stock	13,973	22,900
Payments on cash flow hedges	(27,640)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,050,602	3,264,258	672,153

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(24,436)	(42,602)	33,611
Cash and cash equivalents at beginning of year	128,763	171,365	137,754

CASH AND CASH EQUIVALENTS AT END OF YEAR	$104,327	$128,763	$171,365

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$484,821	$286,306	$152,987
Income taxes	67,906	91,345	47,392
SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:
Acquisition of real estate acquired through foreclosure	3,047	5,396	6,038

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

  Basis of Presentation

      The accompanying consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary, Western Financial Bank, also known as the Bank, and its majority owned subsidiary, WFS Financial Inc, also known as WFS. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year’s presentation.

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

  Investment Securities and Mortgage-Backed Securities Available for Sale

      Investments and mortgage-backed securities, also known as MBS, are classified as available for sale and carried at fair value. Any change in the fair value is reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any decline in the fair value of the investments which is deemed to be other than temporary is charged against current earnings. The method used in determining the cost of investments sold is specific identification.

      Prior to January 1, 2001, we entered into or committed to interest rate caps and interest rate swaps as hedges against market value changes in designated portions of our MBS portfolio to manage interest rate risk exposure. These financial instruments were also recorded at fair value and included in the basis of the designated available for sale securities. The interest rate differential to be paid or received was accrued and included as part of interest income, thereby adjusting the overall yield on securities for which we hedged our exposure to interest rate risk. Unrealized gains and losses on these contracts were deferred and amortized into interest income over the shorter of the remaining life of the derivative instrument or the expected life of the associated asset. When the related MBS was sold, settled or terminated, the deferred gains or losses from these contracts were recognized in the Consolidated Statements of Income as a component of MBS gains and losses.

      Effective January 1, 2001, we redesignated these existing agreements from hedges on our MBS portfolio to cash flow hedges on future interest payments on deposits and securities sold under agreements to repurchase as a result of adopting Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, also known as SFAS No. 133. See further discussion under Derivative Financial Instruments.

WESTCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Securitization Transactions

      Automobile contract asset-backed securitization transactions are treated as either sales or secured financings for accounting purposes depending upon the securitization structure. In September 2000, the Financial Accounting Standards Board, also known as the FASB, issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, also known as SFAS No. 140, to replace Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, also known as SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it generally carries over most of SFAS No. 125’s provisions without reconsideration. SFAS No. 140 defines the criteria used to evaluate securitization structures in determining the proper accounting treatment. These criteria pertain to whether or not the transferor has surrendered control over the transferred assets. If a securitization transaction meets all the criteria defined in SFAS No. 140, the transaction is required to be treated as a sale. If any one of the criteria is not met, the transaction is required to be treated as a secured financing. Since March 31, 2000, our securitization transactions included certain provisions which allow us to effectively maintain control over the transferred assets. As a result, these securitization transactions are required to be treated as secured financings. Our securitization transactions prior to March 31, 2000 did not give us this right and, therefore, we were required to treat such transactions as sales.

      For securitization transactions treated as sales, we recorded a non-cash gain equal to the present value of the estimated future cash flows on a cash out basis, net of the write-off of dealer participation and gains or losses on hedges. We determined whether or not we must record a servicing asset or liability by estimating future servicing revenues, including servicing fees, late charges, other ancillary income, and float benefit, less the actual cost to service the loans.

      In determining the fair value of our retained interest in securitized assets, also known as RISA, we evaluated the cost basis of automobile contracts relative to the fair value of such contracts and the fair value of the RISA recorded. The RISA was capitalized and amortized over the expected life of the underlying contracts. Net interest income and servicing fees earned on these contracts are recognized over the life of the securitization transactions as contractual servicing income, retained interest income and other fee income. The amortization of the RISA is calculated so as to recognize retained interest income on an effective yield basis. These amounts are reported as servicing income on our Consolidated Statements of Income.

      RISA is classified in a manner similar to available for sale securities and as such is marked to market each quarter. Market value changes are calculated by discounting estimated future cash flows using a current market discount rate. Any changes in the market value of the RISA are reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. On a quarterly basis, we evaluate the carrying value of the RISA in light of the actual performance of the underlying contracts and make adjustments to reduce the carrying value, if appropriate.

      For securitization transactions treated as secured financings, the contracts are retained on the balance sheet with the securities issued to finance the contracts recorded as notes payable on automobile secured financing. We record interest income on the securitized contracts and interest expense on the notes issued through the securitization transactions.

      The excess cash flows generated by securitized contracts are deposited into spread accounts in the name of the trustee under the terms of the securitization transactions. In addition, we advance additional monies to initially fund these spread accounts. For securitization transactions treated as sales, amounts due to us held in the spread accounts and servicing income earned by us for which we have not yet received repayment from the trust are reported as amounts due from trust on our Consolidated Statements of Financial Condition. These amounts are valued using the cash out method.

WESTCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

  Nonaccrual Loans

      Nonaccrual loans are loans on which accrual of interest has been suspended. Interest is suspended on all real estate loans when, in our judgement, the interest will not be collectible in the normal course of business or when loans are 90 days or more past due or full collection of principal is not assured. When a loan is placed on nonaccrual, interest accrued is reversed against interest income. The accrual of interest income is suspended on all loans, except consumer loans. On these loans, interest continues to accrue until the loans are charged off, which occurs automatically after the loans are past due 120 days, except for accounts that are in Chapter 13 bankruptcy. At the time that a loan is charged off, all accrued interest is reversed. For those accounts that are in Chapter 13 bankruptcy and are contractually past due greater than 120 days, all accrued interest is reversed and income is recognized on a cash basis. As of December 31, 2001 and 2000, the amounts of accrued interest reversed were not material.

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

  Repossessed Assets

      All accounts for which collateral has been repossessed and the redemption period has expired are reclassified from loans receivable to repossessed assets at fair value with any adjustment recorded against the allowance for credit losses. Repossessed assets were included in other assets on the Consolidated Statements of Financial Condition and were not material.

  Nonperforming Assets

      Accounts that are in Chapter 13 bankruptcy and are contractually past due greater than 120 days are reclassified from loans receivable to nonperforming assets at fair value with any adjustment recorded against the allowance for credit losses. Nonperforming assets were included in other assets on the Consolidated Statements of Financial Condition and were not material.

  Real Estate Owned

      Real estate acquired through foreclosure is recorded at the lower of cost or fair value less estimated costs to sell. These values are periodically reviewed and write-downs are recorded, if appropriate. Costs of holding

WESTCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

this real estate and related gains and losses on disposition are credited or charged to real estate operations as incurred.

      Real estate owned is carried net of an allowance for losses which is maintained at a level we believe to be adequate to absorb any probable losses in the portfolio that can be reasonably estimated. Our determination of the adequacy of the allowance is based on an evaluation of past credit loss experience, current economic conditions, selling costs and other relevant factors.

  Interest Income and Fee Income

      Interest income on real estate and certain consumer loans is earned using the effective yield method and classified on the Consolidated Statements of Financial Condition as part of other assets to the extent not collected. Certain automobile contracts use the sum of the month’s digits method, which approximates the effective yield method.

      We defer loan origination and commitment fees and certain loan origination costs. The net amount is amortized as an adjustment to the related loans’ yield over the contractual life of the related loans. Commitment fees based on a percentage of a customer’s unused line of credit are recognized over the commitment period. Fees for other services are recorded as income when earned.

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

WESTCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

      We use the following methods and assumptions in estimating our fair value disclosures for financial instruments:

Cash and cash equivalents and other short-term investments: The carrying amounts reported in the Consolidated Statements of Financial Condition for cash and short-term instruments approximate those assets’ fair values.

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

Retained interest in securitized assets: RISA is carried at fair value. The fair value is determined by discounting estimated cash flows using a current market discount rate.

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

Short-term borrowings: The carrying amounts reported in the Consolidated Statements of Financial Condition approximate their fair values.

Amounts held on behalf of trustee: The carrying amounts reported in the Consolidated Statements of Financial Condition approximate their fair value.

WESTCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Derivative Financial Instruments

      Effective January 1, 2001, we adopted SFAS No. 133, which requires all derivatives to be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that are hedges will be either offset against the change in fair value of the hedged assets, liabilities or firm commitments directly through income or recognized through accumulated other comprehensive income (loss) on the balance sheet until the hedged items are recognized in earnings, depending on the nature of the hedges. The ineffective portion of a derivative’s change in fair value for a cash flow hedge will be recognized in accumulated other comprehensive income (loss) on the balance sheet if the hedge is less than 100% effective or in earnings if the hedge is greater than 100% effective. We employ regression analysis and discounted cash flow analysis to test the effectiveness of our hedges on a quarterly basis. All of our hedge instruments qualify as cash flow hedges under SFAS No. 133.

      The contracts originated and held by us are fixed rate and, accordingly, we have exposure to changes in interest rates. To protect against potential changes in interest rates affecting interest payments on future securitization transactions, we enter into various hedge agreements. We enter into Euro-dollar swap agreements and forward agreements in order to hedge our future interest payments on our notes payable on automobile secured financing. The market value of these hedge agreements responds inversely to changes in interest rates. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the hedge transaction. Gains and losses on these agreements are recorded in accumulated other comprehensive income (loss). Any ineffective portion is recognized in interest expense during that period if the hedge is greater than 100% effective. Upon completion of the securitization transaction, the gains or losses are recognized in full as an adjustment to the gain or loss on the sale of the contracts if the securitization transaction is treated as a sale or amortized on a level yield basis over the duration of the notes issued if the transaction is treated as a secured financing. These hedge instruments are settled daily, and therefore, there are no related financial instruments recorded on the Consolidated Statements of Financial Condition. Credit risk related to these hedge instruments is minimal.

      As we issued certain variable rate notes payable in 2001, we also entered into interest rate swap agreements in order to hedge our variable interest rate exposure on future interest payments. The fair value of the interest rate swap agreements is included in notes payable on automobile secured financing, and any change in the fair value is reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any ineffective portion is recorded in interest expense during that period if the hedge is greater than 100% effective. Related interest income or expense is settled on a quarterly basis and recognized as an adjustment to interest expense in our Consolidated Statements of Income.

      Historically, to protect against market value changes on our MBS portfolio, we entered into various hedge agreements. As part of the adoption of SFAS No. 133, we redesignated these existing agreements from hedges on our MBS portfolio to cash flow hedges that will protect against potential changes in interest rates affecting interest payments on future deposits gathered by us and future securities sold under agreements to repurchase. The fair value of the interest rate swap agreements is included in deposits and securities sold under agreements to repurchase, respectively, and any change in the fair value is reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Related interest income or expense is settled on a quarterly basis and is recorded in accumulated other comprehensive income (loss) and reclassified into earnings in the period during which cash flows on the hedged items affect income. In conjunction with this redesignation on January 1, 2001, we recorded a transition adjustment to earnings for the $33.7 million unrealized loss on these derivatives offset by an equal amount of unrealized gain on our MBS portfolio.

      As part of the adoption of SFAS No. 133, we recorded a cumulative effect adjustment to accumulated other comprehensive income (loss) of $4.8 million, net of tax, which represents the deferred loss on our Euro-

WESTCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

dollar swap agreements outstanding at January 1, 2001. Of the $4.8 million, $1.8 million was reclassified into earnings during 2001.

  Accounting Pronouncements

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Accounting for Business Combinations, also known as SFAS No. 141, and Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Intangible Assets, also known as SFAS No. 142. Under SFAS No. 141 and SFAS No. 142, companies may no longer use the pooling-of-interest accounting method for business combinations or account for mergers on their financial statements under the traditional purchase method, which required companies to amortize goodwill assets over a specific time period. Instead purchased goodwill will remain on the balance sheet as an asset subject to impairment reviews. We adopted SFAS No. 141 and SFAS No. 142 on January 1, 2002, and they did not have a material effect on our earnings or financial position.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, also known as SFAS No. 143, in which retirement obligations would be recorded as a liability using the present value of the estimated cash flows and a corresponding amount would be capitalized as part of the asset’s carrying amount. The capitalized asset retirement cost would be amortized to expense over the asset’s useful life using a systematic and rational allocation method. The estimate of the asset retirement obligation will change and have to be revised over time. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. If applicable, an accounting change to adopt the standard would be made as of the beginning of the company’s fiscal year. We do not expect SFAS No. 143 to have a material effect on our earnings or financial position.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, also known as SFAS No. 144, to supercede Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, also known as SFAS No. 121. The basic recognition and measurement model for assets held for use and held for sale under SFAS No. 121 has been retained, however SFAS No. 144 removes goodwill from the scope as goodwill is now subject to the provisions of SFAS No. 141 and SFAS No. 142. SFAS No. 144 provides guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale. Assets held for sale/disposal must be stated at the lower of the assets’ carrying amounts or fair values and depreciation would no longer be recognized. Assets to be disposed of by sale would be classified as held for sale when management, having the authority to approve the action, commits to a plan to sell the assets meeting several strict criteria. The three-step approach for recognizing and measuring impairment of assets to be held and used under SFAS No. 121 remains applicable. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and for interim periods within those fiscal years. We adopted SFAS 144 on January 1, 2002, and it did not have a material effect on our earnings or financial position.

Note 2 — Investment Securities Available for Sale

      Investment securities available for sale consisted of the following:

	December 31, 2001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

	(Dollars in thousands)
Obligations of states and political subdivisions	$1,508	$41		$1,549
Owner trust certificates	4,668			4,668
Other	4,294			4,294

	$10,470	$41		$10,511

WESTCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2000

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

	(Dollars in thousands)
Obligations of states and political subdivisions	$1,509	$24		$1,533
Owner trust certificates	6,517			6,517
Other	2,684			2,684

	$10,710	$24		$10,734

      At December 31, 2001, the stated maturities of our investment securities available for sale were as follows:

			One Year		Five Years
	Up to One Year		to Five Years		to Ten Years

	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(Dollars in thousands)
Obligations of states and political subdivisions			$485	$492	$1,023	$1,057
Owner trust certificates			4,143	4,143	525	525
Other	$4,294	$4,294

	$4,294	$4,294	$4,628	$4,635	$1,548	$1,582

      Proceeds from sales of investment securities available for sale for the years ended December 31, 2001, 2000 and 1999 were as follows:

	For the Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Proceeds from sales of investment securities available for sale			$75,470
Gross realized gains			888
Gross realized losses			(11)

Note 3 — Mortgage-Backed Securities Available for Sale

      MBS available for sale consisted of the following:

	December 31, 2001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Dollars in thousands)
GNMA certificates	$2,040,110	$12,527	$16,268	$2,036,369
FNMA participation certificates	51,353	541		51,894
FHLMC participation certificates	1,679	13		1,692
Other	2,270			2,270

	$2,095,412	$13,081	$16,268	$2,092,225

WESTCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2000

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Dollars in thousands)
GNMA certificates	$2,181,067	$17,533	$41,524	$2,157,076
FNMA participation certificates	69,278	3	411	68,870
FHLMC participation certificates	1,948		10	1,938
Other	2,564			2,564

	$2,254,857	$17,536	$41,945	$2,230,448

      Proceeds from the sale of MBS available for sale for the years ended December 31, 2001, 2000 and 1999 were as follows:

	For the Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Proceeds from sales of MBS available for sale	$507,839	$17	$109,726
Gross realized gains	4,020		885
Gross realized losses	(3,479)		(454)

      Our MBS available for sale portfolio had maturities of ten years or more at December 31, 2001 and 2000, although payments are generally received monthly throughout the life of these securities.

      We issued certain MBS that include recourse provisions. Subject to certain limitations, we are required, for the life of the loans, to repurchase the buyer’s interest in individual loans on which foreclosure proceedings have been completed. Securities with recourse issued by us had a total outstanding balance of $63.6 million and $84.1 million at December 31, 2001 and 2000, respectively. The maximum remaining exposure under these recourse provisions was $42.1 million and $49.2 million at December 31, 2001 and 2000, respectively. We have pledged approximately $11.7 million of MBS as collateral under these recourse provisions at both December 31, 2001 and 2000.

      We have provided for probable losses which can be reasonably estimated that may occur as a result of our recourse obligations. The amount reserved for probable losses on recourse obligations totaled $0.8 million at both December 31, 2001 and 2000. The amount of reserves held was determined based upon historical experience of losses on repurchased loans.

WESTCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 — Net Loans Receivable

      Net loans receivable consisted of the following:

	December 31,

	2001	2000

	(Dollars in thousands)
Real estate:
Mortgage	$361,115	$498,963
Construction	15,638	14,784

	376,753	513,747
Less: undisbursed loan proceeds	3,298	6,316

	373,455	507,431
Consumer:
Automobile contracts	7,045,578	4,307,267
Dealer participation, net of deferred contract fees	128,148	82,717
Other	8,826	13,456
Unearned discounts	(108,169)	(94,404)

	7,074,383	4,309,036
Commercial	85,312	107,586

	7,533,150	4,924,053
Allowance for credit losses	(171,432)	(104,006)

	$7,361,718	$4,820,047

      Loans managed by us totaled $8.6 billion and $7.5 billion as of December 31, 2001 and 2000, respectively. Of the $8.6 billion, $7.4 billion were owned by us and $1.2 were owned by securitization trusts. Of the $7.5 billion, $4.9 billion were owned by us and $2.6 billion were owned by securitization trusts.

      There were no impaired loans at December 31, 2001 and 2000. Average impaired loans were none and $2.0 million at December 31, 2001 and 2000.

Note 5 — Allowance for Credit Losses

      Changes in the allowance for credit losses were as follows:

	For the Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Balance at beginning of year	$104,006	$64,217	$37,660
Provision for credit losses	196,977	82,133	38,400
Chargeoffs	(163,902)	(57,126)	(21,282)
Writedown on nonperforming assets	(6,786)
Recoveries	41,137	14,782	9,439

Balance at end of year	$171,432	$104,006	$64,217

WESTCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6 — Retained Interest in Securitized Assets

      None of our securitization transactions in 2001 were treated as sales. Therefore, we did not record any retained interest in securitized assets in 2001. Selected original assumptions used to estimate cash flows for contracts securitized in 2000 and 1999 were as follows:

	For the Three Months Ended

	March 31	June 30	September 30	December 31

2000	2000-A
Cumulative net credit losses	6.1%
Average monthly ABS prepayment speed	1.5%
Discount rate	10.8%
Weighted average remaining maturity (in months)	61

1999	1999-A	1999-B	1999-C
Cumulative net credit losses	6.2%	6.1%	6.1%
Average monthly ABS prepayment speed	1.5%	1.5%	1.5%
Discount rate	9.1%	9.7%	10.2%
Weighted average remaining maturity (in months)	59	59	61

      At December 31, 2001 and 2000, key economic assumptions and the sensitivity of the fair value of the RISA to immediate 10% and 20% adverse changes in assumed economics were as follows:

	December 31,

	2001	2000

	(Dollars in thousands)
Fair value of the RISA	$37,392	$111,558
Weighted average remaining maturity (in months)	33	41
Prepayment speed (monthly ABS)	1.0%	1.5%
Fair value after 10% adverse change	$35,184	$107,843
Fair value after 20% adverse change	$34,266	$103,574
Cumulative net credit losses (pool life rate)	6.1% – 7.0%	6.1% – 7.6%
Fair value after 10% adverse change	$32,928	$103,880
Fair value after 20% adverse change	$29,752	$95,925
Discount rate (annual rate)	7.28%	10.16%
Fair value after 10% adverse change	$37,135	$110,963
Fair value after 20% adverse change	$36,880	$109,810

WESTCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The following table presents the activity of the RISA:

	For the Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Balance at beginning of period	$111,558	$167,277	$171,230
Additions		19,240	111,767
Amortization	(75,546)	(75,958)	(111,752)
Change in unrealized gain/loss on RISA(1)	1,380	999	(3,968)

Balance at end of period(2)	$37,392	$111,558	$167,277

(1)	The change in unrealized gain/loss on RISA represents temporary changes in valuation including changes in the discount rate based on the current interest rate environment. Such amounts will not be realized unless the RISA is sold. Changes in prepayment and credit loss assumptions for the RISA are other than temporary in nature and impact the value of the RISA. Such other than temporary differences are immediately recognized in income as a component of retained interest income.

(2)	There are no restrictions on the RISA.

      The following table presents the estimated future undiscounted retained interest earnings to be received from securitizations:

	December 31,

	2001	2000

	(Dollars in thousands)
Estimated net undiscounted RISA earnings	$87,358	$235,270
Off balance sheet allowance for credit losses	(47,235)	(110,339)
Discount to present value	(2,731)	(13,373)

Retained interest in securitized assets	$37,392	$111,558

Outstanding balance of automobile contracts sold through securitizations	$1,215,058	$2,608,017
Off balance sheet allowance for credit losses as a percent of automobile contracts sold through securitizations	3.89%	4.23%

      The following table summarizes certain cash flows received from and paid to securitization trusts on securitization transactions treated as sales:

	For the Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Proceeds		$660,000	$2,500,000
Excess cash flows from trust	$47,357	127,294	159,564
Servicing fees received	23,018	41,767	46,847
Servicing advances	20,203	38,060	55,593
Repayments on servicing advances	23,893	49,531	63,940

      The balance of contracts 30 days or more delinquent included in such securitization trusts totaled $67.4 million and $110 million at December 31, 2001 and 2000, respectively. Net chargeoffs for these securitization trusts totaled $50.4 million, $75.5 million and $91.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

WESTCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 — Premises and Equipment

      Premises and equipment consisted of the following:

	December 31,

	2001	2000

	(Dollars in thousands)
Land	$16,275	$16,274
Buildings and improvements	51,272	49,402
Computers and software	44,519	40,631
Furniture and equipment	18,757	14,551
Other	6,974	6,953

	137,797	127,811
Less: accumulated depreciation	(58,539)	(43,820)

	$79,258	$83,991

Note 8 — Accrued Interest Receivable

      Accrued interest receivable consisted of the following:

	December 31,

	2001	2000

	(Dollars in thousands)
Interest on loans receivable	$53,354	$36,503
Interest on securities	13,388	14,507

	$66,742	$51,010

      Accrued interest receivable at December 31, 2001 and 2000 is included in other assets in the Consolidated Statements of Financial Condition.

Note 9 — Deposits

      Deposits consisted of the following:

	Weighted	December 31,
	Average Rate
	2001	2001	2000

	(Dollars in thousands)
Noninterest bearing deposits	—	$100,170	$67,984
Demand deposit accounts	1.4%	1,124	8,229
Passbook accounts	1.5	11,192	11,768
Money market deposit accounts	3.8	858,371	810,169
Brokered certificate accounts	4.8	56,302
Certificate accounts	5.9	1,302,167	1,580,337

		$2,329,326	$2,478,487

      The aggregate amount of time deposits in denominations greater than or equal to $100,000 was $426 million and $540 million at December 31, 2001 and 2000, respectively. Deposit amounts in excess of $100,000 are not federally insured.

WESTCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Scheduled maturities of certificate accounts at December 31, 2001 were as follows:

	Weighted
	Average Rate	Amount

	(Dollars in thousands)
Six months or less	4.61%	$458,776
More than six months through one year	3.82	680,495
More than one year through three years	4.08	159,580
More than three years through ten years	4.90	3,316

		$1,302,167

      Interest expense on deposits consisted of the following:

	For the Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Demand deposit accounts	$70	$373	$836
Passbook accounts	169	296	380
Money market deposit accounts	28,648	42,160	22,745
Certificate accounts	83,859	90,460	80,471
Brokered certificate accounts	2,085	321	1,635

	$114,831	$133,610	$106,067

      Accrued interest payable on deposits at December 31, 2001 and 2000 was $7.0 million, including accrued interest payable on interest rate swap agreements, and $1.5 million, respectively, and is included in other liabilities in the Consolidated Statements of Financial Condition.

      The following table summarizes certificate accounts by interest rate within maturity categories at:

	December 31, 2001

	2002	2003	2004	2005	2006	Total

	(Dollars in thousands)
0% – 3.99%	$377,482	$65,209	$2,660		$12	$445,363
4.00% – 5.99%	728,454	78,835	12,723	$1,555	1,749	823,316
6.00% – 7.99%	33,376	112				33,488

	$1,139,312	$144,156	$15,383	$1,555	$1,761	$1,302,167

	December 31, 2000

	2001	2002	2003	2004	2005	Total

	(Dollars in thousands)
0% – 3.99%	$4,351	$8	$22			$4,381
4.00% – 5.99%	160,888	22,071	4,424	$404	$1,624	189,411
6.00% – 7.99%	1,355,760	30,685	100			1,386,545

	$1,520,999	$52,764	$4,546	$404	$1,624	$1,580,337

Note 10 — Notes Payable on Automobile Secured Financing

      For the year ended December 31, 2001, we issued $4.2 billion of notes secured by automobile contracts, of which approximately $3.6 billion was through public transactions and $650 million was through a private placement. The private placement was through a conduit facility established in December 2001. We also established a $500 million conduit facility secured by automobile contracts in September 1999. At

WESTCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2001, we had $650 million outstanding on the conduit facility compared to no amount and $461 million at December 31, 2000 and 1999, respectively.

      Interest payments on the public transactions are due quarterly, in arrears, based on the respective note’s interest rate. Interest payments on the conduit facility are due monthly, in arrears, based on the respective note’s interest rate. Interest expense on all notes payable on automobile secured financing, including interest payments under interest rate swap agreements, totaled $334 million for the year ended December 31, 2001, compared with $124 million and $11.9 million for the years ended December 31, 2000 and 1999, respectively.

      At December 31, 2001, the stated maturities of our notes payable on automobile secured financing and their weighted average interest rates, including the effect of interest rate swap agreements on variable rate notes payable, were as follows:

	(Dollars	Weighed Average
	in thousands)	Interest Rate

2002	$710,859	2.29%
2003	143,861	6.81
2004	1,252,166	5.52
2005	1,574,141	6.04
2006	584,046	5.56
Thereafter	1,621,154	6.11

	$5,886,227	5.47%

Note 11 — Securities Sold Under Agreements to Repurchase

      Securities sold under agreements to repurchase are summarized as follows:

	December 31,

	2001	2000

	(Dollars in thousands)
Balance at end of period	$155,190	$178,821
Balance at end of period, including accrued interest	155,274	179,185
Estimated fair value at end of period	155,237	181,819
Average amount outstanding during the period	155,387	449,778
Maximum amount outstanding at any given month-end during the period	177,698	798,271
Weighted average interest rate during the period	4.5%	6.2%
Weighted average interest rate at end of period	1.9%	6.6%

      MBS available for sale sold under agreements to repurchase were delivered to dealers who arranged the transactions. The dealers may have sold, loaned, or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to us substantially identical securities at the maturities of the agreements. At December 31, 2001, we had $71.2 million and $80.0 million outstanding with our counterparties, Salomon Smith Barney and Nomura Securities Co., Ltd., respectively. At December 31, 2000, we had $147 million and $31.6 million outstanding with our counterparties, Merrill Lynch and Nomura Securities Co., Ltd., respectively. The agreements at December 31, 2001 and 2000 mature within 30 days. Average amounts are computed based upon daily ending balances.

Note 12 — Federal Home Loan Bank Advances

      Advances from the FHLB are collateralized with eligible real estate loans and MBS. The FHLB advances were collateralized with mortgage loans totaling $304 million and $385 million at December 31,

WESTCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2001 and 2000, respectively, and MBS totaling $1.0 billion and $942 million at December 31, 2001 and 2000, respectively.

      Information as to interest rates and maturities on advances from the FHLB is as follows:

	December 31,

	2001	2000

	(Dollars in thousands)
Range of interest rates	1.9% – 8.2%	5.9% – 8.2%
Weighted average interest rate	2.0%	6.5%
Year due:
2001		$400,000
2002	$540,500	6,500
Thereafter	2,917	3,070

	$543,417	$409,570

      We had available credit with the FHLB of approximately $733 million and $831 million at December 31, 2001 and 2000, respectively.

Note 13 — Short-Term Borrowings

      We have a line of credit with a bank which has a maximum availability of $20.0 million and $30.0 million at December 31, 2001 and 2000. There was $20.0 million and $22.3 million outstanding at December 31, 2001 and 2000, respectively, and amounts due are included in short term borrowings in the Consolidated Statements of Financial Condition. The line of credit has an interest rate tied to either the Prime rate or the London Interbank Offer Rate, also known as LIBOR, based on our choice. The weighted average interest rate was 7.3%, 8.3%, and 6.8% for the years ended December 31, 2001, 2000, and 1999, respectively. Interest expense totaled $0.6 million, $1.3 million, and $0.3 million for the years ended December 31, 2001, 2000, and 1999, respectively.

Note 14 — Subordinated Debentures

      Subordinated debentures consisted of the following:

	December 31,

	2001	2000

	(Dollars in thousands)
Subordinated debentures	$150,000	$192,540
Discount and issuance costs	2,286	2,578

Net subordinated debentures	$147,714	$189,962

      During the year, we redeemed the remaining balance of the subordinated debentures with an interest rate of 8.5% due in 2003. At December 31, 2001, there was one issuance remaining with an outstanding balance of $148 million and an interest rate of 8.875% due in 2007. It is redeemable at our option, in whole or in part, on or after August 1, 2004, at 100% of the principal amount being redeemed plus accrued interest as of the date of redemption. For regulatory purposes, the subordinated debentures are included as part of the Bank’s supplementary capital, subject to certain limitations.

WESTCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15 — Commitments and Contingencies

      Future minimum payments under noncancelable operating leases on premises and equipment with terms of one year or more were as follows:

December 31, 2001

(Dollars in thousands)
2002	$6,034
2003	5,819
2004	5,366
2005	4,210
2006	1,922
Thereafter	2,658

$26,009

      In certain cases, these agreements include various renewal options and contingent rental agreements. Rental expense for premises and equipment totaled $6.9 million, $6.0 million and $6.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

      Our commercial and mortgage loan commitments and mortgage loans sold with recourse were as follows:

	December 31,

	2001	2000

	(Dollars in thousands)
Commercial letters of credit and unused lines of credit provided	$147,077	$131,137

Commitments to fund commercial and mortgage loans
Fixed rate loans	$21,089	$33,506
Variable rate loans	119,808	90,007

	$140,897	$123,513

Mortgage loans sold with recourse	$42,136	$46,562

      At December 31, 2001, we had commitments to fund fixed rate loans at rates ranging from 3.06% to 10.50% with loan terms ranging from one month to 223 months.

      We have pledged certain assets relative to amounts held on behalf of trustee, including amounts related to securitization transactions treated as secured financing, as follows:

	December 31,

	2001	2000

	(Dollars in thousands)
FNMA participation certificates	$38,386	$50,810
GNMA certificates	637,162	798,964
Automobile contracts	440,615	316,924
Multifamily first mortgages	29,906	34,881

	$1,146,069	$1,201,579

      We or our subsidiaries are involved as a party in certain legal proceedings incidental to our business. We do not believe that the outcome of these proceedings will have a material effect upon our financial condition, results of operations and cash flows.

WESTCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16 — Automobile Lending Income

      Automobile lending income consisted of the following components:

	For the Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Gain on sale of automobile contracts		$7,719	$51,345
Retained interest (expense) income, net of RISA amortization	$(27,839)	51,429	47,812
Contractual servicing income	23,018	41,767	46,847
Other fee income	67,579	57,786	42,702

Total automobile lending income	$62,758	$158,701	$188,706

      According to the terms of each securitization transaction, contractual servicing income is earned at rates ranging from 1.0% to 1.25% per annum on the outstanding balance on contracts securitized. Other fee income consists primarily of documentation fees, late charges, deferment fees and other additional servicing fees.

Note 17 — Employee Benefit Plans

      We have three employee benefit plans, which vary on the types of associates covered and the benefits received. These plans include the Westcorp Employee Stock Ownership and Salary Savings Plan, the Executive Deferral Plan, and the Long Term Incentive Plan.

      The Westcorp Employee Stock Ownership Plan, also known as the ESOP, covers essentially all associates who have completed six months of service, excluding contract or temporary employees. Contributions to the ESOP are discretionary and determined by the Board of Directors of Westcorp within limits set forth under the Employee Retirement Income Security Act of 1974. These contributions are allocated to the associate’s account based upon years of service and annual compensation. All shares purchased by the ESOP are allocated to associates who participate in the ESOP. As of December 31, 2001, the plan held 2,043,872 shares of our common stock. All ESOP shares are considered outstanding for purposes of calculating our earnings per share. The Salary Savings Plan, also known as the 401(k) Plan, covers essentially all associates, excluding contract or temporary employees, who have completed three months of service. Contributions to the 401(k) Plan are guaranteed and based on a fixed percent of the associate’s payroll deferral for the calendar year. Contributions to the ESOP and 401(k) Plan totaled $8.4 million, $8.0 million and $7.0 million in 2001, 2000, and 1999, respectively. Compensation expense related to the ESOP and 401(k) Plan totaled $4.8 million, $7.3 million and $3.4 million in 2001, 2000 and 1999, respectively.

      The Executive Deferral Plan, also known as the EDP, covers a select group of our management or highly compensated associates as determined by our Board of Directors. The EDP is designed to allow participants to defer a portion of their compensation on a pre-tax basis and earn tax-deferred interest on these deferrals. The EDP also provides for us to match portions of the amounts contributed by our associates at the discretion of our Board of Directors. For the year ended December 31, 2001, expense related to the EDP for us and our subsidiaries totaled $0.3 million compared with $0.5 million and $0.6 million for the years ended December 31, 2000 and 1999, respectively.

      The Long Term Incentive Plan, also known as the LTIP, covers certain key executive officers in which such officers will be entitled to receive a fixed incentive amount provided that our tangible net book value per common share as of December 31, 2004 equals or exceeds $28.08, as adjusted at our sole discretion, and the executive officer remains continuously employed by us or our subsidiaries through April 30, 2005. We expensed $0.9 million in 2001 and 2000 related to the LTIP.

WESTCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18 — Stock Options

      In May 2001, we adopted the 2001 Westcorp Stock Option Plan, also known as the 2001 Plan, an incentive stock option plan for certain associates and directors. The 2001 Plan replaced the 1991 Stock Option Plan, also known as the 1991 Plan, that expired on April 15, 2001. Those who received options prior to the approval of the 2001 Plan are still subject to the 1991 Plan and may continue to exercise the remaining shares that are outstanding and exercisable, however, any and all shares reserved for the 1991 Plan are no longer available for future grants. As such, no further grants will be made under the expired 1991 Plan.

      Under the 2001 Plan, we reserved a total of 3,000,000 shares of common stock for future issuance. As of December 31, 2001, a total of 2,973,000 shares were available for future grants. The options may be exercised within seven years after the date of the grant. Additionally, the weighted average life of the options outstanding at December 31, 2001 was 4.82 years and the exercise prices ranged from $9.94 to $18.69 per share.

      Options outstanding and exercisable at December 31, 2001 were as follows:

	Options Outstanding			Options Exercisable

Range of	Number	Weighted Average	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price

$9.00 – 10.00	4,250	3.52	$9.94	2,250	$9.94
$12.00 – 13.00	338,814	3.94	12.63	224,234	12.62
$13.00 – 14.00	307,625	5.05	13.25	67,717	13.25
$15.00 – 16.00	2,875	5.76	15.25	250	15.25
$17.00 – 18.00	397,250	6.05	17.32
$18.00 – 19.00	26,000	6.13	18.28	4,000	18.69

$9.00 – 19.00	1,076,814	5.09	$14.67	298,451	$12.83

      Stock option activity is summarized as follows:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 1999	490,864	$11.73
Granted	270,545	12.82
Exercised	(122,530)	8.58
Cancelled	(105,060)	12.98

Outstanding at December 31, 1999	533,819	12.76
Granted	363,500	13.27
Exercised	(15,013)	12.10
Cancelled	(61,591)	12.78

Outstanding at December 31, 2000	820,715	12.94
Granted	444,250	17.37
Exercised	(113,834)	12.68
Cancelled	(74,317)	14.76

Outstanding at December 31, 2001	1,076,814	$14.67

      The fair value of options granted in 2001, 2000 and 1999 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from

WESTCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing model does not necessarily provide a reliable single measure of the fair value of our employee stock options.

	December 31,

	2001	2000	1999

Risk-free interest rate	4.7%	4.8%	6.6%
Volatility factor	0.40	0.39	0.51
Expected option life	7 years	5 to 7 years	5 to 7 years

      The weighted average fair value of options granted during 2001, 2000, and 1999 was $8.70, $8.28 and $7.76, respectively.

      We elected to follow Accounting Principles Board Opinion No. 25, also known as APB No. 25, and related Interpretations in accounting for our employee stock options. Under APB No. 25, the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant and, therefore, no compensation expense is recognized. Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, also known as SFAS No. 123, and has been determined as if we had accounted for our employee stock options under the fair value method of that statement. Pro forma net income and diluted earnings per share for the respective periods were as follows:

	For the Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands,
	except per share amounts)
Pro forma net income	$54,890	$74,126	$52,243
Per diluted share	$1.59	$2.51	$1.97

      The difference between our pro forma net income and diluted earnings per share and our reported net income and earnings per share is immaterial.

Note 19 — Dividends

      We paid cash dividends of $0.43, $0.30 and $0.20 per share for the years ended December 31, 2001, 2000 and 1999, respectively. On December 18, 2001, we declared a cash dividend of $0.11 per share for shareholders of record as of February 6, 2002, with a payable date of February 20, 2002. There are no restrictions on the payment of dividends by Westcorp.

      Our wholly owned subsidiary, the Bank, is restricted by regulation and by the indenture relating to the subordinated debentures as to the amount of funds which can be transferred to us in the form of dividends. Under the most restrictive of these terms, on December 31, 2001, the Bank’s restricted shareholder’s equity totaled $336 million with a maximum dividend of $136 million.

      The Bank must notify the Office of Thrift Supervision, also known as the OTS, of its intent to declare cash dividends thirty days before declaration and may not make a loan to us for any purpose to the extent we engage in any activities not permitted for a bank holding company.

WESTCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20 — Income Taxes

      Income tax expense consisted of the following:

	For the Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Current
Federal	$72,922	$66,384	$30,162
State	13,296	10,896	6,696

	86,218	77,280	36,858
Deferred:
Federal	(37,153)	(20,336)	2,384
State	(7,379)	1,363	3,764

	(44,532)	(18,973)	6,148

	$41,686	$58,307	$43,006

      A reconciliation of total tax provisions and the amounts computed by applying the statutory federal income tax rate of 35% to income before taxes is as follows:

	For the Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Tax at statutory rate	$37,701	$50,570	$34,467
State tax (net of federal tax benefit)	3,846	7,968	6,799
Other	139	(231)	1,740

	$41,686	$58,307	$43,006

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

WESTCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Significant components of our deferred tax assets and liabilities were as follows:

	December 31,

	2001	2000

	(Dollars in thousands)
Deferred tax assets:
Reserves for credit losses	$59,858	$34,892
State tax deferred benefit	6,547	8,026
Deferred compensation accrual	4,091	3,655
Tax basis difference — marketable securities and derivatives	40,023	10,018
Accelerated depreciation for tax purposes		90
Loan fee income	94
Other, net	4,786	1,392

Total deferred tax assets	115,399	58,073
Deferred tax liabilities:
Loan fee income deferred for tax purposes		(404)
FHLB dividends	(6,765)	(6,046)
Accelerated depreciation for tax purposes	(570)	(1,296)
Loan costs	(1,087)	(1,123)
Deferred taxes on unrealized gains	(10,341)	(10,156)
Asset securitization income recognized for book purposes	(10,973)	(31,189)
Tax basis difference — automobile lease	(1,069)
Other, net	(14,938)	(12,736)

Total deferred tax liabilities	(45,743)	(62,950)

Net deferred tax assets (liabilities)	$69,656	$(4,877)

Note 21 — Extraordinary Item

      For the years ended December 31, 2001, 2000 and 1999, we acquired $1.5 million, $10.1 million, and $41.9 million of our subordinated debentures and subsequently retired these debentures. As a result of these early retirements, we recorded extraordinary gains, net of tax, of $16 thousand, $0.2 million, and $2.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

WESTCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22 — Fair Values of Financial Instruments

      The estimated fair values of our financial instruments were as follows:

	December 31,

	2001		2000

	Carrying	Fair	Carrying	Fair
	Amounts	Value	Amounts	Value

	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$69,327	$69,327	$62,263	$62,263
Other short-term investments	35,000	35,000	66,500	66,500
Investment securities and MBS	2,102,736	2,102,736	2,241,182	2,241,182
Loans receivable (including held for sale)	7,533,150	8,245,735	4,924,053	5,291,474
Retained interest in securitized assets	37,392	37,392	111,558	111,558
Financial instrument agreements held for purposes other than trading:
Interest rate swaps	(95,984)	(95,984)	(28,711)	(28,711)
Interest rate options, floors and caps			4,278	4,278
Forward agreements
Euro-dollar swap agreements
Financial liabilities:
Deposits	2,329,326	2,339,154	2,478,487	2,480,853
Securities sold under agreements to repurchase	155,190	155,237	178,821	181,819
Short-term borrowings	25,068	25,075	27,802	27,802
Notes payable on automobile secured financing	5,886,227	6,026,564	3,473,377	3,552,053
Federal Home Loan Bank advances	543,417	543,580	409,570	416,437
Amounts held on behalf of trustee	280,496	280,496	494,858	494,858
Subordinated debentures	147,714	144,760	189,962	193,147

Note 23 — Financial Instrument Agreements

      Our portfolio of such agreements consisted of the following:

	December 31, 2001

	Notional	Credit
	Amount	Exposure

	(Dollars in thousands)
Interest rate swaps	$2,608,500
Interest rate caps
Euro-dollar swap agreements	1,850,000

	$4,458,500

WESTCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2000

	Notional	Credit
	Amount	Exposure

	(Dollars in thousands)
Interest rate swaps	$674,500
Interest rate caps	500,000	$4,278
Euro-dollar swap agreements	795,000

	$1,969,500	$4,278

      Our interest rate swap agreements are with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional amount and a specified index. We pay a fixed interest rate and receive a floating interest rate on all of our interest rate swap agreements. At December 31, 2001 and 2000, the terms of our interest rate swaps were to pay a weighted average fixed rate of 5.5% and 6.6% in each year and to receive a weighted average variable rate of 2.3% and 6.7%, respectively, with expiration dates ranging from 2002 to 2011 and collateral requirements generally ranging from 3% to 4%. Variable interest rates may change in the future.

      There were no interest rate cap agreements outstanding on December 31, 2001. The interest rate cap agreements outstanding of December 31, 2000 had strike rates ranging from 6.0% to 8.0% with expiration dates ranging from 2001 to 2008.

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

      For the year ended December 31, 2001, the unrealized loss on hedges was $75.0 million, net of taxes of $52.2 million. Of the $75.0 million, $3.4 million relates to forecasted secured financing transactions. We amortized $15.6 million, net of tax, into earnings which is included in interest expense on the Consolidated Statements of Income. The amount recognized in earnings due to ineffectiveness was immaterial. We estimate that we will reclassify into earnings during the next twelve months approximately $19 million to $28 million of the unrealized loss on these instruments that was recorded in accumulated other comprehensive income (loss) as of December 31, 2001.

WESTCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 24 — Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands, except per share amounts)
Basic:
Net income	$55,690	$74,743	$52,626
Average basic common shares outstanding	34,277,856	29,494,497	26,503,796
Net income per common share — basic	$1.62	$2.54	$1.99

Diluted:
Net income	$55,690	$74,743	$52,626
Average basic common shares outstanding	34,277,856	29,494,497	26,503,796
Stock option adjustment	207,271	31,180	1,332
Average diluted common shares outstanding	34,485,127	29,525,677	26,505,128
Net income per common share — diluted	$1.61	$2.53	$1.99

      Options to purchase 26,000, 12,700, and 525,319 share of common stock at prices ranging from $15.25 to $18.69 per share were outstanding at December 31, 2001, 2000, and 1999, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and therefore, the effect would be antidilutive.

Note 25 — Regulatory Capital

      At December 31, 2001 and 2000, the OTS categorized the Bank as “well capitalized.” To be categorized as “well capitalized,” the Bank must maintain minimum capital ratios as set forth in the table below. The Bank’s capital is subject to review by federal regulators for the components, amounts, risk weighting classifications and other factors. There are no conditions or events since December 31, 2001 that we believe have changed the Bank’s category.

WESTCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The following table summarizes the Bank’s actual capital and required capital as of December 31, 2001 and 2000:

			Tier 1
	Tangible	Core	Risk-Based	Risk-Based
	Capital	Capital	Capital	Capital

	(Dollars in thousands)
December 31, 2001
Actual Capital:
Amount	$602,491	$602,491	$602,491	$841,144
Capital ratio	7.29%	7.29%	8.49%	11.86%
FIRREA minimum required capital:
Amount	$123,957	$247,915	N/A	$567,523
Capital ratio	1.50%	3.00%	N/A	8.00%
Excess	$478,534	$354,576	N/A	$273,621
FDICIA well capitalized required capital:
Amount	N/A	$413,192	$425,642	$709,404
Capital ratio	N/A	5.00%	6.00%	10.00%
Excess	N/A	$189,299	$176,849	$131,741

December 31, 2000
Actual Capital:
Amount	$533,571	$533,571	$533,571	$780,317
Capital ratio	8.03%	8.03%	8.32%	12.16%
FIRREA minimum required capital:
Amount	$99,664	$199,327	N/A	$513,242
Capital ratio	1.50%	3.00%	N/A	8.00%
Excess	$433,907	$334,244	N/A	$267,075
FDICIA well capitalized required capital:
Amount	N/A	$332,212	$384,931	$641,552
Capital ratio	N/A	5.00%	6.00%	10.00%
Excess	N/A	$201,359	$148,640	$138,765

      The following table reconciles the Bank’s equity to the Bank’s tangible, core and risk-based capital:

	December 31,

	2001	2000

	(Dollars in thousands)
Bank shareholder’s equity — GAAP basis	$472,132	$462,226
Add: net unrealized losses	52,214	14,816
Add: minority interest in equity of subsidiaries	78,261	56,644
Less: non-permissible activities	(116)	(115)

Total tangible and core capital	602,491	533,571
Adjustments for risk-based capital:
Subordinated debentures(1)	149,554	166,497
General loan valuation allowance(2)	89,099	80,249

Risk-based capital	$841,144	$780,317

(1)	Excludes capitalized discounts and issue costs.

(2)	Limited to 1.25% of risk-weighted assets.

WESTCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 26 — Westcorp (Parent Company Only) Financial Information

STATEMENTS OF FINANCIAL CONDITION

	December 31,

	2001	2000

	(Dollars in thousands)
Assets
Cash	$11,245	$4,964
Investment in subsidiaries	563,514	505,293
Other	3,414	1,476

Total assets	$578,173	$511,733

Liabilities
Other liabilities	$23,579	$26,068

Total liabilities	23,579	26,068
Shareholders’ equity	554,594	485,665

Total liabilities and shareholders’ equity	$578,173	$511,733

STATEMENTS OF INCOME

	For the Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Income:
Dividends from subsidiaries	$60,100	$3,500	$12,000

Total income	60,100	3,500	12,000
Expense:
Net interest expense	620	1,328	470
Net noninterest expenses	3,536	2,341	2,085

Total expense	4,156	3,669	2,555
Income before income taxes and equity in net income of subsidiaries	55,944	(169)	9,445
Income tax benefit	(1,623)	(1,507)	(780)

Income before equity in net income of subsidiaries	57,567	1,338	10,225
Equity in undistributed net income of subsidiaries	10,860	71,902	42,401

Net income	$68,427	$73,240	$52,626

WESTCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$68,427	$73,240	$52,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		14
Equity in undistributed net income of subsidiaries	(10,860)	(71,902)	(42,401)
Other, net	(2,127)	4,958	(2,026)

NET CASH PROVIDED BY OPERATING ACTIVITIES	55,440	6,310	8,199
INVESTING ACTIVITIES
Infusion of capital to subsidiary	(94,000)	(69,848)	(533)

NET CASH USED IN INVESTING ACTIVITIES	(94,000)	(69,848)	(533)
FINANCING ACTIVITIES
(Decrease) increase in short-term borrowings	(2,300)	19,800	(2,718)
Dividends paid	(15,000)	(9,045)	(5,299)
Issuance of common stock	62,141	55,684
Other, net		52	1,520

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	44,841	66,491	(6,497)

INCREASE IN CASH AND CASH EQUIVALENTS	6,281	2,953	1,169
Cash and Cash equivalents at beginning of year	4,964	2,011	842

CASH AND CASH EQUIVALENTS AT END OF YEAR	$11,245	$4,964	$2,011

Note 27 — Subsequent Event (Unaudited)

      On January 22, 2002, we filed a registration statement with the Securities and Exchange Commission, also known as the SEC to provide our shareholders an exclusive opportunity to purchase additional shares of stock through a rights offering. The registration statement has not yet become effective. The number of shares to be offered and the price per share has not yet been determined. Our Board of Directors will make this determination immediately prior to the time at which the registration statement becomes effective. We expect to raise approximately $50.0 million in new capital from this transaction. Ernest S. Rady, the Chairman of the Board of Directors of Westcorp, has informed us that he will exercise his rights and that he expects to also exercise his right to oversubscribe. Mr. Rady is the beneficial owner of approximately 68% of our common stock.

      On January 22, 2002, our 83% owned subsidiary, WFS Financial Inc, filed a registration statement with the SEC to provide its shareholders an exclusive opportunity to purchase additional shares of stock through a rights offering. The registration statement for this offering has not yet become effective. The number of shares to be offered and the price per share has not yet been determined. The Board of Directors will make this determination immediately prior to the time at which the registration statement becomes effective. The Board of Directors of the Bank has informed us that they intend to exercise the Bank’s basic subscription right and expect to exercise its oversubscription right as part of this offering. WFS expects that this transaction will provide approximately $110 million in new capital.

WESTCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      On January 31, 2002, we issued $775 million of notes secured by automobile contracts through a private placement. The private placement was through a conduit facility established in January 2002.

Note 28 — Quarterly Results of Operations (Unaudited)

      The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2001 and 2000. Certain quarterly amounts have been adjusted to conform with the year-end presentation.

	For the Three Months Ended

	March 31	June 30	September 30	December 31

	(Dollars in thousands, except per share amounts)
2001
Interest income	$212,667	$235,600	$253,041	$261,319
Interest expense	119,427	126,650	125,398	120,469

Net interest income	93,240	108,950	127,643	140,850
Provision for credit losses	26,982	39,640	60,501	69,854
Noninterest income	30,468	26,472	8,326	13,617
Noninterest expense	61,325	62,957	59,880	60,709

Income before income taxes	35,401	32,825	15,588	23,904
Income taxes	14,333	12,515	6,119	8,708

Income before minority interest	21,068	20,310	9,469	15,196
Minority interest in earnings of subsidiaries	3,360	3,421	1,255	2,333

Income before extraordinary item	17,708	16,889	8,214	12,863
Extraordinary gain from extinguishment of debt, net of tax	8	8

Net income	$17,716	$16,897	$8,214	$12,863

Net income per common share — basic	$0.55	$0.50	$0.23	$0.36

Net income per common share — diluted	$0.55	$0.50	$0.23	$0.36

2000
Interest income	$100,889	$126,041	$164,655	$192,236
Interest expense	50,112	66,533	90,895	106,114

Net interest income	50,777	59,508	73,760	86,122
Provision for credit losses	11,945	15,246	24,906	30,036
Noninterest income	55,781	45,738	41,179	34,945
Noninterest expense	55,997	56,029	53,891	55,274

Income before income taxes	38,616	33,971	36,142	35,757
Income taxes	16,148	13,541	14,911	13,532

Income before minority interest	22,468	20,430	21,231	22,225
Minority interest in earnings of subsidiaries	2,627	2,873	3,082	3,270

Income before extraordinary item	19,841	17,557	18,149	18,955
Extraordinary gain from extinguishment of debt, net of tax	158	61	16	6

Net income	$19,999	$17,618	$18,165	$18,961

Net income per common share — basic	$0.75	$0.64	$0.57	$0.59

Net income per common share — diluted	$0.75	$0.64	$0.57	$0.59

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Incorporation(12)
3.2	Bylaws(12)
4.1	Indenture dated as of June 17, 1993 issued by Western Financial Bank, formerly Western Financial Savings Bank, F.S.B., with respect to $125,000,000 in aggregate principal amount of 8.5% Subordinated Capital Debentures due 2003(13)
4.2	Indenture dated as of June 25, 1998 issued by Western Financial Bank, formerly Western Financial Savings Bank, F.S.B., with respect to $150,000,000 in aggregate principal amount of 8.875% Subordinated Capital Debentures due 2007(14)
10.1	Westcorp Incentive Stock Option Plan(2)
10.2	Westcorp Employee Stock Ownership and Salary Savings Plan(3)
10.3	Westcorp 1991 Stock Option Plan(4)
10.3.1	Westcorp 2001 Stock Option Plan
10.4	1985 Executive Deferral Plan(1)
10.5	2000 Executive Deferral Plan V
10.6	Revolving Line of Credit Agreement between WFS Funding, Inc. and Western Financial Bank, dated November 30, 2001
10.6.1	Revolving Line of Credit Agreement between WFS Financial Auto Loans, Inc. and Western Financial Bank, dated November 30, 2001
10.6.2	Revolving Line of Credit Agreement between WFS Receivables Corporation and Western Financial Bank, dated November 30, 2001
10.7	Transfer Agreement between WFS Financial Inc and Western Financial Bank, F.S.B., dated May 1, 1995(1)
10.8	Promissory Note of WFS Financial Inc in favor of Western Financial Bank, F.S.B., dated May 1, 1995(1)
10.9	Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank, dated June 15, 1999(11)
10.9.1	Amendment No. 1, dated as of August 1, 1999, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank(11)
10.9.2	Amendment No. 2, dated May 23, 2000, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank
10.9.3	Amendment No. 3, dated January 1, 2002, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank
10.10	Tax Sharing Agreement between WFS Financial Inc and Western Financial Bank, F.S.B., dated January 1, 1994(1)
10.11	Master Reinvestment Contract between WFS Financial Inc and Western Financial Bank, F.S.B., dated May 1, 1995(1)
10.12	Amendment No. 1, dated as of June 1, 1995, to the Restated Master Reinvestment Reimbursement Agreement(10)
10.13	Amended and Restated Master Collateral Assignment Agreement, dated as of March 1, 2000(11)
10.14	Form of WFS Financial Inc Dealer Agreement(5)
10.15	Form of WFS Financial Inc Loan Application(5)
10.16	Westcorp Employee Stock Ownership and Salary Savings Plan(7)

Exhibit
Number	Description

10.16.1	Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan, dated January 1, 2001
10.16.2	Amendment No. 1, dated as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan
10.16.3	Amendment No. 2, dated as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan
10.17	Amended and Restated WFS 1996 Incentive Stock Option Plan(6)
10.18	Promissory Note of WFS Financial Inc in favor of Western Financial Bank, F.S.B., dated August 1, 1997(10)
10.18.1	Amendment No. 1, dated February 23, 1999, to the Promissory Note of WFS Financial Inc in favor of Western Financial Bank(10)
10.18.2	Amendment No. 2, dated July 30, 1999, to the Promissory Note of WFS Financial Inc in favor of Western Financial Bank(10)
10.18.3	Amendment No. 3, dated January 1, 2002, to the Promissory Note of WFS Financial Inc in favor of Western Financial Bank
10.19	Investment Agreement between WFS Financial Inc and Western Financial Bank, dated January 1, 1996(10)
10.19.1	Amendment No. 1, dated January 1, 2002, to the Investment Agreement between WFS Financial Inc and Western Financial Bank, F.S.B.
10.20	Allocation Agreement between WFS Financial Inc, Western Financial Bank, Westcorp, and their subsidiaries dated January 1, 2002
10.21	Employment Agreement(8)(9)
21.1	Subsidiaries of Westcorp
23.1	Consent of Independent Auditors, Ernst & Young LLP

(1)	Exhibits previously filed with WFS Financial Inc Registration Statement on Form S-1 (File No. 33-93068), filed August 8, 1995 incorporated herein by reference under Exhibit Number indicated.

(2)	Exhibits previously filed with Westcorp Registration Statement on Form S-1 (File No. 33-4295), filed May 2, 1986 incorporated herein by reference under Exhibit Number indicated.

(3)	Exhibits previously filed with Westcorp Registration Statement on Form S-4 (File No. 33-34286), filed April 11, 1990 incorporated herein by reference under Exhibit Number indicated.

(4)	Exhibits previously filed with Westcorp Registration Statement on Form S-8 (File No. 33-43898), filed December 11, 1991 incorporated herein by reference under Exhibit Number indicated.

(5)	Amendment No. 1, dated as of July 14, 1995 to the WFS Financial Inc Registration Statement on Form S-1 (File No. 33-93068) incorporated herein by reference under Exhibit Number indicated.

(6)	Exhibit previously filed as Exhibit 4.1 to the WFS Financial Inc Registration Statement on Form S-8 (File No. 333-40121), filed November 13, 1997 and incorporated herein by reference.

(7)	Exhibits previously filed with Westcorp Registration Statement on Form S-8 (File No. 333-11039), filed August 29, 1996 incorporated herein by reference under Exhibit Number indicated.

(8)	Employment Agreement dated February 27, 1998 between WFS Financial Inc, Westcorp and Lee A. Whatcott (will be provided to the SEC upon request).

(9)	Employment Agreement, dated November 15, 1998 between the WFS Financial Inc, Westcorp and Mark Olson (will be provided to the SEC upon request).

(10)	Exhibits previously filed with Annual Report on Form 10-K of WFS Financial Inc for the year ended December 31, 1998 (File No. 33-93068) as filed on or about March 31, 1999.

(11)	Exhibits previously filed with WFS Registration Statements on Form S-2 (File No. 333-91277) filed November 19, 1999 and subsequently amended on January 20, 2000 incorporated by reference under Exhibit Number indicated.

(12)	Exhibits previously filed with Westcorp Registration Statement on Form S-4 (File No. 33-34286), filed April 11, 1990, incorporated herein by reference under Exhibit Numbers indicated.

(13)	Exhibit previously filed with, Western Financial Bank, formerly Western Financial Savings Bank, F.S.B., Offering Circular with the OTS, dated June 17, 1993 (will be provided to the SEC upon request).

(14)	Exhibit previously filed with Western Financial Bank, formerly Western Financial Bank, F.S.B., Offering Circular with the OTS, dated July 25, 1998 (will be provided to the SEC upon request).

      (b) Report on Form 8-K

None