Form 10-Q
period 2002-03-31
WESTCORP /CA/
filed 2002-05-15
CIK 813461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

(949) 727-1002

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of April 30, 2002, the registrant had 39,132,438 outstanding shares of common stock, $1.00 par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 32.

WESTCORP AND SUBSIDIARIES

FORM 10-Q

March 31, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,
	2002	December 31,
	(Unaudited)	2001

	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$354,606	$104,327
Investment securities available for sale	10,682	10,511
Mortgage-backed securities available for sale	2,182,105	2,092,225
Loans receivable	7,976,152	7,533,150
Allowance for credit losses	(188,263)	(171,432)

Loans receivable, net	7,787,889	7,361,718
Amounts due from trusts	127,851	136,131
Retained interest in securitized assets	22,536	37,392
Premises and equipment, net	82,569	79,258
Other assets	244,295	250,835

TOTAL ASSETS	$10,812,533	$10,072,397

LIABILITIES
Deposits	$2,252,441	$2,329,326
Notes payable on automobile secured financing	7,211,910	5,886,227
Securities sold under agreements to repurchase	136,365	155,190
Federal Home Loan Bank advances	2,881	543,417
Amounts held on behalf of trustee	262,214	280,496
Subordinated debentures	147,850	147,714
Short-term borrowings	8,700	25,068
Other liabilities	83,075	85,994

TOTAL LIABILITIES	10,105,436	9,453,432
Minority interest	95,423	78,261
SHAREHOLDERS’ EQUITY
Common stock, (par value $1.00 per share; authorized 45,000,000 shares; issued and outstanding 39,113,618 shares in March 2002 and 35,802,491 in December 2001)	39,113	35,802
Paid-in capital	348,083	301,955
Retained earnings	276,768	263,853
Accumulated other comprehensive loss, net of tax	(52,290)	(60,906)

TOTAL SHAREHOLDERS’ EQUITY	611,674	540,704

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,812,533	$10,072,397

See accompanying notes to unaudited consolidated financial statements.

WESTCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

	(Dollars in thousands,
	except share and per share amounts)
Interest income:
Loans, including fees	$232,912	$172,642
Other	29,284	40,025

TOTAL INTEREST INCOME	262,196	212,667
Interest expense:
Deposits	21,010	33,506
Notes payable on automobile secured financing	92,018	73,009
Other long-term borrowings	3,692	4,631
Short-term borrowings	3,350	8,281

TOTAL INTEREST EXPENSE	120,070	119,427

NET INTEREST INCOME	142,126	93,240
Provision for credit losses	65,698	26,982

NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	76,428	66,258
Noninterest income:
Automobile lending	11,674	26,934
Other	5,485	3,534

TOTAL NONINTEREST INCOME	17,159	30,468
Noninterest expenses:
Salaries and associate benefits	34,871	35,677
Credit and collections	8,077	6,418
Data processing	4,580	4,490
Other	13,331	14,740

TOTAL NONINTEREST EXPENSES	60,859	61,325

INCOME BEFORE INCOME TAX	32,728	35,401
Income tax	12,964	14,333

INCOME BEFORE MINORITY INTEREST	19,764	21,068
Minority interest in earnings of subsidiaries	2,911	3,360

INCOME BEFORE EXTRAORDINARY ITEM	16,853	17,708
Extraordinary gain from early extinguishment of debt (net of income taxes of $6)		8

NET INCOME	$16,853	$17,716

Net income per common share — basic:
Income before extraordinary item	$0.46	$0.55
Extraordinary item	0.00	0.00

Net income	$0.46	$0.55

Net income per common share — diluted:
Income before extraordinary item	$0.46	$0.55
Extraordinary item	0.00	0.00

Net income	$0.46	$0.55

Weighted average number of common shares outstanding:
Basic	36,791,744	31,949,647

Diluted	36,980,861	32,120,274

See accompanying notes to unaudited consolidated financial statements.

WESTCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					Other
					Comprehensive
		Common	Paid-in	Retained	Income (Loss),
	Shares	Stock	Capital	Earnings	Net of Tax	Total

	(Dollars in thousands, except share amounts)
Balance at January 1, 2001	31,931,826	$31,932	$246,889	$223,163	$(14,816)	$487,168
Net income				55,690		55,690
Unrealized gains on securities available for sale and retained interest in securitized assets, net of tax (1)					12,309	12,309
Reclassification adjustment for losses on securities available for sale included in net income (2)					1,050	1,050
Unrealized hedge losses on cash flow hedges, net of tax (3)					(75,048)	(75,048)
Reclassification adjustment for losses on cash flow hedges included in income (4)					15,599	15,599

Comprehensive income						9,600
Issuance of subsidiary common stock			(3,205)			(3,205)
Issuance of common stock	3,870,665	3,870	58,271			62,141
Cash dividends				(15,000)		(15,000)

Balance at December 31, 2001	35,802,491	35,802	301,955	263,853	(60,906)	540,704
Net income				16,853		16,853
Unrealized loss on securities available for sale and retained interest in securitized assets, net of tax (1)					(2,263)	(2,263)
Unrealized hedge losses on cash flow hedges, net of tax (3)					(3,559)	(3,559)
Reclassification adjustment for losses on cash flow hedges included in income (4)					14,438	14,438

Comprehensive income						25,469
Issuance of subsidiary common stock			(2,250)			(2,250)
Issuance of common stock	3,311,127	3,311	48,378			51,689
Cash dividends				(3,938)		(3,938)

Balance at March 31, 2002	39,113,618	$39,113	$348,083	$276,768	$(52,290)	$611,674

(1)	The pre-tax amount in unrealized gains and losses on securities available for sale and retained interest in securitized assets was $3.8 million for the three months ended March 31, 2002 compared with $20.9 million for the period ended December 31, 2001.

(2)	There was no pre-tax amount of unrealized gains or losses on securities available for sale reclassified into earnings for the three months ended March 31, 2002 compared with an unrealized loss of $1.8 million for the year ended December 31, 2001.

(3)	The pre-tax amount of unrealized losses on cash flow hedges was $6.0 million for the three months ended March 31, 2002 compared with $127 million for the year ended December 31, 2001.

(4)	The pre-tax amount of unrealized losses on cash flow hedges reclassified into earnings was $24.5 million for the three months ended March 31, 2002 compared with $26.4 million for the year ended December 31, 2001.

See accompanying notes to unaudited consolidated financial statements.

WESTCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$16,853	$17,716
Adjustments to reconcile net income to net cash provided by Operating activities:
Provision for credit losses	65,698	26,982
Depreciation and amortization	40,555	19,593
Amortization of retained interest in securitized assets	14,378	14,366
Loans held for sale:
Proceeds from sale of mortgage loans	455	620
(Increase) decrease in other assets	(1,150)	2,821
(Decrease) increase in other liabilities	(2,920)	2,010
Other, net	2,597	2,666

NET CASH PROVIDED BY OPERATING ACTIVITIES	136,466	86,774
INVESTING ACTIVITIES
Loans receivable:
Origination of loans	(1,336,596)	(1,248,308)
Participation paid to dealers	(29,603)	(29,295)
Loan payments and payoffs	852,444	452,335
Investment securities available for sale:
Purchases	(802)	(232)
Proceeds from sale	485
Proceeds from maturities	135
Mortgage-backed securities:
Purchases	(354,620)	(209,238)
Payments received	251,818	134,333
Decrease in amounts due from trusts	8,280	66,865
Purchase of premises and equipment	(10,871)	(4,547)
Proceeds from sale of premises and equipment	5,806

NET CASH USED IN INVESTING ACTIVITIES	(613,524)	(838,087)
FINANCING ACTIVITIES
Decrease in deposits	(63,426)	(231,277)
Decrease in securities sold under agreements to repurchase	(18,321)	(6,028)
Proceeds from notes payable on automobile secured financing	2,570,822	998,037
Payments on notes payable on automobile secured financing	(1,236,111)	(269,903)
Decrease in short-term borrowings	(16,368)	(1,109)
Decrease in amounts held on behalf of trustee	(18,282)	(27,535)
(Decrease) increase in FHLB advances	(540,535)	222,261
Decrease in subordinated debentures	(32)	(800)
Proceeds from issuance of common stock	51,688	422
Proceeds from issuance of subsidiary common stock	10,300	1,558
Cash dividends	(3,938)	(3,193)
Payments on cash flow hedges	(8,460)	(9,459)

NET CASH PROVIDED BY FINANCING ACTIVITIES	727,337	672,974

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	250,279	(78,339)
Cash and cash equivalents at beginning of period	104,327	128,762

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$354,606	$50,423

See accompanying notes to unaudited consolidated financial statements.

WESTCORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary, Western Financial Bank, also known as the Bank, and its majority owned subsidiary, WFS Financial Inc, also known as WFS. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year’s presentation.

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2001 included in the Westcorp Form 10-K.

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

Note 2 — Mortgage-Backed Securities Available for Sale

Mortgage-backed securities available for sale consisted of the following:

	March 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

	(Dollars in thousands)
GNMA certificates	$2,137,787	$13,548	$20,796	$2,130,539
FNMA participation certificates	47,148	574		47,722
FHLMC participation certificates	1,627	14		1,641
Other	2,203			2,203

	$2,188,765	$14,136	$20,796	$2,182,105

	December 31, 2001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

	(Dollars in thousands)
GNMA certificates	$2,040,110	$12,527	$16,268	$2,036,369
FNMA participation certificates	51,353	541		51,894
FHLMC participation certificates	1,679	13		1,692
Other	2,270			2,270

	$2,095,412	$13,081	$16,268	$2,092,225

Note 3 — Net Loans Receivable

Net loans receivable consisted of the following:

	March 31,	December 31,
	2002	2001

	(Dollars in thousands)
Consumer:
Automobile contracts	$7,506,590	$7,045,578
Dealer participation, net of deferred contract fees	134,185	128,148
Other	7,812	8,826
Unearned discounts	(106,517)	(108,169)

	7,542,070	7,074,383
Real Estate:
Mortgage	343,731	361,115
Construction	12,943	15,638

	356,674	376,753
Undisbursed loan proceeds	(2,564)	(3,298)

	354,110	373,455
Commercial	79,972	85,312

	7,976,152	7,533,150
Allowance for credit losses	(188,263)	(171,432)

	$7,787,889	$7,361,718

Loans managed by us totaled $8.9 billion as of March 31, 2002 compared with $8.6 billion at December 31, 2001. Of the $8.9 billion, $7.9 billion were owned by us and $1.0 billion were owned by securitization trusts. Of the $8.6 billion, $7.4 billion were owned by us and $1.2 billion were owned by securitization trusts.

There were no impaired loans at March 31, 2002 and December 31, 2001.

Note 4 — Retained Interest in Securitized Assets

The following table presents the activity of the RISA:

	Three Months Ended
	March 31,

	2002	2001

	(Dollars in thousands)
Beginning balance	$37,392	$111,558
Amortization	(14,377)	(14,366)
Change in unrealized gain/loss on RISA (1)	(479)	975

Balance at end of period (2)	$22,536	$98,167

(1)	The change in unrealized gain/loss on RISA represents temporary changes in valuation including changes in the discount rate based on the current interest rate environment. Such amounts will not be realized unless the RISA is sold. Changes in prepayment and credit loss assumptions for the RISA are other than temporary in nature and impact the value of the RISA. Such other than temporary differences are immediately recognized in income as a component of retained interest income.

(2)	There are no restrictions on the RISA.

The following table presents the estimated future undiscounted retained interest earnings to be received from securitizations:

	March 31,	December 31,
	2002	2001

	(Dollars in thousands)
Estimated net undiscounted RISA earnings	$67,893	$87,358
Off balance sheet allowance for credit losses	(43,483)	(47,235)
Discount to present value	(1,874)	(2,731)

Retained interest in securitized assets	$22,536	$37,392

Outstanding balance of automobile contracts sold through securitizations	$1,005,549	$1,215,058
Off balance sheet allowance for losses as a percent of automobile contracts sold through securitizations	4.32%	3.89%

The decline in the off balance sheet allowance for credit losses on a dollar basis is the result of our securitization transactions no longer being treated as sales since the first quarter of 2000. We expect the RISA to be fully amortized or otherwise eliminated by the end of 2002. Older transactions treated as sales have lower losses each month after securitization as estimated future credit losses are realized. We believe that the off balance sheet allowance for credit losses is adequate to absorb probable losses in the sold portfolio that can be reasonably estimated.

Note 5 — Notes Payable on Automobile Secured Financing

For the three months ended March 31, 2002, we issued $2.6 billion of notes secured by automobile contracts, of which $1.8 billion was through a public transaction and $775 million was through a private placement. The private placement was through a conduit facility established in January 2002. There were $7.2 billion of notes payable on automobile secured financing outstanding at March 31, 2002 compared with $5.9 billion at December 31, 2001. Of these amounts, we had $775 million outstanding on a conduit facility at March 31, 2002, compared to $650 million at December 31, 2001. In March 2002, we redeemed our $650 million conduit facility.

Interest payments on the public transactions are due quarterly, in arrears, based on the respective note’s interest rate. Interest payments on the conduit facilities are due monthly, in arrears, based on the respective note’s interest rate. Interest expense on all notes payable on automobile secured financing, including interest payments under interest rate swap agreements, totaled $92.0 million and $73.0 million for the three months ended March 31, 2002 and 2001, respectively.

Note 6 — Dividends

On February 20, 2002, we paid an $0.11 per share cash dividend to shareholders of record as of February 6, 2002. On February 8, 2002, we declared a cash dividend of $0.12 per share for shareholders of record as of May 6, 2002 with a payable date of May 20, 2002.

Note 7 — Rights Offerings

We completed a rights offering in March 2002 in which we raised a total of $51.3 million through the issuance of 3.3 million additional common shares at a price of $15.75 per share. With the completion of this offering, our total number of common shares issued and outstanding increased 9.1% to 39.1 million shares at March 31, 2002.

WFS completed a rights offering in March 2002 which raised a total of $110 million through the issuance of 6.1 million additional common shares at a price of $18.00 per share. Of the 6.1 million additional common shares, we purchased 5.2 million shares in the amount of approximately $94 million.

Note 8 — Subsequent Events

On May 3, 2002, the Bank raised $300 million through a subordinated capital debenture offering that closed on May 3, 2002. The debentures have a coupon of 9.625% and a yield to maturity of 9.70%. The all-in cost of these debentures, including issue costs, is 10.0%. The debentures mature on May 15, 2012.

In order to utilize the proceeds from the debentures to fund our growth, WFS entered into a promissory note with the Bank for the sum of $300 million on May 3, 2002. Interest payments are due semi-annually in arrears at a fixed rate per annum of 10.25%. The promissory note is due on or before May 15, 2012.

On May 2, 2002, we declared a cash dividend of $0.12 per share for shareholders of record as of August 6, 2002 with a payable date of August 20, 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a diversified financial services holding company that provides automobile lending services through our second tier subsidiary, WFS Financial Inc, also known as WFS, and retail and commercial banking services through our wholly owned subsidiary, Western Financial Bank, also known as the Bank. The Bank currently owns 84% of the capital stock of WFS.

Our primary sources of revenue are net interest income and noninterest income. Net interest income is the difference between the income earned on interest earning assets and the interest paid on interest bearing liabilities. We generate interest income from our loan portfolio, which consists of consumer, mortgage and commercial loans, and from investments in mortgage-backed securities and other short-term investments. We fund our loan portfolio and investments with deposits, advances from the Federal Home Loan Bank, securities sold under agreements to repurchase, securitizations, other borrowings, and equity.

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

Critical Accounting Policies

Management believes critical accounting policies are very important to the portrayal of our financial condition and results of operations. Critical accounting policies require difficult and complex judgments because they rely on estimates about the effect of matters that are inherently uncertain due to the impact of changing market conditions. The following is a summary of accounting policies we consider critical.

Retained Interest in Securitized Assets

Retained interest in securitized assets, also known as RISA, is capitalized upon the sale of automobile contracts to securitization trusts for transactions treated as sales for accounting purposes. RISA represents the present value of the estimated future cash flows to be received by us from the excess spread created in securitization transactions. Future cash flows are calculated by taking the coupon rate of the automobile contracts securitized less the interest rate paid to the investors less contractually specified servicing fees and guarantor fees, after giving effect to estimated credit losses and prepayments.

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

Allowance for Credit Losses

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

Hedging Activities

Deposits and Securities Sold Under Agreements to Repurchase

We enter into cash flow hedges that will protect against potential changes in interest rates affecting interest payments on future deposits gathered by us and future securities sold under agreements to repurchase. The fair value of the interest rate swap agreements is included in deposits and securities sold under agreements to repurchase, respectively, and any change in the fair value is reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Related interest income or expense is settled on a quarterly basis and is recorded in accumulated other comprehensive income (loss) and reclassified into earnings in the period during which cash flows on the hedged items affect income.

Notes Payable on Automobile Secured Financing

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

As we issued certain variable rate notes payable, we also enter into interest rate swap agreements in order to hedge our variable interest rate exposure on future interest payments. The fair value of the interest rate swap agreements is included in notes payable on automobile secured financing, and any change in the fair value is reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any ineffective portion is recorded in interest expense during that period if the hedge is greater than 100% effective. Related interest income or expense is settled on a quarterly basis and recognized as an adjustment to interest expense in our Consolidated Statements of Income.

Results of Operations

Net Interest Income

Net interest income is affected by the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities (interest rate spread) and the relative amounts of our interest earning assets and interest bearing liabilities. Net interest income totaled $142 million and $93.2 million for the three months ended March 31, 2002 and 2001, respectively. The increase in net interest income is the result of us holding more automobile contracts on the balance sheet as we utilize our own liquidity sources and completed a $1.8 billion public securitization and a $775 million conduit financing accounted for as secured financings.

Interest rates for interest earning assets and interest bearing liabilities for the three months ended March 31, 2002 and 2001 were as follows:

	Three Months Ended
	March 31,

	2002	2001

	Yield/	Yield/
	Rate	Rate

Interest earning assets:
Total investments:
Mortgage-backed securities	5.30%	6.62%
Other investments	3.39	5.81

Total investments	5.17	6.55
Total loans:
Consumer loans	12.75	13.84
Mortgage loans (1)	6.53	8.41
Commercial loans	6.84	8.58

Total loans	12.38	13.21

Total interest earning assets	10.73	11.09
Interest bearing liabilities:
Deposits	3.64	5.69
Notes payable on automobile secured financing	5.92	7.22
Securities sold under agreements to repurchase	2.84	5.63
FHLB advances and other borrowings	2.15	6.03
Subordinated debentures	9.47	8.92

Total interest bearing liabilities	5.16	6.65

Interest rate spread	5.57%	4.44%

Net yield on average interest earning assets	5.86%	5.48%

(1)	For the purposes of these computations, non-accruing loans are included in the average loan amounts outstanding.

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

The provision for credit losses totaled $65.7 million for the three months ended March 31, 2002 compared with $27.0 million for the same period a year earlier. Net chargeoffs were $47.5 million and $19.9 million for the same respective periods. The increase in the provision for credit losses was a result of our loans held on balance sheet increasing by approximately $443 million or 5.9% from March 31, 2001 as well as an increase in chargeoffs due to the slowdown in the economy. We recorded $18.2 million in provisions for credit losses in excess of chargeoffs this quarter as a result of the transitional effects related to the elimination of off balance sheet accounting for securitizations. The allowance for credit losses as a percentage of owned loans outstanding was 2.4% at March 31, 2002 compared with 2.3% at December 31, 2001.

Noninterest Income

Automobile Lending

We regularly securitize automobile contracts in the public asset-backed securities market and retain the servicing rights. For accounting purposes, these transactions are treated as either secured financings or sales to a securitization trust. Since the first quarter of 2000, we have not completed a securitization that has been accounted for as a sale. For transactions treated as sales prior to April 2000, we recorded non-cash gain equal to the present value of the estimated future cash flows from the portfolio of automobile contracts sold less the write-off of dealer participation balances and the effect of hedging activities. For these securitizations, net interest earned on the automobile contracts sold and fees earned for servicing the contract portfolios are recognized over the life of the transactions as contractual servicing income, retained interest income and other fee income.

The components of automobile lending income were as follows:

	Three Months Ended
	March 31,

	2002	2001

	(Dollars in thousands)
Retained interest (expense) income, net of RISA amortization	$(11,649)	$2,836
Contractual servicing income	3,539	7,365
Other fee income	19,784	16,733

Total automobile lending income	$11,674	$26,934

Contract securitizations totaled $2.6 billion and $1.0 billion for the three months ended March 31, 2002 and 2001, respectively. All transactions have been treated as secured financings.

Retained interest expense totaled $11.6 million for the three months ended March 31, 2002, compared with retained interest income of $2.8 million for the same period a year earlier. For accounting purposes, this income is only recognized on contracts sold through securitizations treated as sales. Retained interest income is dependent upon the average excess spread on the contracts sold, credit losses and the size of the sold portfolio. The retained interest expense recognized in 2002 is the result of higher chargeoffs on our sold portfolio as well as revised estimates of future charge-offs due to the slowdown in the economy.

According to the terms of each securitization transaction, contractual servicing income is generally earned at rates ranging from 1.0% to 1.25% per annum on the outstanding balance of contracts securitized. For accounting purposes, this income is only recognized on contracts sold through securitizations treated as sales. For the three months ended March 31, 2002 and 2001, contractual servicing income totaled $3.5 million and $7.4 million, respectively. The decline was the result of the decrease in the average balance of the sold portfolio over those periods.

Other fee income consists primarily of documentation fees, late charges and deferment fees on our managed portfolio, including loans securitized in transactions accounted for as sales and secured financings, as well as automobile contracts not securitized. The increase in other fee income is due to the growth in our average managed automobile contract portfolio to $8.3 billion from $7.0 billion for the three months ended March 31, 2002 and 2001, respectively.

Noninterest Expense

For the three months ended March 31, 2002 and 2001, noninterest expense totaled $60.9 million and $61.3 million, respectively. Noninterest expense as a percent of total revenues improved to 38% for the three months ended March 31, 2002 compared to 50% for the same period a year ago as a result of improved operating efficiencies.

Income Taxes

We file federal and certain state tax returns on a consolidated basis. Other state tax returns are filed for each subsidiary separately. Our effective tax rate was 40% for each of the three months ended March 31, 2002 and 2001.

Pro Forma Statements of Income

During the first quarter of 2000, we changed the structure of our securitizations so that they would no longer be accounted for as sales but rather be recorded as secured financings. This decision is consistent with our business strategy to record high quality earnings and to maintain a conservative, well-capitalized balance sheet. If treated as secured financings, no gain on sale or subsequent contractual servicing and retained interest income is recognized. Instead, the earnings of the automobile contracts in the trust and the related financing costs are reflected over the life of the underlying pool of automobile contracts as net interest income. Additionally, no RISA is recorded on the balance sheet, which must be written off over the life of a securitization. This asset is subject to impairment if assumptions made about the performance of a securitization are not realized.

Over time, our securitizations that were recorded as sales will mature and an increasing percentage of securitized automobile contracts will be represented by securitizations that are accounted for as secured financings. In the interim, we will present pro forma portfolio basis statement of income that present our results under the assumption that all our outstanding securitizations are treated as secured financings rather than as sales. These statements provide a method by which to gauge our year to year performance while we make this transition.

We believe that such a presentation is an important performance measure of our operations during this transitory period. Differences between portfolio basis earnings and reported earnings represent the transitional effect of treating securitizations as secured financings rather than sales. Ultimately, our reported earnings will approach our portfolio basis earnings as we continue to treat future securitizations as secured financings. We refer to these pro forma results as “portfolio basis” statements of income since all automobile contracts would have remained in our on balance sheet contract portfolio if we accounted for the transactions as secured financings.

The growth in our portfolio basis earnings reflects the growth in our managed automobile contract portfolio to $8.4 billion at March 31, 2002 compared with $7.2 billion at March 31, 2001. We monitor the periodic portfolio basis earnings of our managed contract portfolio and believe these portfolio basis statements assist in better understanding our business.

The following tables present the portfolio basis statements of income and reconciliation to net income as reflected in our Consolidated Statements of Income presented under Generally Accepted Accounting Principles, also known as GAAP:

PORTFOLIO BASIS STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

	(Dollars in thousands,
	except per share amounts)
Interest income	$296,076	$284,780
Interest expense	141,307	162,303

Net interest income	154,769	122,477
Net chargeoffs (1)	57,230	32,667
Provision for growth (2)	1,023	5,607

Provision for credit losses	58,253	38,274

Net interest income after provision for credit losses	96,516	84,203
Noninterest income	25,269	20,267
Noninterest expense	60,897	61,345

Income before income tax	60,888	43,125
Income tax (3)	24,119	17,460

Income before minority interest	36,769	25,665
Minority interest in earnings	4,784	4,167

Income before extraordinary item	31,985	21,498
Extraordinary gain from early extinguishment of debt		8

Portfolio basis net income	$31,985	$21,506

Portfolio basis net income per common share — diluted	$0.86	$0.67

GAAP basis net income per common share — diluted	$0.46	$0.55

(1)	Represents actual chargeoffs incurred during the period, net of recoveries.

(2)	Represents additional allowance for credit losses we would set aside due to an increase in the managed contract portfolio.

(3)	Such tax effect is based upon our tax rate for the respective period.

RECONCILIATION OF GAAP BASIS NET INCOME
TO PORTFOLIO BASIS NET INCOME
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

	(Dollars in thousands)
GAAP basis net income	$16,853	$17,716
Portfolio basis adjustments:
Retained interest expense (income)	11,649	(2,836)
Contractual servicing income	(3,539)	(7,365)
Net interest income	12,643	29,268
Provision for credit losses	7,445	(11,292)
Operating expenses	(38)	(51)
Minority interest	(1,873)	(807)

Total portfolio basis adjustments	26,287	6,917
Net tax effect (1)	11,155	3,127

Portfolio basis net income	$31,985	$21,506

(1)	Such tax is based on our tax rate for the respective period.

Financial Condition

Overview

Total assets increased $740 million or 7.3% to $10.8 billion at March 31, 2002 from $10.1 billion at December 31, 2001. The increase was primarily a result of $1.3 billion of automobile contracts originated during the quarter.

Loan Portfolio

The following table sets forth the composition of our loan portfolio by type of loan, including loans held for sale, as of the dates indicated:

	March 31, 2002		December 31, 2001

	Amount	%	Amount	%

	(Dollars in thousands)
Consumer loans:
Automobile contract	$7,640,775	95.8%	$7,173,726	95.2%
Other	7,812	0.1	8,826	0.1

	7,648,587	95.9	7,182,552	95.3
Less: unearned interest	106,517	1.3	108,169	1.4

Total consumer loans	7,542,070	94.6	7,074,383	93.9
Mortgage loans:
Existing properties	343,731	4.3	361,115	4.8
Construction	12,943	0.1	15,638	0.2

	356,674	4.4	376,753	5.0
Less: undisbursed loan proceeds	2,564		3,298

Total mortgage loans	354,110	4.4	373,455	5.0
Commercial loans	79,972	1.0	85,312	1.1

Total loans	$7,976,152	100.0%	$7,533,150	100.0%

Mortgage Loan Portfolio

Our total mortgage loan portfolio consisted of the following:

	March 31, 2002		December 31, 2001

	Amount	%	Amount	%

	(Dollars in thousands)
Single family residential loans:
First trust deeds	$132,782	37.5%	$146,895	39.3%
Second trust deeds	4,231	1.2	4,645	1.3

	137,013	38.7	151,540	40.6
Multifamily residential loans	171,559	48.4	180,850	48.4
Construction loans	12,943	3.7	15,638	4.2
Other	35,159	9.9	28,725	7.7

	356,674	100.7	376,753	100.9
Less: undisbursed loan proceeds	2,564	0.7	3,298	0.9

Total mortgage loans	$354,110	100.0%	$373,455	100.0%

Commercial Loan Portfolio

We had outstanding loan commitments of $137 million at March 31, 2002 compared with $141 million at December 31, 2001. For the three months ended March 31, 2002 and 2001, we originated $61.6 million and $51.8 million of commercial loans, respectively. Amounts outstanding at March 31, 2002 and December 31, 2001 were $80.0 million and $85.3 million, respectively. Though we continue to focus on expanding our commercial banking operation, it has not been a significant source of revenue.

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

At March 31, 2002, the percentage of managed accounts delinquent 30 days or greater was 2.51% compared with 3.72% at December 31, 2001. We calculate delinquency based on the contractual due date. For the three months ended March 31, 2002 and 2001, net chargeoffs on average automobile contracts managed were 2.76% and 1.86%, respectively. The increase in credit loss experience is primarily a result of the current recession. Delinquencies improved over the prior quarter as the economic slowdown abates.

The following table sets forth information with respect to the delinquency of our portfolio of automobile contracts managed, which includes automobile contracts that are owned by us and automobile contracts that have been sold but are managed by us:

	March 31, 2002		December 31, 2001

	Amount	Percentage	Amount	Percentage

	(Dollars in thousands)
Automobile contracts managed	$8,405,634		$8,152,882

Period of delinquency
30-59 days	$149,217	1.78%	$217,873	2.67%
60 days or more	62,026	0.73	85,290	1.05

Total automobile contracts delinquent and delinquencies as a percentage of automobile contracts managed	$211,243	2.51%	$303,163	3.72%

     The following table sets forth information with respect to repossessions in our portfolio of managed automobile contracts:

	March 31, 2002		December 31, 2001

	Number of		Number of
	Contracts	Amount	Contracts	Amount

	(Dollars in thousands)
Automobile contracts managed	704,438	$8,405,634	690,401	$8,152,882

Repossessed vehicles	979	$6,141	1,168	$7,553

Repossessed vehicles as a percentage of number and amount of automobile contracts managed	0.14%	0.07%	0.17%	0.09%

The following table sets forth information with respect to actual credit loss experience on our portfolio of automobile contracts managed:

	Three Months Ended
	March 31,

	2002	2001

	(Dollars in thousands)
Average automobile contracts managed during period	$8,273,297	$6,998,682

Gross chargeoffs	$79,792	$48,226
Recoveries	22,633	15,746

Net chargeoffs	$57,159	$32,480

Net chargeoffs as a percentage of average automobile contracts managed during period	2.76%	1.86%

The following table sets forth the cumulative static pool losses by month for all outstanding public securitized pools:

CUMULATIVE STATIC POOL LOSS CURVES
AT MARCH 31, 2002
(Unaudited)

Period (1)	1998-A	1998-B	1998-C	1999-A	1999-B	1999-C	2000-A	2000-B	2000-C	2000-D	2001-A	2001-B	2001-C	2002-1

1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.04%	0.02%	0.04%	0.04%	0.04%	0.02%	0.03%	0.02%	0.04%	0.04%	0.03%	0.03%	0.04%
3	0.11%	0.08%	0.11%	0.11%	0.11%	0.10%	0.10%	0.09%	0.13%	0.11%	0.09%	0.10%	0.09%
4	0.25%	0.18%	0.23%	0.20%	0.26%	0.25%	0.20%	0.24%	0.27%	0.24%	0.20%	0.21%	0.20%
5	0.44%	0.38%	0.39%	0.33%	0.47%	0.40%	0.36%	0.39%	0.46%	0.39%	0.33%	0.33%	0.35%
6	0.66%	0.59%	0.50%	0.46%	0.66%	0.56%	0.55%	0.59%	0.65%	0.54%	0.50%	0.50%	0.49%
7	0.95%	0.83%	0.61%	0.62%	0.87%	0.71%	0.71%	0.78%	0.81%	0.74%	0.70%	0.69%	0.65%
8	1.23%	1.03%	0.75%	0.76%	1.00%	0.86%	0.91%	0.99%	0.93%	0.93%	0.84%	0.87%	0.81%
9	1.50%	1.21%	0.86%	0.92%	1.13%	1.01%	1.10%	1.17%	1.07%	1.13%	1.04%	1.05%
10	1.79%	1.40%	1.00%	1.11%	1.24%	1.14%	1.27%	1.33%	1.24%	1.34%	1.24%	1.22%
11	2.03%	1.53%	1.17%	1.30%	1.35%	1.34%	1.45%	1.44%	1.41%	1.50%	1.45%	1.36%
12	2.21%	1.62%	1.32%	1.47%	1.44%	1.52%	1.58%	1.57%	1.62%	1.74%	1.67%
13	2.39%	1.74%	1.48%	1.61%	1.58%	1.74%	1.73%	1.72%	1.86%	1.95%	1.90%
14	2.49%	1.84%	1.66%	1.73%	1.74%	1.94%	1.85%	1.86%	2.04%	2.21%	2.09%
15	2.60%	1.96%	1.79%	1.81%	1.85%	2.09%	2.00%	2.04%	2.25%	2.48%
16	2.72%	2.10%	1.91%	1.89%	2.03%	2.27%	2.15%	2.24%	2.45%	2.71%
17	2.85%	2.22%	2.01%	2.00%	2.16%	2.39%	2.37%	2.39%	2.68%	2.89%
18	2.98%	2.40%	2.07%	2.10%	2.30%	2.53%	2.52%	2.55%	2.88%
19	3.11%	2.55%	2.11%	2.24%	2.42%	2.67%	2.67%	2.73%	3.08%
20	3.25%	2.69%	2.17%	2.35%	2.50%	2.81%	2.83%	2.93%	3.23%
21	3.35%	2.79%	2.24%	2.46%	2.58%	2.92%	2.99%	3.12%
22	3.48%	2.85%	2.34%	2.55%	2.67%	3.10%	3.16%	3.27%
23	3.62%	2.89%	2.43%	2.63%	2.77%	3.28%	3.34%	3.38%
24	3.70%	2.92%	2.52%	2.71%	2.87%	3.38%	3.49%
25	3.75%	2.97%	2.62%	2.77%	3.01%	3.55%	3.63%
26	3.80%	3.04%	2.71%	2.82%	3.14%	3.68%
27	3.87%	3.13%	2.80%	2.89%	3.16%	3.84%
28	3.92%	3.18%	2.87%	2.96%	3.29%	3.98%
29	3.98%	3.24%	2.90%	3.02%	3.40%	4.14%
30	4.06%	3.32%	2.95%	3.09%	3.50%	4.19%
31	4.11%	3.38%	3.00%	3.17%	3.61%
32	4.17%	3.43%	3.02%	3.20%	3.68%
33	4.22%	3.47%	3.08%	3.27%	3.74%
34	4.27%	3.48%	3.14%	3.35%
35	4.32%	3.52%	3.15%	3.41%
36	4.34%	3.54%	3.21%	3.47%
37	4.35%	3.58%	3.25%	3.52%
38	4.38%	3.63%	3.30%	3.55%
39	4.39%	3.66%	3.35%
40	4.43%	3.65%	3.39%
41	4.45%	3.69%	3.39%
42	4.50%	3.73%
43	4.47%	3.75%
44	4.50%	3.79%
45	4.52%	3.81%
46	4.55%	3.81%
47	4.56%
48	4.56%
49	4.56%
Prime Mix (2)	57%	67%	70%	70%	70%	67%	68%	69%	68%	68%	71%	71%	76%	70%

(1)	Represents the number of months since the inception of the securitization.

(2)	Represents the original percentage of prime automobile contracts securitized within each pool.

Real Estate Loan Quality

Our only category of mortgage delinquencies over 60 days was single family mortgages. We had $6.0 million mortgage loans, or 3.38% of total mortgage loans, past due over 60 days at March 31, 2002 compared with $7.0 million, or 3.79% of total mortgage loans, at December 31, 2001.

Nonperforming Assets

Nonperforming assets, also known as NPAs, consist of nonperforming loans, also known as NPLs, Chapter 13 bankruptcy accounts greater than 120 days delinquent, repossessed automobiles, and real estate owned, also known as REO. For those accounts that are in Chapter 13 bankruptcy and are contractually past due greater than 120 days, all accrued interest is reversed and income is recognized on a cash basis. REO is carried at lower of cost or fair value. NPLs are defined as all nonaccrual loans. This includes mortgage loans 90 days or more past due and impaired loans where full collection of principal and interest is not reasonably assured. NPAs increased $0.8 million to $29.1 million at March 31, 2002 compared with $28.3 million at December 31, 2001. NPAs represented 0.3% of total assets at both March 31, 2002 and December 31, 2001. There were no impaired loans at March 31, 2002 and December 31, 2001.

When a loan is designated as nonaccrual, all previously accrued but unpaid interest is reversed. For the three months ended March 31, 2002 and 2001, nonperforming loans excluded from interest income was $0.6 million and $0.4 million, respectively.

Allowance for Credit Losses

Our allowance for credit losses was $188 million at March 31, 2002 compared to $171 million at December 31, 2001. For the three months ended March 31, 2002 and 2001, the provision for credit losses was $65.7 million and $27.0 million. For the three months ended March 31, 2002 and 2001, net chargeoffs totaled $47.5 million and $19.9 million, respectively. The increase in the allowance for credit losses was the result of a higher level of automobile contracts held on balance sheet as well as higher chargeoffs related to a slowing economy. The allowance for credit losses as a percentage of owned loans outstanding was 2.4% at March 31, 2002 compared to 2.3% at December 31, 2001.

We believe that the allowance for credit losses is currently adequate to cover probable losses in our owned portfolio that can be reasonably estimated. No single loan, borrower or series of such loans comprises a significant portion of the total portfolio. The provision and allowance for credit losses are indicative of loan volumes, loss trends and management’s analysis of market conditions.

The following table sets forth the activity in the allowance for credit losses:

	Three Months Ended
	March 31,

	2002	2001

	(Dollars in thousands)
Balance at beginning of period	$171,432	$104,006
Chargeoffs:
Mortgage loans	(68)	(161)
Consumer loans	(64,600)	(28,303)

	(64,668)	(28,464)
Recoveries:
Mortgage loans		1
Consumer loans	17,161	8,567

	17,161	8,568

Net chargeoffs	(47,507)	(19,896)
Write-down on nonperforming assets	(1,360)	(1,032)
Provision for credit losses	65,698	26,982

Balance at end of period	$188,263	$110,060

Ratio of net chargeoffs during the period (annualized) to average loans owned during the period	2.49%	1.52%

The following table presents summarized data relative to the allowance for credit and real estate losses at the dates indicated:

	March 31,	December 31,
	2002	2001

	(Dollars in thousands)
Total loans (1)	$7,976,152	$7,533,150
Allowance for credit losses	188,263	171,432
Allowance for real estate owned losses	250	250
Loans past due 60 days or more	56,573	74,851
Nonperforming loans (2)	5,166	6,772
Nonperforming assets (3)	29,103	28,341
Allowance for credit losses as a percent of:
Total loans (1)	2.4%	2.3%
Loans past due 60 days or more	332.8%	229.0%
Nonperforming loans	3,644.3%	2,531.5%
Total allowance for credit losses and REO losses as a percent of nonperforming assets	647.7%	605.8%
Nonperforming loans as a percent of total loans	0.1%	0.1%
Nonperforming assets as a percent of total assets	0.3%	0.3%

(1)	Loans net of unearned interest and undisbursed loan proceeds.

(2)	All nonperforming loans are on nonaccrual.

(3)	Nonperforming loans, Chapter 13 bankruptcy accounts greater than 120 days delinquent, repossessed automobiles and real estate owned.

Capital Resources and Liquidity

Overview

We require substantial capital resources and cash to support our business. Our ability to maintain positive cash flows from operations is the result of consistent managed growth, favorable loss experience and efficient operations.

In addition to our indirect statement of cash flows as presented GAAP, we also analyze the key cash flows from our automobile lending operations on a direct basis excluding certain items such as the purchase or sale of loans. The following table shows our operating cash flows from our automobile lending operations:

	Three Months Ended
	March 31,

	2002	2001

	(Dollars in thousands)
Cash flows from owned loans	$102,539	$75,635
Cash flows from trusts	2,729	16,395
Contractual servicing income	3,539	7,365
Other fee income	21,588	18,002
Less:
Dealer participation	29,603	29,295
Operating costs	51,540	52,297

Operating cash flows	$49,252	$35,805

Operating cash flows improved for the three months ended March 31, 2002 compared with the three months ended March 31, 2001 as a result of an increase in the managed portfolio and improved operating efficiencies over the prior year.

Principal Sources of Cash

•	Collections of Principal and Interest from Automobile Contracts — For the three months ended March 31, 2002, principal and interest collections totaled $1.8 billion compared with $1.5 billion for the same period in 2001.

•	Deposits — Deposits were $2.3 billion at March 31, 2002 and December 31, 2001.

•	Automobile Contract Securitizations — Securitizations totaled $2.6 billion for the three months ended March 31, 2002, of which approximately $1.8 billion was through a public transaction and $775 million was a private placement through a conduit facility. Securitizations totaled $1.0 billion for the same period in the prior year.

•	Other Borrowings — Other borrowings, which include securities sold under agreements to repurchase and FHLB advances, decreased to $139 million at March 31, 2002 from $699 million at December 31, 2001.

Principal Uses of Cash

•	Acquisition of Loans and Investment Securities — For the three months ended March 31, 2002, loan originations totaled $1.3 billion compared with $1.2 billion for the same period in 2001. We purchased $355 million of MBS and other investment securities during the three months ended March 31, 2002 compared with $209 million during the same respective period in 2001.

•	Payments of Principal and Interest on Securitizations — Payments of principal and interest to noteholders and certificateholders totaled $1.6 billion, including the redemption of our $650 million conduit facility, for the three months ended March 31, 2002 compared with $778 million for the same period in the prior year.

•	Amounts Paid to Dealers — For the three months ended March 31, 2002, participation paid by us to dealers was $29.6 million compared with $29.3 for the same period in 2001.

•	Advances to Spread Accounts — The amounts due from trusts, including initial advances not yet returned, was $128 million at March 31, 2002 compared with $136 million at December 31, 2001.

•	Operating Our Business — For the three months ended March 31, 2002, operating expenses totaled $60.9 million compared with $61.3 million for the same respective period in 2001.

Capital Requirements

The Bank is a federally chartered savings bank. As such, it is subject to certain minimum capital requirements imposed by the Financial Institutions Reform, Recovery and Enforcement Act, also known as FIRREA and the Federal Deposit Insurance Corporation Improvement Act, also known as FDICIA. FDICIA separates all financial institutions into one of five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” In order to be considered “well capitalized,” an institution must have a total risk-based capital ratio of 10.0% or greater, a Tier 1 or core risk-based capital ratio of 6.0% or greater, a leverage ratio of 5.0% or greater and not be subject to any OTS order. The Bank currently meets all of the requirements of a “well capitalized” institution.

The following table summarizes the Bank’s actual capital and required capital as of March 31, 2002 and December 31, 2001:

			Tier 1
	Tangible	Core	Risk-Based	Risk-Based
	Capital	Capital	Capital	Capital

	(Dollars in thousands)
March 31, 2002
Actual Capital:
Amount	$658,151	$658,151	$658,151	$903,409
Capital ratio	7.18%	7.18%	8.64%	11.87%
FIRREA minimum required capital:
Amount	$137,565	$275,130	N/A	$609,067
Capital ratio	1.50%	3.00%	N/A	8.00%
Excess	$520,586	$383,021	N/A	$294,342
FDICIA well capitalized required capital:
Amount	N/A	$458,550	$456,800	$761,333
Capital ratio	N/A	5.00%	6.00%	10.00%
Excess	N/A	$199,601	$201,351	$142,076
December 31, 2001
Actual Capital:
Amount	$602,491	$602,491	$602,491	$841,144
Capital ratio	7.29%	7.29%	8.49%	11.86%
FIRREA minimum required capital:
Amount	$123,957	$247,915	N/A	$567,523
Capital ratio	1.50%	3.00%	N/A	8.00%
Excess	$478,534	$354,576	N/A	$273,621
FDICIA well capitalized required capital:
Amount	N/A	$413,192	$425,642	$709,404
Capital ratio	N/A	5.00%	6.00%	10.00%
Excess	N/A	$189,299	$176,849	$131,740

The following table reconciles the Bank’s capital in accordance with GAAP to the Bank’s tangible, core and risk-based capital:

	March 31,	December 31,
	2002	2001

	(Dollars in thousands)
Bank’s shareholder’s equity — GAAP basis	$515,597	$472,132
Adjustments for tangible and core capital:
Unrealized losses under SFAS 115 and SFAS 133	47,273	52,214
Non-permissible activities	(142)	(116)
Minority interest in equity of subsidiaries	95,423	78,261

Total tangible and core capital	658,151	602,491
Adjustments for risk-based capital:
Subordinated debentures (1)	149,579	149,554
General loan valuation allowance (2)	95,679	89,099

Risk-based capital	$903,409	$841,144

(1)	Excludes capitalized discounts and issue costs.

(2)	Limited to 1.25% of risk-weighted assets.

Forward-Looking Statements

This Form 10-Q includes and incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These statements are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause actual results to differ materially from those expressed in or implied by these forward-looking statements.

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

Available Information

The company provides access to all filings with the Securities and Exchange Commission on its Web site at http:\\www.westcorpinc.com free of charge on the same day as these reports are electronically filed with the Commission. The information contained in our Web site does not constitute part of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

The Asset/Liability Committee closely monitors interest rate and prepayment risks and recommends policies for managing such risks. The primary measurement tool for evaluating this risk is the use of interest rate shock analysis. This analysis simulates the effects of an instantaneous and sustained change in interest rates (in increments of 100 basis points) on our assets and liabilities and measures the resulting increase or decrease to our net portfolio value, also known as NPV. NPV is the discounted value of the future cash flows (or ‘paths’ of cash flows in the presence of options based on volatility assumptions and an arbitrage free Monte Carlo simulation method to achieve the current market price) of all assets minus all liabilities whose value is affected by interest rate changes plus the book value of non-interest rate sensitive assets minus the book value of non-interest rate sensitive liabilities. The NPV ratio is the ratio of the NPV to the market value of our assets as calculated above. In general, an increase in interest rates would more adversely affect our NPV than would a decrease in interest rates.

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

The following table summarizes our maturity GAP position:

	Interest Rate Sensitivity Analysis at March 31, 2002

				3 Years
	Within	3 Months	1 Year to	to	After 5
	3 Months	to 1 Year	3 Years	5 Years	Years	Total

	(Dollars in thousands)
Interest earning assets:
Investment securities	$9,662				$1,020	$10,682
Other investments	300,133	$510				300,643
Mortgage-backed securities	378,226	765,441	$670,623	$237,916	129,899	2,182,105

Total investments	688,021	765,951	670,623	237,916	130,919	2,493,430
Consumer loans (1)	549,404	1,946,562	3,590,512	1,418,350	37,241	7,542,069
Mortgage loans:
Adjustable rate (2)	279,418	44,379				323,797
Fixed rate (2)	2,293	5,086	7,305	2,918	2,333	19,935
Construction loans (2)	10,379					10,379
Commercial loans (2)	72,832	4,168	1,389	445	1,138	79,972

Total interest earning assets	1,602,347	2,766,146	4,269,829	1,659,629	171,631	10,469,582
Interest bearing liabilities:
Deposits:
Passbook accounts (3)	2,029	5,447	3,150			10,626
Demand deposit and money market accounts (3)	110,920	225,294	444,619			780,833
Certificate accounts (4)	281,519	861,685	187,919	3,669		1,334,792
FHLB advances (4)					2,881	2,881
Securities sold under agreements to repurchase (4)	136,365					136,365
Subordinated debentures (4)					147,850	147,850
Notes payable on automobile secured financing (4)	3,838,611	1,718,221	1,510,992	144,086		7,211,910
Other borrowings (4)	8,700					8,700

Total interest bearing liabilities	4,378,144	2,810,647	2,146,680	147,755	150,731	9,633,957

Excess interest earning/bearing assets (liabilities)	(2,775,797)	(44,501)	2,123,149	1,511,874	20,900	835,625
Effect of hedging activities (5)	4,162,875	(1,164,165)	(2,159,278)	(364,932)	(474,500)

Hedged excess (deficit)	$1,387,078	$(1,208,666)	$(36,129)	$1,146,942	$(453,600)	$835,625

Cumulative excess	$1,387,078	$178,412	$142,283	$1,289,225	$835,625	$835,625

Cumulative excess as a percentage of total interest earning assets	13.25%	1.70%	1.36%	12.31%	7.98%	7.98%

(1)	Based on contractual maturities adjusted by our historical prepayment rate.

(2)	Based on interest rate repricing adjusted for projected prepayments.

(3)	Based on assumptions established by the OTS.

(4)	Based on contractual maturity.

(5)	Includes effect of interest rate swaps designated against deposits and securities sold under agreements to repurchase.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 2, 2002, we held our annual shareholders’ meeting. There were 39,096,116 shares of common stock outstanding entitled to vote, and a total of 38,225,964 (98.08%) were represented at the meeting in person or by proxy. The following summarizes vote results of proposals submitted to our shareholders:

1.	Proposal to elect one Class I Director for term expiring 2003 and three Class II Directors for terms expiring in 2004

NAME	FOR	WITHHELD

Thomas A. Wolfe, Class I	36,746,491	1,509,473
Ernest S. Rady, Class II	36,756,028	1,499,936
James R. Dowlan, Class II	38,045,656	210,308
Judith M. Bardwick, Class II	38,188,776	67,188

2.	Proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2002

FOR	AGAINST	ABSTAIN

37,940,176	292,052	23,736

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

We filed a report on Form 8-K on February 11, 2002 to present the consolidated financial statements as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Westcorp

(Registrant)

Date:	May 14, 2002	By:	/s/ Thomas A. Wolfe

Thomas A. Wolfe President and Director

Date:	May 14, 2002	By:	/s/ Lee a. Whatcott

Lee A. Whatcott Executive Vice President (Principal Financial and Accounting Officer), Chief Financial Officer and Chief Operating Officer