Form 10-Q
period 2002-06-30
WESTCORP /CA/
filed 2002-08-09
CIK 813461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes           No

As of July 31, 2002, the registrant had 39,191,539 outstanding shares of common stock, $1.00 par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 34.

WESTCORP AND SUBSIDIARIES

FORM 10-Q

June 30, 2002

______________

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
	2002	2001

	(Dollars in thousands)
ASSETS

Cash and cash equivalents	$333,133	$104,327

Investment securities available for sale	11,900	10,511

Mortgage-backed securities available for sale	2,072,794	2,092,225

Loans receivable	8,634,516	7,533,150

Allowance for credit losses	(210,273)	(171,432)

Loans receivable, net	8,424,243	7,361,718

Amounts due from trusts	121,077	136,131

Retained interest in securitized assets	11,183	37,392

Premises and equipment, net	80,385	79,258

Other assets	244,096	250,835

TOTAL ASSETS	$11,298,811	$10,072,397

LIABILITIES

Deposits	$2,187,880	$2,329,326

Notes payable on automobile secured financing	7,513,136	5,886,227

Securities sold under agreements to repurchase	123,708	155,190

Federal Home Loan Bank advances	2,847	543,417

Amounts held on behalf of trustee	232,482	280,496

Subordinated debentures	441,070	147,714

Other borrowings	8,470	25,068

Other liabilities	90,654	85,994

TOTAL LIABILITIES	10,600,247	9,453,432

Minority interest	96,778	78,261

SHAREHOLDERS’ EQUITY

Common stock, (par value $1.00 per share; authorized 65,000,000 shares; issued and outstanding 39,171,833 shares in June 2002 and 35,802,491 in December 2001)	39,172	35,802

Paid-in capital	348,688	301,955

Retained earnings	293,780	263,853

Accumulated other comprehensive loss, net of tax	(79,854)	(60,906)

TOTAL SHAREHOLDERS’ EQUITY	601,786	540,704

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,298,811	$10,072,397

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Dollars in thousands, except share and per share amounts)
Interest income:

Loans, including fees	$249,863	$198,731	$482,776	$371,374

Mortgage-backed securities	27,713	34,774	55,726	72,126

Other	2,432	2,095	3,702	4,767

TOTAL INTEREST INCOME	280,008	235,600	542,204	448,267

Interest expense:

Deposits	20,186	32,247	41,196	65,752

Notes payable on automobile secured financing	103,155	81,008	195,172	154,017

Other	9,770	13,395	16,812	26,308

TOTAL INTEREST EXPENSE	133,111	126,650	253,180	246,077

NET INTEREST INCOME	146,897	108,950	289,024	202,190

Provision for credit losses	62,350	39,640	128,048	66,623

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	84,547	69,310	160,976	135,567

Noninterest income:

Automobile lending	16,080	23,428	27,755	50,363

Other	4,652	3,044	10,137	6,579

TOTAL NONINTEREST INCOME	20,732	26,472	37,892	56,942

Noninterest expenses:

Salaries and associate benefits	36,184	37,931	71,055	73,608

Credit and collections	10,175	6,443	18,253	12,861

Data processing	4,560	4,947	9,139	9,436

Other	13,855	13,636	27,187	28,377

TOTAL NONINTEREST EXPENSES	64,774	62,957	125,634	124,282

INCOME BEFORE INCOME TAX	40,505	32,825	73,234	68,227

Income tax	15,185	12,515	28,149	26,848

INCOME BEFORE MINORITY INTEREST	25,320	20,310	45,085	41,379

Minority interest in earnings of subsidiaries	3,612	3,421	6,523	6,782

INCOME BEFORE EXTRAORDINARY ITEM	21,708	16,889	38,562	34,597

Extraordinary gain from early extinguishment of debt (net of income taxes of $6 and $11, respectively)		8		16

NET INCOME	$21,708	$16,897	$38,562	$34,613

Net income per common share – basic:

Income before extraordinary item	$0.55	$0.50	$1.02	$1.06

Extraordinary item	0.00	0.00	0.00	0.00

Net income	$0.55	$0.50	$1.02	$1.06

Net income per common share – diluted:

Income before extraordinary item	$0.55	$0.50	$1.00	$1.05

Extraordinary item	0.00	0.00	0.00	0.00

Net income	$0.55	$0.50	$1.00	$1.05

Weighted average number of common shares outstanding:

Basic	39,140,543	33,509,549	37,972,632	32,731,454

Diluted	39,691,778	33,753,794	38,381,102	32,920,043

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					Other
					Comprehensive
		Common	Paid-in	Retained	Income (Loss),
	Shares	Stock	Capital	Earnings	Net of Tax	Total

		(Dollars in thousands, except share amounts)
Balance at January 1, 2001	31,931,826	$31,932	$246,889	$223,163	$(14,816)	$487,168

Net income				55,690		55,690

Unrealized gains on securities available for sale and retained interest in securitized assets, net of tax (1)					12,309	12,309

Reclassification adjustment for losses on securities available for sale included in net income (2)					1,050	1,050

Unrealized hedge losses on cash flow hedges, net of tax (3)					(75,048)	(75,048)

Reclassification adjustment for losses on cash flow hedges included in income (4)					15,599	15,599

Comprehensive income						9,600

Issuance of subsidiary common stock			(3,205)			(3,205)

Issuance of common stock	3,870,665	3,870	58,271			62,141

Cash dividends				(15,000)		(15,000)

Balance at December 31, 2001	35,802,491	35,802	301,955	263,853	(60,906)	540,704

Net income				38,562		38,562

Unrealized gain on securities available for sale and retained interest in securitized assets, net of tax (1)					12,290	12,290

Unrealized hedge losses on cash flow hedges, net of tax (3)					(62,235)	(62,235)

Reclassification adjustment for losses on cash flow hedges included in income (4)					30,997	30,997

Comprehensive income						19,614

Issuance of subsidiary common stock			(2,381)			(2,381)

Issuance of common stock	3,369,342	3,370	49,114			52,484

Cash dividends				(8,635)		(8,635)

Balance at June 30, 2002	39,171,833	$39,172	$348,688	$293,780	$(79,854)	$601,786

(1)	The pre-tax amount in unrealized gains on securities available for sale and retained interest in securitized assets was $20.8 million for the six months ended June 30, 2002 compared with $20.9 million for the period ended December 31, 2001.

(2)	There was no pre-tax amount of unrealized gains or losses on securities available for sale reclassified into earnings for the six months ended June 30, 2002 compared with an unrealized loss of $1.8 million for the year ended December 31, 2001.

(3)	The pre-tax amount of unrealized losses on cash flow hedges was $105 million for the six months ended June 30, 2002 compared with $127 million for the year ended December 31, 2001.

(4)	The pre-tax amount of unrealized losses on cash flow hedges reclassified into earnings was $52.5 million for the six months ended June 30, 2002 compared with $26.4 million for the year ended December 31, 2001.

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

	(Dollars in thousands)
OPERATING ACTIVITIES

Net income	$38,562	$34,613

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for credit losses	128,048	66,623

Depreciation and amortization	92,831	47,022

Amortization of retained interest in securitized assets	24,912	36,236

Loans held for sale:

Proceeds from sale of mortgage loans	554	1,875

Decrease (increase) in other assets	21,959	(40,334)

Increase in other liabilities	4,659	15,210

Other, net	5,724	10,775

NET CASH PROVIDED BY OPERATING ACTIVITIES	317,249	172,020

INVESTING ACTIVITIES

Loans receivable:

Origination of loans	(2,913,434)	(2,623,238)

Participation paid to dealers	(65,253)	(61,897)

Loan payments and payoffs	1,743,684	1,074,601

Investment securities available for sale:

Purchases	(2,404)	(1,101)

Proceeds from sale	485

Proceeds from maturities	426	896

Mortgage-backed securities:

Purchases	(445,172)	(641,956)

Proceeds from sale		137,568

Payments received	469,006	392,579

Decrease in amounts due from trusts	15,054	125,625

Purchase of premises and equipment	(12,410)	(6,378)

Proceeds from sale of premises and equipment	5,807

Other, net		625

NET CASH USED IN INVESTING ACTIVITIES	(1,204,211)	(1,602,676)

FINANCING ACTIVITIES

Decrease in deposits	(163,346)	(248,848)

Decrease in securities sold under agreements to repurchase	(32,548)	(20,846)

Proceeds from notes payable on automobile secured financing	4,317,352	2,365,412

Payments on notes payable on automobile secured financing	(2,700,726)	(644,530)

Decrease in other borrowings	(16,598)	(22,517)

Decrease in amounts held on behalf of trustee	(48,014)	(108,300)

Decrease in FHLB advances	(540,570)	(18,078)

Increase (decrease) in subordinated debentures	292,843	(1,505)

Proceeds from issuance of common stock	52,484	61,827

Proceeds from issuance of subsidiary common stock	10,292	8,724

Cash dividends	(8,635)	(7,124)

Payments on cash flow hedges	(46,766)	(21,636)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,115,768	1,342,579

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	228,806	(88,077)

Cash and cash equivalents at beginning of period	104,327	128,763

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$333,133	$40,686

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2001 included in the Westcorp Form 10-K.

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

Note 2 – Mortgage-Backed Securities Available for Sale

Mortgage-backed securities available for sale consisted of the following:

	June 30, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

	(Dollars in thousands)
GNMA certificates	$2,006,641	$22,664	$4,562	$2,024,743

FNMA participation certificates	44,030	430		44,460

FHLMC participation certificates	1,431	23		1,454

Other	2,137			2,137

	$2,054,239	$23,117	$4,562	$2,072,794

	December 31, 2001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

		(Dollars in thousands)
GNMA certificates	$2,040,110	$12,527	$16,268	$2,036,369

FNMA participation certificates	51,353	541		51,894

FHLMC participation certificates	1,679	13		1,692

Other	2,270			2,270

	$2,095,412	$13,081	$16,268	$2,092,225

Note 3 – Net Loans Receivable

Net loans receivable consisted of the following:

	June 30,	December 31,
	2002	2001

	(Dollars in thousands)
Consumer:

Automobile contracts	$8,190,755	$7,045,578

Dealer participation, net of deferred contract fees	144,995	128,148

Other	6,530	8,826

Unearned discounts	(105,455)	(108,169)

	8,236,825	7,074,383

Real Estate:

Mortgage	321,521	361,115

Construction	8,938	15,638

	330,459	376,753

Undisbursed loan proceeds	(1,765)	(3,298)

	328,694	373,455

Commercial	68,997	85,312

	8,634,516	7,533,150

Allowance for credit losses	(210,273)	(171,432)

	$8,424,243	$7,361,718

Loans managed by us, excluding dealer participation, totaled $9.3 billion as of June 30, 2002 compared with $8.6 billion at December 31, 2001. Of the $9.3 billion at June 30, 2002, $8.5 billion were owned by us and $0.8 billion were owned by securitization trusts. Of the $8.6 billion at December 31, 2001, $7.4 billion were owned by us and $1.2 billion were owned by securitization trusts.

There were no impaired loans at June 30, 2002 and December 31, 2001.

Note 4 – Retained Interest in Securitized Assets

The following table presents the activity of the retained interest in securitized assets, otherwise known as RISA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Dollars in thousands)
Beginning balance	$22,536	$98,167	$37,392	$111,558

Amortization	(10,534)	(18,065)	(24,912)	(32,431)

Change in unrealized gain/loss on RISA (1)	(819)	500	(1,297)	1,475

Balance at end of period (2)	$11,183	$80,602	$11,183	$80,602

(1)	The change in unrealized gain/loss on RISA represents temporary changes in valuation including changes in the discount rate based on the current interest rate environment. Such amounts will not be realized unless the RISA is sold. Changes in prepayment and credit loss assumptions for the RISA are other than temporary in nature and impact the value of the RISA. Such other than temporary differences are immediately recognized in income as a component of retained interest income.

(2)	There are no restrictions on the RISA.

         The following table presents the estimated future undiscounted retained interest earnings to be received from securitizations:

	June 30,	December 31,
	2002	2001

	(Dollars in thousands)
Estimated net undiscounted RISA earnings	$52,072	$87,358

Off balance sheet allowance for credit losses	(39,267)	(47,235)

Discount to present value	(1,622)	(2,731)

Retained interest in securitized assets	$11,183	$37,392

Outstanding balance of automobile contracts sold through securitizations	$826,519	$1,215,058

Off balance sheet allowance for losses as a percent of automobile contracts sold through securitizations	4.75%	3.89%

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

Note 5 – Deposits

Deposits consisted the following:

	Weighted
	Average Rate	June 30,	December 31,
	2002	2002	2001

		(Dollars in thousands)
Noninterest bearing deposits	—	$125,550	$100,170

Demand deposit accounts	1.8%	2,463	1,124

Passbook accounts	0.4	9,913	11,192

Money market deposit accounts	2.1	785,572	858,371

Brokered certificate accounts	4.9		56,302

Certificate accounts	5.0	1,264,382	1,302,167

		$2,187,880	$2,329,326

Note 6 – Notes Payable on Automobile Secured Financing

For the three and six months ended June 30, 2002, we issued $1.8 billion and $4.3 billion of notes secured by automobile contracts, respectively. The $1.8 billion was through a public transaction. Of the $4.3 billion, $3.5 billion was through public transactions and $775 million was through a private placement. The private placement was through a conduit facility established in January 2002. There were $7.5 billion of notes payable on automobile secured financing outstanding at June 30, 2002 compared with $5.9 billion at December 31, 2001. Of these amounts, we had no amounts outstanding on a conduit facility at June 30, 2002, compared to $650 million at December 31, 2001. In May 2002, we redeemed our $775 million conduit facility.

Interest payments on the public transactions are due quarterly, in arrears, based on the respective note’s interest rate. Interest payments on the conduit facilities were due monthly, in arrears, based on the respective note’s interest rate. For the three and six months ended June 30, 2002, interest expense on all notes payable on automobile secured financing, including interest payments under interest rate swap agreements, totaled $103 million and $195 million, respectively, compared with $81.0 million and $154 million for the same respective periods in 2001.

Note 7 – Subordinated Debentures

On May 3, 2002, the Bank raised $300 million through a subordinated capital debenture offering that closed on May 3, 2002. The debentures have a coupon of 9.625% and a yield to maturity of 9.70%. The all-in cost of these debentures, including issue costs, is 10.0%. The debentures mature on May 15, 2012.

In order to utilize the proceeds from the debentures to fund our growth, WFS entered into an unsecured promissory note with the Bank for the sum of $300 million on May 3, 2002. Interest payments are due semi-annually in arrears at a fixed rate per annum of 10.25%. The promissory note is due on or before May 15, 2012.

Note 8 – Dividends

On May 2, 2002, we declared a cash dividend of $0.12 per share for shareholders of record as of August 6, 2002 with a payable date of August 20, 2002.

Note 9 – Subsequent Events

On July 17, 2002, we announced a proposal to acquire the outstanding 16% minority interest in WFS, representing approximately 6.6 million common shares, through a reorganization of WFS into WFB, our wholly owned subsidiary. Under the terms of our proposal, the public holders of WFS common shares would receive .9204 shares of our common shares for each WFS common share outstanding in a tax-free transaction. The proposal is subject to the approval of our Board of Directors and the Board of Directors of WFS and WFB, the negotiation and execution of a definitive agreement and any required regulatory approvals. The reorganization is also subject to the approval of a majority of WFS’ minority shareholders.

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

Noninterest income is primarily made up of revenues generated from the sale and servicing of automobile contracts and mortgage loans. The primary components of noninterest income include retained interest income on automobile contracts sold, contractually specified servicing fees for the servicing of loans, late charges, and other miscellaneous servicing fee income. Since March 2000, we have structured our securitizations as secured financings and no longer record non-cash gain on sale or subsequent contractual servicing and retained interest income. Instead, the earnings of the automobile contracts in the trust and the related financing costs are reflected over the life of the underlying pool of automobile contracts as net interest income. Other components of noninterest income include gains and losses from the sale of investment securities and mortgage-backed securities, insurance income, fees related to the sales of investment products such as mutual funds and annuities, and fee income from depository accounts. The primary components of noninterest expense are salaries, credit and collection expenses, and data processing costs.

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

Hedging Activities

Deposits and Securities Sold Under Agreements to Repurchase

We may enter into cash flow hedges that will protect against potential changes in interest rates affecting interest payments on future deposits gathered by us and future securities sold under agreements to repurchase. The fair value of the interest rate swap agreements is included in deposits and securities sold under agreements to repurchase, respectively, and any change in the fair value is reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Related interest income or expense is settled on a quarterly basis and is recorded in accumulated other comprehensive income (loss) and reclassified into earnings in the period during which cash flows on the hedged items affect income.

Notes Payable on Automobile Secured Financing

The contracts originated and held by us are fixed rate and, accordingly, we have exposure to changes in interest rates. To protect against potential changes in interest rates affecting interest payments on future securitization transactions, we may enter into various hedge agreements. The market value of these hedge agreements is designed to respond inversely to changes in interest rates. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the hedge transaction. Gains and losses on these agreements are recorded in accumulated other comprehensive income (loss). Any ineffective portion is recognized in interest expense during that period if the hedge is greater than 100% effective. Upon completion of the securitization transaction, the gains or losses are recognized in full as an adjustment to the gain or loss on the sale of the contracts if the securitization transaction is treated as a sale or amortized on a level yield basis over the duration of the notes issued if the transaction is treated as a secured financing.

As we issued certain variable rate notes payable, we may also enter into interest rate swap agreements in order to hedge our variable interest rate exposure on future interest payments. The fair value of the interest rate swap agreements is included in notes payable on automobile secured financing, and any change in the fair value is reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any ineffective portion is recorded in interest expense during that period if the hedge is greater than 100% effective. Related interest income or expense is settled on a quarterly basis and recognized as an adjustment to interest expense in our Consolidated Statements of Income.

Results of Operations

Net Interest Income

Net interest income is affected by the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities (interest rate spread) and the relative amounts of our interest earning assets and interest bearing liabilities. For the three and six months ended June 30, 2002, net interest income totaled $147 million and $289 million, respectively, compared with $109 million and $202 million for the same respective periods in 2001. The increase in net interest income is the result of us holding more automobile contracts on the balance sheet as we utilize our own liquidity sources and completed $3.5 billion in public securitizations and a $775 million conduit financing accounted for as secured financings.

Interest rates for interest earning assets and interest bearing liabilities for the three and six months ended June 30, 2002 and 2001 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	Yield/	Yield/	Yield/	Yield/
	Rate	Rate	Rate	Rate

Interest earning assets:

Total investments:

Mortgage-backed securities	5.42%	6.00%	5.36%	6.30%

Other investments	2.28	5.45	2.57	5.66

Total investments	4.88	5.97	5.02	6.26

Total loans:

Consumer loans	12.62	13.76	12.69	13.80

Mortgage loans (1)	6.14	8.06	6.34	8.24

Commercial loans	5.45	7.71	6.20	8.16

Total loans	12.27	13.22	12.33	13.22

Total interest earning assets	10.55	11.12	10.64	11.11

Interest bearing liabilities:

Deposits	3.70	5.60	3.67	5.65

Notes payable on automobile secured financing	5.66	6.84	5.78	6.97

Securities sold under agreements to repurchase	2.89	4.71	2.87	5.19

FHLB advances and other borrowings	3.57	4.80	2.27	5.30

Subordinated debentures	9.88	8.92	9.75	8.92

Total interest bearing liabilities	5.39	6.33	5.25	6.46

Interest rate spread	5.16%	4.79%	5.39%	4.65%

Net yield on average interest earning assets	5.55%	5.21%	5.70%	5.06%

(1)	For the purposes of these computations, non-accruing loans are included in the average loan amounts outstanding.

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

For the three and six months ended June 30, 2002, the provision for credit losses totaled $62.4 million and $128 million, respectively, compared with $39.6 million and $66.6 million for the same respective periods a year earlier. For the three and six months ended June 30, 2002 and 2001, net chargeoffs were $40.4 million and $87.9 million, compared with $24.4 million and $44.2 million for the same respective periods a year earlier. The increase in the provision for credit losses was a result of our loans held on balance sheet increasing by approximately $1.1 billion or 14.6% from December 31, 2001 as well as an increase in chargeoffs due to the slowdown in the economy. For the three and six months ended June 30, 2002, we recorded $21.9 million and $40.1 million in provisions for credit losses in excess of chargeoffs this quarter as a result of the transitional effects related to the elimination of off balance sheet accounting for securitizations. The allowance for credit losses as a percentage of owned loans outstanding was 2.4% at June 30, 2002 compared with 2.3% at December 31, 2001.

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

The components of automobile lending income were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

		(Dollars in thousands)
Retained interest (expense) income, net of amortization	$(7,015)	$241	$(18,664)	$3,077

Contractual servicing income	2,914	6,135	6,452	13,500

Other fee income	20,181	17,052	39,967	33,786

Total automobile lending income	$16,080	$23,428	$27,775	$50,363

For the three and six months ended June 30, 2002, contract securitizations totaled $1.8 billion and $4.3 billion, respectively, compared with $1.4 billion and $2.4 billion for the same respective periods in 2001. All transactions have been treated as secured financings.

For the three and six months ended June 30, 2002, retained interest expense totaled $7.0 million and $18.7 million, respectively, compared with retained interest income of $0.2 million and $3.1 million for the same respective periods in 2001. For accounting purposes, this income is only recognized on contracts sold through securitizations treated as sales. Retained interest income is dependent upon the average excess spread on the contracts sold, credit losses and the size of the sold portfolio. The retained interest expense recognized in 2002 is the result of higher chargeoffs on our sold portfolio as well as revised estimates of future charge-offs due to the slowdown in the economy.

According to the terms of each securitization transaction, contractual servicing income is generally earned at rates ranging from 1.0% to 1.25% per annum on the outstanding balance of contracts securitized. For accounting purposes, this income is only recognized on contracts sold through securitizations treated as sales. For the three and six months ended June 30, 2002, contractual servicing income totaled $2.9 million and $6.5 million, respectively, compared with $6.1 million and $13.5 million for the same respective periods in 2001. The decline was the result of the decrease in the average balance of the sold portfolio over those periods.

Other fee income consists primarily of documentation fees, late charges and deferment fees on our managed portfolio, including loans securitized in transactions accounted for as sales and secured financings, as well as automobile contracts not securitized. The increase in other fee income is due to the growth in our average managed automobile contract portfolio to $8.6 billion and $8.5 billion for the three and six months ended June 30, 2002, respectively, compared with $7.4 billion and $7.2 billion for the same respective periods in 2001.

Noninterest Expense

For the three months and six months ended June 30, 2002, noninterest expense totaled $64.8 million and $126 million, respectively, compared with $63.0 million and $124 million for the same respective periods in 2001. Noninterest expense as a percent of total revenues improved to 39% and 38% for the three and six months ended June 30, 2002 compared to 46% and 48% for the same respective periods a year ago as a result of improved operating efficiencies.

Income Taxes

We file federal and certain state tax returns on a consolidated basis. Other state tax returns are filed for each subsidiary separately. Our effective tax rate was 38% for the three and six months ended June 30, 2002, compared with 38% and 39% for the same respective periods in 2001.

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

Over time, our securitizations that were recorded as sales will mature and an increasing percentage of securitized automobile contracts will be represented by securitizations that are accounted for as secured financings. In the interim, we will present portfolio basis statements of income that present our results under the assumption that all our outstanding securitizations are treated as secured financings rather than as sales. These statements provide a method by which to gauge our year to year performance while we make this transition.

We believe that such a presentation is an important performance measure of our operations during this transitory period. Differences between portfolio basis earnings and reported earnings represent the transitional effect of treating securitizations as secured financings rather than sales. Ultimately, our reported earnings will approach our portfolio basis earnings as we continue to treat future securitizations as secured financings. We refer to these results as “portfolio basis” statements of income since all automobile contracts would have remained in our on balance sheet contract portfolio if we accounted for the transactions as secured financings.

The growth in our portfolio basis earnings reflects the growth in our managed automobile contract portfolio to $8.9 billion at June 30, 2002 compared with $7.6 billion at June 30, 2001. We monitor the periodic portfolio basis earnings of our managed contract portfolio and believe these portfolio basis statements assist in better understanding our business.

The following tables present the portfolio basis statements of income and reconciliation to net income as reflected in our Consolidated Statements of Income presented in accordance with Generally Accepted Accounting Principles, also known as GAAP:

PORTFOLIO BASIS STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Dollars in thousands, except per share amounts)
Interest income	$308,359	$295,845	$604,435	$580,625

Interest expense	150,925	162,663	292,232	324,966

Net interest income	157,434	133,182	312,203	255,659

Net chargeoffs (1)	47,237	36,580	104,467	69,247

Provision for growth (2)	8,865	7,192	9,888	12,799

Provision for credit losses	56,102	43,772	114,355	82,046

Net interest income after provision for credit losses	101,332	89,410	197,848	173,613

Noninterest income	24,833	20,097	50,102	40,365

Noninterest expense	64,793	62,988	125,690	124,333

Income before income tax	61,372	46,519	122,260	89,645

Income tax (3)	23,008	17,735	47,127	35,195

Income before minority interest	38,364	28,784	75,133	54,450

Minority interest in earnings	5,336	4,942	10,120	9,109

Income before extraordinary item	33,028	23,842	65,013	45,341

Extraordinary gain from early extinguishment of debt		8		16

Portfolio basis net income	$33,028	$23,850	$65,013	$45,357

Portfolio basis net income per common share – diluted	$0.83	$0.71	$1.69	$1.38

GAAP basis net income per common share – diluted	$0.55	$0.50	$1.00	$1.05

(1)	Represents actual chargeoffs incurred during the period, net of recoveries.

(2)	Represents additional allowance for credit losses we would set aside due to an increase in the managed contract portfolio.

(3)	Such tax effect is based upon our tax rate for the respective period.

RECONCILIATION OF GAAP BASIS NET INCOME
TO PORTFOLIO BASIS NET INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Dollars in thousands)
GAAP net income	$21,708	$16,897	$38,562	$34,613

Portfolio basis adjustments:

Retained interest expense (income)	7,015	(241)	18,664	(3,077)

Contractual servicing income	(2,914)	(6,135)	(6,452)	(13,500)

Net interest income	10,537	24,232	23,179	53,469

Provision for credit losses	13,062	8,097	30,231	9,577

Net chargeoffs	(6,814)	(12,228)	(16,538)	(25,000)

Operating expenses	(19)	(31)	(58)	(51)

Minority interest	(1,724)	(1,521)	(3,597)	(2,327)

Total portfolio basis adjustments	19,143	12,173	45,429	19,091

Net tax effect (1)	7,823	5,220	18,978	8,347

Portfolio basis net income	$33,028	$23,850	$65,013	$45,357

(1)	Such tax is based on our tax rate for the respective period.

Financial Condition

Overview

Total assets increased $1.2 billion or 12.2% to $11.3 billion at June 30, 2002 from $10.1 billion at December 31, 2001. The increase was primarily a result of $2.8 billion of automobile contracts originated for the six months ended June 30, 2002.

Loan Portfolio

The following table sets forth the composition of our loan portfolio by type of loan, including loans held for sale, as of the dates indicated:

	June 30, 2002		December 31, 2001

	Amount	%	Amount	%

	(Dollars in thousands)
Consumer loans:

Automobile contract	$8,335,750	96.5%	$7,173,726	95.2%

Other	6,530	0.1	8,826	0.1

	8,342,280	96.6	7,182,552	95.3

Less: unearned interest	105,455	1.2	108,169	1.4

Total consumer loans	8,236,825	95.4	7,074,383	93.9

Mortgage loans:

Existing properties	321,521	3.7	361,115	4.8

Construction	8,938	0.1	15,638	0.2

	330,459	3.8	376,753	5.0

Less: undisbursed loan proceeds	1,765		3,298

Total mortgage loans	328,694	3.8	373,455	5.0

Commercial loans	68,997	0.8	85,312	1.1

Total loans	$8,634,516	100.0%	$7,533,150	100.0%

Mortgage Loan Portfolio

Our total mortgage loan portfolio consisted of the following:

	June 30, 2002		December 31, 2001

	Amount	%	Amount	%

	(Dollars in thousands)
Single family residential loans:

First trust deeds	$119,724	36.4%	$146,895	39.3%

Second trust deeds	3,814	1.2	4,645	1.3

	123,538	37.6	151,540	40.6

Multifamily residential loans	156,108	47.5	180,850	48.4

Construction loans	8,938	2.7	15,638	4.2

Other	41,875	12.7	28,725	7.7

	330,459	100.5	376,753	100.9

Less: undisbursed loan proceeds	1,765	0.5	3,298	0.9

Total mortgage loans	$328,694	100.0%	$373,455	100.0%

Commercial Loan Portfolio

We had outstanding loan commitments of $168 million at June 30, 2002 compared with $141 million at December 31, 2001. For the three and six months ended June 30, 2002 and 2001, we originated $68.9 million and $130 million of commercial loans, respectively, compared with $80.7 million and $132 million for the same respective periods in 2001. Amounts outstanding at June 30, 2002 and December 31, 2001 were $69.0 million and $85.3 million, respectively. Though we continue to focus on expanding our commercial banking operation, it has not been a significant source of revenue.

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

At June 30, 2002, the percentage of managed accounts delinquent 30 days or greater was 2.83% compared with 3.72% at December 31, 2001. We calculate delinquency based on the contractual due date. For the three and six months ended June 30, 2002 and 2001, net chargeoffs on average automobile contracts managed were 2.19% and 2.47%, respectively, compared with 1.95% and 1.90% for the same respective periods in 2001. The increase in credit loss experience is primarily a result of the current recession.

The following table sets forth information with respect to the delinquency of our portfolio of automobile contracts managed, which includes automobile contracts that are owned by us and automobile contracts that have been sold but are managed by us:

	June 30, 2002		December 31, 2001

	Amount	%	Amount	%

	(Dollars in thousands)
Automobile contracts managed	$8,911,809		$8,152,882

Period of delinquency 30-59 days	$180,574	2.03%	$217,873	2.67%

60 days or more	71,744	0.80	85,290	1.05

Total automobile contracts delinquent and delinquencies as a percentage of automobile contracts managed	$252,318	2.83%	$303,163	3.72%

The following table sets forth information with respect to repossessions in our portfolio of managed automobile contracts:

	June 30, 2002		December 31, 2001

	Number of Contracts	Amount	Number of Contracts	Amount

	(Dollars in thousands)
Automobile contracts managed	731,392	$8,911,809	690,401	$8,152,882

Repossessed vehicles	647	$6,809	1,168	$7,553

Repossessed vehicles as a percentage of number and amount of automobile contracts managed	0.09%	0.08%	0.17%	0.09%

The following table sets forth information with respect to actual credit loss experience on our portfolio of automobile contracts managed:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Dollars in thousands)
Automobile contracts managed	$8,911,809	$7,617,921	$8,911,809	$7,617,921

Average automobile contracts managed during period	$8,640,187	$7,408,488	$8,456,742	$7,203,585

Gross chargeoffs	$68,508	$50,711	$148,300	$98,937

Recoveries	21,227	14,585	43,860	30,330

Net chargeoffs	$47,281	$36,126	$104,440	$68,607

Net chargeoffs as a percentage of average automobile contracts managed during period	2.19%	1.95%	2.47%	1.90%

The following table sets forth the cumulative static pool losses by month for all outstanding public securitized pools:

CUMULATIVE STATIC POOL LOSS CURVES
AT JUNE 30, 2002
(Unaudited)

Period (1)	1998-A	1998-B	1998-C	1999-A	1999-B	1999-C	2000-A	2000-B	2000-C	2000-D	2001-A	2001-B	2001-C	2002-1	2002-2

1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

2	0.04%	0.02%	0.04%	0.04%	0.04%	0.02%	0.03%	0.02%	0.04%	0.04%	0.03%	0.03%	0.04%	0.01%	0.00%

3	0.11%	0.08%	0.11%	0.11%	0.11%	0.10%	0.10%	0.09%	0.13%	0.11%	0.09%	0.10%	0.09%	0.06%

4	0.25%	0.18%	0.23%	0.20%	0.26%	0.25%	0.20%	0.24%	0.27%	0.24%	0.20%	0.21%	0.20%	0.15%

5	0.44%	0.38%	0.39%	0.33%	0.47%	0.40%	0.36%	0.39%	0.46%	0.39%	0.33%	0.33%	0.35%

6	0.66%	0.59%	0.50%	0.46%	0.66%	0.56%	0.55%	0.59%	0.65%	0.54%	0.50%	0.50%	0.49%

7	0.95%	0.83%	0.61%	0.62%	0.87%	0.71%	0.71%	0.78%	0.81%	0.74%	0.70%	0.69%	0.65%

8	1.23%	1.03%	0.75%	0.76%	1.00%	0.86%	0.91%	0.99%	0.93%	0.93%	0.84%	0.87%	0.81%

9	1.50%	1.21%	0.86%	0.92%	1.13%	1.01%	1.10%	1.17%	1.07%	1.13%	1.04%	1.05%	0.95%

10	1.79%	1.40%	1.00%	1.11%	1.24%	1.14%	1.27%	1.33%	1.24%	1.34%	1.24%	1.22%	1.07%

11	2.03%	1.53%	1.17%	1.30%	1.35%	1.34%	1.45%	1.44%	1.41%	1.50%	1.45%	1.36%	1.20%

12	2.21%	1.62%	1.32%	1.47%	1.44%	1.52%	1.58%	1.57%	1.62%	1.74%	1.67%	1.53%

13	2.39%	1.74%	1.48%	1.61%	1.58%	1.74%	1.73%	1.72%	1.86%	1.95%	1.90%	1.67%

14	2.49%	1.84%	1.66%	1.73%	1.74%	1.94%	1.85%	1.86%	2.04%	2.21%	2.09%	1.81%

15	2.60%	1.96%	1.79%	1.81%	1.85%	2.09%	2.00%	2.04%	2.25%	2.48%	2.25%

16	2.72%	2.10%	1.91%	1.89%	2.03%	2.27%	2.15%	2.24%	2.45%	2.71%	2.41%

17	2.85%	2.22%	2.01%	2.00%	2.16%	2.39%	2.37%	2.39%	2.68%	2.89%	2.54%

18	2.98%	2.40%	2.07%	2.10%	2.30%	2.53%	2.52%	2.55%	2.88%	3.08%

19	3.11%	2.55%	2.11%	2.24%	2.42%	2.67%	2.67%	2.73%	3.08%	3.22%

20	3.25%	2.69%	2.17%	2.35%	2.50%	2.81%	2.83%	2.93%	3.23%	3.40%

21	3.35%	2.79%	2.24%	2.46%	2.58%	2.92%	2.99%	3.12%	3.38%

22	3.48%	2.85%	2.34%	2.55%	2.67%	3.10%	3.16%	3.27%	3.54%

23	3.62%	2.89%	2.43%	2.63%	2.77%	3.28%	3.34%	3.38%	3.67%

24	3.70%	2.92%	2.52%	2.71%	2.87%	3.38%	3.49%	3.52%

25	3.75%	2.97%	2.62%	2.77%	3.01%	3.55%	3.63%	3.63%

26	3.80%	3.04%	2.71%	2.82%	3.14%	3.68%	3.75%	3.73%

27	3.87%	3.13%	2.80%	2.89%	3.16%	3.84%	3.86%

28	3.92%	3.18%	2.87%	2.96%	3.29%	3.98%	3.97%

29	3.98%	3.24%	2.90%	3.02%	3.40%	4.14%

30	4.06%	3.32%	2.95%	3.09%	3.50%	4.19%

31	4.11%	3.38%	3.00%	3.17%	3.61%	4.30%

32	4.17%	3.43%	3.02%	3.20%	3.68%	4.38%

33	4.22%	3.47%	3.08%	3.27%	3.74%	4.46%

34	4.27%	3.48%	3.14%	3.35%	3.81%

35	4.32%	3.52%	3.15%	3.41%	3.87%

36	4.34%	3.54%	3.21%	3.47%	3.91%

37	4.35%	3.58%	3.25%	3.52%

38	4.38%	3.63%	3.30%	3.55%

39	4.39%	3.66%	3.35%	3.58%

40	4.43%	3.65%	3.39%	3.61%

41	4.45%	3.69%	3.39%	3.63%

42	4.50%	3.73%	3.42%

43	4.47%	3.75%	3.45%

44	4.50%	3.79%	3.47%

45	4.52%	3.81%

46	4.55%	3.81%

47	4.56%	3.83%

48	4.56%	3.84%

49	4.56%	3.85%

50	4.56%

51	4.57%

52	4.57%

Prime Mix (2)	57%	67%	70%	70%	70%	67%	68%	69%	68%	68%	71%	71%	76%	70%	87%

(1)	Represents the number of months since the inception of the securitization.

(2)	Represents the original percentage of prime automobile contracts securitized within each pool.

Real Estate Loan Quality

We had $5.8 million mortgage loans, or 1.74% of total mortgage loans, past due over 60 days at June 30, 2002. Of the $5.8 million, $5.7 million were single family mortgages and $0.1 million were multifamily mortgages. At December 31, 2001, we had $7.0 million of single family mortgages, or 1.85% of total mortgage loans, past due over 60 days.

Nonperforming Assets

Nonperforming assets, also known as NPAs, consist of nonperforming loans, also known as NPLs, Chapter 13 bankruptcy accounts greater than 120 days delinquent, repossessed automobiles, and real estate owned, also known as REO. For those accounts that are in Chapter 13 bankruptcy and are contractually past due greater than 120 days, all accrued interest is reversed and income is recognized on a cash basis. REO is carried at lower of cost or fair value. NPLs are defined as all nonaccrual loans. This includes mortgage loans 90 days or more past due and impaired loans where full collection of principal and interest is not reasonably assured. NPAs increased $1.8 million to $30.1 million at June 30, 2002 compared with $28.3 million at December 31, 2001. NPAs represented 0.3% of total assets at both June 30, 2002 and December 31, 2001. There were no impaired loans at June 30, 2002 and December 31, 2001.

When a loan is designated as nonaccrual, all previously accrued but unpaid interest is reversed. For the six months ended June 30, 2002 and 2001, interest on nonperforming loans excluded from interest income was $0.6 million.

Allowance for Credit Losses

Our allowance for credit losses was $210 million at June 30, 2002 compared to $171 million at December 31, 2001. For the three and six months ended June 30, 2002 and 2001, the provision for credit losses was $62.4 million and $128 million, respectively, compared with $39.6 million and $66.6 million for the same respective periods in 2001. For the three and six months ended June 30, 2002 and 2001, net chargeoffs totaled $40.4 million and $87.9 million, respectively, compared with $24.4 million and $44.2 million for the same respective periods in 2001. The increase in the allowance for credit losses was the result of a higher level of automobile contracts held on balance sheet as well as higher chargeoffs related to a slowing economy. The allowance for credit losses as a percentage of owned loans outstanding was 2.4% at June 30, 2002 compared to 2.3% at December 31, 2001.

We believe that the allowance for credit losses is currently adequate to cover probable losses in our owned portfolio that can be reasonably estimated. No single loan, borrower or series of such loans comprises a significant portion of the total portfolio. The provision and allowance for credit losses are indicative of loan volumes, loss trends and management’s analysis of market conditions.

The following table sets forth the activity in the allowance for credit losses:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(Dollars in thousands)
Balance at beginning of period	$188,263	$110,060	$171,432	$104,006

Chargeoffs:

Mortgage loans	(3)	(496)	(71)	(657)

Consumer loans	(57,494)	(33,094)	(122,095)	(61,397)

	(57,497)	(33,590)	(122,166)	(62,054)

Recoveries:

Mortgage loans		12		13

Consumer loans	17,075	9,227	34,236	17,794

	17,075	9,239	34,236	17,807

Net chargeoffs	(40,422)	(24,351)	(87,930)	(44,247)

Provision for credit losses	62,350	39,640	128,048	66,623

Write-down of non-performing assets	82	(2,773)	(1,277)	(3,806)

Balance at end of period	$210,273	$122,576	$210,273	$122,576

Ratio of net chargeoffs during the period (annualized) to average loans outstanding during the period	1.98%	1.62%	2.23%	1.57%

The following table presents summarized data relative to the allowance for credit and real estate losses at the dates indicated:

	June 30,	December 31,
	2002	2001

	(Dollars in thousands)
Total loans (1)	$8,634,516	$7,533,150

Allowance for credit losses	210,273	171,432

Allowance for real estate owned losses	250	250

Loans past due 60 days or more	66,818	74,851

Nonperforming loans (2)	5,201	6,772

Nonperforming assets (3)	30,107	28,341

Allowance for credit losses as a percent of:

Total loans (1)	2.4%	2.3%

Loans past due 60 days or more	314.7%	229.0%

Nonperforming loans	4,042.9%	2,531.5%

Total allowance for credit losses and REO losses as a percent of nonperforming assets	699.2%	605.8%

Nonperforming loans as a percent of total loans	0.1%	0.1%

Nonperforming assets as a percent of total assets	0.3%	0.3%

(1)	Loans net of unearned interest and undisbursed loan proceeds.

(2)	All nonperforming loans are on nonaccrual.

(3)	Nonperforming loans, Chapter 13 bankruptcy accounts greater than 120 days delinquent, repossessed automobiles and real estate owned, net of allowance.

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

On June 3, 2002, we announced that we are selling, subject to required regulatory approvals, seven Northern California retail bank branches. We believe that we can reduce costs, raise more deposits and reduce our cost of funds by focusing our training, advertising, brand positioning and sales efforts in a more concentrated area. The decision also reflects our commitment on brand development and expansion in Southern California. The sale of our Northern California branches will reduce our total deposit base by approximately $500 million.

The following table sets forth the amount of our deposits by type at the dates indicated:

	June 30,	December 31,
	2002	2001

	(Dollars in thousands)
No minimum term:

Demand deposit accounts	$2,463	$1,124

Passbook accounts	9,913	11,192

Money market accounts	785,572	858,371

Noninterest bearing deposits	125,550	100,170

Certificate accounts:

Certificates (30 days to five years)	1,130,219	1,154,917

IRAs	134,163	147,250

Brokered deposits		56,302

	$2,187,880	$2,329,326

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

In addition to our indirect statement of cash flows as presented in accordance with GAAP, we also analyze the key cash flows from our automobile lending operations on a direct basis excluding certain items such as the purchase or sale of loans. The following table shows our operating cash flows from our automobile lending operations:

	Six Months Ended
	June 30,

	2002	2001

	(Dollars in thousands)
Cash flows from owned loans	$225,512	$159,862

Cash flows from trusts	6,248	35,015

Contractual servicing income	6,452	13,500

Other fee income	43,741	36,440

Less:

Dealer participation	65,253	61,896

Operating costs	106,625	104,066

Operating cash flows	$110,075	$78,855

Operating cash flows improved for the six months ended June 30, 2002 compared with the six months ended June 30, 2001 as a result of an increase in the managed portfolio and improved operating efficiencies over the prior year.

Principal Sources of Cash

•	Collections of Principal and Interest from Automobile Contracts – For the three and six months ended June 30, 2002, principal and interest collections totaled $1.8 billion and $3.6 billion, respectively, compared with $1.6 billion and $3.1 billion for the same respective periods in 2001.

•	Deposits – Deposits were $2.2 billion at June 30, 2002 compared with $2.3 billion at December 31, 2001.

•	Automobile Contract Securitizations – For the three and six months ended June 30, 2002, securitizations totaled $1.8 billion and $4.3 billion, respectively. Of the $4.3 billion, $3.5 billion was through public transactions and $775 million was a private placement through a conduit facility. Securitizations totaled $1.4 billion and $2.4 billion for the same respective periods in 2001.

•	Subordinated Debentures – Proceeds raised from the Bank’s subordinated capital debenture offering in May 2002 totaled $292 million, net of discount and issue costs.

•	Other Borrowings – Other borrowings, which include securities sold under agreements to repurchase and FHLB advances, decreased to $127 million at June 30, 2002 from $699 million at December 31, 2001.

Principal Uses of Cash

•	Acquisition of Loans and Investment Securities – For the three and six months ended June 30, 2002, loan originations totaled $1.6 billion and $2.9 billion, respectively, compared with $1.4 billion and $2.6 billion for the same periods in 2001. We purchased $448 million of MBS and other investment securities during the six months ended June 30, 2002 compared with $643 million during the same respective period in 2001.

•	Payments of Principal and Interest on Securitizations– For the three and six months ended June 30, 2002, payments of principal and interest to noteholders and certificateholders totaled $1.8 billion and $3.3 billion, respectively, compared with $0.9 billion and $1.6 billion for the same respective periods in 2001. Payments for the six months ended June 30, 2002 include redemptions of $1.4 billion on our conduit facilities.

•	Amounts Paid to Dealers– For the three and six months ended June 30, 2002, participation paid by us to dealers was $35.7 million and $65.3 million, respectively, compared with $32.6 million and $61.9 million for the same respective periods in 2001.

•	Advances to Spread Accounts – The amounts due from trusts, including initial advances not yet returned, was $121 million at June 30, 2002 compared with $136 million at December 31, 2001.

•	Operating Our Business – For the three and six months ended June 30, 2002, operating expenses totaled $64.8 million and $126 million, respectively, compared with $63.0 million and $124 million for the same respective periods in 2001.

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

The following table summarizes the Bank’s actual capital and required capital as of June 30, 2002 and December 31, 2001:

			Tier 1
	Tangible	Core	Risk-Based	Risk-Based
	Capital	Capital	Capital	Capital

	(Dollars in thousands)
June 30, 2002

Actual Capital:

Amount	$686,410	$686,410	$686,410	$1,134,586

Capital ratio	6.97%	6.97%	8.39%	13.87%

FIRREA minimum required capital:

Amount	$147,675	$295,349	N/A	$654,516

Capital ratio	1.50%	3.00%	N/A	8.00%

Excess	$538,735	$391,061	N/A	$480,070

FDICIA well capitalized required capital:

Amount	N/A	$492,249	$490,887	$818,145

Capital ratio	N/A	5.00%	6.00%	10.00%

Excess	N/A	$194,161	$195,523	$316,441

December 31, 2001

Actual Capital:

Amount	$602,491	$602,491	$602,491	$841,144

Capital ratio	7.29%	7.29%	8.49%	11.86%

FIRREA minimum required capital:

Amount	$123,957	$247,915	N/A	$567,523

Capital ratio	1.50%	3.00%	N/A	8.00%

Excess	$478,534	$354,576	N/A	$273,621

FDICIA well capitalized required capital:

Amount	N/A	$413,192	$425,642	$709,404

Capital ratio	N/A	5.00%	6.00%	10.00%

Excess	N/A	$189,299	$176,849	$131,740

The following table reconciles the Bank’s capital in accordance with GAAP to the Bank’s tangible, core and risk-based capital:

	June 30,	December 31,
	2002(3)	2001

	(Dollars in thousands)
Bank’s shareholder’s equity — GAAP basis	$517,396	$472,132

Adjustments for tangible and core capital:

Unrealized losses under SFAS 115 and SFAS 133	72,378	52,214

Non-permissible activities	(142)	(116)

Minority interest in equity of subsidiaries	96,778	78,261

Total tangible and core capital	686,410	602,491

Adjustments for risk-based capital:

Subordinated debentures (1)	345,245	149,554

General loan valuation allowance (2)	102,931	89,099

Risk-based capital	$1,134,586	$841,144

(1)	Excludes capitalized discounts and issue costs.

(2)	Limited to 1.25% of risk-weighted assets.

(3)	Subordinated debentures included $200 million of the $300 million that was issued in May 2002. The additional $100 million is still pending regulatory approval to be included as part of capital.

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

The following table summarizes our maturity GAP position:

	Interest Rate Sensitivity Analysis at June 30, 2002

				3 Years
	Within	3 Months	1 Year to	to	After 5
	3 Months	to 1 Year	3 Years	5 Years	Years	Total

	(Dollars in thousands)
Interest earning assets:

Investment securities	$10,877				$1,023	$11,900

Other investments	271,785	$200				271,985

Mortgage-backed securities	450,553	622,005	$643,652	$229,321	127,263	2,072,794

Total investments	733,215	622,205	643,652	229,321	128,286	2,356,679

Consumer loans (1)	547,539	2,147,877	3,958,041	1,539,293	44,075	8,236,825

Mortgage loans:

Adjustable rate (2)	262,169	42,489				304,658

Fixed rate (2)	1,805	4,297	6,193	2,500	2,068	16,863

Construction loans (2)	7,173					7,173

Commercial loans (2)	65,647	631	1,342	262	1,115	68,997

Total interest earning assets	1,617,548	2,817,499	4,609,228	1,771,376	175,544	10,991,195

Interest bearing liabilities:

Deposits:

Passbook accounts (3)	1,887	5,085	2,941			9,913

Demand deposit and money market accounts (3)	125,774	222,768	439,493			788,035

Certificate accounts (4)	343,803	656,305	257,083	7,191		1,264,382

FHLB advances (4)					2,847	2,847

Securities sold under agreements to repurchase (4)	123,708					123,708

Subordinated debentures (4)					441,070	441,070

Notes payable on automobile secured financing (4)	3,369,862	1,869,277	2,096,432	177,565		7,513,136

Other borrowings (4)	8,470					8,470

Total interest bearing liabilities	3,973,504	2,753,435	2,795,949	184,756	443,917	10,151,561

Excess interest earning/bearing assets (liabilities)	(2,355,956)	64,064	1,813,279	1,586,620	(268,373)	839,634

Effect of hedging activities (5)	2,897,584	(556,832)	(1,474,547)	(391,705)	(474,500)

Hedged excess (deficit)	$541,628	$(492,768)	$338,732	$1,194,915	$(742,873)	$839,634

Cumulative excess	$541,628	$48,860	$387,592	$1,582,507	$839,634	$839,634

Cumulative excess as a percentage of total interest earning assets	4.93%	0.44%	3.53%	14.40%	7.64%	7.64%

(1)	Based on contractual maturities adjusted by our historical prepayment rate.

(2)	Based on interest rate repricing adjusted for projected prepayments.

(3)	Based on assumptions established by the OTS.

(4)	Based on contractual maturity.

(5)	Includes effect of interest rate swaps designated against deposits and securities sold under agreements to repurchase.

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

These forward-looking statements are identified by use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms and phrases, including references to assumptions.

The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

•	changes in general economic and business conditions;

•	interest rate fluctuations, including hedging activities;

•	our financial condition and liquidity, as well as future cash flows and earnings;

•	competition;

•	our level of operating expenses;

•	the effect of new laws, regulations and court decisions;

•	the availability of sources of funding;

•	the level of chargeoffs on the automobile contracts that we originate; and

•	significant litigation.

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

None

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.                OTHER INFORMATION

None

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99.1 Certification of CEO and CFO

(b)	Reports on Form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Westcorp

(Registrant)

Date:	August 9, 2002	By:	/s/ THOMAS A. WOLFE Thomas A. Wolfe President and Director

Date:	August 9, 2002	By:	/s/ LEE A. WHATCOTT Lee A. Whatcott Executive Vice President (Principal Financial and Accounting Officer), Chief Financial Officer and Chief Operating Officer