Form 10-Q
period 2002-09-30
WESTCORP /CA/
filed 2002-11-14
CIK 813461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  x       No

As of October 31, 2002, the registrant had 39,199,724 outstanding shares of common stock, $1.00 par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 38.

WESTCORP AND SUBSIDIARIES

FORM 10-Q

September 30, 2002

______________

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
	2002	2001

	(Dollars in thousands)
ASSETS

Cash and cash equivalents	$289,793	$104,327

Investment securities available for sale	11,299	10,511

Mortgage-backed securities available for sale	2,489,300	2,092,225

Loans receivable	9,145,593	7,533,150

Allowance for credit losses	(235,709)	(171,432)

Loans receivable, net	8,909,884	7,361,718

Amounts due from trusts	116,149	136,131

Retained interest in securitized assets	4,027	37,392

Premises and equipment, net	78,612	79,258

Other assets	281,650	250,835

TOTAL ASSETS	$12,180,714	$10,072,397

LIABILITIES

Deposits	$1,871,791	$2,329,326

Notes payable on automobile secured financing	8,015,546	5,886,227

Securities sold under agreements to repurchase	323,755	155,190

Federal Home Loan Bank advances	445,810	543,417

Amounts held on behalf of trustee	213,283	280,496

Subordinated debentures	428,899	147,714

Other borrowings	8,296	25,068

Other liabilities	188,411	85,994

TOTAL LIABILITIES	11,495,791	9,453,432

Minority interest	98,214	78,261

SHAREHOLDERS’ EQUITY

Common stock (par value $1.00 per share; authorized 65,000,000 shares; issued and outstanding 39,192,789 shares in September 2002 and 35,802,491 in December 2001)	39,193	35,802

Paid-in capital	349,356	301,955

Retained earnings	310,749	263,853

Accumulated other comprehensive loss, net of tax	(112,589)	(60,906)

TOTAL SHAREHOLDERS’ EQUITY	586,709	540,704

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,180,714	$10,072,397

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Dollars in thousands, except share and per share amounts)
Interest income:

Loans, including fees	$265,814	$218,910	$748,589	$590,284

Mortgage-backed securities	30,808	32,116	86,534	104,242

Other	2,384	2,015	6,087	6,782

TOTAL INTEREST INCOME	299,006	253,041	841,210	701,308

Interest expense:

Deposits	20,447	26,370	61,642	92,123

Notes payable on automobile secured financing	105,911	90,464	301,083	244,482

Other	13,618	8,564	30,431	34,871

TOTAL INTEREST EXPENSE	139,976	125,398	393,156	371,476

NET INTEREST INCOME	159,030	127,643	448,054	329,832

Provision for credit losses	80,996	60,501	209,043	127,124

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	78,034	67,142	239,011	202,708

Noninterest income:

Automobile lending	15,985	3,948	43,740	54,311

Other	10,402	4,378	20,537	10,972

TOTAL NONINTEREST INCOME	26,387	8,326	64,277	65,283

Noninterest expenses:

Salaries and associate benefits	34,684	33,804	105,738	107,412

Credit and collections	8,442	7,468	26,695	20,329

Data processing	4,485	4,176	13,625	13,612

Other	14,596	14,432	41,783	42,809

TOTAL NONINTEREST EXPENSES	62,207	59,880	187,841	184,162

INCOME BEFORE INCOME TAX	42,214	15,588	115,447	83,829

Income tax	16,801	6,119	44,950	32,967

INCOME BEFORE MINORITY INTEREST	25,413	9,469	70,497	50,862

Minority interest in earnings of subsidiaries	3,740	1,255	10,263	8,036

NET INCOME	$21,673	$8,214	$60,234	$42,826

Net income per common share

Basic	$0.55	$0.23	$1.57	$1.27

Diluted	$0.55	$0.23	$1.55	$1.26

Weighted average number of common shares outstanding:

Basic	39,189,744	35,792,418	38,382,794	33,765,085

Diluted	39,506,307	36,091,155	38,751,631	33,987,939

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					Other
					Comprehensive
		Common	Paid-in	Retained	Income (Loss),
	Shares	Stock	Capital	Earnings	Net of Tax	Total

	(Dollars in thousands, except share amounts)
Balance at January 1, 2001	31,931,826	$31,932	$246,889	$223,163	$(14,816)	$487,168

Net income				55,690		55,690

Unrealized gains on securities available for sale and retained interest in securitized assets, net of tax (1)					12,309	12,309

Reclassification adjustment for losses on securities available for sale included in net income (2)					1,050	1,050

Unrealized hedge losses on cash flow hedges, net of tax (3)					(75,048)	(75,048)

Reclassification adjustment for losses on cash flow hedges included in income (4)					15,599	15,599

Comprehensive income						9,600

Issuance of subsidiary common stock			(3,205)			(3,205)

Issuance of common stock	3,870,665	3,870	58,271			62,141

Cash dividends				(15,000)		(15,000)

Balance at December 31, 2001	35,802,491	35,802	301,955	263,853	(60,906)	540,704

Net income				60,234		60,234

Unrealized gain on securities available for sale and retained interest in securitized assets, net of tax (1)					26,588	26,588

Unrealized hedge losses on cash flow hedges, net of tax (3)					(127,864)	(127,864)

Reclassification adjustment for losses on cash flow hedges included in income (4)					49,593	49,593

Comprehensive income						8,551

Issuance of subsidiary common stock			(1,969)			(1,969)

Issuance of common stock	3,390,298	3,391	49,370			52,761

Cash dividends				(13,338)		(13,338)

Balance at September 30, 2002	39,192,789	$39,193	$349,356	$310,749	$(112,589)	$586,709

(1)	The pre-tax amount in unrealized gains on securities available for sale and retained interest in securitized assets was $45.1 million for the nine months ended September 30, 2002 compared with $20.9 million for the period ended December 31, 2001.

(2)	There was no pre-tax amount of unrealized gains or losses on securities available for sale reclassified into earnings for the nine months ended September 30, 2002 compared with an unrealized loss of $1.8 million for the year ended December 31, 2001.

(3)	The pre-tax amount of unrealized losses on cash flow hedges was $217 million for the nine months ended September 30, 2002 compared with $127 million for the year ended December 31, 2001.

(4)	The pre-tax amount of unrealized losses on cash flow hedges reclassified into earnings was $84.1 million for the nine months ended September 30, 2002 compared with $26.4 million for the year ended December 31, 2001.

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

	(Dollars in thousands)
OPERATING ACTIVITIES

Net income	$60,234	$42,826

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for credit losses	209,043	127,124

Depreciation and amortization	145,205	83,865

Amortization of retained interest in securitized assets	32,612	59,312

Loss due to hedge redesignation	6,033

Loans held for sale:

Proceeds from sale of mortgage loans	554	2,902

Decrease (increase) in other assets	11,686	(95,138)

Increase in other liabilities	102,417	14,149

Other, net	11,254	5,354

NET CASH PROVIDED BY OPERATING ACTIVITIES	579,038	240,394

INVESTING ACTIVITIES

Loans receivable:

Origination of loans	(4,427,803)	(3,977,505)

Participation paid to dealers	(99,706)	(93,260)

Loan payments and payoffs	2,701,770	1,743,332

Investment securities available for sale:

Purchases	(4,842)	(2,568)

Proceeds from sale	485

Proceeds from maturities	821	1,096

Mortgage-backed securities:

Purchases	(1,081,335)	(1,004,454)

Proceeds from sale		468,600

Payments received	704,194	628,104

Decrease in amounts due from trusts	19,983	188,063

Purchase of premises and equipment	(14,424)	(8,174)

Proceeds from sale of premises and equipment	4,132	12

NET CASH USED IN INVESTING ACTIVITIES	(2,196,725)	(2,056,754)

FINANCING ACTIVITIES

Decrease in deposits	(532,505)	(248,301)

Increase (decrease) in securities sold under agreements to repurchase	165,148	(39,737)

Proceeds from notes payable on automobile secured financing	5,564,768	3,563,030

Payments on notes payable on automobile secured financing	(3,472,399)	(1,215,875)

Decrease in other borrowings	(16,772)	(22,626)

Decrease in amounts held on behalf of trustee	(67,213)	(174,858)

Decrease in FHLB advances	(97,607)	(19,114)

Proceeds from issuance of subordinated debentures	292,472

Payments on subordinated debentures	(12,986)	(42,663)

Proceeds from issuance of common stock	52,761	62,069

Proceeds from issuance of subsidiary common stock	10,980	15,834

Cash dividends	(13,338)	(11,062)

Payments on cash flow hedges	(70,156)	(47,022)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,803,153	1,819,675

INCREASE IN CASH AND CASH EQUIVALENTS	185,466	3,315

Cash and cash equivalents at beginning of period	104,327	128,763

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$289,793	$132,078

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2001 included in our Form 10-K.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, also known as SFAS No. 143, in which retirement obligations would be recorded as a liability using the present value of the estimated cash flows and a corresponding amount would be capitalized as part of the asset’s carrying amount. The capitalized asset retirement cost would be amortized to expense over the asset’s useful life using a systematic and rational allocation method. The estimate of the asset retirement obligation will change and have to be revised over time. SFAS No. 143 is effective for fiscal years beginning after September 15, 2002. If applicable, an accounting change to adopt the standard would be made as of the beginning of the company’s fiscal year. We do not expect SFAS No. 143 to have a material effect on our earnings or financial position.

Note 2 – Mortgage-Backed Securities Available for Sale

Mortgage-backed securities available for sale consisted of the following:

	September 30, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

	(Dollars in thousands)
GNMA certificates	$2,402,754	$42,862	$1,407	$2,444,209

FNMA participation certificates	41,176	506		41,682

FHLMC participation certificates	1,309	28		1,337

Other	2,072			2,072

	$2,447,311	$43,396	$1,407	$2,489,300

	December 31, 2001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

	(Dollars in thousands)
GNMA certificates	$2,040,110	$12,527	$16,268	$2,036,369

FNMA participation certificates	51,353	541		51,894

FHLMC participation certificates	1,679	13		1,692

Other	2,270			2,270

	$2,095,412	$13,081	$16,268	$2,092,225

Note 3 – Net Loans Receivable

Net loans receivable consisted of the following:

	September 30,	December 31,
	2002	2001

	(Dollars in thousands)
Consumer:

Automobile contracts	$8,701,700	$7,045,578

Dealer participation, net of deferred contract fees	152,736	128,148

Other	7,302	8,826

Unearned discounts	(100,599)	(108,169)

	8,761,139	7,074,383

Real Estate:

Mortgage	300,072	361,115

Construction	7,423	15,638

	307,495	376,753

Undisbursed loan proceeds	(1,561)	(3,298)

	305,934	373,455

Commercial	78,520	85,312

	9,145,593	7,533,150

Allowance for credit losses	(235,709)	(171,432)

	$8,909,884	$7,361,718

Loans managed by us, excluding dealer participation, totaled $9.7 billion as of September 30, 2002 compared with $8.6 billion at December 31, 2001. Of the $9.7 billion managed at September 30, 2002, $9.0 billion were owned by us and $0.7 billion were owned by securitization trusts. Of the $8.6 billion managed at December 31, 2001, $7.4 billion were owned by us and $1.2 billion were owned by securitization trusts.

There were no impaired loans at September 30, 2002 and December 31, 2001.

Note 4 – Retained Interest in Securitized Assets

The following table presents the activity of the retained interest in securitized assets, otherwise known as RISA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

		(Dollars in thousands)
Beginning balance	$11,183	$80,602	$37,392	$111,558

Amortization	(7,700)	(26,881)	(32,612)	(59,312)

Change in unrealized gain/loss on RISA (1)	544	396	(753)	1,871

Balance at end of period (2)	$4,027	$54,117	$4,027	$54,117

(1)	The change in unrealized gain/loss on RISA represents temporary changes in valuation including changes in the discount rate based on the current interest rate environment. Such amounts will not be realized unless the RISA is sold. Changes in prepayment and credit loss assumptions for the RISA are other than temporary in nature and impact the value of the RISA. Such other than temporary differences are immediately recognized in income as a component of retained interest income.

(2)	There are no restrictions on the RISA.

The following table presents the estimated future undiscounted retained interest earnings to be received from securitizations:

	September 30,	December 31,
	2002	2001

	(Dollars in thousands)
Estimated net undiscounted RISA earnings	$33,261	$87,358

Off balance sheet allowance for credit losses	(28,991)	(47,235)

Discount to present value	(243)	(2,731)

Retained interest in securitized assets	$4,027	$37,392

Outstanding balance of automobile contracts sold through securitizations	$668,166	$1,215,058

Off balance sheet allowance for losses as a percent of automobile contracts sold through securitizations	4.34%	3.89%

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

Note 5 – Deposits

Deposits consisted of the following:

	Weighted
	Average Rate	September 30,	December 31,
	2002	2002	2001

		(Dollars in thousands)
Noninterest bearing deposits	—	$150,155	$100,170

Demand deposit accounts	0.2%	1,780	1,124

Passbook accounts	0.4	6,790	11,192

Money market deposit accounts	2.1	674,016	858,371

Brokered certificate accounts	4.9		56,302

Certificate accounts	5.1	1,039,050	1,302,167

		$1,871,791	$2,329,326

The decline in deposits was the result of us selling our seven Northern California retail banking branches for a gain of $6.0 million ($3.6 million, net of tax).

Note 6 – Notes Payable on Automobile Secured Financing

For the three and nine months ended September 30, 2002, we issued $1.3 billion and $5.6 billion of notes secured by automobile contracts, respectively. The $1.3 billion was through a public transaction. Of the $5.6 billion, $4.8 billion was through public transactions and $775 million was through a private placement. The private placement was through a conduit facility established in January 2002. There were $8.0 billion of notes payable on automobile secured financing outstanding at September 30, 2002 compared with $5.9 billion at December 31, 2001. Of these amounts, we had no amounts outstanding on a conduit facility at September 30, 2002, compared to $650 million at December 31, 2001. In May 2002, we redeemed our $775 million conduit facility.

Interest payments on the public transactions are due quarterly or monthly, in arrears, based on the respective note’s interest rate. Interest payments on the conduit facilities were due monthly, in arrears, based on the respective note’s interest rate. For the three and nine months ended September 30, 2002, interest expense on all notes payable on automobile secured financing, including interest payments under interest rate swap agreements, totaled $106 million and $301 million, respectively, compared with $90.5 million and $245 million for the same respective periods in 2001.

Note 7 – Accumulated Other Comprehensive Loss, Net of Tax

The following table summarizes the components of accumulated other comprehensive loss, net of tax:

	September 30,	December 31,
	2002	2001

	(Dollars in thousands)
Unrealized gain/(loss) on marketable securities	$25,131	$(1,457)

Unrealized loss on interest rate swaps: (1)

Deposits	(52,894)	(12,222)

Automobile secured financing	(45,863)	(29,954)

Securities sold under agreements to repurchase	(3,066)	(845)

	(101,823)	(43,021)

Realized loss on settled cash flow hedges: (1)

Deposits	(16,091)	(7,910)

Automobile secured financing	(19,806)	(8,518)

	(35,897)	(16,428)

Total other accumulated comprehensive income	$(112,589)	$(60,906)

(1)	All cash flow hedges are structured to hedge future interest payments on deposits or borrowings.

Note 8 — Dividends

On August 20, 2002, we paid a $0.12 per share cash dividend to shareholders of record as of August 6, 2002.

Note 9 – Withdrawal of Merger Proposal

On July 17, 2002, we had announced a merger proposal, authorized by a special committee of our independent directors, whereby the public holders of WFS common shares would receive 0.9204 of Westcorp common share for each outstanding WFS common share. On September 26, 2002, we announced that our proposal to acquire the outstanding 16% minority interest in WFS had been withdrawn. In our notice, we indicated that we had withdrawn our proposal because the two special committees were unable to reach an agreement on a mutually acceptable exchange ratio for the proposed transaction.

Note 10 – Subsequent Event

On November 7, 2002, we declared a cash dividend of $0.12 per share for shareholders of record as of February 4, 2003 with a payable date of February 18, 2003.

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

Our primary sources of revenue are net interest income and noninterest income. Net interest income is the difference between the income earned on interest earning assets and the interest paid on interest bearing liabilities. We generate interest income from our loan portfolio, which consists of consumer, mortgage and commercial loans, and from investments in mortgage-backed securities and other short-term investments. We fund our loan portfolio and investments with deposits, advances from the Federal Home Loan Bank, also known as FHLB, securities sold under agreements to repurchase, securitizations, other borrowings, and equity.

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

Allowance for Credit Losses

Management determines the amount of the allowance for credit losses based on a review of various quantitative and qualitative analyses. Quantitative analyses include the review of chargeoff trends by loan program and loan type on an owned and managed basis; evaluation of cumulative loss curves on both a managed and sold basis; and evaluation of credit loss experience by credit tier and geographic location. Other quantitative analyses include the evaluation of the size of any particular asset group; the concentration of any credit tier; the level of non-performance and the percentage of delinquency.

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

Notes Payable on Automobile Secured Financing

The contracts originated and held by us are fixed rate and, accordingly, we have exposure to changes in interest rates. To protect against potential changes in interest rates affecting interest payments on future securitization transactions, we may enter into various hedge agreements. The market value of these hedge agreements is designed to respond inversely to changes in interest rates. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the hedge transaction. Gains and losses on these agreements are recorded in accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any ineffective portion is recognized in interest expense during that period if the hedge is greater than 100% effective. Upon completion of the securitization transaction, the gains or losses are recognized in full as an adjustment to the gain or loss on the sale of the contracts if the securitization transaction is treated as a sale or amortized on a level yield basis over the duration of the notes issued if the transaction is treated as a secured financing.

As we issue certain variable rate notes payable, we may also enter into interest rate swap agreements in order to hedge our variable interest rate exposure on future interest payments. The fair value of the interest rate swap agreements is included in notes payable on automobile secured financing, and any change in the fair value is reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any ineffective portion is recorded in interest expense during that period if the hedge is greater than 100% effective. Related interest income or expense is settled on a quarterly basis and recognized as an adjustment to interest expense in our Consolidated Statements of Income.

Results of Operations

Net Interest Income

Net interest income is affected by the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities (interest rate spread) and the relative amounts of our interest earning assets and interest bearing liabilities. For the three and nine months ended September 30, 2002, net interest income totaled $159 million and $448 million, respectively, compared with $128 million and $330 million for the same respective periods in 2001. The increase in net interest income is the result of us holding more automobile contracts on the balance sheet as we utilized our own liquidity sources and completed $4.8 billion in public securitizations and $775 million in conduit financing, both of which were accounted for as secured financings.

Interest rates for interest earning assets and interest bearing liabilities for the three and nine months ended September 30, 2002 and 2001 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	Yield/	Yield/	Yield/	Yield/
	Rate	Rate	Rate	Rate

Interest earning assets:

Total investments:

Mortgage-backed securities	5.40%	5.67%	5.37%	6.09%

Other investments	2.18	4.03	2.41	5.02

Total investments	4.89	5.54	4.97	6.01

Total loans:

Consumer loans	12.32	13.48	12.56	13.71

Mortgage loans (1)	6.19	7.62	6.29	8.06

Commercial loans	5.79	6.88	6.11	7.79

Total loans	12.03	13.01	12.33	13.17

Total interest earning assets	10.34	11.00	10.54	11.08

Interest bearing liabilities:

Deposits	3.64	4.62	3.66	5.31

Notes payable on automobile secured financing	5.40	6.40	5.64	6.81

Securities sold under agreements to repurchase	2.37	4.07	2.62	4.86

FHLB advances and other borrowings	2.59	3.92	2.33	5.91

Subordinated debentures	10.34	9.47	10.03	9.29

Total interest bearing liabilities	5.13	5.85	5.20	6.34

Interest rate spread	5.21%	5.15%	5.34%	4.74%

Net yield on average interest earning assets	5.47%	5.51%	5.62%	5.20%

(1)	For the purposes of these computations, non-accruing loans are included in the average loan amounts outstanding.

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

For the three and nine months ended September 30, 2002, the provision for credit losses totaled $81.0 million and $209 million, respectively, compared with $60.5 million and $127 million for the same respective periods a year earlier. For the three and nine months ended September 30, 2002 and 2001, net chargeoffs were $55.1 million and $143 million, compared with $33.0 million and $77.3 million for the same respective periods a year earlier. The increase in the provision for credit losses was a result of our loans held on balance sheet increasing by approximately $1.6 billion or 21.4% from December 31, 2001 as well as an increase in chargeoffs due to the slowdown in the economy. For the three and nine months ended September 30, 2002, we recorded $25.9 million and $66.0 million, respectively, in provisions for credit losses in excess of chargeoffs as a result of the transitional effects related to the elimination of off balance sheet accounting for securitizations. The allowance for credit losses as a percentage of owned loans outstanding was 2.6% at September 30, 2002 compared with 2.3% at December 31, 2001.

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

The components of automobile lending income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Dollars in thousands)
Retained interest expense, net of amortization	$(6,588)	$(17,867)	$(25,252)	$(14,790)

Contractual servicing income	2,380	5,212	8,833	18,712

Other fee income	20,193	16,603	60,159	50,389

Total automobile lending income	$15,985	$3,948	$43,740	$54,311

For the three and nine months ended September 30, 2002, contract securitizations totaled $1.3 billion and $5.6 billion, respectively, compared with $1.2 billion and $3.6 billion for the same respective periods in 2001. All transactions have been treated as secured financings.

For the three and nine months ended September 30, 2002, retained interest expense totaled $6.6 million and $25.3 million, respectively, compared with $17.9 million and $14.8 million for the same respective periods in 2001. The retained interest expense recognized in 2002 is the result of higher chargeoffs on our sold portfolio as well as revised estimates of future charge-offs due to the slowdown in the economy.

According to the terms of each securitization transaction, contractual servicing income is generally earned at rates ranging from 1.0% to 1.25% per annum on the outstanding balance of contracts securitized. For accounting purposes, this income is only recognized on contracts sold through securitizations treated as sales. For the three and nine months ended September 30, 2002, contractual servicing income totaled $2.4 million and $8.8 million, respectively, compared with $5.2 million and $18.7 million for the same respective periods in 2001. The decline was the result of the decrease in the average balance of the sold portfolio over those periods.

Other fee income consists primarily of documentation fees, late charges and deferment fees on our managed portfolio, including loans securitized in transactions accounted for as sales and secured financings, as well as automobile contracts not securitized. The increase in other fee income is due to the growth in our average managed automobile contract portfolio to $9.1 billion and $8.7 billion for the three and nine months ended September 30, 2002, respectively, compared with $7.8 billion and $7.4 billion for the same respective periods in 2001.

Noninterest Expense

For the three months and nine months ended September 30, 2002, noninterest expense totaled $62.2 million and $188 million, respectively, compared with $59.9 million and $184 million for the same respective periods in 2001. Noninterest expense as a percent of total revenues improved to 34% and 37% for the three and nine months ended September 30, 2002 compared to 44% and 47% for the same respective periods a year ago as a result of improved operating efficiencies.

Income Taxes

We file federal and certain state tax returns on a consolidated basis. Other state tax returns are filed for each subsidiary separately. Our effective tax rate was 40% and 39% for the three and nine months ended September 30, 2002, compared with 39% for both the same respective periods in 2001.

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

Over time, our securitizations that were recorded as sales will mature and an increasing percentage of securitized automobile contracts will be represented by securitizations that are accounted for as secured financings. In the interim, we will present portfolio basis statements of income that present our results under the assumption that all our outstanding securitizations are treated as secured financings rather than as sales. During the fourth quarter of 2002, we will have substantially completed our transition to portfolio basis earnings and will no longer report portfolio basis earnings after the end of the year.

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

The growth in our portfolio basis earnings reflects the growth in our managed automobile contract portfolio to $9.3 billion at September 30, 2002 compared with $8.0 billion at September 30, 2001. We monitor the periodic portfolio basis earnings of our managed contract portfolio and believe these portfolio basis statements assist in better understanding our business.

The following tables present the portfolio basis statements of income and reconciliation to net income as reflected in our Consolidated Statements of Income presented in accordance with Generally Accepted Accounting Principles, also known as GAAP:

PORTFOLIO BASIS STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Dollars in thousands, except per share amounts)
Interest income	$322,366	$304,087	$926,801	$884,712

Interest expense	154,789	156,828	447,021	481,794

Net interest income	167,577	147,259	479,780	402,918

Net chargeoffs (1)	62,330	44,995	166,797	114,242

Provision for growth (2)	5,337	5,725	15,225	18,524

Provision for credit losses	67,667	50,720	182,022	132,766

Net interest income after provision for credit losses	99,910	96,539	297,758	270,152

Noninterest income	30,594	20,981	80,696	61,361

Noninterest expense	62,213	59,902	187,903	184,235

Income before income tax	68,291	57,618	190,551	147,278

Income tax (3)	27,180	22,619	74,307	57,813

Income before minority interest	41,111	34,999	116,244	89,465

Minority interest in earnings	5,309	5,432	15,429	14,541

Portfolio basis net income	$35,802	$29,567	$100,815	$74,924

Portfolio basis net income per common share – diluted	$0.91	$0.82	$2.60	$2.20

GAAP basis net income per common share – diluted	$0.55	$0.23	$1.55	$1.26

(1)	Represents actual chargeoffs incurred during the period, net of recoveries.

(2)	Represents additional allowance for credit losses we would set aside due to an increase in the managed contract portfolio.

(3)	Such tax effect is based upon our tax rate for the respective period.

RECONCILIATION OF GAAP BASIS NET INCOME
TO PORTFOLIO BASIS NET INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Dollars in thousands)
GAAP net income	$21,673	$8,214	$60,234	$42,826

Portfolio basis adjustments:

Retained interest expense	6,588	17,867	25,252	14,790

Contractual servicing income	(2,380)	(5,212)	(8,833)	(18,712)

Net interest income	8,547	19,616	31,726	73,086

Provision for credit losses	20,555	21,752	50,785	31,329

Net chargeoffs	(7,226)	(11,971)	(23,764)	(36,971)

Operating expenses	(7)	(23)	(62)	(73)

Minority interest	(1,569)	(4,177)	(5,166)	(6,505)

Total portfolio basis adjustments	24,508	37,852	69,938	56,944

Net tax effect	10,379	16,499	29,357	24,846

Portfolio basis net income	$35,802	$29,567	$100,815	$74,924

Financial Condition

Overview

Total assets increased $2.0 billion or 20.9% to $12.1 billion at September 30, 2002 from $10.1 billion at December 31, 2001. The increase was primarily a result of $4.2 billion of automobile contracts originated for the nine months ended September 30, 2002.

Loan Portfolio

The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated:

	September 30, 2002		December 31, 2001

	Amount	%	Amount	%

	(Dollars in thousands)
Consumer loans:

Automobile contract	$8,854,436	96.8%	$7,173,726	95.2%

Other	7,302	0.1	8,826	0.1

	8,861,738	96.9	7,182,552	95.3

Less: unearned interest	100,599	1.1	108,169	1.4

Total consumer loans	8,761,139	95.8	7,074,383	93.9

Mortgage loans:

Existing properties	300,072	3.3	361,115	4.8

Construction	7,423	0.1	15,638	0.2

	307,495	3.4	376,753	5.0

Less: undisbursed loan proceeds	1,561		3,298

Total mortgage loans	305,934	3.4	373,455	5.0

Commercial loans	78,520	0.8	85,312	1.1

Total loans	$9,145,593	100.0%	$7,533,150	100.0%

Mortgage Loan Portfolio

Our total mortgage loan portfolio consisted of the following:

	September 30, 2002		December 31, 2001

	Amount	%	Amount	%

	(Dollars in thousands)
Single family residential loans:

First trust deeds	$108,126	35.3%	$146,895	39.3%

Second trust deeds	3,445	1.2	4,645	1.3

	111,571	36.5	151,540	40.6

Multifamily residential loans	145,359	47.5	180,850	48.4

Construction loans	7,423	2.4	15,638	4.2

Other	43,142	14.1	28,725	7.7

	307,495	100.5	376,753	100.9

Less: undisbursed loan proceeds	1,561	0.5	3,298	0.9

Total mortgage loans	$305,934	100.0%	$373,455	100.0%

Commercial Loan Portfolio

We had outstanding loan commitments of $143 million at September 30, 2002 compared with $141 million at December 31, 2001. For the three and nine months ended September 30, 2002, we originated $66.4 million and $197 million of commercial loans, respectively, compared with $85.6 million and $218 million for the same respective periods in 2001. Amounts outstanding at September 30, 2002 and December 31, 2001 were $78.5 million and $85.3 million, respectively. Though we continue to focus on expanding our commercial banking operation, it has not been a significant source of revenue.

Amounts Due From Trusts

The amounts due from trusts represent initial advances made to spread accounts and excess cash flows that are still under obligation to be held in the spread account on securitization transactions treated as sales. As these spread accounts reach the balances required by the trust, excess amounts are released to us and are used to pay down these amounts. The amounts due from trusts at September 30, 2002 was $116 million compared with $136 million at December 31, 2001. The decrease is the result of a reduction in the required amount held in spread accounts for securitizations treated as sales for accounting purposes.

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

At September 30, 2002, the percentage of managed accounts delinquent 30 days or greater was 3.43% compared with 3.72% at December 31, 2001. We calculate delinquency based on the contractual due date. For the three and nine months ended September 30, 2002, net chargeoffs on average automobile contracts managed were 2.73% and 2.56%, respectively, compared with 2.30% and 2.04% for the same respective periods in 2001. The increase in credit loss experience is primarily a result of the current recession.

The following table sets forth information with respect to the delinquency of our portfolio of automobile contracts managed, which includes automobile contracts that are owned by us and automobile contracts that have been sold but are managed by us:

	September 30, 2002		December 31, 2001

	Amount	%	Amount	%

		(Dollars in thousands)
Automobile contracts managed	$9,269,265		$8,152,882

Period of delinquency

30-59 days	$225,912	2.44%	$217,873	2.67%

60 days or more	92,381	0.99	85,290	1.05

Total automobile contracts delinquent and delinquencies as a percentage of automobile contracts managed	$318,293	3.43%	$303,163	3.72%

The following table sets forth information with respect to repossessions in our portfolio of managed automobile contracts:

	September 30, 2002		December 31, 2001

	Number of Contracts	Amount	Number of Contracts	Amount

		(Dollars in thousands)
Automobile contracts managed	751,654	$9,269,265	690,401	$8,152,882

Repossessed vehicles	1,562	$10,557	1,168	$7,553

Repossessed vehicles as a percentage of number and amount of automobile contracts managed	0.21%	0.11%	0.17%	0.09%

The following table sets forth information with respect to actual credit loss experience on our portfolio of automobile contracts managed:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

		(Dollars in thousands)
Average automobile contracts managed during period	$9,102,663	$7,801,032	$8,672,049	$7,403,432

Gross chargeoffs	$80,916	$63,810	$229,216	$162,747

Recoveries	18,688	19,045	62,548	49,375

Net chargeoffs	$62,228	$44,765	$166,668	$113,372

Net chargeoffs as a percentage of average automobile contracts managed during period	2.73%	2.30%	2.56%	2.04%

The following table sets forth the cumulative static pool losses by month for all outstanding public securitized pools:

CUMULATIVE STATIC POOL LOSS CURVES
AT SEPTEMBER 30, 2002
(Unaudited)

Period (1)	1998-A	1998-B	1998-C	1999-A	1999-B	1999-C	2000-A	2000-B	2000-C	2000-D	2001-A	2001-B	2001-C	2002-1	2002-2	2002-3

1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.04%	0.02%	0.04%	0.04%	0.04%	0.02%	0.03%	0.02%	0.04%	0.04%	0.03%	0.03%	0.04%	0.01%	0.00%	0.02%

3	0.11%	0.08%	0.11%	0.11%	0.11%	0.10%	0.10%	0.09%	0.13%	0.11%	0.09%	0.10%	0.09%	0.06%	0.03%

4	0.25%	0.18%	0.23%	0.20%	0.26%	0.25%	0.20%	0.24%	0.27%	0.24%	0.20%	0.21%	0.20%	0.15%	0.10%

5	0.44%	0.38%	0.39%	0.33%	0.47%	0.40%	0.36%	0.39%	0.46%	0.39%	0.33%	0.33%	0.35%	0.29%	0.18%

6	0.66%	0.59%	0.50%	0.46%	0.66%	0.56%	0.55%	0.59%	0.65%	0.54%	0.50%	0.50%	0.49%	0.43%

7	0.95%	0.83%	0.61%	0.62%	0.87%	0.71%	0.71%	0.78%	0.81%	0.74%	0.70%	0.69%	0.65%	0.60%

8	1.23%	1.03%	0.75%	0.76%	1.00%	0.86%	0.91%	0.99%	0.93%	0.93%	0.84%	0.87%	0.81%

9	1.50%	1.21%	0.86%	0.92%	1.13%	1.01%	1.10%	1.17%	1.07%	1.13%	1.04%	1.05%	0.95%

10	1.79%	1.40%	1.00%	1.11%	1.24%	1.14%	1.27%	1.33%	1.24%	1.34%	1.24%	1.22%	1.07%

11	2.03%	1.53%	1.17%	1.30%	1.35%	1.34%	1.45%	1.44%	1.41%	1.50%	1.45%	1.36%	1.20%

12	2.21%	1.62%	1.32%	1.47%	1.44%	1.52%	1.58%	1.57%	1.62%	1.74%	1.67%	1.53%	1.37%

13	2.39%	1.74%	1.48%	1.61%	1.58%	1.74%	1.73%	1.72%	1.86%	1.95%	1.90%	1.67%	1.55%

14	2.49%	1.84%	1.66%	1.73%	1.74%	1.94%	1.85%	1.86%	2.04%	2.21%	2.09%	1.81%	1.74%

15	2.60%	1.96%	1.79%	1.81%	1.85%	2.09%	2.00%	2.04%	2.25%	2.48%	2.25%	2.00%

16	2.72%	2.10%	1.91%	1.89%	2.03%	2.27%	2.15%	2.24%	2.45%	2.71%	2.41%	2.19%

17	2.85%	2.22%	2.01%	2.00%	2.16%	2.39%	2.37%	2.39%	2.68%	2.89%	2.54%	2.37%

18	2.98%	2.40%	2.07%	2.10%	2.30%	2.53%	2.52%	2.55%	2.88%	3.08%	2.73%

19	3.11%	2.55%	2.11%	2.24%	2.42%	2.67%	2.67%	2.73%	3.08%	3.22%	2.93%

20	3.25%	2.69%	2.17%	2.35%	2.50%	2.81%	2.83%	2.93%	3.23%	3.40%	3.11%

21	3.35%	2.79%	2.24%	2.46%	2.58%	2.92%	2.99%	3.12%	3.38%	3.59%

22	3.48%	2.85%	2.34%	2.55%	2.67%	3.10%	3.16%	3.27%	3.54%	3.78%

23	3.62%	2.89%	2.43%	2.63%	2.77%	3.28%	3.34%	3.38%	3.67%	3.96%

24	3.70%	2.92%	2.52%	2.71%	2.87%	3.38%	3.49%	3.52%	3.83%

25	3.75%	2.97%	2.62%	2.77%	3.01%	3.55%	3.63%	3.63%	4.00%

26	3.80%	3.04%	2.71%	2.82%	3.14%	3.68%	3.75%	3.73%	4.16%

27	3.87%	3.13%	2.80%	2.89%	3.16%	3.84%	3.86%	3.84%

28	3.92%	3.18%	2.87%	2.96%	3.29%	3.98%	3.97%	3.97%

29	3.98%	3.24%	2.90%	3.02%	3.40%	4.14%	4.09%	4.11%

30	4.06%	3.32%	2.95%	3.09%	3.50%	4.19%	4.21%

31	4.11%	3.38%	3.00%	3.17%	3.61%	4.30%	4.33%

32	4.17%	3.43%	3.02%	3.20%	3.68%	4.38%

33	4.22%	3.47%	3.08%	3.27%	3.74%	4.46%

34	4.27%	3.48%	3.14%	3.35%	3.81%	4.57%

35	4.32%	3.52%	3.15%	3.41%	3.87%	4.66%

36	4.34%	3.54%	3.21%	3.47%	3.91%	4.76%

37	4.35%	3.58%	3.25%	3.52%	3.97%

38	4.38%	3.63%	3.30%	3.55%	4.03%

39	4.39%	3.66%	3.35%	3.58%	4.09%

40	4.43%	3.65%	3.39%	3.61%

41	4.45%	3.69%	3.39%	3.63%

42	4.50%	3.73%	3.42%	3.66%

43	4.47%	3.75%	3.45%	3.68%

44	4.50%	3.79%	3.47%	3.72%

45	4.52%	3.81%	3.48%

46	4.55%	3.81%	3.50%

47	4.56%	3.83%	3.52%

48	4.56%	3.84%

49	4.56%	3.85%

50	4.56%	3.86%

51	4.57%	3.87%

52	4.57%	3.88%

53	4.57%

54	4.57%

55	4.57%

Prime Mix (2)	57%	67%	70%	70%	70%	67%	68%	69%	68%	68%	71%	71%	76%	70%	87%	85%

(1)	Represents the number of months since the inception of the securitization.

(2)	Represents the original percentage of prime automobile contracts securitized within each pool.

Real Estate Loan Quality

Our only category of mortgage delinquencies over 60 days was single family mortgages. We had $4.4 million mortgage loans, or 2.79% of total mortgage loans, past due over 60 days at September 30, 2002 compared with $7.0 million, or 3.79% of total mortgage loans, at December 31, 2001.

Nonperforming Assets

Nonperforming assets, also known as NPAs, consist of nonperforming loans, also known as NPLs, Chapter 13 bankruptcy accounts greater than 120 days delinquent, repossessed automobiles, and real estate owned, also known as REO. For those accounts that are in Chapter 13 bankruptcy and are contractually past due greater than 120 days, all accrued interest is reversed and income is recognized on a cash basis. REO is carried at lower of cost or fair value. NPLs are defined as all nonaccrual loans. This includes mortgage loans 90 days or more past due and impaired loans where full collection of principal and interest is not reasonably assured. NPAs increased $7.4 million to $35.7 million at September 30, 2002 compared with $28.3 million at December 31, 2001. NPAs represented 0.3% of total assets at both September 30, 2002 and December 31, 2001. There were no impaired loans at September 30, 2002 and December 31, 2001.

When a loan is designated as nonaccrual, all previously accrued but unpaid interest is reversed. For the nine months ended September 30, 2002 and 2001, interest on nonperforming loans excluded from interest income was $0.5 million.

Allowance for Credit Losses

Our allowance for credit losses was $236 million at September 30, 2002 compared to $171 million at December 31, 2001. For the three and nine months ended September 30, 2002 and 2001, the provision for credit losses was $81.0 million and $209 million, respectively, compared with $60.5 million and $127 million for the same respective periods in 2001. For the three and nine months ended September 30, 2002, net chargeoffs totaled $55.1 million and $143 million, respectively, compared with $33.0 million and $77.3 million for the same respective periods in 2001. The increase in the allowance for credit losses was the result of a higher level of automobile contracts held on balance sheet as well as higher chargeoffs related to a slowing economy. The allowance for credit losses as a percentage of owned loans outstanding was 2.6% at September 30, 2002 compared to 2.3% at December 31, 2001.

We believe that the allowance for credit losses is currently adequate to cover probable losses in our owned portfolio that can be reasonably estimated. No single loan, borrower or series of such loans comprises a significant portion of the total portfolio. The provision and allowance for credit losses are indicative of loan volumes, loss trends and management’s analysis of market conditions.

The following table sets forth the activity in the allowance for credit losses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

		(Dollars in thousands)
Balance at beginning of period	$210,273	$122,576	$171,432	$104,006

Chargeoffs:

Mortgage loans	(105)	(224)	(176)	(881)

Consumer loans	(70,143)	(44,987)	(192,238)	(106,384)

	(70,248)	(45,211)	(192,414)	(107,265)

Recoveries:

Mortgage loans		3		16

Consumer loans	15,144	12,184	49,381	29,977

	15,144	12,187	49,381	29,993

Net chargeoffs	(55,104)	(33,024)	(143,033)	(77,272)

Provision for credit losses	80,996	60,501	209,043	127,124

Write-down of non-performing assets (1)	(456)	(1,552)	(1,733)	(5,357)

Balance at end of period	$235,709	$148,501	$235,709	$148,501

Ratio of net chargeoffs during the period (annualized) to average loans outstanding during the period	2.51%	1.98%	2.33%	1.72%

(1)	The write-down of nonperforming assets represents specific reserves established on accounts that file for Chapter 13 Bankruptcy and are greater than 120 days delinquent. To the extent that these accounts do not perform under the court ordered plan, these specific reserves are reversed and the account is charged off.

The following table presents summarized data relative to the allowance for credit and real estate losses at the dates indicated:

	September 30,	December 31,
	2002	2001

	(Dollars in thousands)
Total loans (1)	$9,154,593	$7,533,150

Allowance for credit losses	235,709	171,432

Allowance for real estate owned losses	250	250

Loans past due 60 days or more	85,549	74,851

Nonperforming loans (2)	3,622	6,772

Nonperforming assets (3)	35,667	28,341

Allowance for credit losses as a percent of:

Total loans (1)	2.6%	2.3%

Loans past due 60 days or more	275.5%	229.0%

Nonperforming loans	6,507.7%	2,531.5%

Total allowance for credit losses and REO losses as a percent of nonperforming assets	661.6%	605.8%

Nonperforming loans as a percent of total loans	0.0%	0.1%

Nonperforming assets as a percent of total assets	0.3%	0.3%

(1)	Loans net of unearned interest and undisbursed loan proceeds.

(2)	All nonperforming loans are on nonaccrual.

(3)	Nonperforming loans, Chapter 13 bankruptcy accounts greater than 120 days delinquent, repossessed automobiles and real estate owned, net of allowance.

Deposits

We attract both short-term and long-term deposits from the general public, commercial enterprises and institutions by offering a variety of accounts and rates. We offer regular passbook accounts, demand deposit accounts, money market accounts, certificate of deposit accounts and individual retirement accounts. Our retail banking division gathers deposits from 17 retail branch locations throughout California. Our commercial banking division gathers deposits by establishing commercial relationships with businesses located throughout Southern California.

On September 13, 2002, we sold seven Northern California retail bank branches. We believe that we can reduce costs, raise more deposits and reduce our cost of funds by focusing our training, advertising, brand positioning and sales efforts in a more concentrated geographic area. This decision reflects our commitment to brand development and expansion in Southern California. The sale of our Northern California branches reduced our total deposit base by approximately $481 million. As a result of the sale, we recorded a gain of $6.0 million ($3.6 million, net of tax).

The following table sets forth the amount of our deposits by type at the dates indicated:

	September 30,	December 31,
	2002	2001

	(Dollars in thousands)
No minimum term:

Demand deposit accounts	$1,780	$1,124

Passbook accounts	6,790	11,192

Money market accounts	674,016	858,371

Noninterest bearing deposits	150,155	100,170

Certificate accounts:

Certificates (30 days to five years)	940,020	1,154,917

IRAs	99,030	147,250

Brokered deposits		56,302

	$1,871,791	$2,329,326

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

In addition to our indirect statement of cash flows as presented in accordance with GAAP, we also analyze the key cash flows from our automobile lending operations on a direct basis excluding certain items such as the purchase or sale of loans. The following table shows our operating cash flows from our automobile lending operations:

	Nine Months Ended
	September 30,

	2002	2001

	(Dollars in thousands)
Cash flows from owned loans	$342,355	$261,944

Cash flows from trusts	7,360	44,172

Contractual servicing income	8,833	18,712

Other fee income	66,488	54,728

Less:

Dealer participation	99,706	93,260

Operating costs	158,596	154,841

Operating cash flows	$166,734	$131,455

Operating cash flows improved for the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001 as a result of an increase in the managed portfolio and improved operating efficiencies over the prior year.

Principal Sources of Cash

•	Collections of Principal and Interest from Automobile Contracts – For the three and nine months ended September 30, 2002, principal and interest collections totaled $1.9 billion and $5.4 billion, respectively, compared with $1.7 billion and $4.7 billion for the same respective periods in 2001.

•	Deposits – Deposits were $1.9 billion at September 30, 2002 compared with $2.3 billion at December 31, 2001.

•	Automobile Contract Securitizations – For the three and nine months ended September 30, 2002, securitizations totaled $1.3 billion and $5.6 billion, respectively. Of the $5.6 billion, $4.8 billion was through public transactions and $775 million was from a private placement through a conduit facility. Securitizations totaled $1.2 billion and $3.6 billion for the same respective periods in 2001.

•	Subordinated Debentures – Proceeds raised from the Bank’s subordinated capital debenture offering in May 2002 totaled $292 million, net of discount and issue costs.

•	Other Borrowings – Other borrowings, which include securities sold under agreements to repurchase and FHLB advances, increased to $770 million at September 30, 2002 from $699 million at December 31, 2001.

Principal Uses of Cash

•	Acquisition of Loans and Investment Securities – For the three and nine months ended September 30, 2002, loan originations totaled $1.5 billion and $4.4 billion, respectively, compared with $1.4 billion and $4.0 billion for the same periods in 2001. We purchased $1.1 billion of mortgage-backed securities and other investment securities during the nine months ended September 30, 2002 compared with $1.0 billion during the same respective period in 2001.

•	Payments of Principal and Interest on Securitizations– For the three and nine months ended September 30, 2002, payments of principal and interest to noteholders and certificateholders totaled $1.0 billion and $4.4 billion, respectively, compared with $1.0 billion and $2.6 billion for the same respective periods in 2001. Payments for the nine months ended September 30, 2002 include redemptions of $1.4 billion on our conduit facilities.

•	Amounts Paid to Dealers– For the three and nine months ended September 30, 2002, participation paid by us to dealers was $34.5 million and $99.7 million, respectively, compared with $31.4 million and $93.3 million for the same respective periods in 2001.

•	Advances to Spread Accounts – The amounts due from trusts, including initial advances not yet returned, was $116 million at September 30, 2002 compared with $136 million at December 31, 2001.

•	Operating Our Business – For the three and nine months ended September 30, 2002, operating expenses totaled $62.2 million and $188 million, respectively, compared with $59.9 million and $184 million for the same respective periods in 2001.

Capital Requirements

The Bank is a federally chartered savings bank. As such, it is subject to certain minimum capital requirements imposed by the Financial Institutions Reform, Recovery and Enforcement Act, also known as FIRREA and the Federal Deposit Insurance Corporation Improvement Act, also known as FDICIA. FDICIA separates all financial institutions into one of five capital categories: “well capitalized,” “adequately capitalized,”

“undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” In order to be considered “well capitalized,” an institution must have a total risk-based capital ratio of 10.0% or greater, a Tier 1 or core risk-based capital ratio of 6.0% or greater, a leverage ratio of 5.0% or greater and not be subject to any Office of Thrift Supervision, also known as OTS, order. The Bank currently meets all of the requirements of a “well capitalized” institution.

The following table summarizes the Bank’s actual capital and required capital as of September 30, 2002 and December 31, 2001:

			Tier 1
	Tangible	Core	Risk-Based	Risk-Based
	Capital	Capital	Capital	Capital

		(Dollars in thousands)
September 30, 2002

Actual Capital:

Amount	$710,524	$710,524	$627,624	$1,036,642

Capital ratio	6.54%	6.54%	7.63%	12.60%

FIRREA minimum required capital:

Amount	$162,903	$325,807	N/A	$658,334

Capital ratio	1.50%	3.00%	N/A	8.00%

Excess	$547,621	$384,717	N/A	$378,308

FDICIA well capitalized required capital:

Amount	N/A	$543,011	$493,751	$822,918

Capital ratio	N/A	5.00%	6.00%	10.00%

Excess	N/A	$167,513	$133,873	$213,724

December 31, 2001

Actual Capital:

Amount	$602,491	$602,491	$602,491	$841,144

Capital ratio	7.29%	7.29%	8.49%	11.86%

FIRREA minimum required capital:

Amount	$123,957	$247,915	N/A	$567,523

Capital ratio	1.50%	3.00%	N/A	8.00%

Excess	$478,534	$354,576	N/A	$273,621

FDICIA well capitalized required capital:

Amount	N/A	$413,192	$425,642	$709,404

Capital ratio	N/A	5.00%	6.00%	10.00%

Excess	N/A	$189,299	$176,849	$131,740

The following table reconciles the Bank’s capital in accordance with GAAP to the Bank’s tangible, core and risk-based capital:

	September 30,	December 31,
	2002	2001

	(Dollars in thousands)
Bank’s shareholder’s equity — GAAP basis	$508,738	$472,132

Adjustments for tangible and core capital:

Unrealized losses under SFAS 115 and SFAS 133	103,729	52,214

Non-permissible activities	(157)	(116)

Minority interest in equity of subsidiaries	98,214	78,261

Total tangible and core capital	710,524	602,491

Adjustments for risk-based capital:

Subordinated debentures (1) (3)	305,284	149,554

General loan valuation allowance (2)	103,734	89,099

Low-level recourse deduction	(82,900)

Risk-based capital	$1,036,642	$841,144

(1)	Excludes capitalized discounts and issue costs.

(2)	Limited to 1.25% of risk-weighted assets.

(3)	Subordinated debentures at September 30, 2002 included $200 million of the $300 million that was issued in May 2002. The additional $100 million is still pending regulatory approval to be included as part of capital.

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

The following table summarizes our maturity GAP position:

	Interest Rate Sensitivity Analysis at September 30, 2002

				3 Years
	Within	3 Months	1 Year to	to	After 5
	3 Months	to 1 Year	3 Years	5 Years	Years	Total

			(Dollars in thousands)
Interest earning assets:

Investment securities	$10,276			$517	$506	$11,299

Other investments	192,319	$310				192,629

Mortgage-backed securities	455,763	893,739	$797,868	232,526	109,404	2,489,300

Total investments	658,358	894,049	797,868	233,043	109,910	2,693,228

Consumer loans (1)	743,718	2,742,936	4,129,906	1,117,523	27,056	8,761,139

Mortgage loans:

Adjustable rate (2)	244,147	39,986				284,133

Fixed rate (2)	1,707	4,020	5,816	2,378	2,018	15,939

Construction loans (2)	5,862					5,862

Commercial loans (2)	72,692	3,631	849	256	1,092	78,520

Total interest earning assets	1,726,484	3,684,622	4,934,439	1,353,200	140,076	11,838,821

Interest bearing liabilities:

Deposits:

Passbook accounts (3)	1,293	3,483	2,014			6,790

Demand deposit and money market accounts (3)	124,127	189,616	362,053			675,796

Certificate accounts (4)	326,517	570,077	137,324	5,132		1,039,050

FHLB advances (4)	443,000				2,810	445,810

Securities sold under agreements to repurchase (4)	323,755					323,755

Subordinated debentures (4)				134,400	294,499	428,899

Notes payable on automobile secured financing (4)	3,184,832	2,226,527	2,368,131	236,056		8,015,546

Other borrowings (4)	8,296					8,296

Total interest bearing liabilities	4,411,820	2,989,703	2,869,522	375,588	297,309	10,943,942

Excess interest earning/bearing assets (liabilities)	(2,685,336)	694,919	2,064,917	977,612	(157,233)	894,879

Effect of hedging activities (5)	2,607,119	(723,524)	(1,174,488)	(364,107)	(345,000)

Hedged excess (deficit)	$(78,217)	$(28,605)	$890,429	$613,505	$(502,233)	$894,879

Cumulative excess	$(78,217)	$(106,822)	$783,607	$1,397,112	$894,879	$894,879

Cumulative excess as a percentage of total interest earning assets	(0.66)%	(0.90)%	6.62%	11.80%	7.56%	7.56%

(1)	Based on contractual maturities adjusted by our historical prepayment rate.

(2)	Based on interest rate repricing adjusted for projected prepayments.

(3)	Based on assumptions established by the OTS.

(4)	Based on contractual maturity.

(5)	Includes effect of interest rate swaps designated against deposits and securities sold under agreements to repurchase.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operations of our disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There has been no significant change in our internal controls or in other factors that could significantly affect the controls and procedures subsequent to the date of their evaluation.

Disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1 Certification of CEO and CFO

(b)	Reports on Form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Westcorp

(Registrant)

Date:	November 13, 2002	By:	/s/ Ernest S. Rady

Ernest S. Rady Chairman of the Board and Chief Executive Officer

Date:	November 13, 2002	By:	/s/ Lee A. Whatcott

Lee A. Whatcott Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Ernest S. Rady, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Westcorp;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	November 13, 2002

By	/s/ Ernest S. Rady

Chairman of the Board and Chief Executive Officer

I, Lee A. Whatcott, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Westcorp;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	November 13, 2002

By	/s/ Lee A. Whatcott

Lee A. Whatcott Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

99.1	Certification of CEO and CFO