Form 10-K
period 2002-12-31
WESTCORP /CA/
filed 2003-03-26
CIK 813461

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 33-13646

Westcorp

(Exact name of registrant as specified in its Charter)

California	51-0308535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 Pasteur, Irvine, California	92618-3816
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(949) 727-1002

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $1 par value	New York Stock Exchange

Securities registered Pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports,) and (2) has been subject to such filing requirements for the last 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 18, 2003:

Common Stock, $1.00 Par Value — $293,267,611

The number of shares outstanding of the issuer’s class of common stock as of March 18, 2003:

Common Stock, $1.00 Par Value — 39,204,709

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held April 29, 2003 are incorporated by reference into Part III.

Forward-Looking Statements
PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
PART IV
Item 15. Financial Statement Schedules, Exhibits and Reports on Form 8-K
EXHIBIT INDEX
EXHIBIT 10.6.1
EXHIBIT 10.6.2
EXHIBIT 10.9.2
EXHIBIT 10.9.3
EXHIBIT 10.9.4
EXHIBIT 10.10.1
EXHIBIT 10.18.3
EXHIBIT 10.19.1
EXHIBIT 10.20
EXHIBIT 10.20.1
EXHIBIT 10.22.1
EXHIBIT 10.22.2
EXHIBIT 10.23.1
EXHIBIT 10.23.2
EXHIBIT 10.24
EXHIBIT 10.24.1
EXHIBIT 10.25
EXHIBIT 10.26
EXHIBIT 10.26.1
EXHIBIT 10.27
EXHIBIT 10.28
EXHIBIT 10.29
EXHIBIT 10.30
EXHIBIT 10.31
EXHIBIT 10.32
EXHIBIT 10.33
EXHIBIT 10.34
EXHIBIT 10.35
EXHIBIT 10.35.1
EXHIBIT 10.36
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 99.1

WESTCORP AND SUBSIDIARIES

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

      The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

•	changes in general economic and business conditions;

•	interest rate fluctuations, including hedging activities;

•	our financial condition and liquidity, as well as future cash flows and earnings;

•	competition;

•	our level of operating expenses;

•	the effect of new laws, regulations and court decisions;

•	the availability of sources of funding;

•	the level of chargeoffs on the contracts that we originate; and

•	significant litigation.

      If one or more of these risks or uncertainties materialize, or if underlying assumptions proved incorrect, our actual results may vary materially from those expected, estimated or projected.

      We do not undertake to update our forward-looking statements or risk factors to reflect future events or circumstances.

Available Information

      The company provides access to all filings with the Securities and Exchange Commission on its Web site at http:www.westcorpinc.com free of charge on the same day as these reports are electronically filed with the Commission. The information contained in our Web site does not constitute part of this filing.

PART I

Item 1.	Business

General

      We are a diversified financial services holding company that provides automobile lending services through our second-tier subsidiary, WFS Financial Inc, also known as WFS, and retail and commercial banking services through our wholly owned subsidiary, Western Financial Bank, also known as the Bank. The Bank currently owns 84% of the capital stock of WFS.

Automobile Lending Operations

      Through WFS, we are one of the nation’s largest independent automobile finance companies with 30 years of experience in the automobile finance industry. We believe that the automobile finance industry is the second largest consumer finance industry in the United States with over $895 billion of loan and lease originations during 2002. We originate new and pre-owned automobile installment contracts, otherwise known as contracts, through our relationships with over 7,800 franchised and independent automobile dealers nationwide. We originated $5.4 billion of contracts during 2002 and managed a portfolio of $9.4 billion contracts at December 31, 2002.

      Approximately 29% of our contract originations are for the purchase of new automobiles and approximately 71% of our contract originations are for the purchase of pre-owned automobiles. Approximately 80% of our contract originations are with borrowers who have strong credit histories, otherwise generally known as prime borrowers, and approximately 20% of our contract originations are with borrowers who have overcome past credit difficulties, otherwise generally known as non-prime borrowers.

      We underwrite contracts through a credit approval process that is supported and controlled by a centralized, automated front-end system. This system incorporates proprietary credit scoring models and industry credit scoring models and tools, which enhance our credit analysts’ ability to tailor each contract’s pricing and structure to maximize risk-adjusted returns. As a result of our sophisticated credit and underwriting systems, we are able to earn attractive risk-adjusted returns on our contracts. For the year ended December 31, 2002, the average net interest spread was 7.61% while net credit losses averaged 2.77% for the same period.

      We structure our business to minimize operating costs while providing high quality service to our dealers. Those aspects of our business that require a local market presence are performed on a decentralized basis in our 41 offices. All other operations are centralized. We fund our purchases of contracts, on an interim basis, with deposits raised through our banking operations, which are insured by the Federal Deposit Insurance Corporation, also known as the FDIC, and other borrowings of the Bank. For long-term financing, we issue automobile contract asset-backed securities. Since 1985, we have sold or securitized over $30 billion of contracts in 58 public offerings of asset-backed securities, making us the fourth largest issuer of such securities in the nation. The relationship between WFS and our banking operations gives us a competitive advantage relative to other independent automobile finance companies by providing a significant and stable source of liquidity at a low cost.

      The following table presents a summary of our contracts purchased:

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
New vehicles	$1,548,372	$1,208,753	$1,028,394
Pre-owned vehicles	3,867,362	3,654,526	3,190,833

Total volume	$5,415,734	$4,863,279	$4,219,227

Prime contracts	$4,346,212	$3,675,351	$2,900,960
Non-prime contracts	1,069,522	1,187,928	1,318,267

Total volume	$5,415,734	$4,863,279	$4,219,227

Bank Operations

      The primary focus of our banking operations is to generate diverse, low-cost funds to provide the liquidity needed to fund our acquisition of contracts. We have the ability to raise significant amounts of liquidity by attracting both short-term and long-term deposits from the general public, commercial enterprises and institutions by offering a variety of accounts and rates. These funds are generated through our retail and commercial banking divisions. We may also raise funds by obtaining advances from the Federal Home Loan Bank, or FHLB, selling securities under agreements to repurchase and utilizing other borrowings. Our retail banking division serves the needs of individuals and small businesses by offering a broad range of products through 18 retail branches located throughout Southern California. Our commercial banking division focuses on medium-sized businesses in Southern California. At December 31, 2002, the total deposits gathered by both banking divisions were $2.0 billion. Approximately 85% of these accounts were demand deposits, money market accounts and certificate of deposit accounts under $100,000 in principal, which we believe represent a stable and attractive source of funding.

      We also invest deposits generated by the Bank’s retail and commercial banking divisions in mortgage-backed securities, also known as MBS. Our investment in MBS, together with the cash balances that we maintain, create a significant liquidity portfolio, which provides us with additional funding security and also affords us greater flexibility to structure securitizations with attractive terms. Net interest income from bank operations totaled $57.0 million, $45.7 million and $26.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. Net interest income from bank operations represented 9%, 10% and 21% of total net interest income for us on a consolidated basis for the same respective periods.

      The following table sets forth our loan origination, purchase and sale activity over the past five years:

	For the Year Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Loans originated:
Consumer loans:
Contracts(1)	$5,415,734	$4,863,279	$4,219,227	$3,340,146	$2,670,696
Other	3,561	6,691	12,888	15,586	9,645

Total consumer loans	5,419,295	4,869,970	4,232,115	3,355,732	2,680,341
Mortgage loans:
Existing property	21,100	9,714	17,382	263,019	2,725,415
Construction	2,022	12,318	14,718	11,969	18,721
Equity	828	969	1,024	1,948	10,262

Total mortgage loans	23,950	23,001	33,124	276,936	2,754,398
Commercial loans:	354,439	291,944	266,342	237,316	124,259

Total loans originated	5,797,684	5,184,915	4,531,581	3,869,984	5,558,998
Loans purchased:
Mortgage loans on existing property	46	229	488	412	450

Total loans purchased	46	229	488	412	450
Loans sold:
Contracts			660,000	2,500,000	1,885,000
Mortgage loans	554	3,382	3,394	502,157	2,884,073

Total loans sold	554	3,382	663,394	3,002,157	4,769,073
Principal reductions(2)	3,922,542	2,572,665	1,126,520	679,224	670,310

Increase in total loans	$1,874,634	$2,609,097	$2,742,155	$189,015	$120,065

(1)	Includes contracts purchased from automobile dealers as well as leases.

(2)	Includes scheduled payments, prepayments and chargeoffs.

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

      In 1995, the Bank transferred its automobile finance division to Westcorp Financial Services, Inc., which changed its name to WFS Financial Inc. In connection with that restructuring, the Bank transferred to WFS all assets relating to its automobile finance division, including the contracts held on balance sheet and all interests in the excess spread payable from outstanding securitization transactions. The Bank also transferred all of the outstanding stock of WFS Financial Auto Loans, Inc., also known as WFAL, and WFS Financial Auto Loans 2, Inc., also known as WFAL2, the securitization entities, thereby making these companies subsidiaries of WFS. In 1995, WFS sold approximately 20% of its shares in a public offering.

      The Bank and its subsidiaries are subject to examination and comprehensive regulation by the Office of Thrift Supervision, also known as the OTS, and the FDIC. It is further subject to certain regulations by the Board of Governors of the Federal Reserve System, also known as the FRS, which governs reserves required to be maintained against deposits and other matters. The Bank is also a member of the FHLB of San Francisco, one of twelve regional banks for federally insured savings and loan associations and banks comprising the FHLB System. The FHLB System is under the supervision of the Federal Housing Finance Board. WFS and certain other subsidiaries of the Bank are further regulated in part by various departments or commissions of the states in which they do business. Federal statutes and regulations primarily define the types of loans that the Bank and its subsidiaries may originate.

Market and Competition

      The automobile finance industry is generally segmented according to the type of vehicle sold (new versus pre-owned) and the credit characteristics of the borrower (prime, non-prime or sub-prime). Based upon industry data, we believe that during 2002, prime, non-prime and sub-prime loan originations in the United States were $600 billion, $160 billion and $135 billion, respectively. The United States captive automobile finance companies, General Motors Acceptance Corporation, Ford Motor Credit Company and Chrysler Credit Corporation account for approximately 39% of the automobile finance market. We believe that the balance of the market is highly fragmented and that no other market participant has greater than a 4% market share. Other market participants include the captive automobile finance companies of other manufacturers, banks, credit unions, independent automobile finance companies and other financial institutions.

      Our dealer servicing and underwriting capabilities and systems enable us to compete effectively in the automobile finance market. Our ability to compete successfully depends largely upon our strong personal relationships with dealers and their willingness to offer to us contracts that meet our underwriting criteria. These relationships are fostered by the promptness with which we process and fund contracts, as well as the flexibility and scope of the programs we offer. We purchase the full spectrum of prime and non-prime contracts secured by both new and pre-owned vehicles.

      The competition for contracts available within the prime and non-prime credit quality contract spectrum is more intense when the rate of automobile sales declines. Although we have experienced consistent growth for many years, we can give no assurance that we will continue to do so. Several of our competitors have greater financial resources than we have and may have a lower cost of funds. Many of our competitors also have longstanding relationships with automobile dealers and may offer dealers or their customers other forms of financing or services not provided by us. The finance company that provides floor planning for the dealer’s inventory is also ordinarily one of the dealer’s primary sources of financing for automobile sales. We do not currently provide financing on dealers’ inventories. We must also compete with dealer interest rate subsidy programs offered by the captive automobile finance companies. However, these programs are not generally offered on pre-owned vehicles and are limited to certain models or loan terms that may not be attractive to many new automobile purchasers.

      Competition in the retail banking business comes primarily from commercial banks, credit unions, savings and loan associations, mutual funds and corporate and government securities markets. Many of the nation’s largest savings and loan associations and other depository institutions are headquartered or have branches in Southern California. We compete for deposits primarily on the basis of interest rates paid and the quality of service provided to our customers. We do not rely on any individual, group or entity for a material portion of our deposits.

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

Our Business Strategy

      Our business objective is to maximize long-term profitability by efficiently purchasing and servicing prime and non-prime credit quality contracts that generate strong and consistent risk-adjusted returns. We achieve this objective by employing our business strategy, which includes the following key elements:

•	produce consistent, measured growth through our strong dealer relationships;

•	price contracts to maximize risk-adjusted returns by using advanced technology and experienced underwriters;

•	create operating efficiencies through technology and best practices;

•	generate low cost liquidity through diverse funding sources, including positive operating cash flows; and

•	record high quality earnings and maintain a conservative, well-capitalized balance sheet.

Produce Consistent, Measured Growth Through Our Strong Dealer Relationships

      Over the past five years, we have experienced a compounded annual growth rate in contract purchases of 19%. We provide a high degree of personalized service to our dealership base by marketing, underwriting and purchasing contracts on a local level. Our focus is to provide each dealer superior service by providing a single source of contact to meet the dealer’s prime and non-prime financing needs. We believe that the level of our service surpasses that of our competitors by making our business development representatives available any time a dealer is open, making prompt credit decisions, negotiating credit decisions within available programs by providing structural alternatives and funding promptly.

      Growth of originations is primarily through increased dealer penetration. We intend to increase contract purchases from our current dealer base as well as develop new dealer relationships. Prior to 1995, we originated contracts in seven, primarily western states. Subsequently, we increased our geographic penetration nationwide. Although our presence is well-established throughout the country, we believe that we still have opportunities to build market share, especially in those states that we entered since 1994. In addition, we have improved our dealer education and delivery systems in order to increase the ratio of contracts purchased to the number of applications received from a dealer, thereby improving the efficiency of our dealer relationships. We are also seeking to increase contract purchases through new dealer programs targeting high volume, multiple location dealers. These programs focus on creating relationships with dealers to achieve higher contract originations and improving efficiencies. On a limited basis, we also originate loans directly from consumers and purchase loans from other finance companies. Additionally, we continue to explore other distribution channels, including the Internet. In December 2001, we acquired an interest in DealerTrack Holdings, Inc., also known as DealerTrack, an Internet business-to-business portal that brings together finance companies and dealers. DealerTrack has signed up 30 finance companies and 19,600 dealers. As of December 31, 2002, we owned approximately 8.5% of DealerTrack. Currently, over half of our applications are received through DealerTrack.

Price Contracts to Maximize Risk-Adjusted Returns by Using Advanced Technology and Experienced Underwriters

      Quality underwriting and servicing are essential to effectively assess and price for risk and to maximize risk-adjusted returns. We rely on a combination of credit scoring models, system-controlled underwriting policies and the judgment of our trained credit analysts to make risk-based credit and pricing decisions. We use credit scoring to differentiate applicants and to rank order credit risk in terms of expected default probability. Based upon this statistical assessment of credit risk, the underwriter is able to appropriately tailor contract pricing and structure.

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

      The following table shows the risk-adjusted margins on contracts originated over the past five years:

	For the Year Ended December 31,

	2002	2001	2000	1999	1998

Weighted average coupon(1)	11.35%	12.74%	13.95%	13.57%	13.44%
Interest on borrowings(1)	3.74	5.37	6.74	6.08	5.89

Net interest margins	7.61	7.37	7.21	7.49	7.55
Credit losses(2)	2.77	2.27	1.91	2.13	3.42

Risk-adjusted margins	4.84%	5.10%	5.30%	5.36%	4.13%

(1)	Represents the rate on contracts originated during the periods indicated.

(2)	Represents the rate on managed contracts during the periods indicated.

Create Operating Efficiencies Through Technology and Best Practices

      Since 1997, we have evaluated all aspects of our operations in order to streamline processes and employ best practices throughout the organization.

      Our key technology systems implemented through this process include:

•	automated front-end loan origination system that calculates borrower ratios, maintains lending parameters and approval limits, accepts electronic applications and directs applications to the appropriate credit analyst, all of which have reduced the cost of receiving, underwriting and funding contracts;

•	custom designed proprietary scoring models that rank order the risk of loss occurring on a particular contract;

•	behavioral delinquency management system, which improves our ability to queue accounts according to the level of risk, monitor collector performance and track delinquent automobile accounts;

•	centralized and upgraded borrower services department, which includes remittance processing, interactive voice response technology and direct debit services;

•	centralized imaging system that provides for the electronic retention and retrieval of account records; and

•	data warehouse that provides analytical tools necessary to evaluate performance of our portfolio by multiple dimensions.

      As a result of these efforts, we have reduced our operating costs as a percent of managed loans from a high of 4.3% during the second quarter of 1998 to 2.6% during the fourth quarter of 2002. We have substantially completed the implementation of our loan systems and major changes to business practices. We will, however, continue to evaluate new technology and best practices to further improve our operating efficiencies.

Generate Low Cost Liquidity Through Diverse Funding Sources, Including Positive Operating Cash Flows

      The Bank provides diverse, low-cost liquidity through its retail and commercial banking divisions as well as its ability to obtain advances from the FHLB, sell securities under agreements to repurchase and utilize other borrowing sources. These significant and diverse sources of funds provide liquidity at a low cost to fund our contract purchases and allow us flexibility as to when we enter the automobile contract asset-backed securities market. Cash flows from operations provide an additional source of liquidity for us. For the year ended December 31, 2002, we generated $215 million in positive cash flows from our automobile lending operations. We maintain a significant liquidity portfolio of cash and mortgage-backed securities on our balance sheet, which totaled $2.7 and $2.1 billion as of December 31, 2002 and 2001, respectively. This liquidity portfolio provides us with additional funding security and also affords us greater flexibility to structure securitizations with attractive features.

Record High Quality Earnings and Maintain a Conservative, Well-Capitalized Balance Sheet

      Presenting high quality earnings and maintaining a conservative and well-capitalized balance sheet have been our focus since our founding in 1972. We believe that this strategy ensures success over the long term rather than providing extraordinary short-term results. Components of this strategy include accounting for our automobile securitizations as secured financings, rather than sales, maintaining appropriate allowances for credit losses and holding solid regulatory capital levels.

      Since March 2000, we have structured our automobile contract securitizations as secured financings. By accounting for these securitizations as secured financings, the contracts and asset-backed notes issued remain on our balance sheet with the earnings of the contracts in the trust and the related financing costs reflected over the life of the underlying pool of contracts as net interest income on our Consolidated Statements of Income. Additionally, no retained interest in securitized assets, also known as RISA, is recorded on the balance sheet with a corresponding non-cash gain on sale. The RISA must be written off over the life of a securitization. This asset is subject to impairment if assumptions made about the performance of a securitization are not realized. At December 31, 2002, the RISA created from asset-backed securities issued prior to April 2000 had been fully amortized. This compares with a high of $181 million or 30% of equity, net of tax, in 1997.

      Our allowance for credit losses increased $87.5 million, or 51%, to $259 million at December 31, 2002, compared with $171 million at December 31, 2001. This increase is the result of the increase in contracts held on the balance sheet as well as us increasing the percentage of allowance for credit losses to loans to 2.8% at December 31, 2002, compared with 2.3% at December 31, 2001.

      At December 31, 2002, the Bank had a total risk-based capital ratio of 13.38%, a tier 1 risk-based capital ratio of 7.67%, and a leverage ratio of 6.43%, compared to “well-capitalized” regulatory requirements of 10.0%, 6.0% and 5.0%, respectively. Because of the Bank’s “well-capitalized” status, it has no institution specific liquidity or regulatory constraints on its operations.

Operations

Automobile Lending

Locations

      We currently originate contracts nationwide through our 41 offices. Each regional business center manager is accountable for the performance of contracts originated in that office throughout the life of the contracts, including acquisition, underwriting, funding and collection. We have two national service centers located in California and Texas with functions including data verification, records management, remittance processing, customer service call centers and automated dialers. We maintain three regional bankruptcy and remarketing centers and have a centralized asset recovery center located in California. Our corporate offices are located in Irvine, California.

Business Development

      Our business development representatives are responsible for improving our relationship with existing dealers and enrolling and educating new dealers to increase the number of contracts originated. Business development managers within each regional business center provide direct management oversight to each business development representative. In addition, the director of sales and marketing provides oversight management to ensure that all business development managers and representatives are following overall corporate guidelines.

      Business development representatives target selected dealers within their territory based upon volume, potential for business, financing needs of the dealers, and competitors that are doing business with such dealers. Before we decide to do business with a new dealer, we perform a review process of the dealer and its business. If we then determine to proceed, we enter into a non-exclusive dealership agreement with the dealer. This agreement contains certain representations regarding the contracts the dealer will sell to us. Due to the non-exclusive nature of our relationship with dealers, the dealers retain discretion to determine whether to sell contracts to us or another financial institution. The business development representative is responsible for educating the dealers’ finance managers about the types of contracts that meet our underwriting standards. This education process helps to ensure that we minimize the number of applications we receive that are outside of our underwriting guidelines, thereby increasing our efficiency and lowering our overall cost to originate contracts.

      After this relationship is established, the business development representative continues to actively monitor the relationship with the objective of maximizing the overall profitability of each dealer relationship within his or her territory. This includes ensuring that a significant number of approved applications received from each dealer are actually converted into contracts by us, ensuring that the type of contracts received meets our underwriting standards, monitoring the risk-based pricing of contracts acquired and reviewing the actual performance of the contracts purchased. To the extent that a dealer does not meet our minimum conversion ratio, lending volume standards or overall profitability, the dealer may be precluded from sending us applications in the future. During the past year, our dealer base increased from approximately 7,500 to 7,800, primarily as a result of us expanding our nationwide presence. Our increase in volume is the result of funding more contracts from dealers that meet our standards and increasing our dealer base.

Underwriting and Purchasing of Contracts

      The underwriting process begins when an application is sent to us via the Internet or faxed to our data entry service provider. During 2002, we outsourced our data entry process to a third-party provider to maximize efficiencies and reduce costs due to the decreased volume of applications received via fax. Internet applications are automatically loaded into our front-end underwriting computer system. Our data entry service provider enters the applicant information from faxed applications into our front-end system. Once the application is in the front-end system, the system automatically obtains credit bureau information on the applicant and calculates our proprietary credit score.

      We use credit scoring to differentiate credit applicants and to rank order credit risk in terms of expected default probabilities. This enables us to tailor contract pricing and structure according to our statistical assessment of credit risk. For example, a consumer with a lower score would indicate a higher probability of default; therefore, we would structure and price the transaction to compensate for this higher default risk. Multiple scorecards are used to accommodate the full spectrum of contracts we purchase. In addition to a credit score, the system highlights certain aspects of the credit application that have historically impacted the credit worthiness of the borrower.

      Credit analysts are responsible for properly structuring and pricing deals to meet our risk-based criteria. They review the information, structure and price of an application and determine whether to approve, decline or make a counteroffer to the dealer. Each credit analyst’s lending levels and approval authorities are established based on the individual’s credit experience and portfolio performance, credit manager audit results and quality control review results. Higher levels of approvals are required for higher credit risk and are controlled by system driven parameters and limits. System driven controls include limits on interest rates, contract terms, contract advances, payment to income ratios, debt to income ratios, collateral values and low side overrides.

      Once adequate approval has been received, the computer system automatically sends a response to the dealer through the Internet or via fax with our credit decision, specifying approval, denial or conditional approval. Conditional approval is based upon modification to the structure, such as an increase in the down payment, reduction of the term, or the addition of a co-signer. As part of the approval process, the system or the credit analyst may require that some of the information be verified, such as the applicant’s income, employment, residence or credit history. The system increases efficiency by automatically denying approval in certain circumstances without additional underwriting being performed. These automated notices are controlled by parameters set by us consistent with our credit policy.

      If the dealer accepts the terms of the approval, the dealer is required to deliver the necessary documentation for each contract to us. Our funding group audits such documents for completeness and consistency with the application and provides final approval and funding of the contract. A direct deposit is made or a check is prepared and promptly sent to the dealer for payment. The dealer’s proceeds may include dealer participation for consideration of the acquisition of the contract. The completed contract file is then forwarded to our records center for imaging.

      Under the direction of the Credit and Pricing Committee, the Chief Credit Officer oversees credit risk management, sets underwriting policy, monitors contract pricing, tracks compliance to underwriting policies and re-underwrites select contracts. If re-underwriting statistics are unacceptable, a portion of quarterly incentives are forfeited by the office that originated the contracts. Our internal quality control group reviews contracts on a statistical sampling basis to ensure adherence to established lending guidelines and proper documentation requirements. Credit managers within each regional business center provide direct management oversight to each credit analyst. In addition, the Chief Credit Officer provides oversight management to ensure that all credit managers and analysts are following overall corporate guidelines.

      The following table sets forth information for contracts originated, contracts managed and number of dealers in the states in which we operate our business:

	Contract Purchases			At December 31, 2002
	For the Year Ended December 31,
				Managed	Number of
State	2002	2001	2000	Portfolio	Dealers

	(Dollars in thousands)
California	$2,091,347	$1,928,371	$1,680,814	$3,676,606	2,082
Washington	310,189	216,003	186,078	449,715	336
Arizona	283,528	324,299	277,217	541,202	284
Oregon	214,683	196,292	158,944	334,899	326
Colorado	200,153	123,788	130,247	286,962	200
Texas	171,761	181,651	158,138	334,328	312
Ohio	171,109	174,040	165,860	336,866	381
Florida	147,931	184,289	175,341	320,007	345
South Carolina	145,892	129,963	91,246	250,624	192
North Carolina	144,859	138,956	106,664	265,334	309
Nevada	131,094	105,747	101,311	223,270	111
Virginia	123,403	99,056	97,997	218,004	236
Illinois	104,576	93,709	76,020	178,787	196
Idaho	102,475	77,184	48,639	152,719	114
Tennessee	86,228	83,892	68,955	160,873	174
Utah	84,897	77,321	63,531	133,939	156
Michigan	82,542	67,905	52,489	133,648	163
Georgia	77,294	82,352	71,341	156,433	219
Missouri	70,070	57,883	64,372	123,493	145
New York	63,519	29,801	5,097	77,488	184
Maryland	62,145	41,286	36,431	102,513	127
Pennsylvania	50,699	46,122	39,317	90,671	124
Wisconsin	44,318	40,826	37,439	73,719	112
New Jersey	42,210	28,280	26,552	69,975	99
Kentucky	41,754	41,526	34,658	75,691	92
Massachusetts	39,086	27,778	22,126	61,660	74
Indiana	37,904	36,739	26,759	69,756	101
Alabama	36,570	31,967	49,053	76,724	73
Minnesota	29,708	18,240	11,156	38,537	60
Oklahoma	27,390	25,065	16,318	44,192	35
Delaware	26,697	26,173	23,709	52,401	43
New Hampshire	24,275	10,563	7,157	30,275	54
New Mexico	23,930	24,146	9,469	39,195	38
Connecticut	22,928	11,508	13,638	35,872	52
Iowa	20,552	9,228	13,027	28,532	38
Kansas	19,448	21,533	22,683	39,398	67
Mississippi	18,051	19,691	17,434	38,996	55
Wyoming	12,507	6,918	5,114	16,228	15
Nebraska	9,824	5,248	5,427	13,498	27
West Virginia	9,447	11,930	16,763	22,868	26
Rhode Island	4,385	2,947	2,642	7,213	15
South Dakota	3,843	2,078		3,971	11
Maine	492	985	2,054	1,859	3
Vermont	21			10	1
Hawaii				1,023

Total	$5,415,734	$4,863,279	$4,219,227	$9,389,974	7,807

Servicing of Contracts

      We service all of the contracts we purchase, both those held by us and those sold in automobile securitizations. The servicing process includes collecting and processing payments, responding to borrower inquiries, maintaining the security interest in the vehicle, maintaining physical damage insurance coverage and repossessing and selling collateral when necessary. During the second quarter of 2000, we implemented a new decision support system that incorporates behavioral scoring models. Additionally, in the second quarter of 2001, we began purchasing credit bureau scores information on all borrowers, which is updated each quarter. These three tools allow us to continually seek the most efficient and effective collection methods.

      We use monthly billing statements to serve as a reminder to borrowers as well as an early warning mechanism in the event a borrower has failed to notify us of an address change. Payments received in the mail or through our offices are processed by our centralized remittance processing center. To expedite the collection process, we accept payments from borrowers through automated payment programs including Internet banking, direct debits and third party payment processing services. Our customer service center uses interactive voice response technology to answer routine account questions and route calls to the appropriate service counselor.

      Our fully integrated servicing, decision and collections system automatically forwards accounts to our automated dialer or regional collection centers based on the assessed risk of default or loss. Account assessment poses several courses of action, including delaying collection activity based on the likelihood of self curing, directing an account to the automated dialer for a predetermined number of days before forwarding it to a regional collections office, or directly forwarding to a loan service counselor in the regional office for accelerated collection efforts as early as seven days past due. This process balances the efficiency of centralized collection efforts with the effectiveness of decentralized personal collection efforts. Our systems track delinquencies and chargeoffs, monitor the performance of our collection associates and assist in delinquency forecasting. To assist in the collection process, we can access original documents through our imaging system, which stores all the documents related to each contract. We limit deferments to a maximum of three over the life of the contract and rarely rewrite contracts.

      If satisfactory payment arrangements are not made, the automobile is generally repossessed within 60 to 90 days of the date of delinquency, subject to compliance with applicable law. We use independent contractors to perform repossessions. The automobile remains in our custody generally for 15 days, or longer if required by local law, to provide the obligor the opportunity to redeem the automobile. If after the redemption period the delinquency is not cured, we write down the vehicle to fair value and reclassify the contract as a repossessed asset. After the redemption period expires, we prepare the automobile for sale. We sell substantially all repossessed automobiles through wholesale automobile auctions, subject to applicable law. We do not provide the financing on repossessions sold. We use regional remarketing departments to sell our repossessed vehicles. Once the vehicles are sold, we charge off any remaining deficiency balances. At December 31, 2002, repossessed automobiles outstanding managed by us were $16.4 million or 0.18% of the total managed contract portfolio, compared with $7.6 million or 0.09% of the total managed contract portfolio at December 31, 2001.

      It is our policy to charge off an account when it becomes contractually delinquent by 120 days, except for accounts that are in Chapter 13 bankruptcy, even if we have not yet repossessed the vehicle. At the time that a contract is charged off, all accrued interest is reversed. After chargeoff, we collect deficiency balances through our centralized asset recovery center. These efforts include contacting the borrower directly, seeking a deficiency judgment through a small claims court or instituting other judicial action where necessary. In some cases, particularly where recovery is believed to be less likely, the account may be assigned to a collection agency for final resolution. For those accounts that are in Chapter 13 bankruptcy and contractually past due 120 days, we reverse all accrued interest and recognize income on a cash basis. Additionally, we mark down such contracts to fair value and reclassify them as nonperforming accounts.

Retail Banking

      Our retail banking operations are conducted through 18 branch offices located throughout Southern California. At December 31, 2002, the total deposits gathered by the retail banking division were $1.4 billion compared to $2.1 billion at December 31, 2001. Due to our limited number of branch offices, we have historically focused on certificate of deposit accounts as the primary product offered by the retail banking division.

      Demand deposits and money market accounts obtained through our retail banking operations totaled $490 million at December 31, 2002 compared with $812 million at December 31, 2001. At December 31, 2002, demand deposits and money market accounts represented 36% of our total deposits compared with 39% at December 31, 2001. In addition, demand deposits, money market accounts and certificate of deposit accounts under $100,000 in principal represented approximately 85% of our total deposit accounts.

      The decrease in total deposits, demand deposits and money market accounts in 2002 is a result of our decision to sell our seven Northern California branch offices. We made a strategic decision to enhance our retail banking operations by focusing our deposit gathering efforts in Southern California. As a result of the sale of $481 million of deposits, we recorded a gain of $6.0 million. We opened our first new Southern California branch office in March 2003 and expect to relocate five and open three Southern California branch offices in 2003.

Commercial Banking

      We focus our commercial banking operations in the Orange, Los Angeles and San Diego County metropolitan areas, operating through our Irvine headquarters. We target commercial clients with sales between $10 million and $100 million. We offer our commercial clients a full array of deposit and loan products that are priced competitively and designed specifically for them. The commercial banking division’s strategy is to generate deposits in excess of the loans it funds to provide another source of liquidity for us. Deposit products include money market, business checking and certificate of deposit accounts delivered either through direct contact or cash management services. Loan products include term loans, lines of credit, asset-based loans, construction and real estate loans. We also offer consumer deposit and money market accounts as well as consumer loans and lines of credit to the company owners, management and their associates. Loan products are generally priced on a floating rate basis, based on the prime rate or the London Interbank Offer Rate, also known as LIBOR. Fixed rate loans are generally limited to a one-year term or less.

      Credit quality is managed by having each loan reviewed for approval by a credit committee comprised of the Commercial Bank’s President, Chairman of the Board, Board members and our executives. In addition, account officers are assigned to specific accounts to maintain close contact with the customer. Such contact allows for greater opportunity to cross sell products, as well as for observing and continually evaluating the customer for potential credit problems.

      At December 31, 2002, the commercial banking division had $517 million in deposits compared with $220 million at December 31, 2001. Commercial loans outstanding totaled $97.2 million and $85.3 million at December 31, 2002 and 2001, respectively.

      The following table presents information regarding total loans and deposits of our commercial banking operations:

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Average balance — loans	$142,116	$152,251	$156,065
Average balance — deposits	546,045	443,434	507,455
Interest income	8,070	11,215	14,312
Interest expense	29,265	19,262	27,929
Average interest rate earned on loans	5.68%	7.37%	9.17%
Average interest rate paid on deposits	5.36%	4.34%	5.50%

Mortgage Portfolios

      We have from time to time originated mortgage products that were held on our balance sheet rather than selling such products into the secondary markets. Other than mortgage loans originated on a limited basis through the commercial banking division, we do not expect to add mortgage loans to our balance sheet.

Construction Loans

      On a limited basis, we originate construction loans primarily for single family owner-occupied residences and commercial real estate. These include loans for the acquisition and development of unimproved property to be used for residential and commercial purposes. The construction loan portfolio generally consists of loans with terms ranging from six to twelve months with fully indexed adjustable interest rates that range between 4% and 10%. Advances are generally made to cover actual construction costs and include a reserve for paying the stated interest due on the loan.

Transactions with Related Parties

      We believe that the transactions described below have been on terms no less favorable to us than could be obtained from unaffiliated parties, notwithstanding that the transactions were not negotiated at arm’s length. However, the transactions were approved by our Board of Directors and the Boards of Directors of the Bank and WFS, including their respective independent directors. Each of these transactions described eliminates upon consolidation.

Intercompany Borrowings

      WFS has various borrowing arrangements with the Bank, including long-term, unsecured debt and lines of credit designed to provide financing for WFS and its subsidiaries. These borrowings are the only source of liquidity utilized by WFS outside of the asset-backed securities market. These borrowing arrangements, on an unconsolidated basis, provide the Bank with what it believes to be a market rate of return. Additionally, the Bank believes that it is more profitable for it on a consolidated basis for it to lend money to WFS rather than for WFS to seek financing from an outside third party because its cost of funds is lower than the rates on these borrowing arrangements.

      WFS borrowed $125 million from the Bank under the terms of a $125 million note executed in 1995. The $125 million note provided for principal payments of $25 million per year, commencing on April 30, 1999 and continuing through its final maturity, April 30, 2003. Interest payments on the $125 million note were due quarterly, in arrears, calculated at the rate of 7.25% per annum. WFS made payments on the $125 million note of $11.2 million and $32.7 million for the years ended December 31, 2001 and 2000, respectively, without prepayment penalties. The $125 million note was paid off in the third quarter of 2001 in connection with the retirement of the Bank’s 8.5% subordinated debentures. There was no outstanding balance on the $125 million note at December 31, 2002 and 2001 compared with $11.2 million outstanding at December 31, 2000. Interest expense on this note totaled $0.5 million and $1.5 million for the years ended December 31, 2001 and 2000, respectively.

      WFS borrowed $135 million from the Bank under the terms of a $135 million note. WFS initially borrowed $50 million under this note in 1997. The amount was increased to $135 million in 1999. According to the terms of the amendment in 1999, the $135 million note provided for two equal principal payments of $67.5 million per year, commencing July 31, 2001. Under its original terms, interest payments on the $135 million note were due quarterly, in arrears, calculated at the rate of 9.42% per annum. On January 1, 2002, the note was amended to increase the remaining principal amount from $67.5 million to $150 million and to decrease the interest rate from 9.42% to 8.875% per annum. All principal is due and payable on August 1, 2007, although the Bank has the option to require payment in part or in full at any time prior to that date. WFS made principal payments on this note totaling $42.0 million during 2002 in conjunction with the Bank’s purchase of $42.0 million of its 8.875% subordinated debentures. Pursuant to the terms of this note, WFS may not incur any other indebtedness which is senior to the obligations evidenced by this note except for (i) indebtedness under the $125 million note, (ii) indebtedness collateralized or secured under the $1.8 billion line of credit discussed below and (iii) indebtedness for similar types of warehouse lines of credit. There was $108 million outstanding on this note at December 31, 2002 compared with $67.5 million at December 31, 2001. Interest expense on this note totaled $12.4 million, $10.1 million and $12.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

      Additionally, WFS borrowed $300 million from the Bank under the terms of a $300 million note in May 2002. This note matures on May 15, 2012. Interest payments on the $300 million note are due semi-annually, in arrears, calculated at the rate of 10.25% per annum. Pursuant to the terms of this note, WFS may not incur any other indebtedness that is senior to the obligations evidenced by this note except for (i) indebtedness under the $150 million note, (ii) indebtedness collateralized or secured under the $1.8 billion line of credit and (iii) indebtedness for similar types of warehouse lines of credit. There was $300 million outstanding on this note at December 31, 2002. Interest expense on this note totaled $20.3 million for the year ended December 31, 2002.

      WFS has a line of credit extended by the Bank permitting it to draw up to $1.8 billion as needed to be used in its operations. WFS does not pay a commitment fee for this line of credit. The line of credit terminates on December 31, 2004, although WFS may extend the term for additional periods of up to 60 months. There was no amount outstanding at December 31, 2002. There was $374 million and $236 million outstanding on this line of credit at December 31, 2001 and 2000, respectively. The $1.8 billion line of credit carries an interest rate based on the one-month LIBOR and an interest spread of 125 basis points when unsecured and 90 basis points when secured. The Bank has the right under this line of credit to refuse to permit additional amounts to be drawn if, in the Bank’s discretion, the amount sought to be drawn will not be used to finance the purchase of contracts or other working capital requirements.

      On November 30, 2001 and August 8, 2002, various subsidiaries of WFS entered into lines of credit with the Bank. These lines permit these subsidiaries to draw up to a total of $255 million to fund activities related to our securitizations. Of the total $255 million, $10 million terminates on December 1, 2006 and $245 million terminates on January 1, 2010, although the terms may be extended by these subsidiaries for additional periods of up to 60 months. At December 31, 2002, the amount outstanding on these lines of credit totaled $62.0 million compared with $47.3 million outstanding at December 31, 2001. The $255 million in lines of credit with the Bank held by WFS’ subsidiaries carry an interest rate based on one-month LIBOR and an interest spread of 112.5 basis points when unsecured and 62.5 basis points when secured.

      Interest on the amounts outstanding under the lines of credit is paid monthly, in arrears, and is calculated on the daily average amount outstanding that month. Interest expense for these lines of credit totaled $3.0 million, $8.9 million and $37.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. The weighted average interest rates for the lines of credit were 2.74%, 4.43% and 7.09% for the years ended December 31, 2002, 2001 and 2000, respectively. The weighted average interest rates for the lines of credit were 2.55%, 3.08% and 7.44% at December 31, 2002, 2001 and 2000, respectively.

Short-Term Investments

      WFS invests its excess cash at the Bank under an investment agreement. Prior to January 1, 2002, the Bank paid WFS an interest rate equal to the federal composite commercial paper rate on this excess cash. On January 1, 2002, the agreement was amended to revise the interest rate to one-month LIBOR. The weighted average interest rate was 1.77%, 3.80% and 6.58% for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002, WFS held $688 million excess cash with the Bank under the investment agreement. Interest income earned by WFS under this agreement totaled $10.2 million, $4.9 million and $1.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. The weighted average interest rate was 1.44% at December 31, 2002, compared with 6.53% at December 31, 2000. WFS had no excess cash invested at the Bank at December 31, 2001.

Reinvestment Contracts

      Pursuant to a series of agreements to which WFS, the Bank and WFAL2, among others, are parties, WFS has access to the cash flows of certain outstanding securitizations, including the cash held in the spread accounts for these securitizations. WFS is permitted to use that cash as it determines, including to originate contracts.

      In certain securitizations, the Bank and WFAL2 have entered into a reinvestment contract that is deemed to be an eligible investment under the relevant securitization agreements. The securitization agreements require that all cash flows of the relevant trust and the associated spread accounts be invested in the applicable reinvestment contract. A limited portion of the invested funds may be used by WFAL2 and the balance may be used by the Bank. The Bank makes its portion available to WFS pursuant to the terms of the WFS Reinvestment Contract. Under the WFS Reinvestment Contract, WFS receives access to all of the cash available to the Bank under each trust reinvestment contract and is obligated to repay to the Bank an amount equal to the cash so used when needed by the Bank to meet its obligations under the individual trust reinvestment contracts. With the portion of the cash available to it under the individual trust reinvestment contracts, WFAL2 purchases contracts from WFS pursuant to the terms of the sale and servicing agreements.

      In accordance with these agreements, the Bank and WFAL2 pledge property owned by each of them for the benefit of the trustee of each trust and the surety. WFS pays the Bank a fee equal to 12.5 basis points of the amount of collateral pledged by the Bank as consideration for the pledge of collateral and for WFS’ access to cash under the WFS Reinvestment Contract. WFS paid the Bank $1.2 million, $1.1 million and $0.7 million for the years ended December 31, 2002, 2001 and 2000, respectively, for this purpose. As WFAL2 directly utilizes the cash made available to it to purchase contracts for its own account from WFS, no additional consideration from WFS is required to support WFAL2’s pledge of its property under the agreement with Financial Security Assurance, also known as FSA. While WFS is under no obligation to repurchase contracts from WFAL2, to the extent WFAL2 needs to sell any such contracts to fund its repayment obligations under the trust reinvestment contracts, it is anticipated that WFS would prefer to purchase those contracts than for WFAL2 to sell those contracts to a third party. The WFS Reinvestment Contract, by its terms, is to remain in effect so long as any of the trust reinvestment contracts is an eligible investment for its related securitization. There was $944 million, $942 million and $832 million outstanding on the trust reinvestment contracts at December 31, 2002, 2001 and 2000, respectively.

Whole Loan Sales

      We purchased $1.4 billion of contracts from WFS in whole loan sales for each of the years ended December 31, 2001 and 2000. In these transactions, we paid cash for the amount of the principal outstanding on the contracts plus a premium of $44.3 million and $41.2 million for the years ended December 31, 2001 and 2000, respectively. These premiums were recorded by WFS as a cash gain on sale, net of the write-off of outstanding dealer participation balances and the effect of hedging activities. These contracts were subsequently securitized by us and continue to be managed by WFS under the terms of the transactions. We purchased no contracts from WFS for the year ended December 31, 2002. These sales and the related gains are eliminated upon consolidation.

Tax Sharing Agreement

      We and our subsidiaries are parties to an amended tax sharing agreement pursuant to which a consolidated federal tax return is filed for all of the parties to the agreement. Under this agreement, the tax due by the group is allocated to each member based upon the relative percentage of each member’s taxable income to that of all members. Each member pays us its estimated share of tax liability when otherwise due, but in no event may the amount paid exceed the amount of tax that would have been due if a member were to file a separate return. A similar process is used with respect to state income taxes for those states that permit the filing of a consolidated or combined return. Tax liabilities to states that require the filing of separate tax returns for each company are paid by each company. The term of the amended tax sharing agreement commenced on the first day of the consolidated return year beginning January 1, 2002 and continues in effect until the parties to the tax sharing agreement agree in writing to terminate it. See “Consolidated Financial Statements — Note 22 — Income Taxes.”

Management Agreements

      We have entered into certain management agreements with WFS and the Bank pursuant to which we pay an allocated portion of certain costs and expenses incurred by WFS and the Bank with respect to services or facilities of WFS and the Bank used by us or our subsidiaries, including our principal office facilities, our field offices, and overhead and associate benefits pertaining to Bank and WFS associates who also provide services to us or our subsidiaries. Additionally, as part of these management agreements, WFS and the Bank have agreed to reimburse us for similar costs incurred. Net amounts paid to WFS by us and our affiliates under these agreements were $6.4 million, $5.9 million and $2.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. The management agreements may be terminated by any party upon five days prior written notice without cause, or immediately in the event of the other party’s breach of any covenant, obligation, or duty contained in the applicable management agreement or for violation of law, ordinance, statute, rule or regulation governing either party to the applicable management agreement.

Supervision and Regulation

General

      Set forth below is a general discussion of laws and regulations that have a material effect on our business. The laws and regulations discussed are intended to protect depositors, federal deposit insurance funds, and the banking system as a whole; they are not intended to protect security holders. To the extent that the following discussion describes statutory or regulatory provisions, the exact language of the statute or regulatory provision qualifies any such discussion. Furthermore, such statutes and regulations are continually under review by Congress and federal regulatory agencies. Any future changes in laws, regulations or the policies of various regulatory authorities may have a material effect on our business. Accordingly, we cannot assure you that we will not be affected by any such future changes.

      As a savings and loan association holding company, we are subject to regulation under the Home Owners’ Loan Act, also known as HOLA, as amended, and to inspection, examination and supervision by the OTS. Our subsidiary bank, Western Financial Bank, and its subsidiaries, including WFS, are subject to regulation and examination primarily by the OTS and secondarily by the FDIC. Both the Bank and WFS, as well as our other operating subsidiaries, are generally not subject to state laws pertaining to their business activities due to pre-emption by HOLA and OTS regulations. Our service corporation subsidiaries are also subject to regulation by the OTS and other applicable federal and state agencies. Our insurance subsidiaries are subject to regulation by applicable state insurance regulatory agencies. Our service corporation subsidiaries are subject to the laws and regulations of both the federal government and the various states in which they conduct business.

Westcorp

The Savings and Loan Holding Company Act

      We are, by virtue of our ownership of the Bank, a savings and loan holding company within the meaning of HOLA. We are registered with the OTS as a savings and loan holding company. Therefore, we are subject to the OTS’ regulations, examination and reporting requirements. The OTS may take substantive action if it determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of any particular activity constitutes a serious risk to the financial safety, soundness or stability of that holding company’s subsidiary savings association.

      Savings association subsidiaries of holding companies must also comply with regulations regarding loans to executive officers, directors and principal shareholders. Loans secured by a first lien on an executive officer’s residence may be made without prior approval of the board of directors of the financial institution.

The Home Owners’ Loan Act

      Provisions of HOLA limit the type of activities and investments in which the savings association subsidiaries of a savings and loan holding company may participate if the investment and/or activity involves an affiliate of that savings association subsidiary. In addition, transactions between a savings association subsidiary or its subsidiary and an affiliate must be on terms that are at least as favorable to the bank or its subsidiary as are the terms of the transactions with unaffiliated companies.

      The HOLA regulations limiting certain activities of the Bank to a percentage of its total consolidated assets allow the Bank to invest up to 35% of its consolidated assets in consumer loans, commercial paper and qualifying corporate debt instruments; provided however, that all consumer loans in excess of 30% of the Bank’s consolidated assets must be made directly to the consumer by the Bank or its operating subsidiaries. Thus, not more than 30% of the Bank’s consolidated assets may be invested in contracts purchased from new and pre-owned automobile dealers or from other lenders. For the year ended December 31, 2002, we purchased contracts at an average rate of approximately $450 million per month. However, the Bank was able to remain in compliance with this regulatory limitation on its consolidated activities, as we securitized contracts worth approximately $6.9 billion during 2002. Our securitization activities are structured to enable the Bank to remove securitized automobile contracts from its balance sheet for regulatory purposes. As a result, securitized automobile contracts are not included in the calculation of the percentage of the Bank’s consolidated assets subject to either the 30% or 35% limitation on consumer loans. We intend to regularly securitize contracts to insure that the Bank will remain in compliance with this regulatory limitation on its consolidated activities. If we are unable to continue to securitize the automobile contracts we purchase, this regulatory limitation may force us to limit our acquisition of new automobile contracts, thereby adversely affecting our ability to remain a preferred source of financing for the dealers from whom we purchase automobile contracts. Any such limitation may also have a material adverse effect on our financial position, liquidity and results of operations.

The Bank

Regulatory Capital Requirements

      HOLA mandates that the OTS promulgate capital regulations that include capital standards no less stringent than the capital standards applicable to national banks. Any savings association that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. The Bank exceeded the current minimum requirements for core capital, tangible capital, tier 1 risk-based capital and total risk-based capital as of December 31, 2002 as more fully described below.

      HOLA and the OTS regulations require savings associations to maintain “core capital” in an amount not less than 3% of adjusted total assets. The Bank’s core capital ratio at December 31, 2002 was 6.43%. As of December 31, 2002, the Bank’s core capital was $729 million, exceeding the Bank’s regulatory requirement by $389 million.

      A savings association must maintain “tangible capital” in an amount not less than 1.5% of adjusted total assets. The Bank’s tangible capital is the same as its core capital as the Bank does not have intangible assets or other such assets that must be deducted from core capital to arrive at tangible capital. Therefore, at December 31, 2002, the Bank’s tangible capital ratio was also 6.43%. The Bank’s tangible capital at December 31, 2002 was $729 million, exceeding the applicable regulatory requirement by $559 million.

      In addition, the OTS has adopted a regulation pertaining to the capital treatment of recourse, direct credit substitutes and residual interests in asset securitizations. The regulation modifies the capital rules for residual interests arising upon the transfer of assets, including limiting the amount of residual interests that are credit-enhancing interest-only strips that may be included in calculating an institution’s capital. The new regulation requires all institutions to hold “dollar-for-dollar” capital against their total contractual exposure to loss resulting from residual interest assets arising from the transfer of assets accounted for as a sale. The regulation also requires that all residual interest assets which are credit-enhancing interest-only strips in excess of 25% of an institution’s tier 1 risk-based capital be deducted from capital.

      The regulation became effective on January 1, 2002 for any transaction that closed on or after that date. For transactions closed before that date, an institution can elect to have the regulation apply to those earlier transactions. We elected to adopt the new regulation as of September 30, 2002. The amount of capital held against our residual interests in asset securitizations and other recourse obligations at December 31, 2002 was $73.5 million.

      Since March 2002, we have structured our securitization transactions so that they are required to be accounted for as secured financings rather than as sales under Generally Accepted Accounting Principles, also known as GAAP. We do not record any residual interests on these securitizations. The new regulation applies only to residual interests arising from the transfer of assets accounted for as sales. Therefore, the new regulation will not cause any adverse capital effect on us related to these securitizations. In the future, we do not anticipate that we will engage in any securitizations accounted for as sales under GAAP.

      The Bank’s total risk-weighted assets are determined by taking the sum of the products obtained by multiplying each of the Bank’s assets and certain off balance sheet items by a designated risk-weight. Four risk-weight categories (0%, 20%, 50% and 100%) exist for on balance sheet assets. Before a risk-weight category can be applied to a consolidated off balance sheet item, the item must be converted into a credit-equivalent amount by multiplying its face amount by one of four credit conversion factors (0%, 20%, 50% and 100%). As of December 31, 2002, the Bank’s total risk-weighted assets equaled $8.5 billion.

      Total risk-based capital, as defined by OTS regulations, is core capital plus supplementary capital less direct equity investments not permissible to national banks (subject to a phase-in schedule), reciprocal holdings of depository institution capital investments. Supplementary capital is comprised of permanent capital instruments not included in core capital, maturing capital instruments such as subordinated debentures, and general valuation loan and lease loss allowance. Supplementary capital is limited to 100% of core capital.

      The Bank is permitted to include subordinated debentures in its supplementary capital. At December 31, 2002, there were two issuances remaining, one with an outstanding balance excluding discounts and issuance costs of $108 million and an interest rate of 8.875% due in 2007 and a second with an outstanding balance excluding discounts and issuance costs of $300 million and an interest rate of 9.625% due in 2012. The first issuance is redeemable at our option, in whole or in part, on or after August 1, 2004, at 100% of the principal amount being redeemed plus accrued interest as of the date of redemption, and the second is redeemable on the same terms, on or after May 15, 2009. In addition, the 9.625% debentures may be redeemed in part prior to May 15, 2005, provided at least 65% of the debentures remain outstanding, the redemption is with the proceeds of and within 90 days of an equity issuance by the Bank and the redemption price is not less than 109.625%. Pursuant to the approval from the OTS to treat those debentures as supplementary capital, the total amount of debentures issued by the Bank that may be included as supplementary capital may not exceed the total amount of the Bank’s core capital. The amount of the 8.875% debentures that may be included as supplementary capital began to decrease at the rate of 20% of the amount originally outstanding per year, net of redemptions, on August 1, 2002. The 9.625% debentures will not begin to be phased out as supplementary capital until May 15, 2007. The Bank’s total risk-based capital at December 31, 2002 was $1.1 billion and its total risk-based capital ratio was 13.38%.

The Gramm-Leach-Bliley Act

      The Gramm-Leach-Bliley Act, or GLBA, permits insurance, banking and securities firms to be owned by a single owner. GLBA generally prohibits unitary savings and loan holding companies, like us, from being acquired by commercial companies. We are permitted under GLBA, however, to continue to engage in any business opportunities in which we had a right to engage prior to the enactment of GLBA. In short, GLBA does not have an effect on our business, and we do not expect that any of its provisions will have an adverse effect on our operations or our financial condition.

      GLBA also creates additional obligations on financial institutions, such as the Bank and its subsidiaries, regarding the safeguarding of nonpublic personal information of their customers and creates affirmative duties to advise customers as to what the financial institutions do with their customers’ nonpublic personal information. The privacy requirements of GLBA do not have a significant impact on the Bank or any of its subsidiaries, because the Bank and its subsidiaries have historically safeguarded the personal confidential information of their customers as required by other federal statutes.

Prompt Corrective Regulatory Action

      Federal regulators are required to take prompt corrective action to resolve the problems of insured depository institutions that fall below certain capital ratios. The OTS, in conjunction with other regulatory agencies, adopted regulations defining five categories of capitalization, ranging from “well capitalized” to “critically undercapitalized,” and implemented a framework of supervisory actions applicable to savings associations in each category. At December 31, 2002, the Bank met the capital requirements of a “well capitalized” institution.

Dividend Regulations

      The OTS has adopted regulations for determining if capital distributions of a savings association are permitted. Capital distributions are permissible unless the Bank would be undercapitalized, the proposal raises safety and soundness concerns, or violates a prohibition in any statute, regulation or agreement between the Bank and the OTS. The Bank is required to file prior notice 30 days before a proposed capital distribution because it is a subsidiary of a savings and loan holding company.

      The Bank is also subject to certain limitations on the payment of dividends by the terms of the indentures for its debentures. Those limitations are more severe than the OTS capital distribution regulations. Under the most restrictive of those limitations arising in connection with the Bank’s sale of its debentures, the greatest capital distribution that the Bank could currently make is $140 million. We received dividends from the Bank during 2002 in the aggregate amount of $16.1 million.

Insurance of Accounts

      The FDIC administers the Savings Association Insurance Fund, also known as SAIF. Deposits with the Bank are insured through the SAIF to the maximum amount permitted by law, which is currently $100,000. For the year ended December 31, 2002, we were required to pay insurance premiums of $0.7 million compared with $0.9 million for the year ended December 31, 2001.

      The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has either engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. Management is not aware of any existing circumstances that could result in termination of the Bank’s deposit insurance.

Brokered Deposits

      FDIC regulations provide for differential regulation relating to brokered deposits based on capital adequacy. Institutions are divided into categories of “well capitalized,” “adequately capitalized” and “undercapitalized.” Only “well capitalized” institutions may continue to accept brokered deposits without restriction, as well capitalized institutions are excluded from the definition of deposit brokers. At December 31, 2002, the Bank met the capital requirements of a well-capitalized association as defined by the regulation. At that date, the Bank held $99.2 million in brokered deposits.

Federal Home Loan Bank System

      The GLBA amended the Federal Home Loan Bank Act and made FHLB System membership optional. The Bank is, nonetheless, a member of the FHLB of San Francisco and holds the required minimum investment in the FHLB System. Moreover, the Federal Housing Finance Board recently proposed that either an investment in capital stock of the FHLB System or payment of an annual membership fee should satisfy the membership investment requirement. The option of a membership fee might provide more flexibility for the Bank and once the final regulation is issued, we will consider that option.

Qualified Thrift Lender Test

      A Qualified Thrift Lender, also known as QTL, test is included in HOLA. An association that fails to become or remain a QTL must either convert to a bank subject to the banking regulations or be subject to severe restrictions. Such restrictions may include being forbidden to invest in or conduct any activity that is not permissible to both a savings association and a national bank, and restrictions on branching, advances from its FHLB, and dividends.

      Under the QTL requirements, a savings association’s “qualified thrift investments” must not equal less than 65% of its “portfolio assets” measured on a monthly basis in nine of every twelve consecutive months. Qualified thrift investments include all loans or mortgage-backed securities which are secured or relate to domestic residential or manufactured housing, educational loans, small business loans, credit card loans, FHLB stock, and certain obligations of the FDIC and related entities. Portfolio assets are total assets less goodwill and other intangible assets, the value of the association’s facilities and the association’s liquid assets, but not over 20% of its total assets. At December 31, 2002, the Bank’s percentage of qualified thrift investments to portfolio assets was 88.82%.

Loans to One Borrower

      Under HOLA, a savings association generally is not permitted to make loans to a single borrower in excess of 15% to 25% of the savings association’s unimpaired capital and unimpaired surplus, depending upon the type of loan and the collateral provided therefore. At December 31, 2002, 15% of the Bank’s unimpaired capital and unimpaired surplus was $183 million. The largest amount outstanding at December 31, 2002 to one borrower and related entities was $16.3 million.

Community Reinvestment Act

      Congress passed the Community Reinvestment Act, also known as CRA, to encourage each financial institution to help meet the credit needs of the communities it serves, including low to moderate income neighborhoods. The CRA establishes certain performance standards under which the Bank is to be examined. Periodically, the OTS reviews the Bank’s performance and publishes a “Community Reinvestment Act Performance Evaluation.” Following the Bank’s most recent scheduled examination in February 2001, it received an updated performance evaluation of “satisfactory.”

Standards for Safety and Soundness

      The regulatory agencies must, either by regulation or guidelines, provide standards for all insured depository institutions and depository institution holding companies relating to internal controls, information systems, loan documentation and underwriting, interest rate risk exposure, asset growth, and executive compensation. The agencies are authorized to take action against institutions that fail to meet these standards.

Annual Examinations

      The OTS is required to conduct a full scope, on-site examination of the Bank every twelve months. Its last full annual examination was completed in March 2002 and it is currently under examination for 2003.

USA Patriot Act

      In October 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, also known as the USA Patriot Act, became effective. Title III of that Act represents a major expansion of the federal anti-money laundering laws granting broad new anti-money laundering powers to the Secretary of the Treasury and imposing a variety of new compliance obligations on banks and broker dealers. The USA Patriot Act also requires a bank’s regulator to specifically consider the bank’s past record of compliance with the anti-money laundering requirements of the Bank Secrecy Act when acting on any applications filed by such bank.

Sarbanes-Oxley Act of 2002

      On July 30, 2002, President Bush signed into law corporate responsibility and accounting reform legislation known as the Sarbanes-Oxley Act of 2002, also known as the Sarbanes-Oxley Act. The Sarbanes-Oxley Act is primarily directed at public companies and companies that have a pending registration statement under the Securities Act of 1933. Under applicable OTS regulations, as the Bank has debentures outstanding registered with the OTS, the Sarbanes-Oxley Act is applicable to the Bank as well as to WFS and us. Parts of the Sarbanes-Oxley Act that are already effective include provisions that (i) require that periodic reports containing financial statements that are filed with the Securities and Exchange Commission, also known as the SEC, be accompanied by Chief Executive Officer and Chief Financial Officer certifications as to their accuracy and compliance with law; (ii) prohibit public companies, with certain limited exceptions, from making personal loans to their directors or executive officers; (iii) force company Chief Executive Officers and Chief Financial Officers to forfeit bonuses and profits if company financial statements are restated due to misconduct; (iv) require audit committees to pre-approve all audit and non-audit services provided by an issuer’s outside auditors, except for de minimis non-audit services; (v) protect employees of public companies who assist in investigations relating to violations of the federal securities laws from job discrimination; (vi) require companies to disclose in plain English on a “rapid and current basis” material changes to their financial condition or operations; (vii) require a public company’s Section 16 insiders to make Form 4 filings with the SEC within two business days following the day on which purchases or sales of the company’s equity securities were made; and (viii) increase penalties for existing crimes and create new criminal offenses. Compliance with other provisions will be required after implementing rules and regulations are adopted by the SEC and the newly created public company accounting oversight board authorized by the Sarbanes-Oxley Act. While we expect to incur additional expenses in complying with the requirements of the Sarbanes-Oxley Act and the regulations adopted by the SEC, we do not anticipate that those expenses will have a material effect on our results of operations or financial condition.

Interagency Guidance Statement Regarding Asset-Backed Securitization

      The OTS, in conjunction with other federal banking regulatory agencies, issued a guidance statement regarding asset securitization activities of banks and savings associations which applies to the Bank and WFS. The guidance generally provides that institutions engaged in asset securitization activities should ensure that sufficient capital is held to support the risks associated with those activities, that valuations are reasonable, conservative and supported and that appropriate management oversight and reporting is accomplished with respect to the institution’s asset securitization activities. We believe that the securitization activities of WFS, as an operating subsidiary of the Bank, are in compliance with the guidance provisions. Moreover, as WFS’ recent securitization activities have been accounted for as secured financings or a sale of contracts servicing released, WFS has eliminated and does not anticipate creating in the future any non-cash gain on sale residual interests, the valuation of which would be subject to the guidance statement.

Interagency Guidance Statement Regarding Sub-prime Lending Programs

      The OTS, along with other agencies, has adopted guidance pertaining to sub-prime lending programs. Pursuant to the guidance, lending programs that provide credit to borrowers whose credit histories reflect specified negative characteristics, such as bankruptcies or payment delinquencies, are deemed to be sub-prime lending programs. Pursuant to the guidance, examiners may require that an institution with a sub-prime lending program hold additional capital which ranges from one and one-half to three times the normal capital required for similar loans made to borrowers who are not sub-prime borrowers, although institutions whose sub-prime loans are well secured and well managed may not be required to hold additional capital.

      We cannot predict whether the Bank will be required, following its next examination, to hold additional capital with respect to those contracts on its consolidated balance sheet as to which the borrowers are determined to be sub-prime borrowers as defined by the regulatory agencies. To the extent that the guidance, as implemented, requires the Bank to raise and continue to maintain higher levels of capital, our ability to originate, service and securitize new and pre-owned contracts, especially as to which the borrower is determined to be a sub-prime borrower, may be adversely affected. Any changes to regulations that would negatively impact us may require us to curtail our contract purchasing activities or change the relative percentage of types of contracts we originate, either of which could have a material adverse effect on our financial position, liquidity and results of operations.

Taxation

Federal Income Taxes

      We file a calendar year consolidated federal income tax return. All entities included in the consolidated financial statements are included in the consolidated tax return.

      The Bank is a savings and loan association for federal income tax purposes. Prior to 1996, savings and loan associations satisfying certain conditions were permitted under the Internal Revenue Code to establish reserves for bad debts and to make annual additions to these reserves, which qualified as deductions from income. However, in 1996 new legislation was enacted which eliminated the reserve method of accounting for bad debts for tax purposes for savings and loan associations and required the reserve balance to be recaptured. As of December 31, 2002, $1.7 million of reserves remained to be recaptured in 2003.

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

California Franchise Tax and Other State Provisions

      At the end of 2002, we had a tax presence in approximately 37 states. However, we expect that over 50% of the activity of the group and the resulting income will be taxed as California source income, with the remaining amounts apportioned or allocated outside California.

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

      Prior to 2002 under California law, a financial corporation could determine its bad debt deduction using one of two methods. The first method allowed a deduction for debts that became wholly or partially worthless during the tax year, i.e., the specific chargeoff method. The second method allowed a reasonable addition to a reserve to be deducted. During 2002, California enacted legislation that eliminated the use of the reserve method for financial corporations. As of the first tax year beginning on or after January 1, 2002, only debts which become worthless during the period may be deducted. In the first year of the change in accounting method, 50% or $64 million of the ending reserve prior to the change will be included in California taxable income. The remaining 50% of the reserve is not required to be recaptured into income and represents a permanent difference between GAAP and California tax accounting. The deferred tax liability related to this permanent difference has been eliminated from our balance sheet and the current year state tax expense reduced accordingly.

      We compute our taxable income for California purposes on a unitary basis, or as if we were one business unit, and file one combined California franchise tax return, excluding Westhrift Life Insurance Company, also known as Westhrift. We are under examination by the California Franchise Tax Board and various other state taxing authorities for tax years 1998 through 2001. We do not anticipate any significant changes based upon these examinations.

Subsidiaries

      The following subsidiaries are included in our Consolidated Financial Statements:

WFS Receivables Corporation 2

      WFS Receivables Corporation 2, also known as WFSRC2, is our wholly owned, Nevada based, limited purpose service corporation. WFSRC2 was organized for the purpose of purchasing contracts from WFS and securitizing them in the asset-backed securities market. Contracts securitized through WFSRC2 are treated as secured financings for accounting purposes.

Westran Services Corp.

      Westran Services Corp., also known as Westran, is our wholly owned, California based subsidiary, which provides travel-related services for us and our subsidiaries. Westran does not provide a significant source of revenues or expenses.

Western Consumer Products

      Western Consumer Products is our wholly owned, California based subsidiary. Western Consumer Products was created in 2001 to market non-lending related products such as automobile warranties, maintenance agreements and vehicle security systems.

Western Financial Bank

      The Bank is our wholly owned, federally chartered and federally insured savings bank. The Bank provides diversified financial services through its community banking operations, which include a retail banking division and a commercial banking division. Substantially all of our operations are conducted through the Bank and its subsidiary, WFS. The Bank’s subsidiaries are WFS, which in turn owns all of the stock of WFAL, WFAL2, WFS Investments, Inc., also known as WFSII, WFS Funding, Inc., also known as WFSFI, WFS Receivables Corporation, also known as WFSRC, WFS Receivables Corporation 3, also known as WFSRC3 and WFS Web Investments, also known as WFSWEB. Other subsidiaries of the Bank include Western Auto Investments, Inc., also known as WAI, Westfin Insurance Agency, also known as WFIA, Westhrift Life Insurance Company, also known as Westhrift, WestFin Securities Corporation, also known as WestFin, Western Reconveyance Company, Inc., also known as RECON, Western Consumer Services, Inc., also known as WCS, and The Hammond Company, The Mortgage Bankers, also known as THCMB. Each of these entities are described in further detail below.

WFS Financial Inc

      WFS is an 84% owned subsidiary of the Bank that is in the business of financing contracts purchased from automobile dealers. The remaining interest is traded on the Nasdaq National Market® under the ticker symbol WFSI. Each of its offices is licensed to the extent required by law to conduct business in each respective state. The contracts that WFS originates are generally securitized by its subsidiaries, WFAL, WFSFI, WFSRC or WFSRC3. See “General — Automobile Lending Operations.” During 2002, WFS originated $5.4 billion of contracts.

WFS Financial Auto Loans, Inc.

      WFAL is a wholly owned, Nevada based, limited purpose operating subsidiary of WFS. WFAL was organized primarily for the purpose of purchasing contracts from WFS and securitizing them in the asset-backed securities market. All sales to securitization trusts directly from WFAL are treated as sales for accounting purposes. WFAL has not purchased any automobile contracts since March 2002.

WFS Financial Auto Loans 2, Inc.

      WFAL2 is a wholly owned, Nevada based, limited purpose operating subsidiary of WFS. WFAL2 purchases contracts that are then used as collateral for its reinvestment contract activities. See “Transactions with Related Parties — Reinvestment Contracts.”

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

WFS Funding, Inc.

      WFSFI is a wholly owned, Nevada based, limited purpose service corporation subsidiary of WFS. WFSFI was incorporated for the purpose of providing conduit financings. WFSFI completed a $775 million and a $650 million conduit financing transaction during January 2002 and December 2001, respectively. Both of these conduit financing transactions were paid off as of December 31, 2002.

WFS Receivables Corporation

      WFSRC is a wholly owned, Nevada based, limited purpose service corporation subsidiary of WFS. WFSRC was incorporated for the purpose of purchasing contracts from WFS and securitizing them in the asset-backed securities market. Securitizations originated by WFSRC are guaranteed under a financial guaranty insurance policy issued by an unaffiliated third-party company. Securitization transactions in which contracts are sold through WFSRC are treated as secured financings for accounting purposes. At December 31, 2002, WFSRC had $6.3 billion in notes payable on automobile secured financing outstanding.

WFS Receivables Corporation 3

      WFSRC3 is a wholly owned, Nevada based, limited purpose service corporation subsidiary of WFS. WFSRC3 was organized for the purpose of purchasing contracts from WFS and securitizing them in the asset-backed securities market. Securitizations originated by WFSRC3 include senior notes which are credit enhanced through the issuance of subordinated notes. Securitization transactions in which contracts are sold through WFSRC3 are treated as secured financings for accounting purposes. At December 31, 2002, WFSRC3 had $1.1 billion in notes payable on automobile secured financing outstanding.

WFS Web Investments

      WFSWEB is our wholly owned, California based, limited purpose service corporation subsidiary of WFS. WFSWEB was incorporated for the purpose of investing in an Internet service company called DealerTrack. Our investment in DealerTrack provides us with the unique opportunity of being involved with a company that provides a business-to-business Internet portal specifically designed for the indirect automobile lending market. Currently, over half of our applications are received through DealerTrack.

Western Auto Investments, Inc.

      WAI is a wholly owned, Nevada based, limited purpose operating subsidiary of the Bank. WAI was incorporated for the purpose of purchasing limited ownership interests in contract securitization transactions. WAI is limited by its articles of incorporation from engaging in any business activities not incidental or necessary to its stated purpose. WAI does not provide a significant source of revenues or expenses.

WestFin Insurance Agency

      WFIA is a wholly owned, California based, insurance agency and operating subsidiary of the Bank. WFIA acts as an agent for independent insurers in providing property and casualty insurance, collateral protection insurance and other non-credit related life and disability coverage on contracts made by WFS. WFIA is also a licensed broker-dealer, which sells fixed annuities to the general public. WFIA’s revenues consist primarily of commissions received on policies sold to customers.

Westhrift Life Insurance Company

      Westhrift is a wholly owned, Arizona based, operating subsidiary of the Bank. Westhrift is engaged in the business of reinsuring credit life and credit disability insurance offered to borrowers of the Bank. An independent insurer underwrites these policies. The credit life insurance policies provide us with full payment of the insured’s financial obligation in the event of the insured’s death. The credit disability insurance policies provide us with payment of an insured’s financial obligation during a period of disability resulting from illness or physical injury. Westhrift has a Certificate of Authority from the California Insurance Commissioner authorizing it to conduct insurance business in California. Westhrift does not engage in any business except with respect to our customers.

WestFin Securities Corporation

      WestFin is a wholly owned operating subsidiary of the Bank. WestFin was a National Association of Securities Dealers licensed securities broker-dealer of the Bank. Westfin discontinued its operations as of December 31, 2002.

Western Reconveyance Company, Inc.

      RECON is a wholly owned, California based, operating subsidiary of the Bank. RECON acts primarily as the trustee under trust deed loans made by the Bank. RECON does not provide a significant source of revenues or expenses.

Western Consumer Services, Inc.

      WCS is a wholly owned, California based, operating subsidiary of the Bank. WCS historically conducted real estate development activities through two California limited liability companies, also known as LLCs. The purpose of the LLCs was to acquire, develop and ultimately sell single family residences. WCS has also held properties that were prohibited to be held by the Bank due to regulatory guidelines. The Bank is required to hold dollar for dollar risk-based capital for its investment in WCS. WCS does not currently hold any real estate investments or conduct any real estate development activities.

The Hammond Company, The Mortgage Bankers

      THCMB is a wholly owned, California based, operating subsidiary of the Bank. THCMB was acquired in 1995 for the purposes of providing retail mortgage banking services. In 1996, THCMB activities were moved into the Bank. THCMB does not currently conduct any business.

Associates

      At December 31, 2002, we had 2,244 full-time and 116 part-time associates. None of our associates are represented by a collective bargaining unit or union. We believe we have good relations with our associates.

Item 2.	Properties

      At December 31, 2002, we owned nine properties in California and one property in Texas and leased 55 properties at various locations in various states.

      Our executive offices are located at 23 Pasteur, Irvine, California. The remaining owned and leased properties are used as retail branch offices, automobile lending regional business centers, and other operational centers. At December 31, 2002, the net book value of property and leasehold improvements was approximately $53.4 million. We lease space at two locations from a company controlled by the Chairman of the Board of our company and our majority shareholder.

Item 3.	Legal Proceedings

      We or our subsidiaries are involved as parties to certain legal proceedings incidental to our business, including Chiquita Lee, et al. v. WFS Financial Inc, United States District Court, Middle District of Tennessee at Nashville, No. 3-02-0570 filed June 17, 2002 (a putative class action raising claims under the Equal Credit Opportunity Act) and other consumer class action lawsuits pertaining to our automobile finance activities. We are vigorously defending these actions and do not believe that the outcome of these proceedings will have a material effect on our financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range by Quarter

      Our common stock has been publicly traded since 1986 and is currently traded on the New York Stock Exchange, also known as the NYSE, identified by the symbol, WES. The following table illustrates the high and low prices by quarter in 2002 and 2001, as reported by the NYSE, which prices are believed to represent actual transactions:

	2002		2001

	High	Low	High	Low

First Quarter	$22.55	$15.70	$18.66	$14.68
Second Quarter	31.95	22.50	23.70	16.45
Third Quarter	31.41	18.10	23.41	16.00
Fourth Quarter	21.63	16.92	19.45	16.05

      We had 1,912 shareholders of our common stock at March 11, 2003. The number of shareholders was determined by the number of record holders, including the number of individual participants, in security position listings.

Dividends

      We paid cash dividends of $0.47, $0.43 and $0.30 per share for the years ended December 31, 2002, 2001 and 2000, respectively. On February 19, 2003, we declared a quarterly cash dividend of $0.13 per share for shareholders of record as of May 6, 2003. This dividend is payable on May 20, 2003. There are no restrictions on the payment of dividends by Westcorp.

      Our wholly owned subsidiary, the Bank, is restricted by regulation and by the indentures relating to the subordinated debentures as to the amount of funds which can be transferred to us in the form of dividends. Under the most restrictive of these terms, on December 31, 2002, the Bank’s restricted shareholder’s equity totaled $393 million with a maximum dividend of $140 million.

      The Bank must notify the OTS of its intent to declare cash dividends 30 days before declaration and may not pay a dividend or make a loan to us for any purpose to the extent we engage in any activities not permitted for a bank holding company.

Item 6.	Selected Financial Data

      The following table presents summary audited financial data for the years ended December 31, 2002, 2001, 2000, 1999 and 1998. Since this table is only a summary and does not provide all of the information contained in our financial statements, including the related notes, you should read our Consolidated Financial Statements contained elsewhere herein. Certain amounts from the prior years’ Consolidated Financial Statements have been reclassified to conform to the current year presentation.

	At or For the Year Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Interest income	$1,142,940	$962,627	$583,821	$297,616	$272,166
Interest expense	530,916	491,944	313,872	152,788	161,713

Net interest income	612,024	470,683	269,949	144,828	110,453
Provision for credit losses	306,233	196,977	82,133	38,400	18,960

Net interest income after provision for credit losses	305,791	273,706	187,816	106,428	91,493
Noninterest income	90,430	78,899	177,884	212,138	128,654
Noninterest expense(1)	251,306	244,871	220,973	217,958	248,390

Income (loss) before income tax (benefit)	144,915	107,734	144,727	100,608	(28,243)
Income tax (benefit)	52,044	41,675	58,132	41,460	(11,330)

Income (loss) before minority interest	92,871	66,059	86,595	59,148	(16,913)
Minority interest in earnings (loss) of subsidiaries	13,153	10,369	11,852	6,522	(2,216)

Net income (loss)	$79,718	$55,690	$74,743	$52,626	$(14,697)

Consolidated Statements of Financial Condition Data:
Assets:
Cash and other assets	$237,664	$336,345	$611,088	$714,357	$728,476
Loans:
Consumer(2)	9,027,638	7,074,383	4,309,036	1,516,669	933,010
Mortgage(3)	282,930	373,455	507,431	598,302	1,006,933
Commercial	97,216	85,312	107,586	66,927	52,940
Mortgage-backed securities	2,649,657	2,092,225	2,230,448	1,431,376	980,044
Investments and time deposits	115,771	110,677	102,321	171,143	131,417

Total assets	$12,410,876	$10,072,397	$7,867,910	$4,498,774	$3,832,820

Liabilities:
Deposits	$1,974,984	$2,329,326	$2,478,487	$2,212,309	$2,178,735
Notes payable on automobile secured financing	8,422,915	5,886,227	3,473,377	461,104
FHLB advances and other borrowings	618,766	723,675	616,193	498,901	440,924
Amounts held on behalf of trustee	177,642	280,496	494,858	687,274	528,092
Subordinated debentures	400,561	147,714	189,962	199,298	239,856
Other liabilities	101,145	85,994	71,221	59,140	94,311

Total liabilities	11,696,013	9,453,432	7,324,098	4,118,026	3,481,918
Minority interest in equity of subsidiaries	101,666	78,261	56,644	28,030	21,857
Shareholders’ equity	613,197	540,704	487,168	352,718	329,045

Total liabilities and shareholders’ equity	$12,410,876	$10,072,397	$7,867,910	$4,498,774	$3,832,820

	At or For the Year Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands, except per share amounts)
Other Selected Financial Data:
Average assets	$11,572,027	$9,280,377	$6,242,668	$3,952,360	$3,859,202
Return on average assets	0.69%	0.60%	1.20%	1.33%	(0.38)%
Average shareholders’ equity(4)	$654,109	$570,298	$450,323	$351,162	$327,687
Return on average shareholders’ equity(4)	12.19%	9.77%	16.60%	14.99%	(4.49)%
Equity to assets ratio(4)	5.76%	5.97%	6.38%	8.32%	8.49%
Originations:
Consumer loans	$5,419,296	$4,869,970	$4,232,115	$3,355,732	$2,680,341
Mortgage loans	23,950	23,001	33,124	276,936	2,754,398
Commercial loans	354,439	291,944	266,342	237,316	124,259

Total originations	$5,797,685	$5,184,915	$4,531,581	$3,869,984	$5,558,998

Interest rate spread	5.29%	4.99%	4.37%	3.59%	2.83%
Book value per share(4)	$18.23	$16.80	$15.72	$14.06	$12.29
Weighted average number of shares and common share equivalents — diluted	38,922,611	34,485,127	29,525,677	26,505,128	26,305,117
Earnings (loss) per common share — diluted	$2.05	$1.61	$2.53	$1.99	$(0.56)
Dividends per share	$0.47	$0.44	$0.30	$0.20	$0.25
Dividend payout ratio	22.9%	27.3%	11.9%	10.1%	N/A

(1)	Information for 1998 includes a one-time restructuring charge of $18.0 million, including $1.8 million for employee severance, $13.2 million for lease termination fees and the write-off of disposed assets, and $3.0 million relating to our decision to exit the mortgage banking business.

(2)	Net of unearned discounts.

(3)	Net of undisbursed loan proceeds.

(4)	Accumulated other comprehensive income (loss) excluded from shareholders’ equity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and notes thereto and other information included or incorporated by reference herein.

Overview

      Our primary sources of revenue are net interest income and noninterest income. Net interest income is the difference between the income earned on interest earning assets and the interest paid on interest bearing liabilities. We generate interest income from our loan portfolio, which consists of consumer, mortgage and commercial loans, and from investments in mortgage-backed securities and other short-term investments. We fund our loan portfolio and investments with deposits, advances from the FHLB, securities sold under agreements to repurchase, securitizations, other borrowings and equity.

      Noninterest income is primarily made up of revenues generated from the sale and servicing of contracts and real estate loans. The primary components of noninterest income include late charges and other collection related fee income on managed contracts, retained interest income or expense, gain on sale of contracts and real estate loans, and contractual specified servicing income on contracts in securitization transactions treated as sales for accounting purposes. Since March 2000, we have structured our securitizations as secured financings and no longer record non-cash gain on sale or subsequent contractual servicing and retained interest income. Instead, the earnings of the contracts in the trust and the related financing costs are reflected over the life of the underlying pool of contracts as net interest income. Other components of noninterest income include gains and losses from the sale of investment securities and mortgage-backed securities, gains from the sale of deposits and premises, insurance income, fees related to the sales of investment products such as mutual funds and annuities and fee income from depository accounts. The primary components of noninterest expense are salaries, credit and collection expenses and data processing costs.

Critical Accounting Policies

      Management believes critical accounting policies are important to the portrayal of our financial condition and results of operations. Critical accounting policies require difficult and complex judgments because they rely on estimates about the effect of matters that are inherently uncertain due to the impact of changing market conditions. The following is a summary of accounting policies we consider critical.

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

      For securitization transactions treated as sales, we recorded a non-cash gain equal to the present value of the estimated future cash flows on a cash out basis, net of the write-off of dealer participation and gains or losses on hedges. We determined whether or not we must record a servicing asset or liability by estimating future servicing revenues, including servicing fees, late charges, other ancillary income and float benefit, less the actual cost to service the loans.

      In determining the fair value of our retained interest in securitized assets, also known as RISA, we evaluated the cost basis of contracts relative to the fair value of such contracts and the fair value of the RISA recorded. The RISA was capitalized and amortized over the expected life of the underlying contracts. Net interest income and servicing fees earned on these contracts are recognized over the life of the securitization transactions as contractual servicing income, retained interest income and other fee income. The amortization of the RISA is calculated so as to recognize retained interest income on an effective yield basis. These amounts are reported as automobile lending income on our Consolidated Statements of Income.

      RISA is classified in a manner similar to available for sale securities and as such was marked to market each quarter. Market value changes were calculated by discounting estimated future cash flows using the current market discount rate. Any changes in the market value of the RISA were reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. On a quarterly basis, we evaluated the carrying value of the RISA in light of the actual performance of the underlying contracts and made adjustments to reduce the carrying value, if appropriate.

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

      As servicer of these contracts, we hold and remit funds collected from the borrowers on behalf of the trustee pursuant to reinvestment contracts that we have entered into for most securitizations. For securitization transactions treated as sales, these amounts are reported as amounts held on behalf of trustee on our Consolidated Statements of Financial Condition.

Allowance for Credit Losses

      Management determines the amount of the allowance for credit losses based on a review of various quantitative and qualitative analyses. Quantitative analyses include the review of chargeoff trends by loan program and loan type on an owned and managed basis, analysis of cumulative losses on both a managed and sold basis, and evaluation of credit loss experience by credit tier and geographic location. Other quantitative analyses include the evaluation of the size of any particular asset group, the concentration of any credit tier, the level of nonperformance and the percentage of delinquency.

      Qualitative analyses include trends in chargeoffs over various time periods and at various statistical midpoints and high points, the severity of depreciated values of repossessions or foreclosures, trends in the number of days repossessions are held in inventory, trends in the number of loan modifications, trends in delinquency roll rates, trends in deficiency balance collections both internally and from collection agencies, trends in custom scores and the effectiveness of our custom scores, and trends in the economy generally or in specific geographic locations. Despite these analyses, we recognize that establishing allowance for credit losses is not an exact science and can be highly judgmental in nature.

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

      All contracts that are 60 to 90 days delinquent are automatically classified as Special Mention. Real estate loans that are manifesting a weakness in performance are classified as Special Mention. Any contract that is 90 or more days delinquent is automatically classified as Substandard. Real estate loans that are manifesting a significant weakness in performance are also classified as Substandard. Any multifamily loan that is impaired is classified as Substandard. Any contract where the borrower has filed for bankruptcy or where the vehicle has been repossessed by us and is subject to a redemption period is classified as Substandard, with the difference between the wholesale book value and loan balance classified as Loss.

      The allowance for credit losses is reduced by net chargeoffs as well as decreases in required allowances due to sales of loans and by lowering the level of required reserves based upon improved loan performance. The allowance for credit losses is increased by recording amounts to the provision for credit losses.

Derivatives and Hedging Activities

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

Notes Payable on Automobile Secured Financing

      The contracts originated and held by us are fixed rate and, accordingly, we have exposure to changes in interest rates. To protect against potential changes in interest rates affecting interest payments on future securitization transactions, we may enter into various hedge agreements prior to closing the transaction. The market value of these hedge agreements is designed to respond inversely to changes in interest rates. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the hedge transaction. Gains and losses on these agreements are recorded in accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any ineffective portion is recognized in interest expense during that period if the hedge is greater than 100% effective. Upon completion of the securitization transaction, the gains or losses are recognized in full as an adjustment to the gain or loss on the sale of the contracts if the securitization transaction is treated as a sale or amortized on a level yield basis over the duration of the notes issued if the transaction is treated as a secured financing.

      If we issue certain variable rate notes payable in connection with our securitization activities, we may also enter into interest rate swap agreements in order to hedge our variable interest rate exposure on future interest payments. The fair value of the interest rate swap agreements is included in notes payable on automobile secured financing, and any change in the fair value is reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any ineffective portion is recorded in interest expense during that period if the hedge is greater than 100% effective. Related interest income or expense is settled on a quarterly basis and recognized as an adjustment to interest expense in our Consolidated Statements of Income.

      We also enter into interest rate swap agreements or other derivatives that do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, also known as SFAS No. 133, or that we choose not to designate as hedges. These derivatives pertain to variable rate notes issued in conjunction with the securitization of our contracts. Any change in the market value of such derivatives is recorded to noninterest income each month. Any noninterest income or expense recognized on such derivatives is recognized as miscellaneous noninterest income or expense.

Results of Operations

Net Interest Income

      Net interest income is affected by the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities (interest rate spread) and the relative amounts of our interest earning assets and interest bearing liabilities. Net interest income totaled $612 million in 2002 compared with $471 million and $270 million in 2001 and 2000, respectively. The increase in net interest income in 2002 is primarily the result of us holding a greater percentage of contracts on balance sheet as we utilized our own liquidity sources and completed public securitizations totaling $6.2 billion and a conduit financing totaling $775 million accounted for as secured financings and as we experienced wider net interest margins on the loans originated during 2002.

      Our decision to account for our securitizations as secured financings by changing the structure of our securitizations was based upon a business philosophy that focuses on presenting high quality, cash-based earnings and maintaining a conservative, well-capitalized balance sheet. In order to defeat sale treatment, some of our securitization transactions include a provision that provides us with the right to repurchase contracts at our option. The percentage of contracts that we may repurchase was increased from 10% to 20% as of March 2000. Other securitization transactions allow the trust to invest in other financial assets. We believe that a presentation in which assets and liabilities remain on the balance sheet for securitization transactions treated as secured financings provides a better understanding of our business and the inherent risks associated with our securitizations. In addition, by accounting for our securitizations as secured financings we no longer record a retained interest asset upon completion of each securitization, the valuation of which is based upon subjective assumptions.

      The following table presents information relative to the average balances and interest rates on an owned basis for the periods indicated:

	For the Year Ended December 31,

	2002			2001			2000

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest earning assets:
Total investments:
Mortgage-backed securities	$2,202,950	$113,327	5.14%	$2,245,861	$133,539	5.95%	$1,870,908	$128,231	6.85%
Other short-term investments	338,485	7,635	2.26	159,599	7,468	4.68	246,908	15,609	6.32
Investment securities	5,105	318	6.22	7,194	433	6.02	10,216	535	5.24
Interest earning deposits with others	30,044	343	1.14	2,628	74	2.80	2,069	110	5.32

Total investments	2,576,584	121,623	4.72%	2,415,282	141,514	5.86%	2,130,101	144,485	6.78%
Total loans:
Consumer loans	8,012,003	993,417	12.40%	5,746,413	779,256	13.56%	2,672,690	386,182	14.45%
Mortgage loans(1)	329,693	22,865	6.94	441,804	34,536	7.82	551,498	44,225	8.02
Commercial loans	90,642	5,035	5.55	99,904	7,321	7.33	97,586	8,929	9.15

Total loans	8,432,338	1,021,317	12.11%	6,288,121	821,113	13.06%	3,321,774	439,336	13.23%

Total interest earning assets	11,008,922	1,142,940	10.38%	8,703,403	962,627	11.06%	5,451,875	583,821	10.71%
Noninterest earning assets:
Amounts due from trusts	121,627			227,890			413,653
Retained interest in securitized assets	15,888			74,509			141,724
Premises, equipment and real estate owned	80,277			82,277			84,627
Other assets	553,654			318,674			227,095
Less: allowance for credit losses	208,341			126,376			76,306

Total	$11,572,027			$9,280,377			$6,242,668

Interest bearing liabilities:
Deposits	$2,196,261	80,015	3.64%	$2,319,466	114,831	4.95%	$2,380,155	133,610	5.61%
Securities sold under agreements to repurchase	222,154	5,543	2.50	155,387	7,014	4.51	449,778	27,950	6.21
FHLB advances and other borrowings	244,284	5,281	2.16	443,337	20,424	4.61	270,043	16,694	6.18
Notes payable on automobile secured financing	7,426,265	406,851	5.48	5,018,456	333,768	6.65	1,655,936	118,421	7.15
Subordinated debentures	331,990	33,226	10.01	170,531	15,907	9.33	192,025	17,197	8.96

Total interest bearing liabilities	10,420,954	530,916	5.09%	8,107,177	491,944	6.07%	4,947,937	313,872	6.34%
Noninterest bearing liabilities:
Amounts held on behalf of trustee	240,667			365,376			693,810
Other liabilities	394,863			278,325			169,435
Shareholders’ equity	515,543			529,499			431,486

Total	$11,572,027			$9,280,377			$6,242,668

Net interest income and interest rate spread		$612,024	5.29%		$470,683	4.99%		$269,949	4.37%

Net yield on average interest earning assets			5.56%			5.41%			4.95%

(1)	For the purpose of these computations, nonaccruing loans are included in the average loan amounts outstanding.

      The total interest rate spread increased 30 basis points for 2002 compared with 2001 due to a decrease of 68 basis points in the yield on interest earning assets combined with a decrease in the cost of funds of 98 basis points. The decrease in the yield on interest earning assets in 2002 is primarily due to our shift to originating a higher percentage of prime credit quality contracts and a lower interest rate environment. The decrease in the cost of funds in 2002 compared with 2001 is due primarily to a lower interest rate environment. The increase in yield on interest earning assets for 2001 compared with 2000 was due primarily to a higher percentage of contracts held on the balance sheet. The decrease in the cost of funds in 2001 compared with 2000 was due to a lower interest rate environment.

      The following table sets forth the changes in net interest income attributable to changes in volume (change in average portfolio volume multiplied by prior period average rate) and changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance):

	2002 Compared to 2001(1)			2001 Compared to 2000(1)

	Volume	Rate	Total	Volume	Rate	Total

	(Dollars in thousands)
Interest income:
Mortgage-backed securities	$(2,488)	$(17,724)	$(20,212)	$23,547	$(18,239)	$5,308
Other short-term investments	5,400	(5,233)	167	(4,696)	(3,445)	(8,141)
Investment securities	(129)	14	(115)	(174)	72	(102)
Interest earning deposits with others	339	(70)	269	25	(61)	(36)
Total loans:
Consumer loans	285,525	(71,364)	214,161	418,248	(25,174)	393,074
Mortgage loans	(8,085)	(3,586)	(11,671)	(8,610)	(1,079)	(9,689)
Commercial loans	(631)	(1,655)	(2,286)	206	(1,814)	(1,608)

Total interest earning assets	$279,931	$(99,618)	$180,313	$428,546	$(49,740)	$378,806

Interest expense:
Deposits	$(5,820)	$(28,996)	$(34,816)	$(3,496)	$(15,283)	$(18,779)
Securities sold under agreements to repurchase	2,344	(3,815)	(1,471)	(9,702)	(11,234)	(20,936)
FHLB advances and other borrowings	(6,935)	(8,208)	(15,143)	8,748	(5,018)	3,730
Notes payable on automobile secured financings	139,398	(66,315)	73,083	224,186	(8,839)	215,347
Subordinated debentures	16,081	1,238	17,319	(1,980)	690	(1,290)

Total interest bearing liabilities	$145,068	$(106,096)	$38,972	$217,756	$(39,684)	$178,072

Net change in net interest income			$141,341			$200,734

(1)	In the analysis of interest changes due to volume and rate, the changes due to the volume/rate variance (the combined effect of change in weighted average interest rate and change in average portfolio balance) have been allocated proportionately based on the absolute value of the volume and rate variances. If there was no balance in the previous year, the total change was allocated to volume.

Provision for Credit Losses

      We maintain an allowance for credit losses to cover probable losses that can be reasonably estimated for the loans held on the balance sheet. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on the loans or reversing the allowance for credit losses through the provision for credit losses when the amount of loans held on balance sheet is reduced through securitization transactions treated as sales. The level of allowance is based principally on the outstanding balance of loans held on balance sheet and historical loss trends. We believe that the allowance for credit losses is currently adequate to absorb probable losses in our owned loan portfolio that can be reasonably estimated.

      The provision for credit losses was $306 million, $197 million and $82.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. Net chargeoffs were $215 million, $123 million and $42.3 million for the same respective periods. The increase in the provision for credit losses was the result of a higher level of contracts held on balance sheet as well as higher chargeoffs due to a slowing economy.

Noninterest Income

Automobile Lending Income

      Since the first quarter of 2000, we have not completed a securitization that has been accounted for as a sale. For transactions treated as sales prior to April 2000, we recorded a non-cash gain equal to the present value of the estimated future cash flows from the portfolio of contracts sold less the write-off of dealer participation balances and the effect of hedging activities. For these securitizations, net interest earned on the contracts sold are recognized over the life of the transactions as contractual servicing income and retained interest income or expense.

      The components of automobile lending income were as follows:

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Fee income	$78,723	$67,579	$57,786
Contractual servicing income	10,735	23,018	41,767
Retained interest (expense) income, net of RISA amortization	(29,490)	(27,839)	51,429
Gain on sale of contracts			7,719

Total automobile lending income	$59,968	$62,758	$158,701

      Automobile lending income decreased primarily as a result of us no longer issuing asset-backed securities that are treated as sales for accounting purposes. This change is reflected in higher retained interest expense and lower contractual servicing income, offset by increases in fee income.

      Fee income consists primarily of documentation fees, late charges and deferment fees on our managed portfolio, including contracts securitized in transactions accounted for as sales and secured financings, as well as contracts not securitized. The increase in fee income is due to the growth in our average managed portfolio to $8.8 billion in 2002 from $7.6 billion in 2001 and $6.1 billion in 2000.

      According to the terms of each securitization, contractual servicing income is generally earned at rates ranging from 1.0% to 1.25% per annum on the outstanding balance of contracts securitized. For accounting purposes, this income is only recognized on contracts sold through securitizations treated as sales. Contractual servicing income totaled $10.7 million, $23.0 million and $41.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in contractual servicing income is due to the decrease in the average balance of the sold portfolio from 2000 to 2002.

      Retained interest expense was $29.5 million and $27.8 million for each of the years ended December 31, 2002 and 2001, respectively, compared with retained interest income of $51.4 million for the year ended December 31, 2000. For accounting purposes, this expense or income is only recognized on contracts sold through securitizations treated as sales. Retained interest expense or income is dependent upon the average excess spread on the contracts sold, credit losses, the size of the sold portfolio and the amount of amortization of the RISA. The retained interest expense recognized in 2002 and 2001 is the result of higher chargeoff experience on our sold portfolio as well as revised estimates of future chargeoffs due to continued slowing in the economy. Net chargeoffs on the sold portfolio decreased to $30.4 million in 2002 from $50.4 million in 2001 and $75.5 million in 2000. The outstanding sold portfolio had a weighted average gross interest rate spread of 6.71% in 2002 compared with 6.97% and 7.38% in 2001 and 2000, respectively. The average balance of the sold portfolio was $840 million in 2002 compared with $1.8 billion in 2001 and $3.4 billion in 2000.

      Gain on sale, retained interest income or expense and contractual servicing income are not recognized on securitizations accounted for as secured financings. Therefore, we expect such income will not be recognized on our future securitizations. Retained interest income or expense and contractual servicing income will continue to be recognized on existing securitizations accounted for as sales until such pools are redeemed. Even as these amounts decrease, we expect net interest income will increase as we retain contracts on our balance sheet.

      The following table sets forth our contract sales and securitizations and related gain on sales:

	For the Year Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Contract sales and secured financings:
Secured financings(1)	$6,925,000	$4,220,000	$3,930,000	$500,000
Sales to securitization trusts			660,000	2,500,000	$1,885,000

Total secured financings and sales	$6,925,000	$4,220,000	$4,590,000	$3,000,000	$1,885,000

Gain on sale of contracts(2)			$7,719	$51,345	$25,622
Hedge gain (loss) on sale of contracts(3)			5,300	7,419	(8,396)
Gain on sale of contracts as a percent of total revenues			1.72%	14.47%	10.72%

(1)	Information for 2002, 2001 and 1999 includes $775 million, $650 million, and $500 million, respectively, of contracts securitized in a privately placed conduit facility.

(2)	Net of the write-off of outstanding dealer participation balances and the effect of hedging activities.

(3)	Included in gain on sale of contracts.

      The following table lists each of our public securitizations. All securitizations prior to 1998-B were paid in full on or before their contractual maturity dates.

Securitizations

			Remaining	Remaining Balance	Original	Original Weighted	Gross
Issue		Original	Balance at	as a Percent of	Weighted	Average	Interest Rate
Number	Close Date	Balance	December 31, 2002	Original Balance	Average APR	Securitization Rate	Spread(1)

(Dollars in thousands)
1985-A	December, 1985	$110,000	Paid in full		18.50%	8.38%	10.12%
1986-A	November, 1986	191,930	Paid in full		14.20	6.63	7.57
1987-A	March, 1987	125,000	Paid in full		12.42	6.75	5.67
1987-B	July, 1987	110,000	Paid in full		12.68	7.80	4.88
1988-A	February, 1988	155,000	Paid in full		13.67	7.75	5.92
1988-B	May, 1988	100,000	Paid in full		14.01	8.50	5.51
1988-C	July, 1988	100,000	Paid in full		15.41	8.50	6.91
1988-D	October, 1988	105,000	Paid in full		14.95	8.85	6.10
1989-A	March, 1989	75,000	Paid in full		15.88	10.45	5.43
1989-B	June, 1989	100,000	Paid in full		15.96	9.15	6.81
1990-A	August, 1990	150,000	Paid in full		16.05	8.35	7.70
1990-1	November, 1990	150,000	Paid in full		15.56	8.50	7.06
1991-1	April, 1991	200,000	Paid in full		16.06	7.70	8.36
1991-2	May, 1991	200,000	Paid in full		15.75	7.30	8.45
1991-3	August, 1991	175,000	Paid in full		15.69	6.75	8.94
1991-4	December, 1991	150,000	Paid in full		15.53	5.63	9.90
1992-1	March, 1992	150,000	Paid in full		14.49	5.85	8.64
1992-2	June, 1992	165,000	Paid in full		14.94	5.50	9.44
1992-3	September, 1992	135,000	Paid in full		14.45	4.70	9.75
1993-1	March, 1993	250,000	Paid in full		13.90	4.45	9.45
1993-2	June, 1993	175,000	Paid in full		13.77	4.70	9.07
1993-3	September, 1993	187,500	Paid in full		13.97	4.25	9.72
1993-4	December, 1993	165,000	Paid in full		12.90	4.60	8.30
1994-1	March, 1994	200,000	Paid in full		13.67	5.10	8.57
1994-2	May, 1994	230,000	Paid in full		14.04	6.38	7.66
1994-3	August, 1994	200,000	Paid in full		14.59	6.65	7.94
1994-4	October, 1994	212,000	Paid in full		15.58	7.10	8.48
1995-1	January, 1995	190,000	Paid in full		15.71	8.05	7.66
1995-2	March, 1995	190,000	Paid in full		16.36	7.10	9.26
1995-3	June, 1995	300,000	Paid in full		15.05	6.05	9.00
1995-4	September, 1995	375,000	Paid in full		15.04	6.20	8.84
1995-5	December, 1995	425,000	Paid in full		15.35	5.88	9.47
1996-A	March, 1996	485,000	Paid in full		15.46	6.13	9.33
1996-B	June, 1996	525,000	Paid in full		15.74	6.75	8.99
1996-C	September, 1996	535,000	Paid in full		15.83	6.60	9.23
1996-D	December, 1996	545,000	Paid in full		15.43	6.17	9.26
1997-A	March, 1997	500,000	Paid in full		15.33	6.60	8.73
1997-B	June, 1997	590,000	Paid in full		15.36	6.37	8.99
1997-C	September, 1997	600,000	Paid in full		15.43	6.17	9.26
1997-D	December, 1997	500,000	Paid in full		15.19	6.34	8.85
1998-A	March, 1998	525,000	Paid in full		14.72	6.01	8.71
1998-B	June, 1998	660,000	$ 30,398	4.61%	14.68	6.06	8.62
1998-C	November, 1998	700,000	50,381	7.20	14.42	5.81	8.61
1999-A	January, 1999	1,000,000	96,552	9.66	14.42	5.70	8.72
1999-B	July, 1999	1,000,000	162,087	16.21	14.62	6.36	8.26
1999-C	November, 1999	500,000	108,805	21.76	14.77	7.01	7.76
2000-A	March, 2000	1,200,000	294,664	24.56	14.66	7.28	7.38
2000-B	May, 2000	1,000,000	274,923	27.49	14.84	7.78	7.06
2000-C	August, 2000	1,390,000	473,976	34.10	15.04	7.32	7.72
2000-D	November, 2000	1,000,000	416,366	41.64	15.20	6.94	8.26
2001-A	January, 2001	1,000,000	458,549	45.85	14.87	5.77	9.10
2001-B	May, 2001	1,370,000	651,944	47.59	14.41	4.23	10.18
2001-C	August, 2001	1,200,000	697,633	58.14	13.90	4.50	9.40
2002-1	March, 2002(2)	1,800,000	1,370,605	76.14	13.50	4.26	9.24
2002-2	May, 2002	1,750,000	1,506,738	86.10	12.51	3.89	8.62
2002-3	August, 2002	1,250,000	1,139,684	91.17	12.30	3.06	9.24
2002-4	November, 2002	1,350,000	1,350,000	100.00	12.18	2.66	9.52
2003-1(2)	February, 2003	1,343,250			11.79	2.42	9.37

	Total	$30,064,680	$9,083,305

(1)	Represents the difference between the original weighted average annual percentage rate, also known as APR, and the estimated weighted average securitization rate on the closing date of the securitization.

(2)	The 2003-1 securitization closed on February 27, 2003.

Mortgage Banking Income

      Mortgage banking operations included gains and losses on the sale of loans and servicing rights and other income, primarily late charges. During 2002, mortgage banking income totaled $1.4 million compared with $1.5 million and $6.9 million in 2001 and 2000, respectively. The 80% decline in mortgage banking income from 2000 to 2002 is due to our decision to exit the mortgage banking business. This decision resulted in the sale of our remaining mortgage banking operations in 1999.

      The components of mortgage banking income were as follows:

	For the Year Ended
	December 31,

	2002	2001	2000

	(Dollars in thousands)
Net gains from sale of mortgage loans and mortgage servicing rights	$1,394	$1,384	$6,704
Fee income	27	111	148

Total mortgage banking income	$1,421	$1,495	$6,852

Other Noninterest Income

      Other noninterest income consists primarily of insurance income, which totaled $10.6 million, $9.1 million and $7.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. Insurance income includes premiums and commissions earned on insurance and insurance-related products, including collateral protection and credit life insurance. Income from the sale of mutual funds and annuities totaled $2.3 million, $2.4 million and $2.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. Income from the sale of mutual funds and annuities is included in insurance income on the Consolidated Statements of Income.

      Miscellaneous income totaled $18.4 million, $5.6 million, and $5.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. Miscellaneous income in 2002 consisted of demand deposit fees, income from rental operations, and other income. The increase in miscellaneous income from 2001 to 2002 was due to the sales of seven Northern California bank branches in 2002.

Noninterest Expense

      Total noninterest expense was $251 million, $245 million and $221 million for the years ended December 31, 2002, 2001 and 2000, respectively. Noninterest expense as a percentage of total revenues improved to 36% in 2002 compared to 45% in 2001 and 49% in 2000 as a result of improved operating efficiencies achieved through the centralization and automation of certain processes as well as the deployment of new technologies. Noninterest expense increased $6.4 million or 2.6% in 2002 compared with 2001 primarily as a result of higher collection costs due to a higher frequency of losses resulting from a slowing economy.

      The efficiencies realized include increasing the conversion ratios on contracts purchased through dealer education, automating the loan application and underwriting system, increasing the percentage of applications received via the Internet, outsourcing the data entry process, centralizing the verification process, and implementing proprietary credit scorecards and electronic funds transfers for our dealers. Operating efficiencies also include implementing automated dialers, centralizing and upgrading payment processing and asset recovery processes, upgrading toll-free lines for customer service and interactive voice response technology, implementing direct debit for our borrowers, imaging for record retention and retrieval, and implementing a new behavioral scoring collection system.

Income Taxes

      We file federal and certain state tax returns on a consolidated basis. Other state tax returns are filed for each subsidiary separately. Our effective tax rate was 36% in 2002 compared with 39% and 40% in 2001 and 2000, respectively. The decrease in the effective tax rate is a result of a one-time benefit of new legislation enacted by the State of California which eliminated the use of the reserve method of accounting for bad debts for large banks and financial corporations for taxable income purposes. In the first year of this change, 50% of the ending reserve amount deducted from taxable income in prior periods will be included in the current year California taxable income. The remaining 50% of the reserve is not required to be recaptured into income, but rather represents a permanent difference between GAAP and California tax accounting. The deferred tax liability related to this permanent difference has been eliminated from our balance sheet and the current year state income tax provision has been reduced accordingly. See “Business — Taxation.”

Pro Forma Portfolio Basis Statements of Income

      During the first quarter of 2000, we changed the structure of our securitizations so that they would no longer be accounted for as sales but rather recorded as secured financings. This decision is consistent with our business strategy to record high quality earnings and to maintain a conservative, well-capitalized balance sheet. If treated as secured financings, no gain on sale or subsequent contractual servicing and retained interest income or expense is recognized. Instead, the earnings of the contracts in the trust, including servicing fees, and the related financing costs are reflected over the life of the underlying pool of contracts as net interest income. Additionally, no RISA is recorded on the balance sheet, which must be written off over the life of a securitization. This asset is subject to impairment if assumptions made about the performance of a securitization are not realized.

      Since 2000, our securitizations that were recorded as sales have matured and an increasing percentage of securitized contracts are represented by securitizations that are accounted for as secured financings. During the transitory period, we have presented pro forma portfolio basis statements of income that present our results under the assumption that all our outstanding securitizations are treated as secured financings rather than as sales. These statements provided a method by which to gauge our year to year performance while we made this transition. Effective the first quarter of 2003, we will discontinue presenting portfolio basis earnings since we have completed our transition to treating securitization transactions as secured financings rather than sales for accounting purposes and have fully amortized our residual interest assets.

      The growth in our portfolio basis earnings reflects the growth in our managed contract portfolio to $9.4 billion at December 31, 2002, compared with $8.2 billion and $6.8 billion at December 31, 2001 and 2000, respectively. We monitor the periodic portfolio basis earnings of our managed contract portfolio and believe these portfolio basis statements assist in better understanding our business.

      The following tables presents the portfolio basis statements of income and reconciliation to net income as reflected in our Consolidated Statements of Income:

Portfolio Basis Statements of Income

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands, except per share amounts)
Interest income	$1,246,992	$1,188,074	$1,011,637
Interest expense	596,826	628,045	549,476

Net interest income	650,166	560,029	462,161
Net chargeoffs(1)	245,501	173,201	117,807
Provision for growth(2)	21,306	19,968	23,233

Provision for credit losses	266,807	193,169	141,040

Net interest income after provision for credit losses	383,359	366,860	321,121
Noninterest income	109,184	83,721	76,969
Noninterest expense	251,370	244,952	222,156

Income before income tax	241,173	205,629	175,934
Income tax(3)	89,820	79,071	70,572

Income before minority interest	151,353	126,558	105,362
Minority interest in earnings	20,186	19,970	14,963

Portfolio basis net income	$131,167	$106,588	$90,399

Portfolio basis net income per common share — diluted	$3.37	$3.09	$3.06

(1)	Represents actual chargeoffs incurred during the period, net of recoveries.

(2)	Represents additional allowance for credit losses that would be set aside due to an increase in the managed contract portfolio.

(3)	Such tax effect is based upon our tax rate for the respective period.

Reconciliation of GAAP Basis Net Income

to Portfolio Basis Net Income

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
GAAP basis net income	$79,718	$55,690	$74,743
Portfolio basis adjustments:
Gain on sale of contracts			(7,719)
Retained interest expense (income)	29,490	27,839	(41,767)
Contractual servicing income	(10,734)	(23,018)	(51,429)
Net interest income	38,142	89,346	191,994
Provision for credit losses	39,426	3,808	(58,907)
Operating expenses	(66)	(80)	(965)
Minority interest in earnings of subsidiaries	(7,033)	(9,601)	(3,111)

Total portfolio basis adjustments	89,225	88,294	28,096
Net tax effect(1)	37,776	37,396	12,440

Portfolio basis net income	$131,167	$106,588	$90,399

(1)	Such tax is based on our tax rate for the respective period.

Financial Condition

Overview

      We originated $5.4 billion of contracts in 2002 compared with $4.9 billion during 2001. As a result of higher contract originations, our portfolio of managed contracts reached $9.4 billion at December 31, 2002, up from $8.2 billion at December 31, 2001.

      As a result of our sale of our seven Northern California branch offices, total demand deposits and money market accounts at our retail banking division decreased $322 million or 40% to $490 million at December 31, 2002. Total demand deposit and money market accounts represented 36% of total retail banking deposits at December 31, 2002 compared with 39% at December 31, 2001. The commercial banking division had deposits of $277 million and $161 million outstanding at December 31, 2002 and 2001, respectively.

Investment and Other Securities

      Our investment and other securities portfolio consists of short-term securities, including repurchase agreements and overnight investments in federal funds. These short-term securities are maintained primarily for liquidity purposes. Additionally, we own FHLB stock as required by our affiliation with the FHLB System and carry it at cost. The FHLB stock is included in other assets on our Consolidated Statements of Financial Condition. We also hold owner trust certificates and, in prior years, United States Agency and Treasury securities, which are classified as available for sale. The owner trust certificates are recorded at cost, which approximates fair value. The United States Agency and Treasury securities are reported at fair value with unrealized gains and losses reflected as a separate component of shareholders’ equity on our Consolidated Statements of Financial Condition as accumulated other comprehensive income (loss), net of applicable taxes.

      The following table summarizes our investment securities at the dates indicated:

	December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Interest bearing deposits with other financial institutions	$59,004	$720	$720	$720	$515
Other short-term investments		35,000	66,500	137,000	22,864
Investment securities:
U.S. Treasury securities and obligations of other U.S. government agencies and corporations — available for sale					75,592
Obligations of states and political subdivisions	1,046	1,549	1,533	1,506	1,572
Owner trust certificates	3,348	4,668	6,517	7,865	5,687
FHLB stock	46,341	64,446	24,367	23,313	24,555
Other	6,031	4,294	2,684	739	632

	$115,770	$110,677	$102,321	$171,143	$131,417

      The following table sets forth the stated maturities of our investment securities at December 31, 2002:

	Up to	One Year to	Five Years	Ten Years	No Stated
	One Year	Five Years	to Ten Years	or More	Maturity

	(Dollars in thousands)
Interest bearing deposits with other financial institutions	$510	$58,494
Investment securities:
Obligations of states and political subdivisions		526	$520
Owner trust certificates		3,348
FHLB stock					$46,341
Other					6,031

	$510	$62,368	$520		$52,372

Weighted average interest rate(1)	1.58%	1.24%	5.44%		5.50%

(1)	Calculated based on amortized cost.

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

	December 31,

	2002	2001

	(Dollars in thousands)
Available for sale securities:
GNMA certificates	$2,607,457	$2,036,369
FNMA participation certificates	39,124	51,894
FHLMC participation certificates	1,068	1,692
Other	2,008	2,270

	$2,649,657	$2,092,225

      The portfolio has a weighted average yield (including effects of amortization of premiums and discounts) of 5.14% for the year ended December 31, 2002 and a weighted average coupon rate of 6.96% at December 31, 2002. Our MBS portfolio had maturities of ten years or greater at December 31, 2002, although payments are generally received monthly throughout the life of these securities.

Loan Portfolios

      At December 31, 2002, our loan portfolio totaled $9.4 billion, of which 96% were contracts net of unearned interest, 3% were loans secured by real property used primarily for residential purposes, and 1% were commercial loans. Our loan portfolio totaled $7.5 billion at December 31, 2001, of which 94% were contracts net of unearned interest, 5% were loans secured by real property used primarily for residential purposes, and 1% were commercial loans. Consumer loans serviced for the benefit of others totaled $525 million at December 31, 2002 compared with $1.2 billion at December 31, 2001.

      The following table sets forth the composition of our loan portfolio by type of loan, including loans held for sale, as of the dates indicated:

	December 31,

	2002		2001		2000		1999		1998

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
Consumer loans:
Contracts	$9,111,820	96.9%	$7,173,726	95.2%	$4,389,984	89.2%	$1,549,966	71.0%	$944,085	47.4%
Other	7,531	0.1	8,826	0.1	13,456	0.3	20,951	1.0	36,940	1.8

	9,119,351	97.0	7,182,552	95.3	4,403,440	89.5	1,570,917	72.0	981,025	49.2
Less: unearned interest	91,713	1.0	108,169	1.4	94,404	1.9	54,248	2.5	48,015	2.4

Total consumer loans	9,027,638	96.0	7,074,383	93.9	4,309,036	87.6	1,516,669	69.5	933,010	46.8
Mortgage loans:
Existing properties	277,233	2.9	361,115	4.8	498,963	10.1	589,286	27.0	993,645	49.9
Construction	14,150	0.2	15,638	0.2	14,784	0.3	23,190	1.1	18,345	0.9

	291,383	3.1	376,753	5.0	513,747	10.4	612,476	28.1	1,011,990	50.8
Less: undisbursed loan proceeds	8,453	0.1	3,298		6,316	0.1	14,174	0.7	5,057	0.4

Total mortgage loans	282,930	3.0	373,455	5.0	507,431	10.3	598,302	27.4	1,006,933	50.4
Commercial loans	97,216	1.0	85,312	1.1	107,586	2.1	66,927	3.1	52,940	2.8

Total loans	$9,407,784	100.0%	$7,533,150	100.0%	$4,924,053	100.0%	$2,181,898	100.0%	$1,992,883	100.0%

      The following table sets forth the composition of loans serviced for the benefit of others:

	December 31,

	2002		2001		2000		1999		1998

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
Loans serviced for the benefit of others:
Contracts	$524,531	100.0%	$1,215,058	100.0%	$2,608,017	100.0%	$3,890,685	97.0%	$3,491,457	68.4%
Mortgage loans							120,832	3.0	1,612,103	31.6

Total loans serviced for the benefit of others	$524,531	100.0%	$1,215,058	100.0%	$2,608,017	100.0%	$4,011,517	100.0%	$5,103,560	100.0%

Mortgage Loan Portfolio

      We have from time to time originated mortgage products that we have held on our balance sheet rather than selling through the secondary markets. Other than mortgage loans originated through the commercial banking division on a limited basis, we are not adding new mortgage loans to our balance sheet.

      Our total mortgage loan portfolio consisted of the following:

	December 31,

	2002		2001

	Amount	%	Amount	%

	(Dollars in thousands)
Single family residential loans:
First trust deeds	$96,137	34.0%	$146,895	39.3%
Second trust deeds	2,498	0.8	4,645	1.3

	98,635	34.8	151,540	40.6
Multifamily residential loans	139,920	49.5	180,850	48.4
Construction loans	14,150	5.0	15,638	4.2
Other	38,678	13.7	28,725	7.7

	291,383	103.0	376,753	100.9
Less: undisbursed loan proceeds	8,453	3.0	3,298	0.9

Total mortgage loans	$282,930	100.0%	$373,455	100.0%

      The following table sets forth information on the amount of fixed rate mortgage loans and adjustable rate mortgage loans, also known as ARMs, net of undisbursed loan proceeds, in our portfolio:

	December 31,

	2002		2001

	Amount	%	Amount	%

	(Dollars in thousands)
Fixed rate loans	$22,530	8.0%	$21,654	5.8%
Adjustable rate loans:
With negative amortization	172,436	60.9	240,462	64.4
Without negative amortization	87,964	31.1	111,339	29.8

Total mortgage loans	$282,930	100.0%	$373,455	100.0%

Commercial Loan Portfolio

      We had outstanding commercial loan commitments of $199 million at December 31, 2002 compared with $135 million at December 31, 2001. We originated $354 million and $292 million of commercial loans for the years ended December 31, 2002 and 2001, respectively. Though we continue to focus on expanding our commercial banking operation, it was not a significant source of revenues for the year ended December 31, 2002.

Amounts Due From Trusts

      The excess cash flows generated by contracts sold to each of the securitization trusts is deposited into spread accounts in the name of the trustee under the terms of the securitizations treated as sales. In addition, at the time a securitization closes, we advance additional monies to our subsidiary that originated the securitization trust to initially fund these spread accounts. As these spread accounts reach the balances required by the trust, excess amounts are released to us and are used to pay down these amounts. The amounts due from trusts represent initial advances made to spread accounts and excess cash flows that are still under obligation to be held in the spread accounts for securitizations treated as sales. The amounts due from trusts at December 31, 2002 was $101 million compared with $136 million at December 31, 2001. The decrease is the result of a reduction in the outstanding amount of securitizations treated as sales for accounting purposes. Amounts due from trusts is expected to continue to decline in 2003.

Retained Interest in Securitized Assets

      None of our securitizations in 2002 or 2001 were treated as sales. Therefore, we did not record any retained interest in securitized assets.

      The following table sets forth the components of the RISA:

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Balance at the beginning of period	$37,392	$111,558	$167,277
Additions			19,240
Amortization	(36,461)	(75,546)	(75,958)
Change in unrealized gain/loss on RISA(1)	(931)	1,380	999

Balance at end of period(2)	$0	$37,392	$111,558

(1)	The change in unrealized gain/loss on RISA represents temporary changes in valuation including changes in the discount rate based on the current interest rate environment. Such amounts will not be realized unless the RISA is sold. Changes in prepayment and credit loss assumptions for the RISA are other than temporary in nature and impact the value of the RISA. Such other than temporary differences are immediately recognized in income as a component of retained interest income or expense.

(2)	There were no restrictions on the RISA.

      The following table summarizes certain cash flows received from and paid to securitization trusts on securitizations treated as sales:

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Proceeds			$660,000
Excess cash flows from trusts	$6,971	$47,357	127,294
Servicing fees received	10,735	23,018	41,767
Servicing advances	18,547	20,203	38,060
Repayments on servicing advances	17,585	23,893	49,531

      The balance of contracts 30 days or more delinquent included in such securitization trusts totaled $35.2 million and $67.4 million at December 31, 2002 and 2001, respectively. Net chargeoffs for these securitization trusts totaled $30.4 million, $50.4 million and $75.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Asset Quality

Overview

      Nonperforming assets, repossessions, loan delinquency and credit losses are considered by us as key measures of asset quality. Asset quality, in turn, affects our determination of the allowance for credit losses. We also take into consideration general economic conditions in the markets we serve, individual loan reviews, and the level of assets relative to reserves in determining the adequacy of the allowance for credit losses. See “Business — Underwriting and Purchasing of Contracts; — Servicing of Contracts.”

Automobile Contract Quality

      We provide financing in a market where there is a risk of default by borrowers. Chargeoffs directly impact our earnings and cash flows. To minimize the amount of credit losses we incur, we monitor delinquent accounts, promptly repossess and remarket vehicles, and seek to collect on deficiency balances. See “Business — Automobile Lending.”

      At December 31, 2002, the percentage of managed accounts delinquent 30 days or greater was 3.50% compared with 3.72% at December 31, 2001 and 3.18% at December 31, 2000. We calculate delinquency based on the contractual due date. Net chargeoffs on average contracts managed for the year ended December 31, 2002 were 2.77% compared with 2.27% and 1.91% for the years ended December 31, 2001 and 2000, respectively. The increase in delinquency and credit loss experience is primarily a result of a slowing economy.

      The following table sets forth information with respect to the delinquency of our portfolio of contracts managed, which includes contracts that are owned by us and contracts that have been sold but are managed by us:

	December 31,

	2002		2001		2000

	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
Contracts managed	$9,389,974		$8,152,882		$6,818,182

Period of delinquency:
30-59 days	$238,204	2.54%	$217,873	2.67%	$157,843	2.32%
60 days or more	90,291	0.96	85,290	1.05	59,166	0.86

Total contracts delinquent and delinquencies as a percentage of contracts managed	$328,495	3.50%	$303,163	3.72%	$217,009	3.18%

      The following table sets forth information with respect to repossessions in our portfolio of contracts managed:

	December 31,

	2002		2001		2000

	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount

	(Dollars in thousands)
Contracts managed	757,269	$9,389,974	690,401	$8,152,882	616,011	$6,818,182

Repossessed vehicles	2,375	$16,433	1,168	$7,553	946	$6,199

Repossessed assets as a percentage of number and amount of contracts outstanding	0.31%	0.18%	0.17%	0.09%	0.15%	0.09%

      The following table sets forth information with respect to actual credit loss experience on our portfolio of contracts managed:

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Contracts managed at end of period	$9,389,974	$8,152,882	$6,818,182

Average contracts managed during period	$8,845,635	$7,576,681	$6,076,814

Gross chargeoffs	$327,161	$236,834	$165,937
Recoveries	82,372	64,626	49,697

Net chargeoffs	$244,789	$172,208	$116,240

Net chargeoffs as a percentage of average contracts managed during period	2.77%	2.27%	1.91%

      Cumulative static pool losses are another means of analyzing contract quality. The cumulative static pool loss ratio of a securitization is the cumulative amount of losses actually recognized, net of recoveries, as to the contracts securitized, up to and including a given month, divided by the original principal balance of the contracts in that securitization. The following table sets forth the cumulative static pool loss ratios by month for all outstanding securitized pools:

Cumulative Static Pool Loss Curves

At December 31, 2002

Period (1)	1998-B	1998-C	1999-A	1999-B	1999-C	2000-A	2000-B	2000-C	2000-D	2001-A	2001-B	2001-C	2002-1	2002-2	2002-3	2002-4

1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.02	0.04	0.04	0.04	0.02	0.03	0.02	0.04	0.04	0.03	0.03	0.04	0.01	0.00	0.02	0.02
3	0.08	0.11	0.11	0.11	0.10	0.10	0.09	0.13	0.11	0.09	0.10	0.09	0.06	0.03	0.06
4	0.18	0.23	0.20	0.26	0.25	0.20	0.24	0.27	0.24	0.20	0.21	0.20	0.15	0.10	0.14
5	0.38	0.39	0.33	0.47	0.40	0.36	0.39	0.46	0.39	0.33	0.33	0.35	0.29	0.18	0.27
6	0.59	0.50	0.46	0.66	0.56	0.55	0.59	0.65	0.54	0.50	0.50	0.49	0.43	0.32
7	0.83	0.61	0.62	0.87	0.71	0.71	0.78	0.81	0.74	0.70	0.69	0.65	0.60	0.49
8	1.03	0.75	0.76	1.00	0.86	0.91	0.99	0.93	0.93	0.84	0.87	0.81	0.84	0.66
9	1.21	0.86	0.92	1.13	1.01	1.10	1.17	1.07	1.13	1.04	1.05	0.95	1.06
10	1.40	1.00	1.11	1.24	1.14	1.27	1.33	1.24	1.34	1.24	1.22	1.07	1.28
11	1.53	1.17	1.30	1.35	1.34	1.45	1.44	1.41	1.50	1.45	1.36	1.20
12	1.62	1.32	1.47	1.44	1.52	1.58	1.57	1.62	1.74	1.67	1.53	1.37
13	1.74	1.48	1.61	1.58	1.74	1.73	1.72	1.86	1.95	1.90	1.67	1.55
14	1.84	1.66	1.73	1.74	1.94	1.85	1.86	2.04	2.21	2.09	1.81	1.74
15	1.96	1.79	1.81	1.85	2.09	2.00	2.04	2.25	2.48	2.25	2.00	1.97
16	2.10	1.91	1.89	2.03	2.27	2.15	2.24	2.45	2.71	2.41	2.19	2.16
17	2.22	2.01	2.00	2.16	2.39	2.37	2.39	2.68	2.89	2.54	2.37	2.36
18	2.40	2.07	2.10	2.30	2.53	2.52	2.55	2.88	3.08	2.73	2.60
19	2.55	2.11	2.24	2.42	2.67	2.67	2.73	3.08	3.22	2.93	2.80
20	2.69	2.17	2.35	2.50	2.81	2.83	2.93	3.23	3.40	3.11	3.01
21	2.79	2.24	2.46	2.58	2.92	2.99	3.12	3.38	3.59	3.34
22	2.85	2.34	2.55	2.67	3.10	3.16	3.27	3.54	3.78	3.54
23	2.89	2.43	2.63	2.77	3.28	3.34	3.38	3.67	3.96	3.72
24	2.92	2.52	2.71	2.87	3.38	3.49	3.52	3.83	4.18
25	2.97	2.62	2.77	3.01	3.55	3.63	3.63	4.00	4.41
26	3.04	2.71	2.82	3.14	3.68	3.75	3.73	4.16	4.58
27	3.13	2.80	2.89	3.16	3.84	3.86	3.84	4.35
28	3.18	2.87	2.96	3.29	3.98	3.97	3.97	4.50
29	3.24	2.90	3.02	3.40	4.14	4.09	4.11	4.64
30	3.32	2.95	3.09	3.50	4.19	4.21	4.26
31	3.38	3.00	3.17	3.61	4.30	4.33	4.40
32	3.43	3.02	3.20	3.68	4.38	4.47	4.50
33	3.47	3.08	3.27	3.74	4.46	4.59
34	3.48	3.14	3.35	3.81	4.57	4.68
35	3.52	3.15	3.41	3.87	4.66
36	3.54	3.21	3.47	3.91	4.76
37	3.58	3.25	3.52	3.97	4.84
38	3.63	3.30	3.55	4.03	4.96
39	3.66	3.35	3.58	4.09	5.03
40	3.65	3.39	3.61	4.13
41	3.69	3.39	3.63	4.18
42	3.73	3.42	3.66	4.23
43	3.75	3.45	3.68
44	3.79	3.47	3.72
45	3.81	3.48	3.75
46	3.81	3.50	3.79
47	3.83	3.52	3.80
48	3.84	3.56
49	3.85	3.58
50	3.86	3.60
51	3.87
52	3.88
53	3.89
54	3.89
55	3.89
Prime Mix(2)	67%	70%	70%	70%	67%	68%	69%	68%	68%	71%	71%	76%	70%	87%	85%	80%

(1)	Represents the number of months since the inception of the securitization.

(2)	Represents the original percentage of prime contracts securitized within each pool

Real Estate Loan Quality

      Our only category of mortgage delinquencies over 60 days was single family mortgages. We had $3.8 million mortgage loans, or 1.32% of total mortgage loans, past due over 60 days at December 31, 2002 compared with $7.0 million, or 1.85% of total mortgage loans, at December 31, 2001.

Nonperforming Assets

      Nonperforming assets, also known as NPAs, consist of nonperforming loans, also known as NPLs, Chapter 13 bankruptcy accounts greater than 120 days delinquent, repossessed automobiles, and real estate owned, also known as REO. For those accounts that are in Chapter 13 bankruptcy and are contractually past due greater than 120 days, all accrued interest is reversed and income is recognized on a cash basis. REO is carried at lower of cost or fair value. NPLs are defined as all nonaccrual loans. This includes mortgage loans 90 days or more past due and impaired loans where full collection of principal and interest is not reasonably assured. NPAs increased $16.2 million to $44.5 million at December 31, 2002 compared with $28.3 million at December 31, 2001. At December 31, 2002, NPAs represented 0.4% of total assets compared with 0.3% at December 31, 2001. There were no impaired loans at either December 31, 2002 or 2001.

      When a loan is designated as nonaccrual, all previously accrued but unpaid interest is reversed. For the years ended December 31, 2002, 2001 and 2000, interest on nonperforming loans excluded from interest income totaled $0.4 million, $0.6 million and $0.5 million, respectively.

Allowance For Credit Losses

      Our allowance for credit losses was $259 million at December 31, 2002 compared with $171 million at December 31, 2001. We have increased our percentage of allowance for credit losses from 2.3% at December 31, 2001 to 2.8% at December 31, 2002 as we have experienced higher losses in our owned contract portfolio due to a slowing economy. We reduced our reserves for multifamily loans due to a decline in the portfolio, fewer foreclosures and higher real estate values. Based on the analysis we performed related to the allowance for credit losses as described under Critical Accounting Policies, we believe that our allowance for credit losses is currently adequate to cover probable losses in our loan portfolio that can be reasonable estimated.

      The following table sets forth the activity in the allowance for credit losses:

	For the Year Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Balance at beginning of period	$171,432	$104,006	$64,217	$37,660	$33,834
Chargeoffs:
Commercial	(511)
Mortgage loans	(260)	(1,024)	(1,234)	(1,230)	(4,820)
Consumer loans	(280,379)	(162,878)	(55,892)	(20,052)	(14,885)

	(281,150)	(163,902)	(57,126)	(21,282)	(19,705)
Recoveries:
Mortgage loans		17	51	1,847	427
Consumer loans	66,050	41,120	14,731	7,592	4,144

	66,050	41,137	14,782	9,439	4,571

Net chargeoffs	(215,100)	(122,765)	(42,344)	(11,843)	(15,134)
Write-down of non-performing assets(1)	(3,673)	(6,786)
Provision for credit losses	306,233	196,977	82,133	38,400	18,960

Balance at end of period	$258,892	$171,432	$104,006	$64,217	$37,660

Ratio of allowance for credit losses to loans at the end of the period	2.8%	2.3%	2.1%	2.9%	1.9%
Ratio of net chargeoffs during the period to average loans owned during the period	2.6%	2.0%	1.3%	0.7%	0.8%

(1)	The write-down of non-performing assets represents specific reserves established on accounts that file for Chapter 13 Bankruptcy and are greater than 120 days delinquent. To the extent that these accounts do not perform under the court ordered plan, these specific reserves are reversed and the account is charged off.

      The allowance for credit losses by loan category was as follows:

	December 31,

	2002				2001

		Loans in				Loans in
		Each				Each
		Category				Category
		as a % of		Allowance		as a % of		Allowance
	Loan	Total		as a % of	Loan	Total		as a % of
	Balance	Loans	Allowance	Loans	Balance	Loans	Allowance	Loans

	(Dollars in thousands)
Consumer loans	$9,027,638	96.0%	$250,042	2.8%	$7,074,383	93.9%	$160,772	2.3%
Single family residential	98,635	1.0	3,912	4.0	151,540	2.1	4,422	2.9
Multifamily residential	184,295	2.0	1,860	1.0	221,915	2.9	3,060	1.4
Commercial loans	97,216	1.0	3,078	3.2	85,312	1.1	3,178	3.7

	$9,407,784	100.0%	$258,892	2.8%	$7,533,150	100.0%	$171,432	2.3%

	December 31,

	2000				1999

		Loans in				Loans in
		Each				Each
		Category				Category
		as a % of		Allowance		as a % of		Allowance
		Total		as a % of	Loan	Total		as a % of
	Loan Balance	Loans	Allowance	Loans	Balance	Loans	Allowance	Loans

	(Dollars in thousands)
Consumer loans held for sale					$1,432,644	65.7%	$31,936	2.2%
Consumer loans	$4,309,036	87.6%	$83,501	1.9%	84,025	3.8	8,403	10.0
Single family residential	230,854	4.7	8,969	3.9	285,203	13.1	7,265	2.6
Multifamily residential	276,577	5.6	7,510	2.7	313,099	14.3	13,760	4.4
Commercial loans	107,586	2.1	4,026	3.7	66,927	3.1	2,853	4.3

	$4,924,053	100.0%	$104,006	2.1%	$2,181,898	100.0%	$64,217	2.9%

	December 31, 1998

		Loans in
		Each
		Category as		Allowance
		a % of		as a % of
	Loan Balance	Total Loans	Allowance	Loans

	(Dollars in thousands)
Consumer loans held for sale	$856,871	43.0%	$6,357	0.7%
Consumer loans	76,139	3.8	7,614	10.0
Single family residential	647,376	32.4	5,881	0.9
Multifamily residential	359,557	18.0	15,467	4.3
Commercial loans	52,940	2.8	2,341	4.4

	$1,992,883	100.0%	$37,660	1.9%

      The following table presents summarized data relative to the allowances for loan and real estate losses at the dates indicated:

	At December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Total loans(1)	$9,407,784	$7,533,150	$4,924,053	$2,181,898	$1,992,833
Allowance for credit losses	258,892	171,432	104,006	64,217	37,660
Allowance for real estate owned losses	250	250	250	784	784
Loans past due 60 days or more	86,199	74,851	37,911	17,514	16,365
Nonperforming loans(2)	3,115	6,772	9,132	11,279	12,227
Nonperforming assets(3)	44,463	28,341	14,683	14,034	18,088
Allowance for credit losses as a percentage of:
Total loans	2.8%	2.3%	2.1%	2.9%	1.9%
Loans past due 60 days or more	300.3%	229.0%	274.3%	366.7%	230.1%
Nonperforming loans	8,311.1%	2,531.5%	1,138.9%	569.4%	308.0%
Total allowance for credit losses and REO losses as a percentage of nonperforming assets	582.8%	605.8%	710.0%	463.2%	212.5%
Nonperforming loans as a percentage of total loans	0.0%	0.1%	0.2%	0.5%	0.6%
Nonperforming assets as a percentage of total assets	0.4%	0.3%	0.2%	0.3%	0.5%

(1)	Loans net of unearned interest and undisbursed loan proceeds.

(2)	All nonperforming loans are on nonaccrual.

(3)	Nonperforming loans, Chapter 13 bankruptcy accounts greater than 120 days delinquent, repossessed automobiles and real estate owned.

Capital Resources and Liquidity

Overview

      We require substantial capital resources and cash to support our business. Our ability to maintain positive cash flows from operations is the result of our consistent managed growth, our ability to manage risk-adjusted returns and our efficient operations.

      In addition to our indirect statement of cash flows as presented under GAAP, we also analyze the key cash flows from our automobile lending operations on a direct basis excluding certain items such as the purchase or securitizations of loans. The following table shows our operating cash flows from our automobile lending operations:

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Cash flows from owned loans	$449,638	$364,438	$197,527
Cash flows from off balance sheet trusts	6,971	47,357	127,294
Contractual servicing income	10,734	23,018	41,767
Fee income	87,277	72,820	61,772
Less:
Dealer participation	129,272	120,785	100,300
Operating costs	210,165	207,603	186,781

Operating cash flows	$215,183	$179,245	$141,279

      Operating cash flows from automobile lending operations improved 20% for 2002 compared with 2001 and 27% for 2001 compared with 2000 as a result of the growth in our managed portfolio as well as improved operating efficiencies.

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

Collections of Principal and Interest from Loans

      Our primary source of funds is the collection of principal and interest from contracts originated and securitized, to the extent that the transaction is an on balance sheet transaction. These monies are deposited into collection accounts established in connection with each securitization, or into our accounts for non-securitized contracts. Pursuant to reinvestment contracts entered into in connection with most securitizations, we receive access to the amounts deposited into collection accounts and amounts held in the spread accounts. We use those amounts so received in our daily operations to fund the purchase of contracts or to cover the day to day costs of operations. If delinquency or chargeoff rates in a securitization exceed established triggers, amounts required to be held in spread accounts will increase, requiring additional pledged collateral. We may bear additional expense due to an increase in required collateral. If the reinvestment contracts were no longer deemed an eligible investment, which determination would be made by the rating agencies or FSA, we would no longer have the ability to use this cash in the ordinary course of business and would need to obtain alternative financing, which may only be available on less attractive terms. See “Business — Transactions with Related Parties — Reinvestment Contracts.” If we were unable to obtain additional financing, we may have to curtail our contract purchasing activities, which would also have a material adverse effect on our financial position, liquidity and results of operations. Also, a significant increase in credit losses could have a material adverse impact on our collections of principal and interest from contracts.

      For real estate loans and MBS, principal and interest are deposited into our own accounts and such amounts are also used in our daily operations. Total loan and MBS principal and interest collections totaled $7.5 billion, $6.4 billion and $4.6 billion for the years ended December 31, 2002, 2001 and 2000, respectively. The increase in principal and interest collections is due to an increase in the amount of contracts managed and MBS held by us.

Deposits

      We attract both short-term and long-term deposits from the general public, commercial enterprises and institutions by offering a variety of accounts and rates. We offer regular passbook accounts, demand deposit accounts, money market accounts, certificate of deposit accounts and individual retirement accounts. Our retail banking division gathers deposits from 18 retail branch locations throughout Southern California. Our commercial banking division gathers deposits by establishing commercial relationships with businesses located throughout Southern California.

      The following table sets forth the amount of our deposits by type at the dates indicated:

	December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
No minimum term:
Demand deposit accounts	$1,037	$1,124	$8,229	$60,365	$38,511
Passbook accounts	6,688	11,192	11,768	13,789	15,412
Money market accounts	730,245	858,371	810,169	574,589	320,160
Noninterest bearing deposits	165,844	100,170	67,984	47,770	75,240
Certificate accounts:
Certificates (30 days to five years)	878,096	1,154,917	1,414,956	1,311,916	1,461,539
Individual retirement accounts	94,082	147,250	165,381	175,286	192,473
Brokered deposits	98,992	56,302		28,594	75,400

	$1,974,984	$2,329,326	$2,478,487	$2,212,309	$2,178,735

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

      The following table summarizes our average certificate and money market accounts outstanding:

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Average certificate accounts outstanding	$1,220,222	$1,441,256	$1,524,232
Average interest rate paid on certificate accounts	5.23%	5.82%	5.96%
Average money market accounts outstanding	$748,814	$750,924	$788,603
Average interest rate paid on money market accounts	1.97%	3.82%	5.35%

      Deposit accounts, subject to certain FDIC attribution rules, are insured by the FDIC up to $100,000 per customer. Our maturities of certificate accounts greater than or equal to $100,000 were as follows:

	December 31,

	2002	2001

	(Dollars in thousands)
Three months or less	$1,970	$6,007
Over three months through six months	2,129	5,126
Over six months through one year	180,374	237,831
Over one year through three years	119,083	168,008
Over three years	1,726	9,522

	$305,282	$426,494

Automobile Contract Sales and Securitizations

      Our business depends on our ability to aggregate and securitize contracts in the form of asset-backed securities. These transactions generate cash proceeds that allow us to repay amounts borrowed and to purchase additional contracts. Since 1985, we have securitized over $30 billion of automobile receivables in 58 public offerings, making us the fourth largest issuer of such securities in the nation. Changes in our asset-backed securities program could materially adversely affect our earnings or ability to purchase and resell contracts on a timely basis. Such changes could include a:

•	delay in the completion of a planned securitization;

•	negative market perception of us; or

•	failure of the contracts we intend to securitize to conform to insurance company and rating agency requirements.

      If we are unable to effectively securitize our contracts, we may have to reduce or even curtail our contract purchasing activities, which would have a material adverse effect on our financial position, liquidity and results of operations.

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

Subordinated Capital Debentures

      In 1993, we issued $125 million of 8.5% subordinated capital debentures due in 2003. We redeemed the subordinated debentures due in 2003 in July 2001. In 1998 and 2002, we issued $150 million of 8.875% and $300 million of 9.625% subordinated capital debentures due in 2007 and 2012, respectively. At December 31, 2002, $408 million was outstanding on the subordinated debentures due in 2007 and 2012, gross of discounts and issue costs. In addition to providing additional liquidity, the Bank is permitted to include $380 million of these debentures in supplementary capital for purposes of determining compliance with risk-based capital requirements. See “Business — Supervision and Regulation — Regulatory Capital Requirements.”

Conduit Financing

      We enter into secured conduit financing transactions using a contract securitization structure for short-term financing needs. For the years ended December 31, 2002 and 2001, we issued $775 million and $650 million, respectively, of notes secured by contracts through conduit facilities established in January 2002 and December 2001, respectively. We terminated the December 2001 facility in March 2002 in conjunction with a $1.8 billion public asset-backed securitization. The January 2002 facility was terminated in May 2002 in conjunction with a $1.8 billion public asset-backed securitization.

Equity Offerings

      We completed rights offerings in March 2002 and May 2001 in which we raised $51.3 million and $61.0 million through the issuance of 3.3 million and 3.7 million additional common shares at a price of $15.75 and $16.25 per share, respectively. With the completion of the March 2002 offering, our total number of common shares issued and outstanding increased 9.1% to 39.1 million shares at March 31, 2002, compared with an increase of 12% to 35.7 million shares in May 2001.

      WFS completed a rights offering in March 2002 and May 2001 which raised a total of $110 million and $116 million through the issuance of 6.1 million and 6.4 million additional common shares at a price of $18.00 and $18.25 per share, respectively. With the completion of the March 2002 offering, the WFS number of common shares issued and outstanding increased by 18% to 41.1 million shares, compared with an increase of 22% to 35.0 million shares in May 2001.

      Of the 6.1 million and 6.4 million additional common shares issued by WFS in 2002 and 2001, the Bank purchased 5.2 million and 5.3 million shares in the amount of $94.4 million and $96.5 million, respectively. The net amount of proceeds received from WFS’ and our rights offerings executed in March 2002 and May 2001 totaled $67.3 million and $80.6 million, respectively. At December 31, 2002, the Bank owned 84% of WFS’ common stock.

Automobile Operating Cash Flows

      Cash flows from owned loans, trusts, servicing income and other fee income less cash paid for dealer participation and operating expenses represents our automobile operating cash flows. We are able to use our automobile operating cash flows as an additional source of cash. Automobile operating cash flows were $215 million, $179 million and $141 million for the years ended December 31, 2002, 2001 and 2000, respectively. Automobile operating cash flows for 2002 have increased 52% since 2000 as a result in the growth in our managed portfolio as well as improved operating efficiencies.

Principal Uses of Cash

Acquisition of Loans and Investment Securities

      Our most significant use of cash is for the acquisition of contracts, MBS and other investment securities. During 2002, loan originations totaled $5.8 billion compared with $5.2 billion and $4.5 billion in 2001 and 2000, respectively. We purchased $1.6 billion of MBS and other investment securities during 2002 compared with $1.2 billion and $963 million during 2001 and 2000, respectively.

Payments of Principal and Interest on Securitizations

      Under the terms of our reinvestment contract, we fund quarterly payments of interest and principal to security holders derived from the cash flows received on the securitized contracts that we service. Payments of principal and interest to security holders totaled $5.6 billion during 2002 compared with $3.7 billion and $2.7 billion during 2001 and 2000, respectively. Payments of principal and interest have increased as a result of an increase in the amount of automobile asset-backed securities outstanding.

Amounts Paid to Dealers

      Consistent with industry practice, we generally pay dealer participation to the originating dealer for each contract purchased. Participation paid to dealers during 2002 totaled $129 million compared with $121 million and $100 million in 2001 and 2000, respectively. Typically, the acquisition of prime quality contracts higher up the prime credit quality spectrum requires a higher amount of participation paid to the dealer due to increased level of competition for such contracts. The amount of participation paid to dealers increased primarily as a result of an increase in the amount of contracts purchased.

Advances Due to Servicer

      As the servicer of securitized contracts, we periodically make advances to the securitization trusts to provide for temporary delays in the receipt of required payments by borrowers in accordance with servicing agreements. We receive reimbursement of these advances through payments from the obligors on the contracts or from the trustee at the time a contract liquidates.

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

Capital Requirements

      The Bank is a federally chartered savings bank. As such, it is subject to certain minimum capital requirements imposed by the Financial Institutions Reform, Recovery and Enforcement Act, also known as FIRREA, and the Federal Deposit Insurance Corporation Improvement Act, also known as FDICIA. FDICIA separates all financial institutions into one of five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” In order to be considered “well capitalized,” an institution must have a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 6.0% or greater, a core capital ratio of 5.0% or greater and not be subject to any OTS order. The Bank currently meets all of the requirements of a “well capitalized” institution. See “Supervision and Regulation — Regulatory Capital Requirements.”

      The following table summarizes the Bank’s actual capital and required capital as of December 31, 2002 and 2001:

			Tier 1
	Tangible	Core	Risk-Based	Risk-Based
	Capital	Capital	Capital	Capital

	(Dollars in thousands)
December 31, 2002
Actual Capital:
Amount	$728,631	$728,631	$655,142	$1,143,345
Capital ratio	6.43%	6.43%	7.67%	13.38%
FIRREA minimum required capital:
Amount	$169,991	$339,981	N/A	$683,481
Capital ratio	1.50%	3.00%	N/A	8.00%
Excess	$558,640	$388,650	N/A	$459,864
FDICIA well capitalized required capital:
Amount	N/A	$566,635	$512,611	$854,351
Capital ratio	N/A	5.00%	6.00%	10.00%
Excess	N/A	$161,996	$142,531	$288,994
December 31, 2001
Actual Capital:
Amount	$602,491	$602,491	$602,491	$841,144
Capital ratio	7.29%	7.29%	8.49%	11.86%
FIRREA minimum required capital:
Amount	$123,957	$247,915	N/A	$567,523
Capital ratio	1.50%	3.00%	N/A	8.00%
Excess	$478,534	$354,576	N/A	$273,621
FDICIA well capitalized required capital:
Amount	N/A	$413,192	$425,642	$709,404
Capital ratio	N/A	5.00%	6.00%	10.00%
Excess	N/A	$189,299	$176,849	$131,740

      The following table reconciles the Bank’s equity in accordance with GAAP to the Bank’s tangible, core and risk-based capital:

	December 31,

	2002	2001

	(Dollars in thousands)
Bank shareholder’s equity — GAAP basis	$532,902	$472,132
Add: net unrealized losses	94,220	52,214
Add: minority interest in equity of subsidiaries	101,666	78,261
Less: non-permissible activities	(157)	(116)

Total tangible and core capital	728,631	602,491
Adjustments for risk-based capital:
Subordinated debentures(1)	380,314	149,554
General loan valuation allowance(2)	107,889	89,099
Low-level recourse deduction	(73,489)

Risk-based capital	$1,143,345	$841,144

(1)	Excludes capitalized discounts and issue costs.

(2)	Limited to 1.25% of risk-weighted assets.

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

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, also known as SFAS No. 143, in which retirement obligations would be recorded as a liability using the present value of the estimated cash flows and a corresponding amount would be capitalized as part of the asset’s carrying amount. The capitalized asset retirement cost would be amortized to expense over the asset’s useful life using a systematic and rational allocation method. The estimate of the asset retirement obligation will change and have to be revised over time. SFAS No. 143 is effective for fiscal years beginning after September 15, 2002. If applicable, an accounting change to adopt the standard would be made as of the beginning of the company’s 2003 fiscal year. The adoption of SFAS No. 143 will not have a material effect on our earnings or financial position.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, also known as SFAS No. 144, to supersede Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, also known as SFAS No. 121. The basic recognition and measurement model for assets held for use and held for sale under SFAS No. 121 has been retained, however SFAS No. 144 removes goodwill from the scope as goodwill is now subject to the provisions of SFAS No. 141 and SFAS No. 142. SFAS No. 144 provides guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale. Assets held for sale or disposal must be stated at the lower of the assets’ carrying amounts or fair values and depreciation would no longer be recognized. Assets to be disposed of by sale would be classified as held for sale when management, having the authority to approve the action, commits to a plan to sell the assets meeting several strict criteria. The three-step approach for recognizing and measuring impairment of assets to be held and used under SFAS No. 121 remains applicable. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and for interim periods within those fiscal years. We adopted SFAS No. 144 on January 1, 2002, and it did not have a material effect on our earnings or financial position.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, also known as SFAS No. 145. SFAS No. 145 rescinds Statements of Financial Accounting Standards No. 4 and 64 that required gains and losses from extinguishment of debt to be classified as extraordinary items. SFAS No. 145 also rescinds Statement of Financial Accounting Standards No. 44 that provided transition provisions related to the Motor Carrier Act of 1980. SFAS No. 145 amended Statement of Financial Accounting Standards No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for financial statements issued on or after May 15, 2002. We adopted SFAS No. 145 and it did not have a material effect on our earnings or financial position.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, also known as SFAS No. 146, in which liabilities for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liabilities are incurred. SFAS No. 146 eliminated the recognition of certain costs associated with exit or disposal activities that were previously recognized as liabilities at a plan (commitment) date under Emerging Issues Task

Force Issue No. 94-3 that did not meet the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 will not have a material effect on our earnings or financial position.

      In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147, Acquisitions of Certain Financial Institutions — an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9, also known as SFAS No. 147, to remove acquisitions of financial institutions from the scope of both FASB Statement No. 72 and FASB Interpretation No. 9. SFAS No. 147 now requires that acquisitions of financial institutions be accounted for in accordance with SFAS No. 141 and 142. SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions. Consequently, customer-relationship intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. SFAS No. 147 is effective for acquisitions made on or after October 1, 2002 and is effective for measurement of impairment of long-lived assets on October 1, 2002. We adopted SFAS No. 147 on October 1, 2002 and it did not have a material effect on our earnings or financial position.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123, also known as SFAS No. 148. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the method used on reported results. SFAS No. 148 provides two additional transition methods for entities that adopt Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, also known as SFAS No. 123. Both of these methods avoid the ramp-up effects arising from prospective application of the fair value based method. SFAS No. 148 does not permit the use of the original SFAS No. 123 method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. This statement also requires disclosure of comparable information for all companies regardless of which method of accounting for stock-based employee compensation. SFAS No. 148 improves the timeliness of disclosures by requiring their inclusion in financial reports for interim periods. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. We adopted the disclosure provisions of SFAS No. 148 on December 31, 2002 and expect to adopt the prospective application method of transition to the fair value based method of accounting for stock options in the first quarter of 2003. Neither the adoption of the disclosure provisions nor the adoption of the fair value based method will have a material effect on our earnings or financial position.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, also known as FIN No. 45. FIN No. 45 will require that guarantees meeting the characteristics described in FIN No. 45 be recognized and initially measured at fair value. In addition, FIN No. 45 will require new disclosures by guarantors, even if the likelihood of the guarantor making payments under the guarantee is remote. The disclosure provisions of FIN No. 45 are effective for fiscal years ending after December 15, 2002. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted FIN No. 45 on December 15, 2002 and it did not have a material effect on our earnings or financial position.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, also known as FIN No. 46. FIN No. 46 changes the consolidation requirements by requiring a variable interest entity to be consolidated by a company if that company is subject to the majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. In addition, FIN No. 46 requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN No. 46 apply to variable interest entities created after January 31, 2003 and apply to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of FIN No. 46 will not have a material effect on our earnings or financial position.

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

      The following table summarizes our NPV sensitivity analysis at December 31, 2002 based on guidance from the OTS:

Changes in Interest Rates	NPV Ratio

+100 basis points	10.44%
Base case	10.25%
-100 basis points	10.38%

      Another important measurement of our interest rate risk is “GAP” analysis. GAP is defined as the difference between the amount of interest sensitive assets that reprice versus the amount of interest sensitive liabilities that also reprice within a defined period of time. We have more interest sensitive liabilities rather than assets repricing in shorter term maturity buckets and more interest sensitive assets rather than liabilities repricing in longer term maturity buckets.

      The following table summarizes our maturity GAP position:

	Interest Rate Sensitivity Analysis at December 31, 2002

	Within	3 Months to	1 Year to	3 Years to	After
	3 Months	1 Year	3 Years	5 Years	5 Years	Total

	(Dollars in thousands)
Interest earning assets:
Investment securities	$9,403			$516	$506	$10,425
Other investments	58,804	$200				59,004
Mortgage-backed securities	387,616	849,733	$999,334	287,247	125,727	2,649,657

Total investments	455,823	849,933	999,334	287,763	126,233	2,719,086
Consumer loans(1)	611,776	2,401,421	4,370,498	1,594,352	49,593	9,027,640
Mortgage loans:
Adjustable rate(2)	216,886	37,816				254,702
Fixed rate(2)	1,913	4,707	12,150	2,011	1,749	22,530
Construction loans(2)	5,697					5,697
Commercial loans(2)	94,730	387	778	251	1,069	97,215

Total interest earning assets	1,386,825	3,294,264	5,382,760	1,884,377	178,644	12,126,870
Interest bearing liabilities:
Deposits:
Passbook accounts(3)	710	2,558	3,420			6,688
Demand deposit and money market accounts(3)	196,009	203,387	331,886			731,282
Certificate accounts(4)	127,843	881,834	56,383	5,110		1,071,170
FHLB advances(4)	333,572	205	475	384	1,639	336,275
Securities sold under agreements to repurchase(4)	276,600					276,600
Notes payable on automobile secured financing(1)	3,333,765	1,744,327	2,774,499	570,324		8,422,915
Subordinated debentures(4)				106,038	294,523	400,561
Other borrowings(4)	5,891					5,891

Total interest bearing liabilities	4,274,390	2,832,311	3,166,663	681,856	296,162	11,251,382

Excess interest earning/bearing assets (liabilities)	(2,887,565)	461,953	2,216,097	1,202,521	(117,518)	875,488
Effect of hedging activities(5)	4,178,720	(1,141,413)	(1,875,456)	(717,351)	(444,500)

Hedged excess (deficit)	$1,291,155	$(679,460)	$340,641	$485,170	$(562,018)	$875,488

Cumulative excess	$1,291,155	$611,695	$952,336	$1,437,506	$875,488	$875,488

Cumulative difference as a percentage of total interest earning assets	10.65%	5.04%	7.85%	11.85%	7.22%	7.22%

(1)	Based on contractual maturities adjusted by our historical prepayment rate.

(2)	Based on interest rate repricing adjusted for projected prepayments.

(3)	Based on historical retention rate.

(4)	Based on contractual maturity.

(5)	Includes effect of interest rate swaps designated against deposits and securities sold under agreements to repurchase.

      The contracts originated and held by us are fixed rate and, accordingly, we have exposure to changes in interest rates. To protect against potential changes in interest rates affecting interest payments on future securitizations, we enter into various hedge agreements. We enter into Euro-dollar futures contracts and forward swap agreements in order to hedge our future interest payments on our notes payable on automobile secured financing. The market value of these hedge agreements responds inversely to changes in interest rates. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the hedge transaction. Gains and losses on these agreements are recorded in accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any ineffective portion is recognized in interest expense during that period if the hedge is greater than 100% effective. Upon completion of the securitization, the gains or losses are recognized in full as an adjustment to the gain or loss on the sale of the contracts if the securitization is treated as a sale or amortized on a level yield basis over the duration of the notes issued if the securitization is treated as a secured financing. These hedge instruments are settled daily, and therefore, there are no related financial instruments on the Consolidated Statements of Financial Condition. Credit risk related to these hedge instruments is minimal.

      As we issued certain variable rate notes payable in 2002 and 2001, we also entered into interest rate swap agreements in order to hedge our variable interest rate exposure on future interest payments. The fair value of the interest rate swap agreements is included in notes payable on automobile secured financing, and any change in the fair value is reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any ineffective portion is recorded in interest expense during that period if the hedge is greater than 100% effective. Related interest income or expense is settled on a quarterly basis and recognized as an adjustment to interest expense in our Consolidated Statements of Income.

      We also enter into interest rate swap agreements or other derivatives that do not qualify for hedge accounting under SFAS No. 133 or that we choose not to designate as hedges. These derivatives pertain to variable rate notes issued in conjunction with the securitization of our contracts. Any change in the market value of such derivatives is recorded to income each month. Any income or expense recognized on such derivatives is recognized as miscellaneous income or expense.

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

      The following table provides information about our derivative financial instruments and other financial instruments used that are sensitive to changes in interest rates. For loans, securities and liabilities with contractual maturities, the table presents principal cash flows and related weighted average interest rates by contractual maturities as well as our historical experience of the impact of interest rate fluctuations on the prepayment of real estate loans, contracts and MBS. For passbook, money market and interest bearing demand deposit accounts that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted average interest rates based on our historical experience, management’s judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. For interest rate swap agreements, the table presents notional amounts and, as applicable, weighted average interest rates by contractual maturity date. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

Interest Rate Sensitive Instruments

						There-
	2003	2004	2005	2006	2007	after	Total	Fair Value

	(Dollars in thousands)
Rate sensitive assets:
Fixed interest rate loans	$3,023,620	$2,532,497	$1,850,929	$1,122,544	$474,070	$52,410	$9,056,070	$10,080,528
Average interest rate	12.43%	12.52%	12.45%	12.11%	11.37%	10.00%	12.35%
Variable interest rate loans	$351,714						$351,714	$349,982
Average interest rate	5.42%						5.42%
Fixed interest rate securities	$951,178	$676,209	$301,248	$195,851	$85,789	$123,625	$2,333,900	$2,333,900
Average interest rate	4.36%	4.35%	4.36%	4.37%	4.37%	4.38%	4.36%
Variable interest rate securities	$326,182						$326,182	$326,182
Average interest rate	4.62%						4.62%
Rate sensitive liabilities:
Passbook deposits	$3,268	$2,178	$1,242				$6,688	$6,575
Average interest rate	0.33%	0.33%	0.33%				0.33%
Money market and interest bearing demand deposits	$399,396	$206,044	$125,842				$731,282	$729,232
Average interest rate	1.50%	2.09%	1.86%				1.73%
Certificates of deposit	$1,009,677	$37,273	$19,110	$1,412	$3,698		$1,071,170	$1,082,596
Average interest rate	2.84%	3.63%	4.01%	4.35%	3.94%		2.90%
Notes payable under automobile secured financing — fixed	$2,451,383	$2,000,274	$774,225	$570,324			$5,796,206	$6,045,416
Average interest rate	3.92%	4.75%	3.68%	4.03%			4.18%
Notes payable under automobile secured financing — variable	$2,626,709						$2,626,709	$2,626,709
Average interest rate	1.88%						1.88%
Other fixed interest rate borrowings	$610,378	$250	$225	$202	$106,220	$296,161	$1,013,436	$1,032,557
Average interest rate	1.41%	6.54%	6.54%	6.54%	8.87%	9.62%	4.51%
Other variable interest rate borrowings	$5,891						$5,891	$5,897
Average interest rate	3.23%						3.23%
Rate sensitive derivative financial Instruments:
Pay variable interest rate swaps	$4,228,719	$(1,191,413)	$(1,875,456)	$(427,351)	$(290,000)	$(444,500)		$(194,590)
Average pay rate	3.73%	3.63%	3.10%	2.49%	6.51%	6.00%	3.73%
Average receive rate	1.46%	1.47%	1.40%	1.38%	1.59%	1.70%	1.46%

Glossary

ALLOWANCE FOR CREDIT LOSSES: Funds in an account established to cover probable credit losses. If we believe a loan is uncollectible, we set aside in the allowance account a portion of earnings equal to the difference between unpaid principal and the market value of the loan. If the loan is charged off, we reduce the loan balance and the allowance by equal amounts.

ASSET-BACKED SECURITIES: Securities that are backed by financial assets such as automobile contracts.

AUTOMOBILE CONTRACTS: Closed-end loans secured by a first lien on a vehicle.

BOOK VALUE PER COMMON SHARE: The value of a share of common stock based on the values at which the assets are recorded on the balance sheet determined by dividing shareholders’ equity by the total number of common shares outstanding.

CHARGEOFF: A loan written off as uncollectible.

CHARGEOFF RATE: Net annualized chargeoffs divided by average receivables outstanding for the period.

COMMERCIAL LOAN COMMITMENTS: Legally binding agreements to provide commercial financing at a future date.

CONDUIT FINANCING: A transaction involving the transfer of a pool of assets to a trust, wherein securities representing undivided interests in, or obligations of, the trust, are purchased by an investor that issues short-term notes. The transaction is treated as a secured financing.

CORE CAPITAL: A capital measure applicable to savings institutions. The Bank’s core capital is comprised of common shareholders’ equity (excluding certain components of accumulated other comprehensive income or loss), minority interest in includable consolidated subsidiaries, less investments in and advances to nonincludable subsidiaries.

CORE CAPITAL RATIO: A regulatory measurement of capital adequacy. The Bank’s core capital ratio is core capital to total assets adjusted for assets in certain subsidiaries that cannot be included and certain unrealized gains or losses on certain securities and cash flow hedges.

DEALER PARTICIPATION: The amount paid to a dealer for the purchase of an automobile contract in excess of the principal amount financed.

DELINQUENCY: A method of determining aging of past due accounts based on the status of payments under the loan.

DERIVATIVES: Interest rate swaps, futures, forwards, option contracts or other off-balance sheet financial instruments used for asset and liability management purposes. These instruments derive their values or contractually determined cash flows from the price of an underlying asset or liability, reference rate, index or other security.

DEFERRED TAX ASSET: An asset attributable to deductible temporary differences and carryforwards. A deferred tax asset is measured using the applicable enacted tax rate and provisions of the enacted tax law.

DEFERRED TAX LIABILITY: A liability attributable to taxable temporary differences. A deferred tax liability is measured using the applicable enacted tax rate and provisions of the enacted law.

DIVIDEND PAYOUT RATIO: Dividends per share divided by net income per share.

EARNING PER SHARE (EPS): The most common method of expressing a company’s profitability. Its purpose is to indicate how effective an enterprise has been in using the resources provided by common shareholders. EPS is usually presented in two ways: basic EPS and diluted EPS. The computation of basic EPS includes other instruments that are equivalent to common stock. Diluted EPS includes all instruments that have the potential of causing additional shares of common stock to be issued, such as unexercised stock options.

EURO-DOLLAR FUTURES CONTRACTS: Futures contracts used as a hedge to lock in a gross spread on a future securitization transaction prior to closing the transaction.

FEDERAL FUNDS: Non-interest bearing deposits held by member banks at the Federal Reserve Bank.

FEE INCOME: Income from documentation fees, late charges, deferment fees, transaction processing fees, service charges on deposit accounts and other fees.

FHLB: The Federal Home Loan Bank, a network of twelve regional Federal Home Loan Banks chartered by Congress in 1932 to ensure financial institutions have access to money to lend to consumers for home mortgages.

FHLMC: The Federal Home Loan Mortgage Corporation, a government-chartered corporation that buys qualified mortgage loans from the financial institutions that originate them, securitizes the loans, and distributes the securities through the dealer community.

FNMA: The Federal National Mortgage Association, a congressionally chartered corporation that buys mortgages on the secondary market, pools them and sells them as mortgage-backed securities to investors on the open market.

FORWARD AGREEMENTS: Contracts to exchange payments on a specified future date, based on a market change in interest rates from trade date to contract settlement date.

GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP): Accounting rules and conventions defining acceptable practices in preparing financial statements in the United States of America. The Financial Accounting Standards Board (FASB), an independent self-regulatory organization, is the primary source of accounting rules.

GNMA: The Government National Mortgage Association, a U.S. Government-owned corporation that guarantees timely payment of principal and interest on specified mortgage-backed certificates.

HEDGE: A derivative instrument designed to reduce or eliminate risk, such as interest rate risk. To be treated as a hedge under GAAP, the instrument must meet certain requirements as defined under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

HOLDING COMPANY: A corporation or other entity that owns a majority of stock or securities of one or more other corporations, thus obtaining control of the other corporations.

INTEREST BEARING LIABILITIES: The sum of deposits, notes, subordinated debt and other borrowings on which interest expense is incurred.

INTEREST EARNING ASSETS: The sum of loans and investments on which interest income is earned.

INTEREST RATE SPREAD: The difference between the yield on our interest earning assets and the rate paid on our interest bearing liabilities.

INTEREST RATE SWAP: A contract between two parties to exchange interest payments on a notional amount for a specified period. Typically, one party makes fixed rate payments, while the other party makes payments using a variable rate. Such a transaction is commonly used to manage the asset or liability sensitivity of a balance sheet by converting fixed rate assets or liabilities to floating rates, or vice versa.

LIBOR: London Interbank Offered Rate, which is a widely quoted market rate that is frequently the index used to determine the rate at which our subsidiaries or we borrow funds.

LIQUIDITY: A measure of how quickly we can convert assets to cash or raise additional cash by issuing debt.

MANAGED LOANS or MANAGED PORTFOLIO: Loans on the balance sheet plus contracts securitized in transactions treated as sales under GAAP, which we continue to service.

MINORITY INTEREST: Less than 50% ownership of a corporation’s voting stock or not enough ownership to control company operations. When a parent owns a majority (but less than 100%) of a subsidiary’s stock, the Consolidated Financial Statements must reflect the minority’s interest in the subsidiary. The minority interest as shown on the Consolidated Statements of Income is equal to the minority’s proportionate share of the subsidiary’s net income. The minority interest as shown on the Consolidated Statements of Financial Condition is equal to the minority’s proportionate share of the subsidiary’s net assets.

MORTGAGE-BACKED SECURITY (MBS): A security secured by or representing an undivided interest in a pool of mortgage loans each of which mortgage loans is secured by a completed single family dwelling (one-to-four family units), which security is either guaranteed by GNMA or issued or guaranteed by FNMA or FHLMC.

MORTGAGE LOAN: Closed-end loans and revolving lines of credit secured by first or second liens on residential real estate.

NET CHARGEOFFS or NET CREDIT LOSSES: The amount of loans written off as uncollectible, net of the recovery of loans previously written off as uncollectible.

NET INTEREST INCOME: Interest income and loan fees on interest earning assets less the interest expense incurred on all interest bearing liabilities.

NET INTEREST MARGIN: Interest income from receivables and other interest earning assets reduced by interest expense as a percentage of the average balance of such interest earning assets.

NET YIELD ON AVERAGE INTEREST EARNING ASSETS: The average interest rate earned on interest earning assets less the average interest rate paid on interest bearing liabilities.

NONACCRUAL LOANS or NONPERFORMING LOANS: Loans on which we no longer accrue interest because ultimate collection is unlikely.

NONINTEREST EXPENSE: All expenses other than interest expense.

NONINTEREST INCOME: All income other than interest income.

NONPERFORMING ASSETS (NPAs): Nonperforming loans, Chapter 13 bankruptcy accounts greater than 120 days delinquent, repossessed automobiles and real estate owned.

NON-PRIME BORROWERS: Borrowers who have overcome past credit difficulties.

NOTIONAL AMOUNT: The principal amount of a financial instrument on which a derivative transaction is based. In an interest rate swap, for example, the notional amount is used to calculate the interest rate cash flows to be exchanged. No exchange of principal occurs.

OWNED LOANS: Loans held on our balance sheet.

PORTFOLIO BASIS: Method of reporting whereby net interest margin, other revenues and credit losses on securitized contracts are reported as if those contracts were still held on our balance sheet.

PRIME BORROWERS: Borrowers who have strong credit histories.

PROVISION FOR CREDIT LOSSES: A charge to earnings to recognize that all loans will not be fully paid. The amount is determined based on such factors as our actual loss experience, management’s expectations of probable credit losses, as well as current economic trends.

REAL ESTATE LOAN: Closed-end loans and revolving lines of credit secured by first or second liens on residential real estate.

REAL ESTATE OWNED (REO): Real estate acquired in foreclosure or comparable proceedings under which possession of the collateral has been taken.

REINVESTMENT CONTRACTS: A series of agreements between WFS, the Bank and WFAL2 through which WFS has access to the cash flows of certain securitizations. Under such agreements, collections of principal and interest on the contracts in the securitization trust and funds in the spread account are invested at either the Bank or WFAL2. Funds invested at the Bank are collateralized by mortgage-backed securities and made available to WFS through the WFS Reinvestment Contract. Funds invested at WFAL2 are collateralized by automobile contracts, which WFAL2 purchases from WFS.

RETAINED INTEREST IN SECURITIZED ASSETS (RISA): Represents our contractual right to receive interest and other cash flows from our securitization trusts after the investors receive their contractual return.

RETAINED INTEREST INCOME OR EXPENSE: The excess cash flows on the contracts sold through securitizations treated as sales less the amortization of the retained interest in securitized assets. The excess cash flows represent all cash received on the contracts securitized less payments to investors for principal and interest.

RETURN ON AVERAGE ASSETS: A financial measurement of the efficiency with which a business uses its assets. Return on average assets is the ratio of net income divided by average total assets.

RETURN ON AVERAGE SHAREHOLDERS’ EQUITY: A measure of how effective a business has been in investing its net worth. Return on equity is expressed as a ratio, calculated by dividing net income by average equity excluding accumulated other comprehensive income or loss.

RISK-ADJUSTED MARGIN: The net interest margin less the chargeoff rate.

RISK-WEIGHTED ASSETS: An amount used in determining risk-based capital ratios applicable to savings institutions. The amount of risk-weighted assets is calculated by taking the face amount of assets on and off the balance sheet and applying a factor based on the inherent risk of such asset as defined by regulation.

SECURED FINANCING: A transaction where interests in a pool of financial assets, such as automobile contracts, are sold to investors. Typically, the contracts are transferred to a trust that issues interests that are sold to investors. The contracts and related debt remain on our balance sheet.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE: An agreement between a seller and a buyer, generally of government or agency securities, whereby the seller agrees to repurchase the securities at an agreed-upon price at a future date.

SECURITIZATION: A transaction involving the transfer of a pool of assets, to a trust, wherein securities representing undivided interests in, or obligations of, the trust are purchased by investors. The securities are repaid by the cash flows from the assets transferred to the trust. The transaction is treated as either a secured financing or a sale, depending on the terms of the transaction.

SFAS: Statement of Financial Accounting Standards.

SHAREHOLDERS’ EQUITY: A balance sheet amount that represents the total investment in the corporation by holders of common stock.

SPREAD ACCOUNT: An account of a securitization trust into which excess cash flows generated by the assets securitized are deposited. The terms of the account, which vary with each securitization, typically state a maximum balance, generally expressed as a percentage of the current principal balance of the notes and certificates. The initial deposit is generally funded by the company securitizing the assets and is expressed as a percentage of the original balance of the notes and certificates. Once the required or maximum spread account balance is reached, the excess is typically released to the certificate holder.

SUBORDINATED DEBENTURES: Borrowing in the form of an unsecured note, debenture, or other debt instrument, which in the event of the debtor’s bankruptcy, has a claim to the assets of the debtor with a lower priority than other classes of debt.

SUBSIDIARY: An organization controlled by another organization or company.

SUPPLEMENTARY CAPITAL: Instruments that qualify as additional regulatory capital for total risk-based capital measurement. The Bank’s supplementary capital includes subordinated debentures and general valuation loan and lease loss allowance limited to 1.25% of risk-weighted assets. Supplementary capital is limited to 100% of core capital.

TANGIBLE CAPITAL: A capital measure applicable to savings institutions. The Bank’s tangible capital is the same as its core capital because it does not have any intangible assets that would be deducted from core capital to derive tangible capital.

TIER 1 RISK-BASED CAPITAL: A capital measure applicable to savings institutions. The Bank’s tier 1 risk-based capital equals core capital less a dollar-for-dollar reduction for our residual interests in securitized assets and other recourse obligations. Prior to the Bank’s adoption of new capital regulations in September 2002 regarding the regulatory treatment of these credit-enhancing assets, its tier 1 risk-based capital equaled its core capital.

TIER 1 RISK-BASED CAPITAL RATIO: A regulatory measurement of capital adequacy. The ratio of tier 1 risk-based capital to risk-weighted assets.

TOTAL RISK-BASED CAPITAL: A capital measure applicable to savings institutions. The Bank’s total risk-based capital equals its tier 1 risk-based capital plus supplementary capital.

TOTAL RISK-BASED CAPITAL RATIO: A regulatory measurement of capital adequacy. The ratio of total risk-based capital to risk-weighted assets.

WFS REINVESTMENT CONTRACT: An agreement between WFS and the Bank whereby the Bank allows WFS to utilize the funds invested in the reinvestment contract at the Bank. In return for the use of such funds, WFS pays the Bank a fee as consideration for the pledge of collateral by the Bank.

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements begin on page F-3 of this report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

      Certain information required by Part III is omitted from this report, as we will file a definitive proxy statement, also known as the Proxy Statement, within 120 days after the end of our fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934 for our Annual Meeting of Shareholders to be held April 29, 2003, and the information included therein is incorporated herein by reference. Information regarding Section 16(a) Beneficial Ownership Reporting Compliance appears under that caption in the Proxy Statement and is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant

      Information regarding directors appears under the caption “Election of Directors” in the Proxy Statement and is incorporated herein by reference. Information regarding executive officers appears under the caption “Executive Officers Who Are Not Directors” in the Proxy Statement and is incorporated herein by reference. Information regarding Section 16(a) Beneficial Ownership Reporting Compliance appears under that caption in the Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

      Information regarding executive compensation appears under the caption “Compensation of Executive Officers” in the Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Information regarding security ownership of certain beneficial owners and management appears under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      None.

Item 14.	Controls and Procedures

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

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operations of our disclosure controls and procedures within 90 days of the filing date of this annual report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There has been no significant change in our internal controls or in other factors that could significantly affect the controls and procedures subsequent to the date of their evaluation.

PART IV

Item 15.	Financial Statement Schedules, Exhibits and Reports on Form 8-K

      (a) List of documents filed as part of this report:

(1) Financial Statements

The following consolidated financial statements and report of independent auditors for us and our subsidiaries are included in this Report commencing on page F-2:

Report of Independent Auditors

Consolidated Statements of Financial Condition at December 31, 2002 and 2001

Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedules to the consolidated financial statements are omitted because the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.

(3) Exhibits

Exhibit
Number		Description

3.1		Certificate of Incorporation(12)
3.2		Bylaws(12)
4.1		Indenture dated as of June 17, 1993 issued by Western Financial Bank, formerly Western Financial Savings Bank, F.S.B., with respect to $125,000,000 in aggregate principal amount of 8.5% Subordinated Capital Debentures due 2003(13)
4.2		Indenture dated as of June 25, 1998 issued by Western Financial Bank, formerly Western Financial Savings Bank, F.S.B., with respect to $150,000,000 in aggregate principal amount of 8.875% Subordinated Capital Debentures due 2007(14)
4.3		Indenture dated as of May 3, 2002 issued by Western Financial Bank, formerly Western Financial Savings Bank, F.S.B., with respect to $300,000,000 in aggregate principal amount of 9.625% Subordinated Capital Debentures due 2012(15)
10.1		Westcorp Incentive Stock Option Plan(2)
10.2		Westcorp Employee Stock Ownership and Salary Savings Plan(3)
10.3		Westcorp 1991 Stock Option Plan(4)
10	.3.1	Westcorp 2001 Stock Option Plan
10.4		1985 Executive Deferral Plan(1)
10.5		2000 Executive Deferral Plan V(15)
10.6		Revolving Line of Credit Agreement between WFS Funding, Inc. and Western Financial Bank, dated November 30, 2001(15)
10	.6.1	Amended Revolving Line of Credit Agreement between WFS Funding, Inc. and Western Financial Bank, dated June 1, 2002

Exhibit
Number		Description

10	.6.2	First Amendment dated October 15, 2002, to the Revolving Line of Credit Agreement between WFS Funding, Inc. and Western Financial Bank
10.7		Transfer Agreement between WFS Financial Inc and Western Financial Bank, F.S.B., dated May 1, 1995(1)
10.8		Promissory Note of WFS Financial Inc in favor of Western Financial Bank, F.S.B., dated May 1, 1995(1)
10.9		Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank, dated June 15, 1999(11)
10	.9.1	Amendment No. 1, dated as of August 1, 1999, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank(11)
10	.9.2	Amendment No. 2, dated May 23, 2000, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank
10	.9.3	Amendment No. 3, dated January 1, 2002, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank
10	.9.4	Amendment No. 4, dated October 15, 2002, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank
10.10		Tax Sharing Agreement between WFS Financial Inc and Western Financial Bank, F.S.B., dated January 1, 1994(1)
10	.10.1	Amended and Restated Tax Sharing Agreement between Westcorp and its subsidiaries, dated September 30, 2002
10.11		Master Reinvestment Contract between WFS Financial Inc and Western Financial Bank, F.S.B., dated May 1, 1995(1)
10.12		Amendment No. 1, dated as of June 1, 1995, to the Restated Master Reinvestment Reimbursement Agreement(10)
10.13		Amended and Restated Master Collateral Assignment Agreement, dated as of March 1, 2000(11)
10.14		Form of WFS Financial Inc Dealer Agreement(5)
10.15		Form of WFS Financial Inc Loan Application(5)
10.16		Westcorp Employee Stock Ownership and Salary Savings Plan(15)
10	.16.1	Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan, dated January 1, 2001(15)
10	.16.2	Amendment No. 1, dated as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(15)
10	.16.3	Amendment No. 2, dated as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(15)
10.17		Amended and Restated WFS 1996 Incentive Stock Option Plan(6)
10.18		Promissory Note of WFS Financial Inc in favor of Western Financial Bank, F.S.B., dated August 1, 1997(10)
10	.18.1	Amendment No. 1, dated February 23, 1999, to the Promissory Note of WFS Financial Inc in favor of Western Financial Bank(10)
10	.18.2	Amendment No. 2, dated July 30, 1999, to the Promissory Note of WFS Financial Inc in favor of Western Financial Bank(10)
10	.18.3	Amendment No. 3, dated January 1, 2002, to the Promissory Note of WFS Financial Inc in favor of Western Financial Bank
10.19		Short-term Investment Agreement between WFS Financial Inc and Western Financial Bank, dated January 1, 1996(10)
10	.19.1	Amendment No. 1, dated January 1, 2002, to the Short-term Investment Agreement between WFS Financial Inc and Western Financial Bank, F.S.B.

Exhibit
Number		Description

10.20		Allocation Agreement between WFS Financial Inc, Western Financial Bank, Westcorp, and their subsidiaries dated January 1, 2002
10	.20.1	Amendment No. 1, dated August 1, 2002, to the Allocation Agreement between WFS Financial Inc, Western Financial Bank, Westcorp, and their subsidiaries
10.21		Employment Agreement(8)(9)
10.22		Revolving Line of Credit Agreement between WFS Financial Auto Loans, Inc. and Western Financial Bank, dated November 30, 2001(15)
10	.22.1	Amended Revolving Line of Credit Agreement between WFS Financial Auto Loans, Inc. and Western Financial Bank, dated June 1, 2002
10	.22.2	Amendment No. 1, dated October 15, 2002, to the Revolving Line of Credit Agreement between WFS Financial Auto Loans, Inc. and Western Financial Bank
10.23		Revolving Line of Credit Agreement between WFS Receivables Corporation and Western Financial Bank, dated November 30, 2001(15)
10	.23.1	Amended Revolving Line of Credit Agreement between WFS Receivables Corporation and Western Financial Bank, dated June 1, 2002
10	.23.2	Amendment No. 1, dated October 15, 2002, to the Revolving Line of Credit Agreement between WFS Receivables Corporation and Western Financial Bank
10.24		Revolving Line of Credit Agreement between WFS Receivables Corporation 3 and Western Financial Bank, dated August 8, 2002
10	.24.1	Amendment No. 1, dated November 7, 2002, to the Revolving Line of Credit Agreement between WFS Receivables Corporation 3 and Western Financial Bank
10.25		Promissory Note of WFS Financial Inc in favor of Western Financial Bank, F.S.B., dated May 3, 2002
10.26		Customer List Agreement between Western Financial Bank, WFS Financial Inc, and Westfin Insurance Agency, dated May 15, 1998
10	.26.1	Amendment No. 1, dated September 26, 2002, to the Customer List Agreement between Western Financial Bank, WFS Financial Inc, and Westfin Insurance Agency
10.27		Interest Rate Swap Guarantee Agreement between Western Financial Bank, WFS Financial Inc, and WFS Receivables Corporation, dated August 30, 2002
10.28		Security Agreement between WFS Receivable Corporation 2, WFS Financial Inc, and Western Financial Bank, dated March 21, 2002
10.29		Referral Agreement between Western Financial Bank, Westfin Insurance Agency and WFS Financial Inc, dated September 16, 2002
10.30		Future Interest Payment Hedge Guarantee and Reimbursement Agreement between Western Financial Bank and WFS Financial Inc, dated September 19, 2002
10.31		Logo License Agreement between Western Financial Bank, Westcorp, WFS Financial Inc, Western Consumer Products, WFS Receivables Corporation, WFS Receivables Corporation 2, WFS Receivables Corporation 3, WFS Financial Auto Loans, Inc., The Hammond Company, The Mortgage Bankers, WFS Funding Inc., WFS Investments, Inc., Westran Services Corporation, WestFin Insurance Agency, Inc., Western Auto Investments, Inc., Western Consumer Services, Inc., Westhrift Life Insurance Entity, Inc., Western Reconveyance Entity, Inc., and WFS Web Investments, Inc.
10.32		Travel Services Agreement between Westran Services Corporation and Westcorp, Western Financial Bank, WFS Financial Inc, and Westfin Insurance Agency, Inc., dated August 28, 2002
10.33		Secured Deposit Account Agreement between Western Financial Bank and WFS Receivables Corporation, dated October 17, 2002
10.34		Annuity Licensing Fee Agreement between Westfin Insurance Agency, Inc. and Western Financial Bank, dated September 9, 2002

Exhibit
Number		Description

10.35		Sublease Agreement between WFS Financial Inc and WFS Receivables Corporation 2, WFS Financial Auto Loans, Inc., WFS Financial Auto Loans 2, Inc., Western Auto Investments, Inc., and WFS Funding, Inc., dated March 21, 2002
10	.35.1	First Amendment to Sublease between WFS Financial Inc., and WFS Receivables Corporation, WFS Receivables Corporation 2, WFS Financial Auto Loans, Inc., WFS Financial Auto Loans 2, Inc., Western Auto Investments, Inc., and WFS Funding, Inc., dated September 1, 2002
10.36		Collateral Protection Insurance Agreement between Westfin Insurance Agency, Inc. and WFS Financial Inc dated September 2002
21.1		Subsidiaries of Westcorp
23.1		Consent of Independent Auditors, Ernst & Young LLP
99.1		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Exhibits previously filed with WFS Financial Inc Registration Statement on Form S-1 (File No. 33-93068), filed August 8, 1995 incorporated herein by reference under Exhibit Number indicated.

(2)	Exhibits previously filed with Westcorp Registration Statement on Form S-1 (File No. 33-4295), filed May 2, 1986 incorporated herein by reference under Exhibit Number indicated.

(3)	Exhibits previously filed with Westcorp Registration Statement on Form S-4 (File No. 33-34286), filed April 11, 1990 incorporated herein by reference under Exhibit Number indicated.

(4)	Exhibits previously filed with Westcorp Registration Statement on Form S-8 (File No. 33-43898), filed December 11, 1991 incorporated herein by reference under Exhibit Number indicated.

(5)	Amendment No. 1, dated as of July 14, 1995 to the WFS Financial Inc Registration Statement on Form S-1 (File No. 33-93068) incorporated herein by reference under Exhibit Number indicated.

(6)	Exhibit previously filed as Exhibit 4.1 to the WFS Financial Inc Registration Statement on Form S-8 (File No. 333-40121), filed November 13, 1997 and incorporated herein by reference.

(7)	Exhibits previously filed with Westcorp Registration Statement on Form S-8 (File No. 333-11039), filed August 29, 1996 incorporated herein by reference under Exhibit Number indicated.

(8)	Employment Agreement dated February 27, 1998 between WFS Financial Inc, Westcorp and Lee A. Whatcott (will be provided to the SEC upon request).

(9)	Employment Agreement, dated November 15, 1998 between the WFS Financial Inc, Westcorp and Mark Olson (will be provided to the SEC upon request).

(10)	Exhibits previously filed with Annual Report on Form 10-K of WFS Financial Inc for the year ended December 31, 1998 (File No. 33-93068) as filed on or about March 31, 1999.

(11)	Exhibits previously filed with WFS Registration Statements on Form S-2 (File No. 333-91277) filed November 19, 1999 and subsequently amended on January 20, 2000 incorporated by reference under Exhibit Number indicated.

(12)	Exhibits previously filed with Westcorp Registration Statement on Form S-4 (File No. 33-34286), filed April 11, 1990, incorporated herein by reference under Exhibit Numbers indicated.

(13)	Exhibit previously filed with, Western Financial Bank, formerly Western Financial Savings Bank, F.S.B., Offering Circular with the OTS, dated June 17, 1993 (will be provided to the SEC upon request).

(14)	Exhibit previously filed with Western Financial Bank, formerly Western Financial Bank, F.S.B., Offering Circular with the OTS, dated July 25, 1998 (will be provided to the SEC upon request).

(15)	Exhibit previously filed with Annual Report on Form 10-K of Westcorp for the year ended December 31, 2001 as filed on or about March 29, 2002.

      (b) Report on Form 8-K

None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTCORP

Dated: March 18, 2003

BY	/s/ ERNEST S. RADY

Ernest S. Rady
Chairman of the Board and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERNEST S. RADY Ernest S. Rady	Chairman of the Board and Chief Executive Officer	March 18, 2003

/s/ THOMAS A. WOLFE Thomas A. Wolfe	President and Director	March 18, 2003

/s/ JUDITH M. BARDWICK Judith M. Bardwick	Director	March 18, 2003

/s/ ROBERT T. BARNUM Robert T. Barnum	Director	March 18, 2003

/s/ JAMES R. DOWLAN James R. Dowlan	Director	March 18, 2003

/s/ DUANE A. NELLES Duane A. Nelles	Director	March 18, 2003

/s/ HARRY RADY Harry Rady	Director	March 18, 2003

/s/ CHARLES E. SCRIBNER Charles E. Scribner	Director	March 18, 2003

/s/ LEE A. WHATCOTT Lee A. Whatcott	Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	March 18, 2003

CERTIFICATIONS

I, Ernest S. Rady, certify that:

1.	I have reviewed this annual report on Form 10-K of Westcorp;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date March 18, 2003

By	/s/ ERNEST S. RADY

Chairman of the Board and
Chief Executive Officer

I, Lee A. Whatcott, certify that:

1.	I have reviewed this annual report on Form 10-K of Westcorp;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date March 18, 2003

By	/s/ LEE A. WHATCOTT

Lee A. Whatcott
Executive Vice President,
Chief Financial Officer and
Chief Operating Officer
(Principal Financial and Accounting Officer)

WESTCORP AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

AND REPORT OF INDEPENDENT AUDITORS

REPORT OF INDEPENDENT AUDITORS

Board of Directors

Westcorp

      We have audited the accompanying consolidated statements of financial condition of Westcorp and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of Westcorp’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of Westcorp and subsidiaries at December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Los Angeles, California

January 21, 2003

WESTCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,

	2002	2001

	(Dollars in thousands)
ASSETS
Cash	$25,211	$68,607
Interest bearing deposits with other financial institutions	59,004	720
Other short-term investments		35,000

Cash and due from banks	84,215	104,327
Investment securities available for sale	10,425	10,511
Mortgage-backed securities available for sale	2,649,657	2,092,225
Loans receivable	9,407,784	7,533,150
Allowance for credit losses	(258,892)	(171,432)

Loans receivable, net	9,148,892	7,361,718
Amounts due from trusts	101,473	136,131
Retained interest in securitized assets		37,392
Premises and equipment, net	78,664	79,258
Other assets	337,550	250,835

TOTAL ASSETS	$12,410,876	$10,072,397

LIABILITIES
Deposits	$1,974,984	$2,329,326
Notes payable on automobile secured financing	8,422,915	5,886,227
Securities sold under agreements to repurchase	276,600	155,190
Federal Home Loan Bank advances	336,275	543,417
Amounts held on behalf of trustee	177,642	280,496
Subordinated debentures	400,561	147,714
Other borrowings	5,891	25,068
Other liabilities	101,145	85,994

TOTAL LIABILITIES	11,696,013	9,453,432
Minority interest	101,666	78,261
SHAREHOLDERS’ EQUITY
Common stock (par value $1.00 per share; authorized 65,000,000 shares; issued and outstanding 39,200,474 shares in 2002 and 35,802,491 shares in 2001)	39,200	35,802
Paid-in capital	350,018	301,955
Retained earnings	325,529	263,853
Accumulated other comprehensive loss, net of tax	(101,550)	(60,906)

TOTAL SHAREHOLDERS’ EQUITY	613,197	540,704

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,410,876	$10,072,397

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$1,021,317	$821,113	$439,336
Mortgage-backed securities	113,327	133,539	128,231
Investment securities	318	433	535
Miscellaneous	7,978	7,542	15,719

TOTAL INTEREST INCOME	1,142,940	962,627	583,821
Interest expense:
Deposits	80,015	114,831	133,610
Notes payable on automobile secured financing	406,851	333,768	118,421
Miscellaneous	44,050	43,345	61,841

TOTAL INTEREST EXPENSE	530,916	491,944	313,872

NET INTEREST INCOME	612,024	470,683	269,949
Provision for credit losses	306,233	196,977	82,133

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	305,791	273,706	187,816
Noninterest income:
Automobile lending	59,968	62,758	158,701
Mortgage banking	1,421	1,495	6,852
Insurance income	10,561	9,090	6,984
Miscellaneous	18,480	5,556	5,347

TOTAL NONINTEREST INCOME	90,430	78,899	177,884
Noninterest expenses:
Salaries and associate benefits	137,462	142,322	131,677
Credit and collections	36,429	27,707	21,150
Data processing	18,711	18,396	17,019
Occupancy	15,063	14,615	12,495
Telephone	5,394	6,187	5,868
Miscellaneous	38,247	35,644	32,764

TOTAL NONINTEREST EXPENSES	251,306	244,871	220,973

INCOME BEFORE INCOME TAX	144,915	107,734	144,727
Income tax	52,044	41,675	58,132

INCOME BEFORE MINORITY INTEREST	92,871	66,059	86,595
Minority interest in earnings of subsidiaries	13,153	10,369	11,852

NET INCOME	$79,718	$55,690	$74,743

Earnings per common share:
Basic	$2.07	$1.62	$2.54

Diluted	$2.05	$1.61	$2.53

Weighted average number of common shares outstanding:
Basic	38,588,710	34,277,856	29,494,497

Diluted	38,922,611	34,485,127	29,525,677

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
					Other
					Comprehensive
		Common	Paid-in	Retained	Income (Loss),
	Shares	Stock	Capital	Earnings	Net of Tax	Total

	(Dollars in thousands, except share amounts)
Balance at January 1, 2000	26,597,344	$26,597	$190,137	$157,465	$(21,481)	$352,718
Net income				74,743		74,743
Unrealized gains on securities available for sale and retained interest in securitized assets, net of tax(1)					6,665	6,665

Comprehensive income						81,408
Issuance of common stock	5,334,482	5,335	50,349			55,684
Issuance of subsidiary common stock			6,403			6,403
Cash dividends				(9,045)		(9,045)

Balance at December 31, 2000	31,931,826	31,932	246,889	223,163	(14,816)	487,168
Net income				55,690		55,690
Unrealized gains on securities available for sale and retained interest in securitized assets, net of tax(1)					12,309	12,309
Unrealized hedge losses on cash flow hedges, net of tax(2)					(75,048)	(75,048)
Reclassification adjustment for losses on securities available for sale included in net income, net of tax(3)					1,050	1,050
Reclassification adjustment for losses on cash flow hedges included in income, net of tax(4)					15,599	15,599

Comprehensive income						9,600
Issuance of common stock	3,870,665	3,870	58,271			62,141
Issuance of subsidiary common stock			(3,205)			(3,205)
Cash dividends				(15,000)		(15,000)

Balance at December 31, 2001	35,802,491	35,802	301,955	263,853	(60,906)	540,704
Net income				79,718		79,718
Unrealized gains on securities available for sale and retained interest in securitized assets, net of tax(1)					28,605	28,605
Unrealized hedge losses on cash flow hedges, net of tax(2)					(135,422)	(135,422)
Reclassification adjustment for gains on securities available for sale included in net income, net of tax(3)					(3)	(3)
Reclassification adjustment for losses on cash flow hedges included in income, net of tax(4)					66,176	66,176

Comprehensive income						39,074
Issuance of subsidiary common stock			(1,405)			(1,405)
Issuance of common stock	3,397,983	3,398	49,468			52,866
Cash dividends				(18,042)		(18,042)

Balance at December 31, 2002	39,200,474	$39,200	$350,018	$325,529	$(101,550)	$613,197

(1)	The pre-tax amount of unrealized gains on securities available for sale and retained interest in securitized assets was $48.5 million for the year ended December 31, 2002 compared with $20.9 million and $11.3 million for the years ended December 31, 2001 and 2000, respectively.

(2)	The pre-tax amount of unrealized losses on cash flow hedges was $230 million for the year ended December 31, 2002 compared with and $127 million for the year ended December 31, 2001.

(3)	The pre-tax amount of unrealized gains on securities available for sale reclassified into earnings was $5.0 thousand and $1.8 million for the years ended December 31, 2002 and 2001.

(4)	The pre-tax amount of unrealized losses on cash flow hedges reclassified into earnings was $112 million for the year ended December 31, 2002 compared with $26.4 million for the year ended December 31, 2001. The amount reclassified into earnings in 2001 includes $1.8 million of the $4.8 million cumulative effect adjustment related to the adoption of SFAS No. 133.

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$79,718	$55,690	$74,743
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	306,233	196,977	82,133
Amortization of participation paid to dealers	92,309	64,177	25,140
Amortization of retained interest in securitized assets	36,461	75,545	75,958
Amortization of losses on cash flow hedges	54,509	11,689
Amortization of premium on mortgage-backed securities	38,319	28,879	4,602
Depreciation and amortization	16,568	15,130	12,157
(Gain) loss on sales, net	(9,380)	1,779
Loans held for sale:
Proceeds from contract sales			660,000
Proceeds from sale of mortgage loans	554	3,382	3,394
Increase in other assets	(40,956)	(85,951)	(46,718)
Increase in other liabilities	15,148	14,774	12,081
Other, net	9,005	7,883	11,490

NET CASH PROVIDED BY OPERATING ACTIVITIES	598,488	389,954	914,980
INVESTING ACTIVITIES
Loans receivable:
Origination of loans	(5,797,684)	(5,184,915)	(4,531,581)
Participation paid to dealers	(129,272)	(120,194)	(100,300)
Loan payments and payoffs	3,739,737	2,495,987	1,153,538
Investment securities available for sale:
Purchases	(4,853)	(2,917)	(2,194)
Proceeds from sale	486
Proceeds from maturities	1,646	1,308
Mortgage-backed securities:
Purchases	(1,624,936)	(1,233,390)	(960,876)
Proceeds from sale		507,839	17
Payments received	1,077,868	881,094	168,433
Increase in retained interest in securitized assets			(19,240)
Decrease in amounts due from trusts	34,658	220,920	81,971
Proceeds from sales of premises and equipment	8,348	107
Purchase of premises and equipment	(18,920)	(9,993)	(11,608)

NET CASH USED IN INVESTING ACTIVITIES	(2,712,922)	(2,444,154)	(4,221,840)
FINANCING ACTIVITIES
(Decrease) increase in deposits	(417,706)	(194,310)	266,178
Increase (decrease) in securities sold under agreements to repurchase	117,954	(24,931)	(70,854)
Proceeds from notes payable on automobile secured financing	6,912,058	3,519,112	3,867,220
Payments on notes payable on automobile secured financing	(4,408,365)	(1,156,604)	(854,947)
(Decrease) increase in borrowings	(19,178)	(2,734)	19,320
Decrease in amounts held on behalf of trustee	(102,854)	(214,361)	(192,416)
(Decrease) increase in FHLB Advances	(207,141)	133,847	168,826
Proceeds from issuance of subordinated debentures	292,472
Payments on subordinated debentures	(41,134)	(42,892)	(8,608)
Proceeds from issuance of common stock	52,866	62,142	55,684
Proceeds from issuance of subsidiary common stock	16,472	13,973	22,900
Cash dividends	(18,042)	(15,000)	(9,045)
Payments on cash flow hedges	(83,080)	(48,478)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,094,322	2,029,764	3,264,258

DECREASE IN CASH AND DUE FROM BANKS	(20,112)	(24,436)	(42,602)
Cash and due from banks at beginning of year	104,327	128,763	171,365

CASH AND DUE FROM BANKS AT END OF YEAR	$84,215	$104,327	$128,763

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$513,944	$484,821	$286,306
Income taxes	83,267	67,906	91,345
SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:
Acquisition of real estate acquired through foreclosure	1,107	3,047	5,396

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	— Summary of Significant Accounting Policies

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

Nature of Operations

      We are a financial services company that specializes primarily in automobile lending, which is funded by our community banking operations and our asset-backed securitization transactions. We have only one reportable segment.

Cash and Due from Banks

      Cash and due from banks include cash, interest bearing deposits with other financial institutions and other short-term investments, which have no material restrictions as to withdrawal or usage.

Investment Securities and Mortgage-Backed Securities Available for Sale

      Investment securities and mortgage-backed securities, also known as MBS, are classified as available for sale and carried at fair value. Any change in the fair value is reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any decline in the fair value of the investments which is deemed to be other than temporary is charged against current earnings. The method used in determining the cost of investments sold is specific identification.

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

      Effective January 1, 2001, we redesignated these existing agreements from hedges on our MBS portfolio to cash flow hedges on future interest payments on deposits and securities sold under agreements to repurchase as a result of adopting Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, also known as SFAS No. 133, as amended. See “Derivative Financial Instruments” for further discussion.

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

      In determining the fair value of our retained interest in securitized assets, also known as RISA, we evaluated the cost basis of contracts relative to the fair value of such contracts and the fair value of the RISA recorded. The RISA was capitalized and amortized over the expected life of the underlying contracts. Net interest income and servicing fees earned on these contracts are recognized over the life of the securitization transactions as contractual servicing income, retained interest income and other fee income. The amortization of the RISA is calculated so as to recognize retained interest income on an effective yield basis. These amounts are reported as automobile lending income on our Consolidated Statements of Income.

      RISA is classified in a manner similar to available for sale securities and as such was marked to market each quarter. Market value changes were calculated by discounting estimated future cash flows using the current market discount rate. Any changes in the market value of the RISA were reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. On a quarterly basis, we evaluated the carrying value of the RISA in light of the actual performance of the underlying contracts and made adjustments to reduce the carrying value, if appropriate.

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

      As servicer of these contracts, we hold and remit funds collected from the borrowers on behalf of the trustee pursuant to reinvestment contracts that we have entered into for most securitizations. For securitization transactions treated as sales, these amounts are reported as amounts held on behalf of trustee on our Consolidated Statements of Financial Condition.

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

Nonaccrual Loans

      Nonaccrual loans are loans on which accrual of interest has been suspended. Interest is suspended on all real estate loans when, in our judgement, the interest will not be collectible in the normal course of business or when loans are 90 days or more past due or full collection of principal is not assured. When a loan is placed on nonaccrual, interest accrued is reversed against interest income. The accrual of interest income is suspended on all loans, except consumer loans. On these loans, interest continues to accrue until the loans are charged off, which occurs automatically after the loans are past due 120 days, except for accounts that are in Chapter 13 bankruptcy. At the time that a loan is charged off, all accrued interest is reversed. For those accounts that are in Chapter 13 bankruptcy and are contractually past due greater than 120 days, all accrued interest is reversed and income is recognized on a cash basis. As of December 31, 2002 and 2001, the amounts of accrued interest reversed were not material.

Premises and Equipment

      Premises and equipment are recorded at cost less accumulated depreciation and amortization and are depreciated over their estimated useful lives principally using the straight-line method for financial reporting and accelerated methods for tax purposes. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Useful lives for premises and equipment are 5 to 39 years for buildings and improvements, 5 to 7 years for furniture and equipment, 3 to 5 years for computers and software, and 5 to 15 years for all other premises and equipment.

Repossessed Assets

      All accounts for which collateral has been repossessed and the redemption period has expired are reclassified from loans receivable to repossessed assets at fair value with any adjustment recorded against the allowance for credit losses. Repossessed assets were included in other assets on the Consolidated Statements of Financial Condition and are not material.

Nonperforming Assets

      Accounts that are in Chapter 13 bankruptcy and are contractually past due greater than 120 days are reclassified from loans receivable to nonperforming assets at fair value with any adjustment recorded against the allowance for credit losses. Nonperforming assets were included in other assets on the Consolidated Statements of Financial Condition and are not material.

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

Interest Income and Fee Income

      Interest income is earned in accordance with the terms of the loan. For pre-computed contracts, interest is earned monthly, and for simple interest loans, interest is earned daily. Interest income on certain loans is earned using the effective yield method and classified as interest receivable to the extent not collected and reported in interest receivable on the Consolidated Statements of Financial Condition. Other loans use the sum of the months digit method, which approximates the effective yield method.

      We defer certain loan origination fees, commitment fees, premiums paid to dealers and loan origination costs. The net amount is amortized as an adjustment to the related loans’ yield over their contractual life. Commitment fees based on a percentage of a customer’s unused line of credit are recognized over the commitment period. Fees for other services are recorded as income when earned.

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

Interest Expense

      Interest expense is recognized when incurred. Our level yield calculation for notes payable on automobile secured financings includes the interest on the notes, underwriting discounts, hedge gains or losses and payments under interest rate swap agreements.

Income Taxes

      We file a consolidated federal tax return , and combined or consolidated returns in states where such filing method is allowed, including subsidiaries as required by such states. In other states, subsidiaries file separate state tax returns.

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

      We use the following methods and assumptions in estimating our fair value disclosures for financial instruments:

Cash and due from banks: The carrying amounts reported in the Consolidated Statements of Financial Condition for cash and due from banks approximate those assets’ fair values.

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

Interest rate swaps, interest rate caps, forward agreements and Euro-dollar futures contract: The fair value is estimated by obtaining market quotes from brokers or internally valuing when market quotes are not readily available.

Loan commitments (including fixed and variable): The fair values of loan commitments are based on quoted market prices of similar loans sold in the secondary market.

Deposits: The fair values disclosed for demand deposit accounts, passbook accounts, certificate accounts, brokered certificate accounts and certain types of money market accounts are, by definition, equal to the amount payable on demand at the reporting date, i.e., their carrying amounts. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposit to a schedule of aggregated expected monthly maturities on time deposits.

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

Derivative Financial Instruments

      Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, also known as SFAS No. 133, which requires all derivatives to be recorded on the balance sheet at fair value. Changes in the fair value of derivatives designated as hedges are either offset against the change in fair value of the hedged assets, liabilities or firm commitments directly through income or recognized through accumulated other comprehensive income (loss) on the balance sheet until the hedged items are recognized in earnings, depending on the nature of the hedges. The ineffective portion of a derivative’s change in fair value for a cash flow hedge is recognized in accumulated other comprehensive income (loss) on the balance sheet if the hedge is less than 100% effective or in earnings if the hedge is greater than 100% effective. We employ regression analysis and discounted cash flow analysis to test the effectiveness of our hedges on a quarterly basis. All of our derivative instruments that are designated as hedges are treated as cash flow hedges under SFAS No. 133.

      The contracts originated and held by us are fixed rate and, accordingly, we have exposure to changes in interest rates. To protect against potential changes in interest rates affecting interest payments on future securitization transactions, we enter into various hedge agreements. We enter into Euro-dollar futures contracts and forward agreements in order to hedge our future interest payments on our notes payable on automobile secured financing. The market value of these hedges responds inversely to changes in interest rates. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the hedge transaction. Gains and losses on these agreements are recorded in accumulated other comprehensive income (loss), net of tax. Any ineffective portion is recognized in interest expense during that period if the hedge is greater than 100% effective. Upon completion of the securitization transaction, the gains or losses are recognized in full as an adjustment to the gain or loss on the sale of the contracts if the securitization transaction is treated as a sale or amortized on a level yield basis over the duration of the notes issued if the transaction is treated as a secured financing. These hedge instruments are settled daily, and therefore, there are no related financial instruments recorded on the Consolidated Statements of Financial Condition. Credit risk related to these hedge instruments is minimal.

      As we issued certain variable rate notes payable in 2002 and 2001, we also entered into interest rate swap agreements in order to hedge our variable interest rate exposure on future interest payments. The fair value of the interest rate swap agreements is included in notes payable on automobile secured financing, and any change in the fair value is reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any ineffective portion is recorded in interest expense during that period if the hedge is greater than 100% effective. Related interest income or expense is settled on a quarterly basis and recognized as an adjustment to interest expense in our Consolidated Statements of Income.

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

      We also enter into interest rate swap agreements or other derivatives that do not qualify for hedge accounting under FAS 133 or that we choose not to designate as hedges. These derivatives pertain to variable rate notes issued in conjunction with the securitization of our contracts. Any change in the market value of such derivatives is recorded to income each month. Any income or expense recognized on such derivatives is recognized as miscellaneous income or expense.

      As part of the adoption of SFAS No. 133 in 2001, we recorded a cumulative effect adjustment to accumulated other comprehensive income (loss) of $4.8 million, net of tax, which represents the deferred loss on our Euro-dollar futures contracts outstanding at January 1, 2001. Of the $4.8 million, $1.8 million was reclassified into earnings during 2001.

Stock-based Compensation

      As discussed below, Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123, also known as SFAS No. 148, requires expanded disclosure of the effects of a company’s accounting policy for stock-based employee compensation. We use the intrinsic value method to account for stock-based employee compensation. See Note 20 — Stock Options for further disclosure.

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

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, also known as SFAS No. 143, in which retirement obligations would be recorded as a liability using the present value of the estimated cash flows and a corresponding amount would be capitalized as part of the asset’s carrying amount. The capitalized asset retirement cost would be amortized to expense over the asset’s useful life using a systematic and rational allocation method. The estimate of the asset retirement obligation will change and have to be revised over time. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. If applicable, an accounting change to adopt the standard would be made as of the beginning of the company’s fiscal year. The adoption of SFAS No. 143 will not have a material effect on our earnings or financial position.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, also known as SFAS No. 144, to supersede Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, also known as SFAS No. 121. The basic recognition and measurement model for assets held for use and held for sale under SFAS No. 121 has been retained, however SFAS No. 144 removes goodwill from the scope as goodwill is now subject to the provisions of SFAS No. 141 and SFAS No. 142. SFAS No. 144 provides guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale. Assets held for sale or disposal must be stated at the lower of the assets’ carrying amounts or fair values and depreciation would no longer be recognized. Assets to be disposed of by sale would be classified as held for sale when management, having the authority to approve the action, commits to a plan to sell the assets meeting several strict criteria. The three-step approach for recognizing and measuring impairment of assets to be held and used under SFAS No. 121 remains applicable. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and for interim periods within those fiscal years. We adopted SFAS 144 on January 1, 2002, and it did not have a material effect on our earnings or financial position.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, also known as SFAS No. 145. SFAS No. 145 rescinds Statements of Financial Accounting Standards No. 4 and 64 that required gains and losses from extinguishment of debt be classified as extraordinary items. SFAS No. 145 also rescinds Statement of Financial Accounting Standards No. 44 that provided transition provisions related to the Motor Carrier Act of 1980. SFAS No. 145 amended Statement of Financial Accounting Standards No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for financial statements issued on or after May 15, 2002. We adopted SFAS No. 145 and it did not have a material effect on our earnings or financial position.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, also known as SFAS No. 146, in which liabilities for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liabilities are incurred. SFAS No. 146 eliminated the recognition of certain costs associated with exit or disposal activities that were previously recognized as liabilities at a plan (commitment) date under Emerging Issues Task Force Issue No. 94-3 that did not meet the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 will not have a material effect on our earnings or financial position.

      In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147, Acquisitions of Certain Financial Institutions — an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9, also known as SFAS No. 147, to remove acquisitions of financial institutions from the scope of both FASB Statement No. 72 and FASB Interpretation No. 9. SFAS No. 147 now requires that acquisitions of financial institutions be accounted for in accordance with SFAS No. 141 and 142. SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions. Consequently, customer-relationship intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. SFAS No. 147 is effective for acquisitions made on or after October 1, 2002 and is effective for measurement of impairment of long-lived assets on October 1, 2002. We adopted SFAS No. 147 on October 1, 2002 and it did not have a material effect on our earnings or financial position.

      In December 2002, the FASB issued SFAS No. 148. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the method used on reported results. SFAS No. 148 provides two additional transition methods for entities that adopt Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, also know as SFAS No. 123. Both of these methods avoid the ramp-up effects arising from prospective application of the fair value based method. SFAS No. 148 does not permit the use of the original SFAS No. 123 method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. This statement also requires disclosure of comparable information for all companies regardless of which method of accounting for stock-based employee compensation. SFAS No. 148 improves the timeliness of disclosures by requiring their inclusion in financial reports for interim periods. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. We adopted the disclosure provisions of SFAS No. 148 on December 31, 2002 and expect to adopt the prospective application method of transition to the fair value based method in the first quarter of 2003. Neither the adoption of the disclosure nor the adoption of the fair value based method will have a material effect on our earnings or financial position.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, also known as FIN No. 45. FIN No. 45 will require that guarantees meeting the characteristics described in FIN No. 45 be recognized and initially measured at fair value. In addition, FIN No. 45 will require new disclosures by guarantors, even if the likelihood of the guarantor making payments under the guarantee is remote. The disclosure provisions of FIN No. 45 are effective for fiscal years ending after December 15, 2002. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted FIN No. 45 on December 15, 2002 and it did not have a material effect on our earnings or financial position.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, also known as FIN No. 46. FIN No. 46 changes the consolidation requirements by requiring a variable interest entity to be consolidated by a company if that company is subject to the majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. In addition, FIN No. 46 requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN No. 46 apply to variable interest entities created after January 31, 2003 and apply to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of FIN No. 46 will not have a material effect on our earnings or financial position.

Note 2 — Investment Securities Available for Sale

      Investment securities available for sale consisted of the following:

	December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

	(Dollars in thousands)
Obligations of states and political subdivisions	$1,023	$23		$1,046
Owner trust certificates	3,348			3,348
Other	6,031			6,031

	$10,402	$23		$10,425

	December 31, 2001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

	(Dollars in thousands)
Obligations of states and political subdivisions	$1,508	$41		$1,549
Owner trust certificates	4,668			4,668
Other	4,294			4,294

	$10,470	$41		$10,511

      At December 31, 2002, the stated maturities of our investment securities available for sale were as follows:

			One Year		Five Years		Ten Years
	Up to One Year		to Five Years		to Ten Years		to Twenty-five Years

	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value

	(Dollars in thousands)
Obligations of states and political subdivisions			$515	$526	$508	$520
Owner trust certificates			3,348	3,348
Other	$1,742	$1,742	490	490			$3,799	$3,799

	$1,742	$1,742	$4,353	$4,364	$508	$520	$3,799	$3,799

Note 3 — Mortgage-Backed Securities Available for Sale

      MBS available for sale consisted of the following:

	December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Dollars in thousands)
GNMA certificates	$2,562,459	$46,008	$1,010	$2,607,457
FNMA participation certificates	38,647	477		39,124
FHLMC participation certificates	1,046	22		1,068
Other	2,008			2,008

	$2,604,160	$46,507	$1,010	$2,649,657

	December 31, 2001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Dollars in thousands)
GNMA certificates	$2,040,110	$12,527	$16,268	$2,036,369
FNMA participation certificates	51,353	541		51,894
FHLMC participation certificates	1,679	13		1,692
Other	2,270			2,270

	$2,095,412	$13,081	$16,268	$2,092,225

      Proceeds from the sale of MBS available for sale for the years ended December 31, 2002, 2001 and 2000 were as follows:

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Proceeds from sales of MBS available for sale		$507,839	$17
Gross realized gains		4,020
Gross realized losses		(3,479)

      Our MBS available for sale portfolio had maturities of one month to thirty years at December 31, 2002 and 2001, although payments are generally received monthly throughout the life of these securities.

Note 4 — Net Loans Receivable

      Net loans receivable consisted of the following:

	December 31,

	2002	2001

	(Dollars in thousands)
Real estate:
Mortgage	$277,233	$361,115
Construction	14,150	15,638

	291,383	376,753
Less: undisbursed loan proceeds	8,453	3,298

	282,930	373,455
Consumer:
Contracts	8,957,149	7,045,578
Dealer participation, net of deferred contract fees	154,671	128,148
Other	7,531	8,826
Unearned discounts	(91,713)	(108,169)

	9,027,638	7,074,383
Commercial	97,216	85,312

	9,407,784	7,533,150
Allowance for credit losses	(258,892)	(171,432)

	$9,148,892	$7,361,718

      Loans managed by us totaled $9.8 billion and $8.6 billion as of December 31, 2002 and 2001, respectively. Of the $9.8 billion loans managed at December 31, 2002, $9.3 billion were owned by us and $525 million were owned by securitization trusts. Of the $8.6 billion loans managed at December 31, 2001, $7.4 billion were owned by us and $1.2 billion were owned by securitization trusts.

      There were no impaired loans at December 31, 2002 and 2001.

Note 5 — Allowance for Credit Losses

      Changes in the allowance for credit losses were as follows:

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Balance at beginning of year	$171,432	$104,006	$64,217
Provision for credit losses	306,233	196,977	82,133
Chargeoffs	(281,150)	(163,902)	(57,126)
Write-down of nonperforming assets(1)	(3,673)	(6,786)
Recoveries	66,050	41,137	14,782

Balance at end of year	$258,892	$171,432	$104,006

(1)	The write-down of nonperforming assets represents specific reserves established on accounts that file for Chapter 13 Bankruptcy and are greater than 120 days delinquent. To the extent that these accounts do not perform under the court ordered plan, these specific reserves are reversed and the account is charged off.

Note 6 — Retained Interest in Securitized Assets

      The following table presents the activity of the RISA:

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Balance at beginning of period	$37,392	$111,558	$167,277
Additions			19,240
Amortization	(36,461)	(75,546)	(75,958)
Change in unrealized gain/loss on RISA(1)	(931)	1,380	999

Balance at end of period(2)	$0	$37,392	$111,558

(1)	The change in unrealized gain/loss on RISA represents temporary changes in valuation including changes in the discount rate based on the current interest rate environment. Such amounts will not be realized unless the RISA is sold. Changes in prepayment and credit loss assumptions for the RISA are other than temporary in nature and impact the value of the RISA. Such other than temporary differences are immediately recognized in income as a component of retained interest income.

(2)	There were no restrictions on the RISA.

      The following table summarizes certain cash flows received from and paid to securitization trusts on securitization transactions treated as sales:

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Proceeds			$660,000
Excess cash flows from trust	$6,971	$47,357	127,294
Servicing fees received	10,735	23,018	41,767
Servicing advances	18,547	20,203	38,060
Repayments of servicing advances	17,585	23,893	49,531

      The balance of contracts 30 days or more delinquent included in such securitization trusts totaled $35.2 million and $67.4 million at December 31, 2002 and 2001, respectively. Net chargeoffs for these securitization trusts totaled $30.4 million, $50.4 million and $75.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 7 — Premises and Equipment

      Premises and equipment consisted of the following:

	December 31,

	2002	2001

	(Dollars in thousands)
Land	$15,949	$16,275
Buildings and improvements	50,738	51,272
Computers and software	51,780	44,519
Furniture and equipment	20,037	18,757
Other	9,092	6,974

	147,596	137,797
Less: accumulated depreciation	(68,932)	(58,539)

	$78,664	$79,258

Note 8 — Accrued Interest Receivable

      Accrued interest receivable consisted of the following:

	December 31,

	2002	2001

	(Dollars in thousands)
Interest on loans receivable	$62,411	$53,354
Interest on securities	15,170	13,388

	$77,581	$66,742

      Accrued interest receivable at December 31, 2002 and 2001 is included in other assets in the Consolidated Statements of Financial Condition.

Note 9 — Deposits

      Deposits consisted of the following:

		Weighted
	Weighted	Average Rate for	December 31,
	Average Rate at	the Year Ended
	December 31, 2002	December 31, 2002	2002	2001

Noninterest bearing deposits	—	—	$165,844	$100,170
Demand deposit accounts	0.2%	0.2%	1,037	1,124
Passbook accounts	0.3	0.4	6,688	11,192
Money market deposit accounts	2.1	2.0	730,245	858,371
Brokered certificate accounts	2.1	3.5	98,992	56,302
Certificate accounts	3.0	5.2	972,178	1,302,167

			$1,974,984	$2,329,326

      The aggregate amount of certificate accounts in denominations greater than or equal to $100,000 was $305 million and $426 million at December 31, 2002 and 2001, respectively. Deposit amounts in excess of $100,000 are not federally insured.

      Scheduled maturities of certificate accounts at December 31, 2002 were as follows:

	Weighted
	Average Rate	Amount

	(Dollars in thousands)
Six months or less	2.96%	$395,468
More than six months through one year	2.94	523,132
More than one year through three years	3.78	48,920
More than three years through ten years	4.05	4,658

		$972,178

      Interest expense on deposits consisted of the following:

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Demand deposit accounts	$117	$70	$373
Passbook accounts	39	169	296
Money market deposit accounts	14,772	28,648	42,160
Certificate accounts	63,867	83,859	90,460
Brokered certificate accounts	1,220	2,085	321

	$80,015	$114,831	$133,610

      Accrued interest payable on deposits at December 31, 2002 and 2001 was $5.7 million and $7.0 million, respectively, including accrued interest payable on related interest rate swap agreements, and is included in other liabilities in the Consolidated Statements of Financial Condition.

      The following table summarizes certificate accounts by interest rate within maturity categories at:

	December 31, 2002

	2003	2004	2005	2006	2007	Total

	(Dollars in thousands)
0% – 3.99%	$862,104	$11,358	$10,406		$2,177	$886,045
4.00% – 5.99%	56,490	20,899	6,262	$1,220	1,262	86,133

	$918,594	$32,257	$16,668	$1,220	$3,439	$972,178

	December 31, 2001

	2002	2003	2004	2005	2006	Total

	(Dollars in thousands)
0% – 3.99%	$377,482	$65,209	$2,660		$12	$445,363
4.00% – 5.99%	728,454	78,835	12,723	$1,555	1,749	823,316
6.00% – 7.99%	33,376	112				33,488

	$1,139,312	$144,156	$15,383	$1,555	$1,761	$1,302,167

Note 10 —	Notes Payable on Automobile Secured Financing

      For the years ended December 31, 2002 and 2001, we issued $6.9 billion and $4.2 billion of notes secured by contracts, of which $6.2 billion and $3.6 billion was through public transactions and $775 million and $650 million, respectively, was through conduit facilities. We had no amount outstanding on the conduit facilities at December 31, 2002 compared with $650 million at December 31, 2001. We terminated our $650 million and $775 million conduit facilities in March 2002 and May 2002, respectively, in conjunction with the issuance of notes through public securitization transactions.

      Interest payments on the public transactions based on the respective note’s interest rate are due either monthly or quarterly, in arrears. Interest payments on the conduit facility are due monthly, in arrears, based on the respective note’s interest rate. Interest expense on all notes payable on automobile secured financing, including interest payments under interest rate swap agreements, totaled $407 million for the year ended December 31, 2002 compared with $334 million and $124 million for the years ended December 31, 2001 and 2000, respectively.

      The stated maturities of our notes payable on automobile secured financing and their weighted average interest rates, including the effect of interest rate swap agreements on variable rate notes payable, were as follows:

	(Dollars	Weighed Average
	in thousands)	Interest Rate

2003	$440,595	1.74%
2004	67,764	7.69
2005	2,233,975	3.70
2006	1,183,839	4.86
2007	1,518,270	3.40
Thereafter	2,978,472	5.13

	$8,422,915	4.25%

Note 11 —	Securities Sold Under Agreements to Repurchase

      Securities sold under agreements to repurchase are summarized as follows:

	December 31,

	2002	2001

	(Dollars in thousands)
Balance at end of period	$276,600	$155,190
Estimated fair value at end of period	276,932	155,237
Average amount outstanding during the period	222,154	155,387
Maximum amount outstanding at any given month-end during the period	356,450	177,698
Weighted average interest rate during the period	2.5%	4.5%
Weighted average interest rate at end of period	1.4%	1.9%

      MBS available for sale sold under agreements to repurchase were delivered to dealers who arranged the transactions. The dealers may have sold, loaned, or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to us substantially identical securities at the maturities of the agreements. At December 31, 2002, we had $220 million and $49.3 million outstanding with our counterparties, Salomon Smith Barney and Nomura Securities Co., Ltd., respectively. At December 31, 2001, we had $71.2 million and $80.0 million outstanding with our counterparties, Salomon Smith Barney and Nomura Securities Co., Ltd., respectively. The agreements at December 31, 2002 and 2001 mature within 30 days. Average amounts are computed based upon daily ending balances.

Note 12 —	Federal Home Loan Bank Advances

      Advances from the Federal Home Loan Bank are collateralized with eligible real estate loans and MBS. The FHLB advances were collateralized with mortgage loans totaling $206 million and $304 million at December 31, 2002 and 2001, respectively, and MBS totaling $1.3 billion and $1.0 billion at December 31, 2002 and 2001, respectively.

      Information as to interest rates and maturities on advances from the FHLB is as follows:

	December 31,

	2002	2001

	(Dollars in thousands)
Range of interest rates	1.4% – 7.1%	1.9% – 8.2%
Weighted average interest rate	1.4%	2.0%
Year due:
2002		$540,500
2003	$333,500
Thereafter	2,775	2,917

	$336,275	$543,417

      We had available credit with the FHLB of approximately $1.0 billion and $733 million at December 31, 2002 and 2001, respectively.

Note 13 —	Other Borrowings

      We have a line of credit with a bank which has a maximum availability of $30.0 million and $20.0 million at December 31, 2002 and 2001. There was no amount and $20.0 million outstanding at December 31, 2002 and 2001, respectively, and amounts due are included in other borrowings in the Consolidated Statements of Financial Condition. The line of credit has an interest rate tied to either the Prime rate or the London Interbank Offer Rate, also known as LIBOR, based on our choice. The weighted average interest rate was 4.5%, 4.0%, and 8.4% at December 31, 2002, 2001, and 2000, respectively. Interest expense totaled $0.1 million, $0.6 million, and $1.3 million for the years ended December 31, 2002, 2001, and 2000, respectively.

Note 14 — Subordinated Debentures

      Subordinated debentures consisted of the following:

	December 31,

	2002	2001

	(Dollars in thousands)
Subordinated debentures	$408,010	$150,000
Discount and issuance costs	(7,449)	(2,286)

Net subordinated debentures	$400,561	$147,714

      The subordinated debentures are unsecured and consist of two issuances with outstanding balances of $107 million with an interest rate of 8.875% per annum due in 2007 and $293 million with an interest rate of 9.625% per annum due in 2012. They are redeemable at our option, in whole or in part, on or after August 1, 2004 and May 15, 2009, respectively, both at 100% of the principal amount being redeemed plus accrued interest as of the date of redemption. In addition, the 9.625% debentures may be redeemed in part prior to May 15, 2005, provided at least 65% of the debentures remain outstanding, the redemption is with the proceeds of and within 90 days of an equity issuance by the Bank and the redemption price is not less than 109.625%. For regulatory purposes, the subordinated debentures are included as part of the Bank’s supplementary capital, subject to certain limitations.

Note 15 — Commitments and Contingencies

      Future minimum payments under noncancelable operating leases on premises and equipment with terms of one year or more were as follows:

December 31, 2002

(Dollars in thousands)
2003	$6,546
2004	6,125
2005	5,057
2006	2,841
2007	1,819
Thereafter	3,197

$25,585

      In certain cases, these agreements include various renewal options and contingent rental agreements. Rental expense for premises and equipment totaled $7.1 million, $6.9 million and $6.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

      Our commercial and mortgage loan commitments and mortgage loans sold with recourse were as follows:

	December 31,

	2002	2001

	(Dollars in thousands)
Commercial letters of credit and unused lines of credit provided	$214,574	$147,077

Commitments to fund commercial and mortgage loans:
Fixed rate loans	$98,923	$21,089
Variable rate loans	111,596	119,808

	$210,519	$140,897

Mortgage loans sold with recourse	$45,424	$63,615

      At December 31, 2002, we had commitments to fund fixed rate loans at rates ranging from 2.42% to 10.09% with loan terms ranging from one month to 137 months.

      We have pledged certain assets relative to amounts held on behalf of trustee, including amounts related to securitization transactions treated as secured financings, as follows:

	December 31,

	2002	2001

	(Dollars in thousands)
FNMA participation certificates	$30,204	$38,386
GNMA certificates	692,908	637,162
Automobile contracts	473,775	440,615
Multifamily first mortgages	22,834	29,906

	$1,219,721	$1,146,069

      We issued certain MBS that include recourse provisions. Subject to certain limitations, we are required, for the life of the loans, to repurchase the buyer’s interest in individual loans on which foreclosure proceedings have been completed. Securities with recourse issued by us had a total outstanding balance of $45.4 million and $63.6 million at December 31, 2002 and 2001, respectively. The maximum remaining exposure under these recourse provisions was $45.4 million and $63.6 million at December 31, 2002 and 2001, respectively. We have pledged approximately $11.7 million of MBS as collateral under these recourse provisions at both December 31, 2002 and 2001.

      We have provided for probable losses which can be reasonably estimated that may occur as a result of our recourse obligations. The amount reserved for probable losses on recourse obligations totaled $0.6 million and $0.8 million at December 31, 2002 and 2001, respectively. The amount of reserves held was determined based upon historical experience of losses on repurchased loans.

      We or our subsidiaries are involved as a party in certain legal proceedings incidental to our business. We do not believe that the outcome of these proceedings will have a material effect upon our financial condition, results of operations and cash flows.

Note 16 —	Accumulated Other Comprehensive Loss, Net of Tax

      The following table summarizes the components of accumulated other comprehensive loss, net of tax:

	December 31,

	2002	2001

	(Dollars in thousands)
Unrealized gain/(loss) on marketable securities	$27,145	$(1,457)
Unrealized loss on interest rate swaps: (1)
Deposits	(53,081)	(12,223)
Automobile secured financing	(43,624)	(26,550)
Securities sold under agreements to repurchase	(3,092)	(845)

	(99,797)	(39,618)
Realized loss on settled cash flow hedges: (1)
Deposits	(11,367)	(7,910)
Automobile secured financing	(17,531)	(11,921)

	(28,898)	(19,831)

Total other accumulated comprehensive loss	$(101,550)	$(60,906)

(1)	All cash flow hedges are structured to hedge future interest payments on deposits or borrowings.

Note 17 — Equity Offerings

      We completed rights offerings in March 2002 and May 2001 in which we raised $51.3 million and $61.0 million through the issuance of 3.3 million and 3.7 million additional common shares at a price of $15.75 and $16.25 per share, respectively. With the completion of the March 2002 offering, our total number of common shares issued and outstanding increased 9.1% to 39.1 million shares at March 31, 2002, compared with an increase of 12% to 35.7 million shares in May 2001.

      WFS completed a rights offering in March 2002 and May 2001 which raised a total of $110 million and $116 million through the issuance of 6.1 million and 6.4 million additional common shares at a price of $18.00 and $18.25 per share, respectively. With the completion of the March 2002 offering, the WFS number of common shares issued and outstanding increased by 18% to 41.1 million shares, compared with an increase of 22% to 35.0 million shares in May 2001.

      Of the 6.1 million and 6.4 million additional common shares issued by WFS in 2002 and 2001, the Bank purchased 5.2 million and 5.3 million shares in the amount of $94.4 million and $96.5 million, respectively. The net amount of proceeds received from WFS’ and our rights offerings executed in March 2002 and May 2001 totaled $67.3 million and $80.6 million, respectively. At December 31, 2002, the Bank owned 84% of WFS’ common stock.

Note 18 — Automobile Lending Income

      Automobile lending income consisted of the following components:

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Fee income	$78,724	$67,579	$57,786
Contractual servicing income	10,734	23,018	41,767
Retained interest (expense) income, net of RISA amortization	(29,490)	(27,839)	51,429
Gain on sale of contracts			7,719

Total automobile lending income	$59,968	$62,758	$158,701

      Fee income consists primarily of documentation fees, late charges and deferment fees. According to the terms of each securitization transaction, contractual servicing income is earned at rates ranging from 1.0% to 1.25% per annum on the outstanding balance of contracts securitized.

Note 19 — Employee Benefit Plans

      We have three employee benefit plans, which vary on the types of associates covered and the benefits received. These plans include the Westcorp Employee Stock Ownership and Salary Savings Plan, the Executive Deferral Plan, and the Long Term Incentive Plan.

      The Westcorp Employee Stock Ownership Plan, also known as the ESOP, covers essentially all associates who have completed six months of service, excluding contract or temporary employees. Contributions to the ESOP are discretionary and determined by the Board of Directors within limits set forth under the Employee Retirement Income Security Act of 1974. These contributions are allocated to the associate’s account based upon years of service and annual compensation. All shares purchased by the ESOP are allocated to associates who participate in the ESOP. The Salary Savings Plan, also known as the 401(k) Plan, covers essentially all associates who have completed three months of service, excluding contract or temporary employees. Contributions to the 401(k) Plan are guaranteed and based on a fixed percent of the associate’s payroll deferral for the calendar year. Contributions to the ESOP and 401(k) Plan totaled $2.8 million, $8.4 million and $8.0 million in 2002, 2001 and 2000, respectively. Compensation expense related to the ESOP and 401(k) Plan totaled $1.4 million, $4.8 million and $7.3 million in 2002, 2001 and 2000, respectively. As of December 31, 2002, the ESOP and 401(k) plan held a total of 1,927,643 shares of our common stock. All shares are considered outstanding for purposes of calculating our earnings per share.

      The Executive Deferral Plan, also known as the EDP, covers a select group of our management or highly compensated associates as determined by our Board of Directors. The EDP is designed to allow participants to defer a portion of their compensation on a pre-tax basis and earn tax-deferred interest on these deferrals. The EDP also provides for us to match portions of the amounts contributed by our associates at the discretion of our Board of Directors. For the year ended December 31, 2002, expense related to the EDP for us and our subsidiaries totaled $0.7 million compared with $0.3 million and $0.5 million for the years ended December 31, 2001 and 2000, respectively.

      The Long Term Incentive Plan, also known as the LTIP, covers certain key executive officers in which such officers will be entitled to receive a fixed incentive amount provided that our tangible net book value per common share as of December 31, 2004 equals or exceeds $28.08, as adjusted at our sole discretion, and the executive officer remains continuously employed by us or our subsidiaries through April 30, 2005. We expensed $0.8 million and $0.9 million in 2002 and 2001, respectively, related to the LTIP.

Note 20 — Stock Options

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

      Under the 2001 Plan, we reserved a total of 3,000,000 shares of common stock for future issuance. As of December 31, 2002, a total of 2,614,500 shares were available for future grants. The options may be exercised within seven years after the date of the grant. Additionally, the weighted average life of the options outstanding at December 31, 2002 was 3.83 years and the exercise prices ranged from $9.94 to $20.41 per share.

      Options outstanding and exercisable at December 31, 2002 were as follows:

	Options Outstanding			Options Exercisable

Range of	Number	Weighted Average	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price

$9.00 — 10.00	750	2.52	$9.94	750	$9.94
12.00 — 13.00	232,313	2.93	12.63	192,938	12.62
13.00 — 14.00	230,125	4.05	13.25	100,810	13.25
15.00 — 16.00	1,000	4.76	15.25	500	15.25
17.00 — 18.00	317,750	5.05	17.32	73,116	17.32
18.00 — 19.00	377,500	6.02	18.30	2,750	18.22
19.00 — 20.00	5,000	6.51	19.85
20.00 — 21.00	3,000	6.76	20.41

9.00 — 21.00	1,167,438	4.75	$15.91	370,864	$13.76

      Stock option activity is summarized as follows:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2000	533,819	$12.76
Granted	363,500	13.27
Exercised	(15,013)	12.10
Canceled	(61,591)	12.78

Outstanding at December 31, 2000	820,715	12.94
Granted	444,250	17.37
Exercised	(113,834)	12.68
Canceled	(74,317)	14.76

Outstanding at December 31, 2001	1,076,814	14.67
Granted	414,500	18.33
Exercised	(143,251)	13.29
Canceled	(180,625)	16.06

Outstanding at December 31, 2002	1,167,438	$15.91

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing model does not necessarily provide a reliable single measure of the fair value of our employee stock options.

Nonetheless, the fair value of options granted in 2002, 2001 and 2000 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	December 31,

	2002	2001	2000

Risk-free interest rate	3.4%	4.7%	4.8%
Volatility factor	0.31	0.40	0.39
Expected option life	7 years	7 years	5 to 7 years

      The weighted average fair value of options granted during 2002, 2001 and 2000 was $7.35, $8.70 and $8.28, respectively.

      We elected to follow Accounting Principles Board Opinion No. 25, also known as APB No. 25, and related Interpretations in accounting for our employee stock options. Under APB No. 25, the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant and, therefore, no compensation expense is recognized. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148 and has been determined as if we had accounted for our employee stock options under the fair value method of that statement.

      Pro forma net income and diluted earnings per share for the respective periods were as follows:

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands, except per
	share amounts)
Net income	$79,718	$55,690	$74,743
Stock based compensation included above
Stock based compensation that would be included	858	800	617

Pro forma net income	$78,860	$54,890	$74,126

Earnings per share — basic	$2.07	$1.62	$2.54
Earnings per share — diluted	$2.05	$1.61	$2.53
Pro forma earnings per share — basic	$2.04	$1.60	$2.51
Pro forma earnings per share — diluted	$2.03	$1.59	$2.51

      The difference between our pro forma net income and diluted earnings per share and our reported net income and earnings per share is immaterial.

Note 21 — Dividends

      We paid cash dividends of $0.47, $0.43 and $0.30 per share for the years ended December 31, 2002, 2001 and 2000, respectively. There are no restrictions on the payment of dividends by Westcorp.

      Our wholly owned subsidiary, the Bank, is restricted by regulation and by the indentures relating to its subordinated debentures as to the amount of funds which can be transferred to us in the form of dividends. Under the most restrictive of these terms, on December 31, 2002, the Bank’s restricted shareholder’s equity was $393 million with a maximum dividend of $140 million.

      The Bank must notify the Office of Thrift Supervision, also known as the OTS, of its intent to declare cash dividends thirty days before declaration and may not make a loan to us for any purpose to the extent we engage in any activities not permitted for a bank holding company.

Note 22 — Income Taxes

      Income tax expense consisted of the following:

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Current
Federal	$71,960	$74,383	$66,254
State	14,088	10,123	10,851

	86,048	84,506	77,105
Deferred:
Federal	(24,816)	(38,623)	(20,336)
State	(9,188)	(4,208)	1,363

	(34,004)	(42,831)	(18,973)

	$52,044	$41,675	$58,132

      A reconciliation of total tax provisions and the amounts computed by applying the statutory federal income tax rate of 35% to income before taxes is as follows:

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Tax at statutory rate	$50,720	$37,707	$50,655
State tax (net of federal tax benefit)	3,185	3,844	7,939
Other	(1,861)	124	(462)

	$52,044	$41,675	$58,132

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

      Significant components of our deferred tax assets and liabilities were as follows:

	December 31,

	2002	2001

	(Dollars in thousands)
Deferred tax assets:
Reserves for credit losses	$94,599	$61,582
State tax deferred benefit	4,446	6,464
Deferred compensation accrual	4,007	4,091
Tax basis difference — marketable securities and derivatives	91,543	40,023
Other, net	10,324	4,849

Total deferred tax assets	204,919	117,009
Deferred tax liabilities:
Loan fee income deferred for tax purposes	(529)	(946)
FHLB dividends	(7,259)	(6,674)
Accelerated depreciation for tax purposes	(2,265)	(2,140)
Loan costs	(321)	(251)
Asset securitization income recognized for book purposes		(12,079)
Deferred taxes on unrealized gains	(18,375)	(10,341)
Tax basis difference — mortgage-backed securities	(20,684)	(687)
Other, net	(20,382)	(15,934)

Total deferred tax liabilities	(69,815)	(49,052)

Net deferred tax assets	$135,104	$67,957

Note 23 — Fair Values of Financial Instruments

      The estimated fair values of our financial instruments were as follows:

	December 31,

	2002		2001

	Carrying		Carrying
	Amounts	Fair Value	Amounts	Fair Value

	(Dollars in thousands)
Financial assets:
Cash and due from banks	$84,215	$84,215	$69,327	$69,327
Other short-term investments			35,000	35,000
Investment securities and MBS	2,660,082	2,660,082	2,102,736	2,102,736
Loans receivable	9,407,784	10,430,510	7,533,150	8,245,735
Retained interest in securitized assets			37,392	37,392
Financial instrument agreements held for purposes other than trading:
Interest rate swaps	(194,590)	(194,590)	(95,984)	(95,984)
Financial liabilities:
Deposits	1,974,984	1,984,247	2,329,326	2,339,154
Securities sold under agreements to repurchase	276,600	276,932	155,190	155,237
Short-term borrowings	5,891	5,897	25,068	25,075
Notes payable on automobile secured financing	8,422,915	8,672,125	5,886,227	6,026,564
Federal Home Loan Bank advances	336,275	333,679	543,417	543,580
Amounts held on behalf of trustee	177,642	177,642	280,496	280,496
Subordinated debentures	400,561	418,947	147,714	144,760

Note 24 — Financial Instrument Agreements

      Our interest rate swap agreements are with counterparties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional amount and a specified index. We pay a fixed interest rate and receive a floating interest rate on all of our interest rate swap agreements. At December 31, 2002 and 2001, the terms of our interest rate swaps were to pay a weighted average fixed rate of 4.8% and 5.5% and to receive a weighted average variable rate of 1.6% and 2.3%, respectively, with expiration dates ranging from 2002 to 2011 and collateral requirements generally ranging from 3% to 4%. Variable interest rates may change in the future.

      Notional amounts do not represent amounts exchanged with other parties and, thus are not a measure of our exposure to loss through our use of these agreements. The amounts exchanged are determined by reference to the notional amounts and the other terms of the agreements.

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

      For the year ended December 31, 2002, the unrealized loss on cash flow hedges was $135 million, net of taxes of $94.1 million, compared with an unrealized loss on cash flow hedges of $75.0 million, net of taxes of $52.2 million, for the year ended December 31, 2001. We reclassified $66.2 million and $15.6 million into earnings, net of tax, for the years ended December 31, 2002 and 2001, respectively, which is included in interest expense on the Consolidated Statements of Income. The amount recognized in earnings due to ineffectiveness was immaterial. We estimate that we will reclassify into earnings during the next twelve months approximately $22 million to $28 million of the unrealized loss on these instruments that was recorded in accumulated other comprehensive loss as of December 31, 2002.

Note 25 — Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands, except per share amounts)
Basic:
Net income	$79,718	$55,690	$74,743
Average basic common shares outstanding	38,588,710	34,277,856	29,494,497
Net income per common share — basic	$2.07	$1.62	$2.54
Diluted:
Net income	$79,718	$55,690	$74,743
Average basic common shares outstanding	38,588,710	34,277,856	29,494,497
Stock option adjustment	333,901	207,271	31,180
Average diluted common shares outstanding	38,922,611	34,485,127	29,525,677
Earnings per common share — diluted	$2.05	$1.61	$2.53

      Options to purchase 26,000, and 12,700 share of common stock at prices ranging from $15.25 to $18.69 per share were outstanding at December 31, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and therefore, the effect would be antidilutive.

Note 26 — Regulatory Capital

      At December 31, 2002 and 2001, the Office of Thrift Supervision categorized the Bank as “well capitalized.” To be categorized as “well capitalized,” the Bank must maintain minimum capital ratios as set forth in the table below. The Bank’s capital is subject to review by federal regulators for the components, amounts, risk weighting classifications and other factors. There are no conditions or events since December 31, 2002 that we believe have changed the Bank’s category.

      The following table summarizes the Bank’s actual capital and required capital as of December 31, 2002 and 2001:

			Tier 1
	Tangible	Core	Risk-Based	Risk-Based
	Capital	Capital	Capital	Capital

	(Dollars in thousands)
December 31, 2002
Actual Capital:
Amount	$728,631	$728,631	$655,142	$1,143,345
Capital ratio	6.43%	6.43%	7.67%	13.38%
FIRREA minimum required capital:
Amount	$169,991	$339,981	N/A	$683,481
Capital ratio	1.50%	3.00%	N/A	8.00%
Excess	$558,640	$388,650	N/A	$459,864
FDICIA well capitalized required capital:
Amount	N/A	$566,635	$512,611	$854,351
Capital ratio	N/A	5.00%	6.00%	10.00%
Excess	N/A	$161,996	$142,531	$288,994

			Tier 1
	Tangible	Core	Risk-Based	Risk-Based
	Capital	Capital	Capital	Capital

	(Dollars in thousands)
December 31, 2001
Actual Capital:
Amount	$602,491	$602,491	$602,491	$841,144
Capital ratio	7.29%	7.29%	8.49%	11.86%
FIRREA minimum required capital:
Amount	$123,957	$247,915	N/A	$567,523
Capital ratio	1.50%	3.00%	N/A	8.00%
Excess	$478,534	$354,576	N/A	$273,621
FDICIA well capitalized required capital:
Amount	N/A	$413,192	$425,642	$709,404
Capital ratio	N/A	5.00%	6.00%	10.00%
Excess	N/A	$189,299	$176,849	$131,740

      The following table reconciles the Bank’s equity to the Bank’s tangible, core and risk-based capital:

	December 31,

	2002	2001

	(Dollars in thousands)
Bank shareholder’s equity — GAAP basis	$532,902	$472,132
Adjustments for tangible and core capital:
Unrealized losses under SFAS No. 115 and SFAS No. 133	94,220	52,214
Non-permissible activities	(157)	78,261
Minority interest in equity of subsidiaries	101,666	(116)

Total tangible and core capital	728,631	602,491
Adjustments for risk-based capital:
Subordinated debentures(1)	380,314	149,554
General loan valuation allowance(2)	107,889	89,099
Low-level recourse deduction	(73,489)

Risk-based capital	$1,143,345	$841,144

(1)	Excludes capitalized discounts and issue costs.

(2)	Limited to 1.25% of risk-weighted assets.

Note 27 — Westcorp (Parent Company Only) Financial Information

STATEMENTS OF FINANCIAL CONDITION

	December 31,

	2002	2001

	(Dollars in thousands)
Assets
Cash	$8,420	$11,245
Investment in subsidiaries	617,598	563,514
Other	4,258	3,414

Total assets	$630,276	$578,173

Liabilities
Other liabilities	$3,495	$23,579

Total liabilities	3,495	23,579
Shareholders’ equity	626,781	554,594

Total liabilities and shareholders’ equity	$630,276	$578,173

STATEMENTS OF INCOME

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Income:
Dividends from subsidiaries	$16,100	$60,100	$3,500

Total income	16,100	60,100	3,500
Expense:
Net interest expense	138	620	1,328
Net noninterest expenses	5,071	3,536	2,341

Total expense	5,209	4,156	3,669
Income before income taxes and equity in net income of subsidiaries	10,891	55,944	(169)
Income tax benefit	(2,087)	(1,623)	(1,507)

Income before equity in net income of subsidiaries	12,978	57,567	1,338
Equity in undistributed net income of subsidiaries	67,698	10,860	71,902

Net income	$80,676	$68,427	$73,240

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$80,676	$68,427	$73,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization			14
Equity in undistributed net income of subsidiaries	(67,698)	(10,860)	(71,902)
Other, net	(927)	(2,127)	4,958

NET CASH PROVIDED BY OPERATING ACTIVITIES	12,051	55,440	6,310
INVESTING ACTIVITIES
Capital contribution to subsidiary	(29,700)	(94,000)	(69,848)

NET CASH USED IN INVESTING ACTIVITIES	(29,700)	(94,000)	(69,848)
FINANCING ACTIVITIES
(Decrease) increase in short-term borrowings	(20,000)	(2,300)	19,800
Dividends paid	(18,042)	(15,000)	(9,045)
Issuance of common stock	52,866	62,141	55,684
Other, net			52

NET CASH PROVIDED BY FINANCING ACTIVITIES	14,824	44,841	66,491

(DECREASE) INCREASE IN CASH	(2,825)	6,281	2,953
Cash at beginning of year	11,245	4,964	2,011

CASH AT END OF YEAR	$8,420	$11,245	$4,964

Note 28 — Subsequent Events (Unaudited)

      On February 19, 2003, we declared a cash dividend of $0.13 per share for shareholders of record as of May 6, 2003, with a payable date of May 20, 2003.

      On February 27, 2003, we completed the issuance of $1.3 billion of notes secured by contracts through a securitization transaction accounted for as a secured financing. The senior notes issued are credit enhanced through the issuance of subordinated notes.

      Effective January 1, 2003, we regained control over assets of the trusts for all of our outstanding securitization transactions treated as sales for accounting purposes. We regained control of these assets when each trust was given the ability to invest in financial assets not related to the securitization of contracts. In accordance with Emerging Issues Task Force 02-9, Accounting for Changes that Result in a Transferor Regaining Control of Financial Assets Sold, we recorded $525 million of automobile contracts and the related notes payable on automobile secured financings on our Consolidated Statements of Financial Condition and have eliminated all remaining amounts due from trusts and amounts held on behalf of trustee for these transactions. We will no longer recognize retained interest income or expense or contractual servicing income for these securitization transactions on our Consolidated Statements of Income. Rather, we will recognize interest income on automobile contracts held in these trusts and record interest expense on notes payable on automobile secured financings.

Note 29 —	Quarterly Results of Operations (Unaudited)

      The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2002 and 2001. Certain quarterly amounts have been adjusted to conform with the year-end presentation.

	For the Three Months Ended

	March 31	June 30	September 30	December 31

	(Dollars in thousands, except per share amounts)
2002
Interest income	$262,196	$280,008	$299,006	$301,730
Interest expense	120,070	133,111	139,976	137,759

Net interest income	142,126	146,897	159,030	163,971
Provision for credit losses	65,698	62,350	80,996	97,189
Noninterest income	17,159	20,732	26,387	26,152
Noninterest expense	60,859	64,774	62,207	63,466

Income before income taxes	32,728	40,505	42,214	29,468
Income taxes	12,964	15,185	16,801	7,094

Income before minority interest	19,764	25,320	25,413	22,374
Minority interest in earnings of subsidiaries	2,911	3,612	3,740	2,890

Net income	$16,853	$21,708	$21,673	$19,484

Earnings per common share — basic	$0.46	$0.55	$0.55	$0.50

Earnings per common share — diluted	$0.46	$0.55	$0.55	$0.49

2001
Interest income	$212,667	$235,600	$253,041	$261,319
Interest expense	119,427	126,650	125,398	120,469

Net interest income	93,240	108,950	127,643	140,850
Provision for credit losses	26,982	39,640	60,501	69,854
Noninterest income	30,476	26,480	8,326	13,617
Noninterest expense	61,325	62,957	59,880	60,709

Income before income taxes	35,409	32,833	15,588	23,904
Income taxes	14,333	12,515	6,119	8,708

Income before minority interest	21,076	20,318	9,469	15,196
Minority interest in earnings of subsidiaries	3,360	3,421	1,255	2,333

Net income	$17,716	$16,897	$8,214	$12,863

Earnings per common share — basic	$0.55	$0.50	$0.23	$0.36

Earnings per common share — diluted	$0.55	$0.50	$0.23	$0.36

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Certificate of Incorporation(12)
3.2		Bylaws(12)
4.1		Indenture dated as of June 17, 1993 issued by Western Financial Bank, formerly Western Financial Savings Bank, F.S.B., with respect to $125,000,000 in aggregate principal amount of 8.5% Subordinated Capital Debentures due 2003(13)
4.2		Indenture dated as of June 25, 1998 issued by Western Financial Bank, formerly Western Financial Savings Bank, F.S.B., with respect to $150,000,000 in aggregate principal amount of 8.875% Subordinated Capital Debentures due 2007(14)
4.3		Indenture dated as of May 3, 2002 issued by Western Financial Bank, formerly Western Financial Savings Bank, F.S.B., with respect to $300,000,000 in aggregate principal amount of 9.625% Subordinated Capital Debentures due 2012(15)
10.1		Westcorp Incentive Stock Option Plan(2)
10.2		Westcorp Employee Stock Ownership and Salary Savings Plan(3)
10.3		Westcorp 1991 Stock Option Plan(4)
10	.3.1	Westcorp 2001 Stock Option Plan
10.4		1985 Executive Deferral Plan(1)
10.5		2000 Executive Deferral Plan V(15)
10.6		Revolving Line of Credit Agreement between WFS Funding, Inc. and Western Financial Bank, dated November 30, 2001(15)
10	.6.1	Amended Revolving Line of Credit Agreement between WFS Funding, Inc. and Western Financial Bank, dated June 1, 2002
10	.6.2	First Amendment dated October 15, 2002, to the Revolving Line of Credit Agreement between WFS Funding, Inc. and Western Financial Bank
10.7		Transfer Agreement between WFS Financial Inc and Western Financial Bank, F.S.B., dated May 1, 1995(1)
10.8		Promissory Note of WFS Financial Inc in favor of Western Financial Bank, F.S.B., dated May 1, 1995(1)
10.9		Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank, dated June 15, 1999(11)
10	.9.1	Amendment No. 1, dated as of August 1, 1999, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank(11)
10	.9.2	Amendment No. 2, dated May 23, 2000, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank
10	.9.3	Amendment No. 3, dated January 1, 2002, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank
10	.9.4	Amendment No. 4, dated October 15, 2002, to the Revolving Line of Credit Agreement between WFS Financial Inc and Western Financial Bank
10.10		Tax Sharing Agreement between WFS Financial Inc and Western Financial Bank, F.S.B., dated January 1, 1994(1)
10	.10.1	Amended and Restated Tax Sharing Agreement between Westcorp and its subsidiaries, dated September 30, 2002
10.11		Master Reinvestment Contract between WFS Financial Inc and Western Financial Bank, F.S.B., dated May 1, 1995(1)
10.12		Amendment No. 1, dated as of June 1, 1995, to the Restated Master Reinvestment Reimbursement Agreement(10)
10.13		Amended and Restated Master Collateral Assignment Agreement, dated as of March 1, 2000(11)
10.14		Form of WFS Financial Inc Dealer Agreement(5)
10.15		Form of WFS Financial Inc Loan Application(5)

Exhibit
Number		Description

10.16		Westcorp Employee Stock Ownership and Salary Savings Plan(15)
10	.16.1	Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan, dated January 1, 2001(15)
10	.16.2	Amendment No. 1, dated as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(15)
10	.16.3	Amendment No. 2, dated as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(15)
10.17		Amended and Restated WFS 1996 Incentive Stock Option Plan(6)
10.18		Promissory Note of WFS Financial Inc in favor of Western Financial Bank, F.S.B., dated August 1, 1997(10)
10	.18.1	Amendment No. 1, dated February 23, 1999, to the Promissory Note of WFS Financial Inc in favor of Western Financial Bank(10)
10	.18.2	Amendment No. 2, dated July 30, 1999, to the Promissory Note of WFS Financial Inc in favor of Western Financial Bank(10)
10	.18.3	Amendment No. 3, dated January 1, 2002, to the Promissory Note of WFS Financial Inc in favor of Western Financial Bank
10.19		Short-term Investment Agreement between WFS Financial Inc and Western Financial Bank, dated January 1, 1996(10)
10	.19.1	Amendment No. 1, dated January 1, 2002, to the Short-term Investment Agreement between WFS Financial Inc and Western Financial Bank, F.S.B.
10.20		Allocation Agreement between WFS Financial Inc, Western Financial Bank, Westcorp, and their subsidiaries dated January 1, 2002
10	.20.1	Amendment No. 1, dated August 1, 2002, to the Allocation Agreement between WFS Financial Inc, Western Financial Bank, Westcorp, and their subsidiaries
10.21		Employment Agreement(8)(9)
10.22		Revolving Line of Credit Agreement between WFS Financial Auto Loans, Inc. and Western Financial Bank, dated November 30, 2001(15)
10	.22.1	Amended Revolving Line of Credit Agreement between WFS Financial Auto Loans, Inc. and Western Financial Bank, dated June 1, 2002
10	.22.2	Amendment No. 1, dated October 15, 2002, to the Revolving Line of Credit Agreement between WFS Financial Auto Loans, Inc. and Western Financial Bank
10.23		Revolving Line of Credit Agreement between WFS Receivables Corporation and Western Financial Bank, dated November 30, 2001(15)
10	.23.1	Amended Revolving Line of Credit Agreement between WFS Receivables Corporation and Western Financial Bank, dated June 1, 2002
10	.23.2	Amendment No. 1, dated October 15, 2002, to the Revolving Line of Credit Agreement between WFS Receivables Corporation and Western Financial Bank
10.24		Revolving Line of Credit Agreement between WFS Receivables Corporation 3 and Western Financial Bank, dated August 8, 2002
10	.24.1	Amendment No. 1, dated November 7, 2002, to the Revolving Line of Credit Agreement between WFS Receivables Corporation 3 and Western Financial Bank
10.25		Promissory Note of WFS Financial Inc in favor of Western Financial Bank, F.S.B., dated May 3, 2002
10.26		Customer List Agreement between Western Financial Bank, WFS Financial Inc, and Westfin Insurance Agency, dated May 15, 1998
10	.26.1	Amendment No. 1, dated September 26, 2002, to the Customer List Agreement between Western Financial Bank, WFS Financial Inc, and Westfin Insurance Agency
10.27		Interest Rate Swap Guarantee Agreement between Western Financial Bank, WFS Financial Inc, and WFS Receivables Corporation, dated August 30, 2002

Exhibit
Number		Description

10.28		Security Agreement between WFS Receivable Corporation 2, WFS Financial Inc, and Western Financial Bank, dated March 21, 2002
10.29		Referral Agreement between Western Financial Bank, Westfin Insurance Agency and WFS Financial Inc, dated September 16, 2002
10.30		Future Interest Payment Hedge Guarantee and Reimbursement Agreement between Western Financial Bank and WFS Financial Inc, dated September 19, 2002
10.31		Logo License Agreement between Western Financial Bank, Westcorp, WFS Financial Inc, Western Consumer Products, WFS Receivables Corporation, WFS Receivables Corporation 2, WFS Receivables Corporation 3, WFS Financial Auto Loans, Inc., The Hammond Company, The Mortgage Bankers, WFS Funding Inc., WFS Investments, Inc., Westran Services Corporation, WestFin Insurance Agency, Inc., Western Auto Investments, Inc., Western Consumer Services, Inc., Westhrift Life Insurance Entity, Inc., Western Reconveyance Entity, Inc., and WFS Web Investments, Inc.
10.32		Travel Services Agreement between Westran Services Corporation and Westcorp, Western Financial Bank, WFS Financial Inc, and Westfin Insurance Agency, Inc., dated August 28, 2002
10.33		Secured Deposit Account Agreement between Western Financial Bank and WFS Receivables Corporation, dated October 17, 2002
10.34		Annuity Licensing Fee Agreement between Westfin Insurance Agency, Inc. and Western Financial Bank, dated September 9, 2002
10.35		Sublease Agreement between WFS Financial Inc and WFS Receivables Corporation 2, WFS Financial Auto Loans, Inc., WFS Financial Auto Loans 2, Inc., Western Auto Investments, Inc., and WFS Funding, Inc., dated March 21, 2002
10	.35.1	First Amendment to Sublease between WFS Financial Inc., and WFS Receivables Corporation, WFS Receivables Corporation 2, WFS Financial Auto Loans, Inc., WFS Financial Auto Loans 2, Inc., Western Auto Investments, Inc., and WFS Funding, Inc., dated September 1, 2002
10.36		Collateral Protection Insurance Agreement between Westfin Insurance Agency, Inc. and WFS Financial Inc dated September 2002
21.1		Subsidiaries of Westcorp
23.1		Consent of Independent Auditors, Ernst & Young LLP
99.1		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Exhibits previously filed with WFS Financial Inc Registration Statement on Form S-1 (File No. 33-93068), filed August 8, 1995 incorporated herein by reference under Exhibit Number indicated.

(2)	Exhibits previously filed with Westcorp Registration Statement on Form S-1 (File No. 33-4295), filed May 2, 1986 incorporated herein by reference under Exhibit Number indicated.

(3)	Exhibits previously filed with Westcorp Registration Statement on Form S-4 (File No. 33-34286), filed April 11, 1990 incorporated herein by reference under Exhibit Number indicated.

(4)	Exhibits previously filed with Westcorp Registration Statement on Form S-8 (File No. 33-43898), filed December 11, 1991 incorporated herein by reference under Exhibit Number indicated.

(5)	Amendment No. 1, dated as of July 14, 1995 to the WFS Financial Inc Registration Statement on Form S-1 (File No. 33-93068) incorporated herein by reference under Exhibit Number indicated.

(6)	Exhibit previously filed as Exhibit 4.1 to the WFS Financial Inc Registration Statement on Form S-8 (File No. 333-40121), filed November 13, 1997 and incorporated herein by reference.

(7)	Exhibits previously filed with Westcorp Registration Statement on Form S-8 (File No. 333-11039), filed August 29, 1996 incorporated herein by reference under Exhibit Number indicated.

(8)	Employment Agreement dated February 27, 1998 between WFS Financial Inc, Westcorp and Lee A. Whatcott (will be provided to the SEC upon request).

(9)	Employment Agreement, dated November 15, 1998 between the WFS Financial Inc, Westcorp and Mark Olson (will be provided to the SEC upon request).

(10)	Exhibits previously filed with Annual Report on Form 10-K of WFS Financial Inc for the year ended December 31, 1998 (File No. 33-93068) as filed on or about March 31, 1999.

(11)	Exhibits previously filed with WFS Registration Statements on Form S-2 (File No. 333-91277) filed November 19, 1999 and subsequently amended on January 20, 2000 incorporated by reference under Exhibit Number indicated.

(12)	Exhibits previously filed with Westcorp Registration Statement on Form S-4 (File No. 33-34286), filed April 11, 1990, incorporated herein by reference under Exhibit Numbers indicated.

(13)	Exhibit previously filed with, Western Financial Bank, formerly Western Financial Savings Bank, F.S.B., Offering Circular with the OTS, dated June 17, 1993 (will be provided to the SEC upon request).

(14)	Exhibit previously filed with Western Financial Bank, formerly Western Financial Bank, F.S.B., Offering Circular with the OTS, dated July 25, 1998 (will be provided to the SEC upon request).

(15)	Exhibit previously filed with Annual Report on Form 10-K of Westcorp for the year ended December 31, 2001 as filed on or about March 29, 2002.