Form 10-Q
period 2003-03-31
WESTCORP /CA/
filed 2003-05-15
CIK 813461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ]   No    [  ]

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ x ]    No    [  ]

As of April 30, 2003, the registrant had 39,205,459 outstanding shares of common stock, $1.00 par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 36.

WESTCORP AND SUBSIDIARIES

FORM 10-Q

March 31, 2003

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

The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

•	changes in general economic and business conditions;

•	interest rate fluctuations, including hedging activities;

•	our financial condition and liquidity, as well as future cash flows and earnings;

•	competition;

•	our level of operating expenses;

•	the effect, interpretation, or application of new or existing laws, regulations and court decisions;

•	the availability of sources of funding;

•	the level of chargeoffs on the automobile contracts that we originate; and

•	significant litigation.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2003	December 31, 2002

	(Dollars in thousands)
ASSETS
Cash and due from banks	$93,202	$84,215
Investment securities available for sale	7,037	10,425
Mortgage-backed securities available for sale	2,790,310	2,649,657
Loans receivable	10,180,166	9,443,901
Allowance for credit losses	(281,030)	(269,352)

Loans receivable, net	9,899,136	9,174,549
Amounts due from trusts		101,473
Premises and equipment, net	76,069	78,664
Other	303,707	311,893

TOTAL ASSETS	$13,169,461	$12,410,876

LIABILITIES
Deposits	$2,084,725	$1,974,984
Notes payable on automobile secured financing	9,265,725	8,422,915
Securities sold under agreements to repurchase	226,783	276,600
Federal Home Loan Bank advances	282,742	336,275
Amounts held on behalf of trustee		177,642
Subordinated debentures	397,406	400,561
Other	168,489	107,036

TOTAL LIABILITIES	12,425,870	11,696,013
Minority interest	105,798	101,666
SHAREHOLDERS’ EQUITY
Common stock (par value $1.00 per share; authorized 65,000,000 shares; issued and outstanding 39,204,709 shares at March 31, 2003 and 39,200,474 shares at December 31, 2002)	39,205	39,200
Paid-in capital	350,122	350,018
Retained earnings	344,374	325,529
Accumulated other comprehensive loss, net of tax	(95,908)	(101,550)

TOTAL SHAREHOLDERS’ EQUITY	637,793	613,197

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,169,461	$12,410,876

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended
	March 31,

	2003	2002

	(Dollars in thousands,
	except per share amounts)
Interest income:
Loans, including fees	$281,288	$232,912
Mortgage-backed securities	24,773	27,982
Investment securities	93	118
Other	1,348	1,184

TOTAL INTEREST INCOME	307,502	262,196
Interest expense:
Deposits	17,556	21,010
Notes payable on automobile secured financing	110,799	92,018
Other	12,857	7,042

TOTAL INTEREST EXPENSE	141,212	120,070

NET INTEREST INCOME	166,290	142,126
Provision for credit losses	79,884	65,698

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	86,406	76,428
Noninterest income:
Automobile lending	20,949	11,674
Other	6,804	5,485

TOTAL NONINTEREST INCOME	27,753	17,159
Noninterest expenses:
Salaries and associate benefits	39,455	34,871
Credit and collections	9,546	8,077
Data processing	4,568	4,580
Occupancy	3,840	3,761
Other	11,030	9,570

TOTAL NONINTEREST EXPENSES	68,439	60,859

INCOME BEFORE INCOME TAX	45,720	32,728
Income tax	18,226	12,964

INCOME BEFORE MINORITY INTEREST	27,494	19,764
Minority interest in earnings of subsidiaries	3,945	2,911

NET INCOME	$23,549	$16,853

Earnings per common share:
Basic	$0.60	$0.46

Diluted	$0.60	$0.46

Weighted average number of common shares outstanding:
Basic	39,202,850	36,791,744

Diluted	39,452,915	36,980,861

Dividends declared	$0.13	$0.12

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					Other
					Comprehensive
		Common	Paid-in	Retained	Income (Loss),
	Shares	Stock	Capital	Earnings	Net of Tax	Total

		(Dollars in thousands, except share amounts)
Balance at January 1, 2002	35,802,491	$35,802	$301,955	$263,853	$(60,906)	$540,704
Net income				79,718		79,718
Unrealized gains on securities available for sale and retained interest in securitized assets, net of tax (1)					28,605	28,605
Unrealized hedge losses on cash flow hedges, net of tax (2)					(135,422)	(135,422)
Reclassification adjustment for gains on securities available for sale included in net income, net of tax (3)					(3)	(3)
Reclassification adjustment for losses on cash flow hedges included in income, net of tax (4)					66,176	66,176

Comprehensive income						39,074
Issuance of subsidiary common stock			(1,405)			(1,405)
Issuance of common stock	3,397,983	3,398	49,468			52,866
Cash dividends				(18,042)		(18,042)

Balance at December 31, 2002	39,200,474	39,200	350,018	325,529	(101,550)	613,197
Net income				23,549		23,549
Unrealized gain on securities available for sale, net of tax (1)					799	799
Unrealized hedge losses on cash flow hedges, net of tax (2)					(12,341)	(12,341)
Reclassification adjustment for losses on cash flow hedges included in income, net of tax (4)					17,184	17,184

Comprehensive income						29,191
Issuance of subsidiary common stock			(21)			(21)
Issuance of stock options (5)			68			68
Issuance of common stock	4,235	5	57			62
Cash dividends				(4,704)		(4,704)

Balance at March 31, 2003	39,204,709	$39,205	$350,122	$344,374	$(95,908)	$637,793

(1)	The pre-tax amount in unrealized gains on securities available for sale and retained interest in securitized assets was $1.4 million for the three months ended March 31, 2003 compared with $48.5 million for the period ended December 31, 2002.

(2)	The pre-tax amount of unrealized losses on cash flow hedges was $20.9 million for the three months ended March 31, 2003 compared with $230 million for the year ended December 31, 2002.

(3)	There was no pre-tax amount of unrealized gains or losses on securities available for sale reclassified into earnings for the three months ended March 31, 2003 compared with an unrealized loss of $5.0 thousand for the year ended December 31, 2002.

(4)	The pre-tax amount of unrealized losses on cash flow hedges reclassified into earnings was $29.1 million for the three months ended March 31, 2003 compared with $112 million for the year ended December 31, 2002.

(5)	Amount represents expense related to stock options granted during the quarter.

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,

	2003	2002

	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$23,549	$16,853
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	79,884	65,698
Depreciation and amortization	4,182	3,863
Amortization of losses on cash flow hedges	12,461	6,669
Amortization of premium on mortgage-backed securities	15,795	9,449
Amortization of participation paid to dealers	25,545	21,134
Amortization of retained interest in securitized assets		14,378
Gain on sales of premises and equipment	(2,234)
Loans held for sale:
Proceeds from sale of mortgage loans		455
Increase in other assets	23,958	8,564
Increase (decrease) in other liabilities	3,771	(2,920)
Other, net	4,011	3,790

NET CASH PROVIDED BY OPERATING ACTIVITIES	190,922	147,933
INVESTING ACTIVITIES
Loans receivable:
Origination of loans	(1,454,926)	(1,336,596)
Participation paid to dealers	(33,280)	(30,251)
Loan payments and payoffs	1,182,337	849,794
Investment securities available for sale:
Purchases	4	(802)
Proceeds from sale		485
Proceeds from maturities	32	13
Mortgage-backed securities:
Purchases	(518,640)	(354,620)
Payments received	414,753	251,818
Increase in amounts due from trust		8,280
Proceeds from sales of premises and equipment	2,912	3,870
Purchase of premises and equipment	(1,889)	(10,871)

NET CASH USED IN INVESTING ACTIVITIES	(408,697)	(618,880)
FINANCING ACTIVITIES
Increase (decrease) in deposits	109,405	(63,426)
Decrease in securities sold under agreements to repurchase	(49,821)	(18,321)
Proceeds from notes payable on automobile secured financing	1,343,896	2,570,822
Payments on notes payable on automobile secured financing	(1,101,514)	(1,236,111)
Decrease in borrowings	(150)	(16,368)
Decrease in amounts held on behalf of trustee		(18,282)
Decrease in FHLB advances	(53,534)	(540,535)
Payments on subordinated debentures	(3,517)	(32)
Proceeds from issuance of common stock	62	51,688
Proceeds from issuance of subsidiary common stock		10,300
Cash dividends	(4,704)	(3,938)
Payments on cash flow hedges	(13,361)	(14,571)

NET CASH PROVIDED BY FINANCING ACTIVITIES	226,762	721,226

INCREASE IN CASH AND DUE FROM BANKS	8,987	250,279
Cash and due from banks at beginning of year	84,215	104,327

CASH AND DUE FROM BANKS AT END OF PERIOD	$93,202	$354,606

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

The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles, also known as GAAP, for complete financial statements.

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2002 included in our Form 10-K.

During the first quarter of 2003, Chapter 13 Bankruptcy accounts greater than 120 days were reclassified to contracts receivable and the related reserves were reclassified to the allowance for credit losses on the Statement of Financial Condition. Previously, such amounts were reported as nonperforming assets and were included in other assets on the Statement of Financial Condition. The 2002 amounts have been reclassified accordingly. These loans were considered in the overall evaluation of the adequacy of our allowance for credit losses. See “Asset Quality — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Effective January 1, 2003, we regained control over assets of the trusts for all of our outstanding securitization transactions treated as sales for accounting purposes. We regained control of these assets when each trust was given the ability to invest in financial assets not related to the securitization of contracts. In accordance with paragraph 55 of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, also known as SFAS No. 140, and Emerging Issues Task Force 02-9, Accounting for Changes that Result in a Transferor Regaining Control of Financial Assets Sold, we recorded $525 million of automobile contracts and the related notes payable on automobile secured financings on our Consolidated Statements of Financial Condition and have eliminated all remaining amounts due from trusts and amounts held on behalf of trustee. We will no longer recognize retained interest income or expense or contractual servicing income on our Consolidated Statements of Income. Rather, we will recognize interest income on automobile contracts held in these trusts and record interest expense on notes payable on automobile secured financings. These loans were considered in the overall evaluation of the adequacy of our allowance for credit losses. See “Asset Quality — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123, also known as SFAS No. 148. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the method used on reported results. SFAS No. 148 provides two additional transition methods for entities that adopt Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, also known as SFAS No. 123. Both of these methods avoid the ramp-up effects arising from prospective application of the fair value based method. SFAS No. 148 does not permit the use of the original SFAS No. 123 method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. This statement also requires disclosure of comparable information for all companies regardless of which method of accounting for stock-based employee compensation. SFAS No. 148 improves the timeliness of disclosures by requiring their inclusion in financial reports for interim periods. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. We adopted the disclosure provisions of SFAS No. 148 on December 31, 2002 and the prospective application method of transition to the fair value based method of accounting for stock options in the first quarter of 2003. Neither the adoption of the disclosure provisions nor the adoption of the fair value based method had a material effect on our earnings or financial position.

Note 2 – Mortgage-Backed Securities Available for Sale

Mortgage-backed securities available for sale consisted of the following:

	March 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

		(Dollars in thousands)
GNMA certificates	$2,706,123	$45,400	$375	$2,751,148
FNMA participation certificates	35,759	648		36,407
FHLMC participation certificates	789	18		807
Other	1,948			1,948

	$2,744,619	$46,066	$375	$2,790,310

	December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

		(Dollars in thousands)
GNMA certificates	$2,562,459	$46,008	$1,010	$2,607,457
FNMA participation certificates	38,647	477		39,124
FHLMC participation certificates	1,046	22		1,068
Other	2,008			2,008

	$2,604,160	$46,507	$1,010	$2,649,657

Note 3 – Net Loans Receivable

Net loans receivable consisted of the following:

	March 31,	December 31,
	2003	2002

	(Dollars in thousands)
Consumer:
Automobile contracts	$9,735,344	$8,993,266
Dealer participation, net of deferred contract fees	158,832	154,671
Other	8,400	7,531
Unearned discounts	(85,117)	(91,713)

	9,817,459	9,063,755
Real Estate:
Mortgage	263,559	277,233
Construction	13,188	14,150

	276,747	291,383
Undisbursed loan proceeds	(7,379)	(8,453)

	269,368	282,930
Commercial	93,339	97,216

	10,180,166	9,443,901
Allowance for credit losses	(281,030)	(269,352)

	$9,899,136	$9,174,549

There were no impaired loans at March 31, 2003 and December 31, 2002.

Note 4 – Allowance for Credit Losses

The following table sets forth the activity in the allowance for credit losses:

	For the Three Months Ended
	March 31,

	2003	2002

	(Dollars in thousands)
Balance at beginning of period	$269,352	$178,218
Chargeoffs:
Consumer loans	(90,779)	(64,599)
Mortgage loans	(71)	(68)

	(90,850)	(64,667)
Recoveries:
Consumer loans	22,599	17,161
Mortgage loans	45

	22,644	17,161

Net chargeoffs	(68,206)	(47,506)
Provision for credit losses	79,884	65,698

Balance at end of period	$281,030	$196,410

Ratio of net chargeoffs during the period (annualized) to average loans outstanding during the period	2.8%	2.5%
Ratio of allowance for credit losses to loans at the end of the period	2.8%	2.5%

Note 5 – Deposits

Deposits consisted of the following:

		Weighted
		Average Rate
	Weighted	For the Three
	Average Rate at	Months Ended	March 31,	December 31,
	March 31, 2003 (1)	March 31, 2003 (2)	2003	2002

			(Dollars in thousands)
Noninterest bearing deposits			$170,744	$165,844
Demand deposit accounts	0.2%	0.3%	1,769	1,037
Passbook accounts	0.3	0.4	6,409	6,688
Money market deposit accounts	1.9	1.6	848,613	730,245
Brokered certificate accounts	2.1	2.3	99,055	98,992
Certificate accounts	2.9	5.8	958,135	972,178

			$2,084,725	$1,974,984

(1)	Contractual rate.

(2)	Weighted average interest rate includes effects of hedging activities.

The increase in deposits was due to the increase in money market deposit accounts as well as the opening of a new Southern California branch.

Note 6 – Notes Payable on Automobile Secured Financing

For the three months ended March 31, 2003 and 2002, we issued $1.3 billion and $2.6 billion of notes secured by automobile contracts, respectively. The $1.3 billion issued during the first quarter of 2003 was through a public transaction. Of the $2.6 billion issued in 2002, $1.8 billion was through a public transaction and $775 million was through a conduit facility. We redeemed our $775 million conduit facility in May 2002. There were $9.3 billion of notes payable on automobile secured financing outstanding at March 31, 2003, compared with $8.4 billion at December 31, 2002.

Interest payments on the public transactions based on the respective note’s interest rate are due either monthly or quarterly, in arrears. Interest payments on the conduit facility were due monthly, in arrears, based on the respective note’s interest rate. Interest expense on all notes payable on automobile secured financing, including interest payments under interest rate swap agreements, totaled $111 million and $92.0 million for the three months ended March 31, 2003 and 2002, respectively.

Note 7 – Accumulated Other Comprehensive Loss, Net of Tax

The following table summarizes the components of accumulated other comprehensive loss, net of tax:

	March 31,	December 31,
	2003	2002

	(Dollars in thousands)
Unrealized gain on marketable securities	$27,944	$27,145
Unrealized loss on interest rate swaps: (1)
Deposits	(53,279)	(53,081)
Automobile secured financing	(40,060)	(43,624)
Securities sold under agreements to repurchase	(3,094)	(3,092)

	(96,433)	(99,797)
Realized loss on settled cash flow hedges: (1)
Deposits	(9,426)	(11,367)
Automobile secured financing	(17,993)	(17,531)

	(27,419)	(28,898)

Total other accumulated comprehensive loss	$(95,908)	$(101,550)

(1)	All cash flow hedges are structured to hedge future interest payments on deposits or borrowings.

Note 8 — Stock Options

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

Under the 2001 Plan, we reserved a total of 3,000,000 shares of common stock for future issuance. As of March 31, 2003, a total of 2,173,875 shares were available for future grants. The options may be exercised within seven years after the date of the grant. Additionally, the weighted average life of the options outstanding at March 31, 2003 was 4.68 years and the exercise prices ranged from $9.94 to $20.41 per share.

Options outstanding and exercisable at March 31, 2003 were as follows:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$9.00 — 10.00	750	2.37	$9.94	750	$9.94
12.00 — 13.00	230,328	2.78	12.63	195,203	12.62
13.00 — 14.00	227,625	3.90	13.25	163,592	13.25
15.00 — 16.00	1,000	4.61	15.25	500	15.25
17.00 — 18.00	315,875	4.90	17.32	153,500	17.32
18.00 — 19.00	817,375	2.68	8.36	92,875	18.30
19.00 — 20.00	5,000	6.36	19.85
20.00 — 21.00	3,000	6.61	20.41

9.00 — 21.00	1,600,953	4.68	$16.71	606,420	$14.85

Stock option activity is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at January 1, 2002	1,076,814	$14.67
Granted	414,500	18.33
Exercised	(143,251)	13.29
Canceled	(180,625)	16.06

Outstanding at December 31, 2002	1,167,438	15.91
Granted	444,000	18.78
Exercised	(4,235)	14.65
Canceled	(6,250)	16.66

Outstanding at March 31, 2003	1,600,953	$16.71

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Our stock options have characteristics significantly different from traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. In 2002, we utilized the Black-Scholes option valuation model to determine the fair value of the options granted. During 2003, we decided to utilize the Binomial option valuation model for all stock options expensed as part of our implementation of SFAS No. 148. In addition in 2003, we utilized the Binomial option valuation model to value all outstanding options, including those granted prior to 2003, as we feel it provides a better measure of their value. In our opinion, neither of these models necessarily provides a reliable single measure of the fair value of our employee stock options. The weighted average fair value of options granted during the period ending March 31, 2003 was $5.48, compared to $6.11 for the year ended December 31, 2002.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148 and has been determined as if we had accounted for our employee stock options under the fair value method of that statement. We adopted the disclosure provisions of SFAS No. 148 on December 31, 2002 and the prospective application method of transition to the fair value based method of accounting for stock options in the first quarter of 2003.

Pro forma net income and diluted earnings per share for the respective periods were as follows:

	For the Three Months Ended
	March 31,

	2003	2002

	(Dollars in thousands,
	except per share amounts)
Net income, as reported	$23,549	$16,853
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	41
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	273	215

Pro forma net income	$23,317	$16,638

Earnings per share
Basic — as reported	$0.60	$0.46

Basic — pro forma	$0.59	$0.45

Earnings per share
Diluted — as reported	$0.60	$0.46

Diluted — pro forma	$0.59	$0.45

The difference between our pro forma net income and diluted earnings per share and our reported net income and earnings per share is immaterial.

Note 9 — Dividends

On February 19, 2003, we declared a cash dividend of $0.13 per share for shareholders of record as of May 6, 2003 with a payable date of May 20, 2003.

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

Our primary sources of revenue are net interest income and noninterest income. Net interest income is the difference between the income earned on interest earning assets and the interest paid on interest bearing liabilities. We generate interest income from our loan portfolio, which consists of consumer, mortgage and commercial loans, and from investments in mortgage-backed securities and other short-term investments. We fund our loan portfolio and investments with deposits, notes payable on automobile secured financing, advances from the Federal Home Loan Bank, also known as the FHLB, securities sold under agreements to repurchase, other borrowings and equity.

Noninterest income is primarily made up of revenues generated from the servicing of automobile contracts and mortgage loans. The primary components of noninterest income include late charges and other miscellaneous servicing fee income. Other components of noninterest income include gains and losses from the sale of investment securities and mortgage-backed securities, insurance income, fees related to the sales of investment products such as mutual funds and annuities, and fee income from depository accounts. The primary components of noninterest expense are salaries, credit and collection expenses, and data processing costs.

Selected Financial Data

The following table presents summary unaudited financial data for the three months ended March 31, 2003 and 2002. Since this table is only a summary and does not provide all of the information contained in our financial statements, including the related notes, you should read our Consolidated Financial Statements contained elsewhere herein. Certain amounts from the prior years’ Consolidated Financial Statements have been reclassified to conform to the current year presentation.

	For the Three Months Ended March 31,

	2003	2002

	(Dollars in thousands,
	except per share amounts)
Consolidated Statements of Operations Data:
Interest income	$307,502	$262,196
Interest expense	141,212	120,070

Net interest income	166,290	142,126
Provision for credit losses	79,884	65,698

Net interest income after provision for credit losses	86,406	76,428
Noninterest income	27,753	17,159
Noninterest expense	68,439	60,859

Income before income tax	45,720	32,728
Income tax	18,226	12,964

Income before minority interest	27,494	19,764
Minority interest in earnings of subsidiaries	3,945	2,911

Net income	$23,549	$16,853

Weighted average number of shares and common share equivalents — Diluted	39,452,915	36,980,861
Earnings per common share — diluted	$0.60	$0.46
Dividends per share	$0.12	$0.11
Dividend payout ratio	20.1%	24.1%

	March 31,	December 31,
	2003	2002

	(Dollars in thousands)
Consolidated Statements of Financial Condition Data:
Assets:
Cash and other assets	$88,483	$201,547
Loans:
Consumer (1)	9,817,459	9,063,755
Mortgage (2)	269,368	282,930
Commercial	93,339	97,216
Mortgage-backed securities	2,790,310	2,649,657
Investments and time deposits	110,502	115,771

Total assets	$13,169,461	$12,410,876

Liabilities:
Deposits	$2,084,725	$1,974,984
Notes payable on automobile secured financing	9,265,725	8,422,915
FHLB advances and other borrowings	515,265	618,766
Amounts held on behalf of trustee		177,642
Subordinated debentures	397,406	400,561
Other liabilities	162,749	101,145

Total liabilities	12,425,870	11,696,013
Minority interest in equity of subsidiaries	105,798	101,666
Shareholders’ equity	637,793	613,197

Total liabilities and shareholders’ equity	$13,169,461	$12,410,876

	For the Three Months Ended March 31,

	2003	2002

	(Dollars in thousands)
Other Selected Financial Data:
Average assets	$12,932,117	$10,433,517
Return on average assets	0.73%	0.65%
Average shareholders’ equity (3)	$722,610	$614,157
Return on average shareholders’ equity (3)	13.04%	10.98%
Equity to assets ratio (3)	5.57%	5.32%
Book value per share (3)	$18.71	$16.98
Originations:
Consumer loans (1)	$1,353,928	$1,266,189
Mortgage loans (2)	4,314	9,139
Commercial	96,684	61,268

Total loan originations	$1,454,926	$1,336,596

Interest rate spread	5.02%	5.57%

(1)	Net of unearned discounts.

(2)	Net of undisbursed loan proceeds.

(3)	Accumulated other comprehensive loss excluded from shareholders’ equity.

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

Securitization Transactions

Contracts sold by us to our special purpose entity subsidiaries in connection with a securitization transaction are treated as having been sold for bankruptcy purposes and as secured financings under Generally Accepted Accounting Principles, also known as GAAP. For GAAP purposes, the contracts are retained on the balance sheet with the securities issued to finance the contracts recorded as notes payable on automobile secured financing. We record interest income on the securitized contracts and interest expense on the notes issued through the securitization transactions.

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

All contracts that are 60 to 90 days delinquent are automatically classified as Special Mention. Real estate loans that are manifesting a weakness in performance are classified as Special Mention. Any contract that is 90 or more days delinquent is automatically classified as Substandard. Real estate loans that are manifesting a significant weakness in performance are also classified as Substandard. Any multifamily loan that is impaired is classified as Substandard. Any contract where the borrower has filed for bankruptcy or where the vehicle has been repossessed by us and is subject to a redemption period is classified as Substandard, with the difference between the wholesale book value and loan balance classified as Loss. Any vehicles repossessed by us that have not been sold are recorded at fair value and classified as substandard.

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

Notes Payable on Automobile Secured Financing

The contracts originated and held by us are fixed rate and, accordingly, we have exposure to changes in interest rates. To protect against potential changes in interest rates affecting interest payments on future securitization transactions, we may enter into various hedge agreements prior to closing the transaction. The market value of these hedge agreements is designed to respond inversely to changes in interest rates. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the hedge transaction. Gains and losses on these agreements are recorded in accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any ineffective portion is recognized in interest expense during that period if the hedge is greater than 100% effective. Upon completion of the securitization transaction, the gains or losses are amortized on a level yield basis over the duration of the notes issued.

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

We also enter into interest rate swap agreements or other derivatives that do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, also known as SFAS No. 133, or that we choose not to designate as hedges. These derivatives pertain to variable rate notes issued in conjunction with the securitization of our contracts. Any change in the market value of such derivatives and related income or expense is recorded to other noninterest income each month.

Results of Operations

Net Interest Income

Net interest income is affected by the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities (interest rate spread) and the relative amounts of our interest earning assets and interest bearing liabilities. For the three months ended March 31, 2003 and 2002, net interest income totaled $166 million and $142 million, respectively. The increase in net interest income was the result of us holding more automobile contracts on the balance sheet even as overall net interest margins declined.

The following table presents information relative to the average balances and interest rates on an owned basis for the periods indicated:

	For the Three Months Ended March 31,

	2003			2002

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

		(Dollars in thousands)
Interest earning assets:
Total investments:
Mortgage-backed securities	$2,485,200	$24,773	3.99%	$2,110,468	$27,982	5.30%
Other short-term investments	238,695	1,323	2.25	140,380	1,159	3.35
Investment securities	9,957	93	3.75	10,619	118	4.45
Interest earning deposits with others	10,245	25	0.98	5,806	25	1.69

Total investments	2,744,097	26,214	3.82%	2,267,273	29,284	5.17%
Total loans:
Consumer loans	9,696,850	276,131	11.55%	7,171,640	225,450	12.75%
Mortgage loans(1)	271,943	3,819	5.62	351,960	5,803	6.59
Commercial loans	115,537	1,338	4.63	100,716	1659	6.59

Total loans	10,084,330	281,288	11.31%	7,624,316	232,912	12.38%

Total interest earning assets	$12,828,427	307,502	9.71%	$9,891,589	262,196	10.73%

Interest bearing liabilities:
Deposits	$1,963,276	$17,556	3.63%	$2,343,538	$21,010	3.64%
Securities sold under agreements to repurchase	248,374	1,289	2.08	146,908	1,045	2.84
FHLB advances and other borrowings	426,590	1,631	1.55	470,646	2,500	2.15
Notes payable on automobile secured financing	9,017,784	110,799	4.91	6,221,646	92,018	5.92
Subordinated debentures	398,812	9,937	9.97	147,760	3,497	9.47

Total interest bearing liabilities	$12,054,836	141,212	4.69%	$9,330,498	120,070	5.16%

Net interest income and interest rate spread		$166,290	5.02%		$142,126	5.57%

Net yield on average interest earning assets			5.19%			5.75%

(1)	For the purpose of these computations, nonaccruing loans are included in the average loan amounts outstanding.

The total interest rate spread decreased 55 basis points for the three months ended March 31, 2003 compared with the three months ended March 31, 2002 due to a decrease of 102 basis points in the yield on interest earning assets combined with a 47 basis point decrease in the cost of funds. The decrease in the yield on interest earning assets in 2003 is primarily due to our shift to originating a higher percentage of prime credit quality contracts and a lower interest rate environment. The decrease in the cost of funds in 2003 compared with 2002 is due primarily to a lower interest rate environment. Net interest income increased as more automobile contracts were held on the balance sheet.

The following table sets forth the changes in net interest income attributable to changes in volume (change in average portfolio volume multiplied by prior period average rate) and changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance):

	For the Three Months Ended March 31, 2003
	Compared to Three Months Ended March 31, 2002 (1)

	Volume	Rate	Total

	(Dollars in thousands)
Interest income:
Mortgage-backed securities	$21,774	$(24,983)	$(3,209)
Other short-term investments	2,214	(2,050)	164
Investment securities	(79)	54	(25)
Interest earning deposits with others	53	(53)
Total loans:
Consumer loans	175,808	(125,127)	50,681
Mortgage loans	13,740	(15,724)	(1,984)
Commercial loans	1,201	(1,522)	(321)

Total interest earning assets	$214,711	$(169,405)	$45,306

Interest expense:
Deposits	$(3,397)	$(57)	$(3,454)
Securities sold under agreements to repurchase	398	(154)	244
FHLB advances and other borrowings	(218)	(651)	(869)
Notes payable on automobile secured financings	30,273	(11,492)	18,781
Subordinated debentures	6,246	194	6,440

Total interest bearing liabilities	$33,302	$(12,160)	$21,142

Net change in net interest income			$24,164

(1)	In the analysis of interest changes due to volume and rate, the changes due to the volume/rate variance (the combined effect of change in weighted average interest rate and change in average portfolio balance) have been allocated proportionately based on the absolute value of the volume and rate variances

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

For the three months ended March 31, 2003, the provision for credit losses totaled $79.9 million, compared with $65.7 million for the same period a year earlier. For the three months ended March 31, 2003 and 2002, net chargeoffs were $68.2 million and $47.5 million, respectively. The increase in the provision for credit losses was a result of our loans held on balance sheet increasing by approximately $736 million or 7.8% from December 31, 2002 as well as an increase in chargeoffs due to the slowdown in the economy. The increase in our loans was due primarily to gaining control over the loans of the trusts for all of our outstanding securitization transactions previously treated as sales for accounting purposes as well as retaining loans originated during the quarter. For the three months ended March 31, 2003, we recorded $11.7 million in provisions for credit losses in excess of chargeoffs as a result of the transitional effects related to the elimination of off balance sheet accounting for securitizations. The allowance for credit losses as a percentage of owned loans outstanding was 2.8% at March 31, 2003, compared with 2.9% at December 31, 2002.

Contract Securitizations

Contract securitizations totaled $1.3 billion and $2.6 billion for the three months ended March 31, 2003 and 2002, respectively. The following table lists each of our public securitizations. All securitizations prior to 1998-C were paid in full on or before their contractual maturity dates:

Securitizations

				Remaining			Gross
			Remaining	Balance as a	Original	Original	Interest
Issue		Original	Balance at	Percent of	Weighted	Weighted Average	Rate
Number	Close Date	Balance	March 31 , 2003 (2)	Original Balance	Average APR	Securitization Rate	Spread (1)

			(Dollars in thousands)
1985-A	December, 1985	$110,000	Paid in full		18.50%	8.38%	10.12%
1986-A	November, 1986	191,930	Paid in full		14.20	6.63	7.57
1987-A	March, 1987	125,000	Paid in full		12.42	6.75	5.67
1987-B	July, 1987	110,000	Paid in full		12.68	7.80	4.88
1988-A	February, 1988	155,000	Paid in full		13.67	7.75	5.92
1988-B	May, 1988	100,000	Paid in full		14.01	8.50	5.51
1988-C	July, 1988	100,000	Paid in full		15.41	8.50	6.91
1988-D	October, 1988	105,000	Paid in full		14.95	8.85	6.10
1989-A	March, 1989	75,000	Paid in full		15.88	10.45	5.43
1989-B	June, 1989	100,000	Paid in full		15.96	9.15	6.81
1990-A	August, 1990	150,000	Paid in full		16.05	8.35	7.70
1990-1	November, 1990	150,000	Paid in full		15.56	8.50	7.06
1991-1	April, 1991	200,000	Paid in full		16.06	7.70	8.36
1991-2	May, 1991	200,000	Paid in full		15.75	7.30	8.45
1991-3	August, 1991	175,000	Paid in full		15.69	6.75	8.94
1991-4	December, 1991	150,000	Paid in full		15.53	5.63	9.90
1992-1	March, 1992	150,000	Paid in full		14.49	5.85	8.64
1992-2	June, 1992	165,000	Paid in full		14.94	5.50	9.44
1992-3	September, 1992	135,000	Paid in full		14.45	4.70	9.75
1993-1	March, 1993	250,000	Paid in full		13.90	4.45	9.45
1993-2	June, 1993	175,000	Paid in full		13.77	4.70	9.07
1993-3	September, 1993	187,500	Paid in full		13.97	4.25	9.72
1993-4	December, 1993	165,000	Paid in full		12.90	4.60	8.30
1994-1	March, 1994	200,000	Paid in full		13.67	5.10	8.57
1994-2	May, 1994	230,000	Paid in full		14.04	6.38	7.66
1994-3	August, 1994	200,000	Paid in full		14.59	6.65	7.94
1994-4	October, 1994	212,000	Paid in full		15.58	7.10	8.48
1995-1	January, 1995	190,000	Paid in full		15.71	8.05	7.66
1995-2	March, 1995	190,000	Paid in full		16.36	7.10	9.26
1995-3	June, 1995	300,000	Paid in full		15.05	6.05	9.00
1995-4	September, 1995	375,000	Paid in full		15.04	6.20	8.84
1995-5	December, 1995	425,000	Paid in full		15.35	5.88	9.47
1996-A	March, 1996	485,000	Paid in full		15.46	6.13	9.33
1996-B	June, 1996	525,000	Paid in full		15.74	6.75	8.99
1996-C	September, 1996	535,000	Paid in full		15.83	6.60	9.23
1996-D	December, 1996	545,000	Paid in full		15.43	6.17	9.26
1997-A	March, 1997	500,000	Paid in full		15.33	6.60	8.73
1997-B	June, 1997	590,000	Paid in full		15.36	6.37	8.99
1997-C	September, 1997	600,000	Paid in full		15.43	6.17	9.26
1997-D	December, 1997	500,000	Paid in full		15.19	6.34	8.85
1998-A	March, 1998	525,000	Paid in full		14.72	6.01	8.71
1998-B	June, 1998	660,000	Paid in full		14.68	6.06	8.62
1998-C	November, 1998	700,000	$37,041	5.29%	14.42	5.81	8.61
1999 -A	January, 1999	1,000,000	73,701	7.37	14.42	5.70	8.72
1999-B	July, 1999	1,000,000	130,953	13.10	14.62	6.36	8.26
1999-C	November, 1999	500,000	90,498	18.10	14.77	7.01	7.76
2000-A	March, 2000	1,200,000	246,618	20.55	14.66	7.28	7.38
2000-B	May, 2000	1,000,000	230,130	23.01	14.84	7.78	7.06
2000-C	August, 2000	1,390,000	405,542	29.18	15.04	7.32	7.72
2000-D	November, 2000	1,000,000	359,505	35.95	15.20	6.94	8.26
2001-A	January, 2001	1,000,000	396,633	39.66	14.87	5.77	9.10
2001-B	May, 2001	1,370,000	571,107	41.69	14.41	4.23	10.18
2001-C	August, 2001	1,200,000	616,369	51.36	13.90	4.50	9.40
2002-1	March, 2002	1,800,000	1,225,331	68.07	13.50	4.26	9.24
2002-2	May, 2002	1,750,000	1,359,307	77.67	12.51	3.89	8.62
2002-3	August, 2002	1,250,000	1,045,281	83.62	12.30	3.06	9.24
2002-4	November, 2002	1,350,000	1,268,763	93.98	12.18	2.66	9.52
2003-1	February, 2003	1,343,250	1,343,250	100.00	11.79	2.42	9.37

	Total	$30,064,680	$9,400,029

(1)	Represents the difference between the original weighted average annual percentage rate, also known as APR, and the estimated weighted average securitization rate on the closing date of the securitization.

(2)	Represents only the note payable amounts outstanding at the period indicated.

Noninterest Expense

For the three months ended March 31, 2003, noninterest expense totaled $68.4 million, compared with $60.9 million for the same period in 2002. Noninterest expense as a percent of total revenues improved to 35% for the three months ended March 31, 2003 compared to 38% for the same period a year ago as a result of fully amortizing our retained interest in securitized assets during 2002.

Income Taxes

We file federal and certain state tax returns as part of a consolidated group that includes the Bank and WFS. We file other state tax returns as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. Our effective tax rate was 40% for both the three months ended March 31, 2003 and 2002.

Financial Condition

Overview

Total assets increased $759 million or 6.1% to $13.2 billion at March 31, 2003 from $12.4 billion at December 31, 2002. The increase is due to retaining contracts originated on our balance sheet and regaining control over all assets of the trusts for all our outstanding securitizations previously treated as sales for accounting purposes.

Loan Portfolio

The following table presents a summary of our automobile contracts purchased:

	For the Three Months Ended
	March 31,

	2003	2002

	(Dollars in thousands)
New vehicles	$385,119	$323,267
Pre-owned vehicles	966,934	942,259

Total volume	$1,352,053	$1,265,526

Prime	$1,114,284	$1,005,287
Non-prime	237,769	260,239

Total volume	$1,352,053	$1,265,526

Commercial Loan Portfolio

We had outstanding loan commitments of $192 million at March 31, 2003 compared with $199 million at December 31, 2002. For the three months ended March 31, 2003, we originated $96.7 million of commercial loans, compared with $61.3 million for the same period in 2002. Amounts outstanding at March 31, 2003 and December 31, 2002 were $93.3 million and $97.2 million, respectively. Though we continue to focus on expanding our commercial banking operation, it has not been a significant source of revenue.

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

At March 31, 2003, the percentage of managed accounts delinquent 30 days or greater was 2.41% compared with 3.50% at December 31, 2002. We calculate delinquency based on the contractual due date. The improvement in delinquency is primarily the result of seasonal trends. For the three months ended March 31, 2003, net chargeoffs on average automobile contracts managed were 2.86%, compared with 2.76% for the same period in 2002. The increase in credit loss experience is primarily a result of continued weakness in the economy.

The following table sets forth information with respect to the delinquency of our portfolio of contracts managed, which includes contracts that are owned by us and contracts that have been sold and/or securitized but are managed by us:

	March 31, 2003		December 31, 2002

	Amount	%	Amount	%

	(Dollars in thousands)
Contracts managed at end of period	$9,650,229		$9,389,974

Period of delinquency
30-59 days	$165,052	1.71%	$238,204	2.54%
60 days or more (1)	67,065	0.70	90,291	0.96

Total contracts delinquent and delinquencies as a percentage of contracts managed (1)	$232,117	2.41%	$328,495	3.50%

(1)	Excludes Chapter 13 bankruptcy accounts greater than 120 days past due of $44.1 million and $41.5 million at March 31, 2003 and December 31, 2002, respectively.

The following table sets forth information with respect to repossessions in our portfolio of managed contracts:

	March 31, 2003		December 31, 2002

	Number of		Number of
	Contracts	Amount	Contracts	Amount

	(Dollars in thousands)
Contracts managed	775,090	$9,650,229	757,269	$9,389,974

Repossessed vehicles	1,575	$10,966	2,375	$16,433

Repossessed vehicles as a percentage of number and amount of contracts outstanding	0.20%	0.11%	0.31%	0.18%

The following table sets forth information with respect to actual credit loss experience on our portfolio of managed contracts:

	For the Three Months Ended
	March 31,

	2003	2002

	(Dollars in thousands)
Average contracts managed during period	$9,533,314	$8,273,297

Gross chargeoffs	$90,779	$79,792
Recoveries	22,598	22,633

Net chargeoffs	$68,181	$57,159

Net chargeoffs as a percentage of average contracts managed during period	2.86%	2.76%

     The following table sets forth the cumulative static pool losses by month for all outstanding public securitized pools:

Cumulative Static Pool Loss Curves
At March 31, 2003

Period (1)	1998-C	1999-A	1999-B	1999-C	2000-A	2000-B	2000-C	2000-D	2001-A	2001-B	2001-C	2002-1	2002-2	2002-3	2003-4	2003-1

1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.04%	0.04%	0.04%	0.02%	0.03%	0.02%	0.04%	0.04%	0.03%	0.03%	0.04%	0.01%	0.00%	0.02%	0.02%	0.01%
3	0.11%	0.11%	0.11%	0.10%	0.10%	0.09%	0.13%	0.11%	0.09%	0.10%	0.09%	0.06%	0.03%	0.06%	0.07%
4	0.23%	0.20%	0.26%	0.25%	0.20%	0.24%	0.27%	0.24%	0.20%	0.21%	0.20%	0.15%	0.10%	0.14%	0.16%
5	0.39%	0.33%	0.47%	0.40%	0.36%	0.39%	0.46%	0.39%	0.33%	0.33%	0.35%	0.29%	0.18%	0.27%	0.26%
6	0.50%	0.46%	0.66%	0.56%	0.55%	0.59%	0.65%	0.54%	0.50%	0.50%	0.49%	0.43%	0.32%	0.44%
7	0.61%	0.62%	0.87%	0.71%	0.71%	0.78%	0.81%	0.74%	0.70%	0.69%	0.65%	0.60%	0.49%	0.57%
8	0.75%	0.76%	1.00%	0.86%	0.91%	0.99%	0.93%	0.93%	0.84%	0.87%	0.81%	0.84%	0.66%	0.70%
9	0.86%	0.92%	1.13%	1.01%	1.10%	1.17%	1.07%	1.13%	1.04%	1.05%	0.95%	1.06%	0.82%
10	1.00%	1.11%	1.24%	1.14%	1.27%	1.33%	1.24%	1.34%	1.24%	1.22%	1.07%	1.28%	0.96%
11	1.17%	1.30%	1.35%	1.34%	1.45%	1.44%	1.41%	1.50%	1.45%	1.36%	1.20%	1.48%	1.10%
12	1.32%	1.47%	1.44%	1.52%	1.58%	1.57%	1.62%	1.74%	1.67%	1.53%	1.37%	1.67%
13	1.48%	1.61%	1.58%	1.74%	1.73%	1.72%	1.86%	1.95%	1.90%	1.67%	1.55%	1.82%
14	1.66%	1.73%	1.74%	1.94%	1.85%	1.86%	2.04%	2.21%	2.09%	1.81%	1.74%
15	1.79%	1.81%	1.85%	2.09%	2.00%	2.04%	2.25%	2.48%	2.25%	2.00%	1.97%
16	1.91%	1.89%	2.03%	2.27%	2.15%	2.24%	2.45%	2.71%	2.41%	2.19%	2.16%
17	2.01%	2.00%	2.16%	2.39%	2.37%	2.39%	2.68%	2.89%	2.54%	2.37%	2.36%
18	2.07%	2.10%	2.30%	2.53%	2.52%	2.55%	2.88%	3.08%	2.73%	2.60%	2.59%
19	2.11%	2.24%	2.42%	2.67%	2.67%	2.73%	3.08%	3.22%	2.93%	2.80%	2.78%
20	2.17%	2.35%	2.50%	2.81%	2.83%	2.93%	3.23%	3.40%	3.11%	3.01%	2.95%
21	2.24%	2.46%	2.58%	2.92%	2.99%	3.12%	3.38%	3.59%	3.34%	3.19%
22	2.34%	2.55%	2.67%	3.10%	3.16%	3.27%	3.54%	3.78%	3.54%	3.34%
23	2.43%	2.63%	2.77%	3.28%	3.34%	3.38%	3.67%	3.96%	3.72%	3.49%
24	2.52%	2.71%	2.87%	3.38%	3.49%	3.52%	3.83%	4.18%	3.92%
25	2.62%	2.77%	3.01%	3.55%	3.63%	3.63%	4.00%	4.41%	4.10%
26	2.71%	2.82%	3.14%	3.68%	3.75%	3.73%	4.16%	4.58%	4.23%
27	2.80%	2.89%	3.16%	3.84%	3.86%	3.84%	4.35%	4.79%
28	2.87%	2.96%	3.29%	3.98%	3.97%	3.97%	4.50%	4.96%
29	2.90%	3.02%	3.40%	4.14%	4.09%	4.11%	4.64%	5.08%
30	2.95%	3.09%	3.50%	4.19%	4.21%	4.26%	4.79%
31	3.00%	3.17%	3.61%	4.30%	4.33%	4.40%	4.92%
32	3.02%	3.20%	3.68%	4.38%	4.47%	4.50%	5.02%
33	3.08%	3.27%	3.74%	4.46%	4.59%	4.61%
34	3.14%	3.35%	3.81%	4.57%	4.68%	4.70%
35	3.15%	3.41%	3.87%	4.66%	4.79%	4.78%
36	3.21%	3.47%	3.91%	4.76%	4.86%
37	3.25%	3.52%	3.97%	4.84%	4.93%
38	3.30%	3.55%	4.03%	4.96%
39	3.35%	3.58%	4.09%	5.03%
40	3.39%	3.61%	4.13%	5.13%
41	3.39%	3.63%	4.18%	5.20%
42	3.42%	3.66%	4.23%	5.24%
43	3.45%	3.68%	4.28%
44	3.47%	3.72%	4.33%
45	3.48%	3.75%	4.35%
46	3.50%	3.79%
47	3.52%	3.80%
48	3.56%	3.83%
49	3.58%	3.85%
50	3.60%	3.85%
51	3.62%
52	3.63%
53	3.64%
	70%	70%	70%	67%	68%	69%	68%	68%	71%	71%	76%	70%	87%	85%	80%	80%

(1)	Represents the number of months since the inception of the securitization.

(2)	Represents the original percentage of prime automobile contracts securitized within each pool.

Real Estate Loan Quality

Our mortgage delinquencies over 60 days included both single family and multifamily mortgages. We had $4.3 million mortgage loans, or 1.58% of total mortgage loans, past due over 60 days at March 31, 2003 compared with $3.8 million, or 1.32% of total mortgage loans, at December 31, 2002.

Nonperforming Assets

Nonperforming assets, also known as NPAs, consist of repossessed automobiles and real estate owned, also known as REO. REO is carried at lower of cost or fair value. NPAs decreased $3.4 million to $15.4 million at March 31, 2003 compared with $18.8 million at December 31, 2002. NPAs represented 0.1% of total assets at March 31, 2003 and 0.2% of total assets at December 31, 2002. There were no impaired loans at March 31, 2003 and December 31, 2002.

Nonperforming loans, also known as NPLs, are defined as all nonaccrual loans. This includes mortgage loans 90 days or more past due and impaired loans where full collection of principal and interest is not reasonably assured. For those accounts that are in Chapter 13 bankruptcy and are contractually past due and Chapter 13 bankruptcy accounts greater than 120 days delinquent, all accrued interest is reversed and income is recognized on a cash basis. When a loan is designated as nonaccrual, all previously accrued but unpaid interest is reversed. For the three months ended March 31, 2003 and 2002, interest on NPLs excluded from interest income was $0.3 million and $0.5 million, respectively.

Allowance for Credit Losses

Our allowance for credit losses was $281 million at March 31, 2003 compared to $269 million at December 31, 2002. For the three months ended March 31, 2003, net chargeoffs totaled $68.2 million, compared with $47.5 million for the same respective period in 2002. The increase in the allowance for credit losses was the result of a higher level of automobile contracts held on balance sheet as well as higher chargeoffs related to a slowing economy. The allowance for credit losses as a percentage of owned loans outstanding was 2.8% at March 31, 2003 compared with 2.9% at December 31, 2002. Based on the analysis we performed related to the allowance for credit losses as described under Critical Accounting Policies, we believe that our allowance for credit losses is currently adequate to cover probable losses in our loan portfolio that can be reasonably estimated.

The following table sets forth the activity in the allowance for credit losses:

	For the Three Months Ended
	March 31,

	2003	2002

	(Dollars in thousands)
Balance at beginning of period	$269,352	$178,218
Chargeoffs:
Consumer loans	(90,779)	(64,599)
Mortgage loans	(71)	(68)

	(90,850)	(64,667)
Recoveries:
Consumer loans	22,599	17,161
Mortgage loans	45

	22,644	17,161

Net chargeoffs	(68,206)	(47,506)
Provision for credit losses	79,884	65,698

Balance at end of period	$281,030	$196,410

Ratio of net chargeoffs during the period (annualized) to average loans outstanding during the period	2.8%	2.5%
Ratio of allowance for credit losses to loans at the end of the period	2.8%	2.5%

The following table presents summarized data relative to the allowance for credit and real estate losses at the dates indicated:

	March 31,	December 31,
	2003	2002

	(Dollars in thousands)
Total loans (1)	$10,180,166	$9,443,901
Allowance for credit losses	281,030	269,352
Allowance for real estate owned losses	100	250
Loans past due 60 days or more (2)	71,396	86,199
Nonperforming loans (3)	52,741	39,231
Nonperforming assets (4)	15,402	18,807
Allowance for credit losses as a percent of:
Total loans (1)	2.8%	2.9%
Loans past due 60 days or more	393.6%	312.5%
Nonperforming loans	532.8%	686.6%
Total allowance for credit losses and REO losses as a percent of nonperforming assets	1825.3%	1433.5%
Nonperforming loans as a percent of total loans	0.5%	0.4%
Nonperforming assets as a percent of total assets	0.1%	0.2%

(1)	Loans net of unearned interest and undisbursed loan proceeds.

(2)	Excludes Chapter 13 bankruptcy accounts greater than 120 days past due.

(3)	All nonperforming loans are on nonaccrual.

(4)	Repossessed automobiles and real estate owned, net of allowance.

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

The following table sets forth the amount of our deposits by type at the dates indicated:

	March 31,	December 31,
	2003	2002

	(Dollars in thousands)
No minimum term:
Demand deposit accounts	$1,769	$1,037
Passbook accounts	6,409	6,688
Money market accounts	848,613	730,245
Noninterest bearing deposits	170,144	165,844
Certificate accounts:
Certificates (30 days to five years)	863,984	878,096
IRAs	94,151	94,082
Brokered deposits	99,055	98,992

	$2,084,725	$1,974,984

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

Capital Resources and Liquidity

Overview

We require substantial capital resources and cash to support our business. Our ability to maintain positive cash flows from operations is the result of our consistent managed growth, our ability to manage risk-adjusted returns and our efficient operations. During the fourth quarter of 2002, we fully amortized our retained interest in securitized assets. As a result, our net income is an effective measurement of our operating cash flows. Therefore, we will no longer report operating cash flows on a direct basis.

Principal Sources of Cash

•	Collections of Principal and Interest from Loans and MBS – Principal and interest collections totaled $2.1 billion and $1.8 billion for the three months ended March 31, 2003 and 2002, respectively.

•	Deposits – Deposits were $2.1 billion and $2.0 billion at March 31, 2003 and December 31, 2002, respectively.

•	Automobile Contract Securitizations – Securitizations totaled $1.3 billion and $1.8 billion for the three months ended March 31, 2003 and 2002, respectively.

•	Subordinated Debentures – In 1997 and 2002, we issued $150 million of 8.875% and $300 million of 9.625% subordinated capital debentures due in 2007 and 2012, respectively. At March 31, 2003, $404 million was outstanding on the subordinated debentures due in 2007 and 2012, gross of discounts and issue costs.

•	Other Borrowings – Other borrowings, which include securities sold under agreements to repurchase and FHLB advances, decreased to $510 million at March 31, 2003 from $613 million at December 31, 2002.

Principal Uses of Cash

•	Acquisition of Loans and Investment Securities – Loan originations totaled $1.5 billion and $1.3 billion for the three months ended March 31, 2003 and 2002, respectively. We purchased $519 million of mortgage-backed securities and other investment securities during the three months ended March 31, 2003 compared with $355 million during the same respective period in 2002.

•	Payments of Principal and Interest on Securitizations – Payments of principal and interest to noteholders and certificateholders totaled $1.1 billion and $1.6 billion for the three months ended March 31, 2003 and 2002, respectively.

•	Amounts Paid to Dealers – Participation paid by us to dealers was $32.0 million and $29.6 million for the three months ended March 31, 2003 and 2002, respectively.

•	Operating Our Business – Operating expenses totaled $68.4 million and $60.9 million for the three months ended March 31, 2003 and 2002, respectively.

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

The following table summarizes the Bank’s actual capital and required capital as of March 31, 2003 and December 31, 2002:

			Tier 1
	Tangible	Core	Risk-Based	Risk-Based
	Capital	Capital	Capital	Capital

	(Dollars in thousands)
March 31, 2003
Actual Capital:
Amount	$745,429	$745,429	$742,421	$1,238,280
Capital ratio	6.12%	6.12%	7.90%	13.17%
FIRREA minimum required capital:
Amount	$182,795	$365,590	N/A	$751,992
Capital ratio	1.50%	3.00%	N/A	8.00%
Excess	$562,634	$379,839	N/A	$486,288
FDICIA well capitalized required capital:
Amount	N/A	$609,317	$563,994	$939,991
Capital ratio	N/A	5.00%	6.00%	10.00%
Excess	N/A	$136,112	$178,427	$298,289
December 31, 2002
Actual Capital:
Amount	$728,631	$728,631	$655,142	$1,143,345
Capital ratio	6.43%	6.43%	7.67%	13.38%
FIRREA minimum required capital:
Amount	$169,991	$339,981	N/A	$683,481
Capital ratio	1.50%	3.00%	N/A	8.00%
Excess	$558,640	$388,650	N/A	$459,864
FDICIA well capitalized required capital:
Amount	N/A	$566,635	$512,611	$854,351
Capital ratio	N/A	5.00%	6.00%	10.00%
Excess	N/A	$161,996	$142,531	$288,994

The following table reconciles the Bank’s capital in accordance with GAAP to the Bank’s tangible, core and risk-based capital:

	March 31,	December 31,
	2003	2002

	(Dollars in thousands)
Bank shareholder’s equity — GAAP basis	$549,044	$532,902
Plus: net unrealized losses	90,744	94,220
Plus: minority interest in equity of subsidiaries	105,798	101,666
Less: non-permissible activities	(157)	(157)

Total tangible and core capital	745,429	728,631
Adjustments for risk-based capital:
Subordinated debentures (1)	380,314	380,314
General loan valuation allowance (2)	119,170	107,889
Low-level recourse deduction	(7,013)	(73,489)

Risk-based capital	$1,237,900	$1,143,345

(1)	Excludes capitalized discounts and issue costs.

(2)	Limited to 1.25% of risk-weighted assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Fluctuations in interest rates and early prepayment of contracts are the primary market risks facing us. The Credit and Pricing Committee is responsible for setting credit and pricing policies and for monitoring credit quality. Our Asset/Liability Committee is responsible for the management of interest rate and prepayment risks. Asset/liability management is the process of measuring and controlling interest rate risk through matching the maturity and repricing characteristics of interest earning assets with those of interest bearing liabilities.

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

The Asset/Liability Committee monitors our hedging activities to ensure that the value of hedges, their correlation to the loans being hedged and the amounts being hedged continue to provide effective protection against interest rate risk. The amount and timing of hedging transactions are determined by our senior management based upon the monitoring activities of the Asset/Liability Committee. As a result of our approach to interest rate risk management and our hedging strategies, we do not anticipate that changes in interest rates will materially affect our results of operations or liquidity, although we can provide no assurance in this regard. There were no material changes in market risks in the current quarter.

The following table summarizes our maturity GAP position:

	Interest Rate Sensitivity Analysis at March 31, 2003

				3 Years
	Within	3 Months	1 Year to	to	After 5
	3 Months	to 1 Year	3 Years	5 Years	Years	Total

			(Dollars in thousands)
Interest earning assets:
Investment securities	$6,017				$1,020	$7,037
Other investments	45,694	$509				46,203
Mortgage-backed securities	477,780	818,416	$1,056,951	$284,438	152,725	2,790,310

Total investments	529,491	818,925	1,056,951	284,438	153,745	2,843,550
Consumer loans (1)	684,854	2,696,179	4,644,513	1,742,267	49,646	9,817,459
Mortgage loans:
Adjustable rate (2)	208,830	34,284				243,114
Fixed rate (2)	1,825	3,930	11,609	1,552	1,529	20,445
Construction loans (2)	5,809					5,809
Commercial loans (2)	87,947	3,399	706	242	1,045	93,339

Total interest earning assets	1,518,756	3,556,717	5,713,779	2,028,499	205,965	13,023,716
Interest bearing liabilities:
Deposits:
Passbook accounts (3)	678	2,444	3,287			6,409
Demand deposit and money market accounts (3)	163,661	253,080	433,641			850,382
Certificate accounts (4)	187,796	816,547	48,110	4,737		1,057,190
FHLB advances (4)	280,000				2,742	282,742
Securities sold under agreements to repurchase (4)	226,783					226,783
Subordinated debentures (4)				102,476	294,930	397,406
Notes payable on automobile secured financing (4)	3,209,852	2,215,154	3,183,127	657,592		9,265,725
Other borrowings (4)	5,741					5,741

Total interest bearing liabilities	4,074,511	3,287,225	3,668,165	764,805	297,672	12,092,378

Excess interest earning/bearing assets (liabilities)	(2,555,755)	296,492	2,045,614	1,263,694	(91,707)	931,338
Effect of hedging activities (5)	2,669,736	(884,925)	(1,040,962)	(398,849)	(345,000)

Hedged excess (deficit)	$113,981	$(615,433)	$1,004,652	$864,845	$(436,707)	$931,338

Cumulative excess	$113,981	$(501,452)	$503,200	$1,368,045	$931,338	$931,338

Cumulative excess as a percentage of total interest earning assets	0.88%	(3.85)%	3.86%	10.50%	7.15%	7.15%

(1)	Based on contractual maturities adjusted by our historical prepayment rate.

(2)	Based on interest rate repricing adjusted for projected prepayments.

(3)	Based on assumptions established by the OTS.

(4)	Based on contractual maturity.

(5)	Includes effect of interest rate swaps designated against deposits and securities sold under agreements to repurchase.

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

We or our subsidiaries are involved as parties to certain legal proceedings incidental to our business, including Lee, et al. v. WFS Financial Inc, United States District Court, Middle District of Tennessee at Nashville, No. 3-02-0570 filed June 17, 2002 (a putative class action raising claims under the Equal Credit Opportunity Act) and Thompson v. WFS Financial Inc, Superior Court of the State of California, County of Alameda, Case No. RG03088926 filed March 27, 2003 (a putative class action raising claims under California Business and Professions Code and the California Unruh Civil Rights Act). We are vigorously defending these actions and do not believe that the outcome of these proceedings will have a material effect upon our financial condition, results of operations and cash flows.

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On April 29, 2003, we held our annual shareholders’ meeting. There were 39,203,791 shares of common stock outstanding entitled to vote, and a total of 34,652,231, or 88.39%, were represented at the meeting in person or by proxy. The following summarizes vote results of proposals submitted to our shareholders:

1.	Proposal to elect four Class I Directors for term expiring 2005 and one Class II Director for terms expiring in 2004

NAME	FOR	WITHHELD

Robert T. Barnum, Class I	34,318,738	333,493
Harry M. Rady, Class I	32,512,734	2,139,497
Charles E. Scribner, Class I	34,523,299	128,932
Thomas A. Wolfe, Class I	32,361,538	2,290,693
Duane A. Nelles, Class II	34,523,299	128,932

2.	Proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2003

FOR	AGAINST	ABSTAIN

34,460,694	98,103	93,434

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification of CEO

99.2	Certification of CFO

(b)	Reports on Form 8-K

Westcorp Press Release of February 21, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Westcorp

(Registrant)

Date:	May 13, 2003	By:	/s/ Ernest S. Rady
Ernest S. Rady
Chairman of the Board and
Chief Executive Officer

Date:	May 13, 2003	By:	/s/ Lee A. Whatcott
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

Date: May 13, 2003

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

Date: May 13, 2003

By	/s/ Lee A. Whatcott
Lee A. Whatcott
Executive Vice President,
Chief Financial Officer and
Chief Operating Officer (Principal Financial and
Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

99.1	Certification of CEO

99.2	Certification of CFO

33