Form 10-Q
period 2003-06-30
WESTCORP /CA/
filed 2003-08-14
CIK 813461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 33-13646

Westcorp

(Exact name of registrant as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	51-0308535 (I.R.S. Employer Identification No.)

23 Pasteur, Irvine, California 92618-3816

(Address of principal executive offices)

(949) 727-1002

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☒ No☐

As of July 31, 2003, the registrant had 45,378,802 outstanding shares of common stock, $1.00 par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 35.

WESTCORP AND SUBSIDIARIES

FORM 10-Q

June 30, 2003

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Financial Condition at June 30, 2003 and December 31, 2002	2
	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2003 and 2002	3
	Consolidated Statements of Changes in Shareholders’ Equity for the Periods Ended June 30, 2003 and December 31, 2002	4
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	30
Item 4.	Controls and Procedures	32
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 2.	Changes in Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities 33
Item 4.	Submission of Matters to a Vote of Security Holders	33
Item 5.	Other Information	33
Item 6.	Exhibits and Reports on Form 8-K	34
SIGNATURES		35
CERTIFICATIONS

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

PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements

WESTCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2003	December 31, 2002

	(Dollars in thousands)
ASSETS
Cash and due from banks	$61,521	$84,215
Restricted cash	199,176	71,763
Investment securities available for sale	6,576	10,425
Mortgage-backed securities available for sale	2,707,249	2,649,657
Loans receivable	10,583,482	9,443,901
Allowance for credit losses	(291,459)	(269,352)

Loans receivable, net	10,292,023	9,174,549
Amounts due from trusts		101,473
Premises and equipment, net	78,173	78,664
Other	320,391	311,893

TOTAL ASSETS	$13,665,109	$12,482,639

LIABILITIES
Deposits	$2,033,262	$1,974,984
Notes payable on automobile secured financing	9,729,336	8,494,678
Securities sold under agreements to repurchase	212,268	276,600
Federal Home Loan Bank advances	416,709	336,275
Amounts held on behalf of trustee		177,642
Subordinated debentures	395,628	400,561
Other	117,183	107,036

TOTAL LIABILITIES	12,904,386	11,767,776
Minority interest	111,079	101,666
SHAREHOLDERS’ EQUITY
Common stock (par value $1.00 per share; authorized 65,000,000 shares; issued and outstanding 39,240,116 shares at June 30, 2003 and 39,200,474 shares at December 31, 2002)	39,240	39,200
Paid-in capital	350,795	350,018
Retained earnings	370,880	325,529
Accumulated other comprehensive loss, net of tax	(111,271)	(101,550)

TOTAL SHAREHOLDERS’ EQUITY	649,644	613,197

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,665,109	$12,482,639

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$286,862	$249,863	$568,150	$482,776
Mortgage-backed securities	21,241	27,680	46,015	55,662
Investment securities	87	115	180	233
Other	1,372	2,350	3,080	3,533

TOTAL INTEREST INCOME	309,562	280,008	617,425	542,204
Interest expense:
Deposits	17,017	20,186	34,574	41,196
Notes payable on automobile secured financing	106,174	103,155	217,334	195,172
Other	12,446	9,770	25,301	16,812

TOTAL INTEREST EXPENSE	135,637	133,111	277,209	253,180

NET INTEREST INCOME	173,925	146,897	340,216	289,024
Provision for credit losses	68,036	62,350	147,921	128,048

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	105,889	84,547	192,295	160,976
Noninterest income:
Automobile lending	21,280	16,080	42,229	27,755
Other	6,451	4,652	13,254	10,137

TOTAL NONINTEREST INCOME	27,731	20,732	55,483	37,892
Noninterest expenses:
Salaries and associate benefits	41,479	36,184	80,934	71,055
Credit and collections	8,803	10,175	18,349	18,253
Data processing	4,864	4,560	9,432	9,139
Occupancy	3,903	3,669	7,743	7,430
Other	13,608	10,186	24,638	19,757

TOTAL NONINTEREST EXPENSES	72,657	64,774	141,096	125,634

INCOME BEFORE INCOME TAX	60,963	40,505	106,682	73,234
Income tax	23,975	15,185	42,200	28,149

INCOME BEFORE MINORITY INTEREST	36,988	25,320	64,482	45,085
Minority interest in earnings of subsidiaries	5,385	3,612	9,330	6,523

NET INCOME	$31,603	$21,708	$55,152	$38,562

Earnings per common share:
Basic	$0.81	$0.55	$1.41	$1.02

Diluted	$0.80	$0.55	$1.39	$1.00

Weighted average number of common shares outstanding:
Basic	39,212,193	39,140,543	39,207,548	37,972,632

Diluted	39,676,670	39,691,778	39,572,086	38,381,102

Dividends declared	$0.13	$0.12	$0.25	$0.24

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					Other
					Comprehensive
		Common	Paid-in	Retained	Income (Loss),
	Shares	Stock	Capital	Earnings	Net of Tax	Total

			(Dollars in thousands, except share amounts)
Balance at January 1, 2002	35,802,491	$35,802	$301,955	$263,853	$(60,906)	$540,704
Net income				79,718		79,718
Unrealized gains on securities available for sale and retained interest in securitized assets, net of tax (1)					28,605	28,605
Unrealized losses on cash flow hedges, net of tax (2)					(135,422)	(135,422)
Reclassification adjustment for gains on securities available for sale included in net income, net of tax (3)					(3)	(3)
Reclassification adjustment for losses on cash flow hedges included in income, net of tax (4)					66,176	66,176

Comprehensive income						39,074
Issuance of subsidiary common stock			(1,405)			(1,405)
Stock options exercised	3,397,983	3,398	49,468			52,866
Cash dividends				(18,042)		(18,042)

Balance at December 31, 2002	39,200,474	39,200	350,018	325,529	(101,550)	613,197
Net income				55,152		55,152
Unrealized losses on securities available for sale, net of tax (1)					(5,742)	(5,742)
Unrealized losses on cash flow hedges, net of tax (2)					(37,943)	(37,943)
Reclassification adjustment for gains on securities available for sale included in net income, net of tax (3)					(4)	(4)
Reclassification adjustment for losses on cash flow hedges included in income, net of tax (4)					33,968	33,968

Comprehensive income						45,431
Issuance of subsidiary common stock			(32)			(32)
Stock options expensed (5)			270			270
Stock options exercised	39,642	40	539			579
Cash dividends				(9,801)		(9,801)

Balance at June 30, 2003	39,240,116	$39,240	$350,795	$370,880	$(111,271)	$649,644

(1)	The pre-tax amount of unrealized gains and losses on securities available for sale and retained interest in securitized assets was $9.6 million for the six months ended June 30, 2003 compared with $48.5 million for the year ended December 31, 2002.

(2)	The pre-tax amount of unrealized losses on cash flow hedges was $63.2 million for the six months ended June 30, 2003 compared with $230 million for the year ended December 31, 2002.

(3)	The pre-tax amount of unrealized gains on securities available for sale reclassified into earnings was $6.7 thousand for the six months ended June 30, 2003 compared with $5.0 thousand for the year ended December 31, 2002.

(4)	The pre-tax amount of unrealized losses on cash flow hedges reclassified into earnings was $56.6 million for the six months ended June 30, 2003 compared with $112 million for the year ended December 31, 2002.

(5)	Amount represents expense related to stock options granted.

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,

	2003	2002

	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$55,152	$38,562
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	147,921	128,048
Depreciation and amortization	7,983	7,837
Amortization of losses on cash flow hedges	24,700	14,386
Amortization of premium on mortgage-backed securities	33,587	17,338
Amortization of participation paid to dealers	52,756	43,273
Amortization of retained interest in securitized assets		24,912
Gain on sales, net	(2,257)
Loans held for sale:
Proceeds from sale of mortgage loans		554
Decrease in other assets	14,301	38,461
Increase in other liabilities	5,082	4,659
Other, net	9,666	5,724

NET CASH PROVIDED BY OPERATING ACTIVITIES	348,891	323,754
INVESTING ACTIVITIES
Loans receivable:
Origination of loans	(3,157,698)	(2,913,434)
Participation paid to dealers	(70,781)	(65,688)
Loan payments and payoffs	2,434,432	1,738,000
Investment securities available for sale:
Purchases	(120)	(2,404)
Proceeds from sale	515	485
Proceeds from maturities	95	40
Mortgage-backed securities:
Purchases	(1,005,706)	(445,172)
Payments received	904,670	469,006
Increase in amounts due from trust		15,054
Purchase of premises and equipment	(7,420)	(12,410)
Proceeds from sales of premises and equipment	2,912	5,807

NET CASH USED IN INVESTING ACTIVITIES	(899,101)	(1,210,716)
FINANCING ACTIVITIES
Increase (decrease) in deposits	43,164	(163,346)
Decrease in securities sold under agreements to repurchase	(64,790)	(32,548)
Proceeds from notes payable on automobile secured financing	2,836,280	4,317,352
Payments on notes payable on automobile secured financing	(2,196,627)	(2,700,726)
Decrease in borrowings	(300)	(16,598)
Decrease in amounts held on behalf of trustee		(48,014)
Increase (decrease) in FHLB advances	80,433	(540,570)
(Payments on) issuance of subordinated debentures	(5,742)	292,843
Increase in restricted cash	(127,413)
Proceeds from issuance of common stock	579	52,484
Proceeds from issuance of subsidiary common stock	32	10,292
Cash dividends	(9,801)	(8,635)
Payments on cash flow hedges	(28,299)	(46,766)

NET CASH PROVIDED BY FINANCING ACTIVITIES	527,516	1,115,768

(DECREASE) INCREASE IN CASH AND DUE FROM BANKS	(22,694)	228,806
Cash and due from banks at beginning of year	84,215	104,327

CASH AND DUE FROM BANKS AT END OF PERIOD	$61,521	$333,133

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2002 included in our Form 10-K.

During the second quarter of 2003, various amounts related to certain securitization transactions were reclassified to restricted cash on the Statement of Financial Condition. Previously, such amounts were reported as a reduction of notes payable on automobile secured financing on the Statement of Financial Condition. The 2002 amounts have been reclassified accordingly. Restricted cash represents amounts due to securitization trusts that are held by the trustee until such cash is released by the trustee.

During the first quarter of 2003, Chapter 13 bankruptcy accounts greater than 120 days were reclassified to contracts receivable and the related reserves were reclassified to the allowance for credit losses on the Statement of Financial Condition. Previously, such amounts were reported as nonperforming assets and were included in other assets on the Statement of Financial Condition. The 2002 amounts have been reclassified accordingly. These loans were considered in the overall evaluation of the adequacy of our allowance for credit losses for the periods reported. See “Asset Quality — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, also known as SFAS No. 149. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of SFAS No. 149 will not have a material effect on our earnings or financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, also known as SFAS No. 150. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The adoption of SFAS No. 150 will not have a material effect on our earnings or financial position.

Note 2 – Mortgage-Backed Securities Available for Sale

Mortgage-backed securities available for sale consisted of the following:

		June 30, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

		(Dollars in thousands)
GNMA certificates	$2,638,801	$36,558	$1,435	$2,673,924
FNMA participation certificates	30,239	504		30,743
FHLMC participation certificates	680	13		693
Other	1,889			1,889

	$2,671,609	$37,075	$1,435	$2,707,249

		December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

		(Dollars in thousands)
GNMA certificates	$2,562,459	$46,008	$1,010	$2,607,457
FNMA participation certificates	38,647	477		39,124
FHLMC participation certificates	1,046	22		1,068
Other	2,008			2,008

	$2,604,160	$46,507	$1,010	$2,649,657

Note 3 – Net Loans Receivable

Net loans receivable consisted of the following:

	June 30,	December 31,
	2003	2002

	(Dollars in thousands)
Consumer:
Automobile contracts	$10,127,145	$8,993,266
Dealer participation, net of deferred contract fees	166,815	154,671
Other	9,268	7,531
Unearned discounts	(77,180)	(91,713)

	10,226,048	9,063,755
Real estate:
Mortgage	247,702	277,233
Construction	24,612	14,150

	272,314	291,383
Undisbursed loan proceeds	(9,232)	(8,453)

	263,082	282,930
Commercial	94,352	97,216

	10,583,482	9,443,901
Allowance for credit losses	(291,459)	(269,352)

	$10,292,023	$9,174,549

Note 4 – Allowance for Credit Losses

The following table sets forth the activity in the allowance for credit losses:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(Dollars in thousands)
Balance at beginning of period	$281,030	$196,408	$269,352	$178,218
Chargeoffs:
Consumer loans	(79,369)	(57,494)	(170,149)	(122,095)
Mortgage loans	(267)	(3)	(338)	(71)

	(79,636)	(57,497)	(170,487)	(122,166)
Recoveries:
Consumer loans	21,990	17,075	44,590	34,236
Mortgage loans	39		83

	22,029	17,075	44,673	34,236

Net chargeoffs	(57,607)	(40,422)	(125,814)	(87,930)
Provision for credit losses	68,036	62,350	147,921	128,048

Balance at end of period	$291,459	$218,336	$291,459	$218,336

Ratio of allowance for credit losses to loans at the end of the period	2.8%	2.5%	2.8%	2.5%
Ratio of net chargeoffs during the period (annualized) to average loans outstanding during the period	2.3%	2.0%	2.5%	2.2%

Note 5 – Deposits

Deposits consisted of the following:

		Weighted
		Average Rate
	Weighted	For the Three
	Average Rate at	Months Ended June	June 30,
	June 30, 2003 (1)	30, 2003 (2)	2003	December 31, 2002

			(Dollars in thousands)
Noninterest bearing deposits			$207,306	$165,844
Demand deposit accounts	0.2%	0.2%	1,460	1,037
Passbook accounts	0.2	0.3	6,235	6,688
Money market deposit accounts	1.6	1.5	831,787	730,245
Brokered certificate accounts	2.1	2.3	99,100	98,992
Certificate accounts	2.8	5.8	887,374	972,178

			$2,033,262	$1,974,984

(1)	Contractual rate.

(2)	Includes effects of hedging activities.

The increase in deposits was due to the increase in money market deposit accounts as well as the opening of a new Southern California branch.

Note 6 – Notes Payable on Automobile Secured Financing

In connection with our asset-backed securitization activities, we issued $1.5 billion and $2.8 billion of notes secured by automobile contracts for the three and six months ended June 30, 2003, respectively, compared with $1.8 billion and $4.3 billion for the same respective periods in 2002. The $1.5 billion and $2.8 billion issued during the three and six months ended June 30, 2003 were through public transactions. The $1.8 billion issued during the three months ended June 30, 2002 was through a public transaction. Of the $4.3 billion issued during the six months ended June 30, 2002, $3.5 billion was through public transactions and $775 million was through a private placement. The private placement was through a conduit facility established in January 2002. We had no amounts outstanding on a conduit facility at June 30, 2002. There were $9.7 billion of notes payable on automobile secured financing outstanding at June 30, 2003 compared with $8.5 billion at December 31, 2002.

Interest payments on the public transactions based on the respective note’s interest rate are due either monthly or quarterly, in arrears. Interest payments on the conduit facility were due monthly, in arrears, based on the respective note’s interest rate. Interest expense on all notes payable on automobile secured financing, including interest payments under interest rate swap agreements, totaled $106 million and $217 million for the three and six months ended June 30, 2003, respectively, compared with $103 million and $195 million for the same respective periods in 2002.

Note 7 – Accumulated Other Comprehensive Loss, Net of Tax

The following table summarizes the components of accumulated other comprehensive loss, net of tax:

	June 30,	December 31,
	2003	2002

	(Dollars in thousands)
Unrealized gain on marketable securities	$21,399	$27,145
Unrealized loss on interest rate swaps: (1)
Deposits	(63,049)	(53,081)
Automobile secured financing	(37,700)	(43,624)
Securities sold under agreements to repurchase	(3,128)	(3,092)

	(103,877)	(99,797)
Realized loss on settled cash flow hedges: (1)
Deposits	(9,653)	(11,367)
Automobile secured financing	(19,140)	(17,531)

	(28,793)	(28,898)

Total other accumulated comprehensive loss	$(111,271)	$(101,550)

(1)	All cash flow hedges are structured to hedge future interest payments on deposits or borrowings.

Note 8 — Stock Options

In May 2001, we adopted the 2001 Westcorp Stock Option Plan, also known as the 2001 Plan, an incentive stock option plan for certain associates and directors. The 2001 Plan replaced the 1991 Stock Option Plan, also known as the 1991 Plan that expired on April 15, 2001. Those who received options prior to the approval of the 2001 Plan are still subject to the 1991 Plan and may continue to exercise the remaining shares that are outstanding and exercisable. However, any and all shares reserved for the 1991 Plan are no longer available for future grants. As such, no further grants will be made under the expired 1991 Plan.

     Options outstanding and exercisable at June 30, 2003 were as follows:

	Options Outstanding			Options Exercisable

Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$9.00 - 10.00	750	2.12	$9.94	750	$9.94
12.00 - 13.00	217,046	2.52	12.62	217,046	12.63
13.00 - 14.00	217,625	3.65	13.25	153,967	13.25
15.00 - 16.00	1,000	4.36	15.25	500	15.25
17.00 - 18.00	307,375	4.65	17.32	146,250	17.32
18.00 - 19.00	808,750	2.54	18.56	87,500	18.30
19.00 - 20.00	5,000	6.11	19.85
20.00 - 21.00	3,000	6.36	20.41

9.00 - 21.00	1,560,546	4.45	$16.75	606,013	$14.73

Stock option activity is summarized as follows:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2002	1,076,814	$14.67
Granted	414,500	18.33
Exercised	(143,251)	13.29
Canceled	(180,625)	16.06

Outstanding at December 31, 2002	1,167,438	15.91
Granted	444,000	18.78
Exercised	(39,642)	14.61
Canceled	(11,250)	15.49

Outstanding at June 30, 2003	1,560,546	$16.75

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Our stock options have characteristics significantly different from traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. In 2002, we utilized the Black-Scholes option valuation model to determine the fair value of the options granted. During 2003, we decided to utilize the Binomial option valuation model for all stock options expensed as part of our implementation of SFAS No. 148. In addition, in 2003 we utilized the Binomial option valuation model to value all outstanding options, including those granted prior to 2003, as we feel it provides a better measure of value for companies that pay dividends. In our opinion, neither of these models necessarily provides a reliable single measure of the fair value of our employee stock options. The weighted average fair value of options granted during the period ending June 30, 2003 was $5.48, compared to $6.11 for the year ended December 31, 2002.

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

Pro forma net income and diluted earnings per share for the respective periods were as follows:

	For the Three Months Ended		For the Six Months Ended

	June 30,		June 30,

	2003	2002	2003	2002

		(Dollars in thousands,
		Except per share amounts)
Net income, as reported	$31,603	$21,708	$55,152	$38,562
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	123		163
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	339	214	605	429

Pro forma net income	$31,387	$21,494	$54,710	$38,133

Earnings per share
Basic — as reported	$0.81	$0.55	$1.41	$1.02

Basic — pro forma	$0.80	$0.55	$1.40	$1.00

Earnings per share
Diluted — as reported	$0.80	$0.55	$1.39	$1.00

Diluted — pro forma	$0.79	$0.54	$1.38	$0.99

The difference between our pro forma net income and earnings per share and our reported net income and earnings per share is immaterial.

Note 9 — Dividends

On June 9, 2003, we declared a cash dividend of $0.13 per share for shareholders of record as of August 5, 2003 with a payable date of August 19, 2003.

Note 10 – Subsequent Events

We completed a common stock offering in July 2003 in which we raised a total of $163 million through the issuance of 6.1 million additional common shares at a price of $28.00 per share. With the completion of this offering, our total number of common shares issued and outstanding increased 15.6% to 45.4 million shares at July 31, 2003.

On August 7, 2003, we declared a cash dividend of $0.13 per share for shareholders of record as of November 4, 2003 with a payable date of November 18, 2003.

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

Our primary sources of revenue are net interest income and noninterest income. Net interest income is the difference between the income earned on interest earning assets and the interest paid on interest bearing liabilities. We generate interest income from our loan portfolio, which consists of consumer, mortgage and commercial loans, and from investments in mortgage-backed securities and other short-term investments. We fund our loan portfolio and investments with funds derived from deposits, notes payable on automobile secured financing, advances from the Federal Home Loan Bank, also known as the FHLB, securities sold under agreements to repurchase, other borrowings and equity.

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

Selected Financial Data

The following table presents summary unaudited financial data for the three and six months ended June 30, 2003 and 2002. Since this table is only a summary and does not provide all of the information contained in our financial statements, including the related notes, you should read our Consolidated Financial Statements contained elsewhere herein. Certain amounts from the prior years’ Consolidated Financial Statements have been reclassified to conform to the current year presentation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2003	2002	2003	2002

	(Dollars in thousands, except per share amounts)

Consolidated Statements of Operations Data:
Interest income	$309,278	$280,008	$616,781	$542,204
Interest expense	135,353	133,111	276,565	253,180

Net interest income	173,925	146,897	340,216	289,024
Provision for credit losses	68,036	62,350	147,921	128,048

Net interest income after provision for credit losses	105,889	84,547	192,295	160,976
Noninterest income	27,731	20,732	55,483	37,892
Noninterest expense	72,657	64,774	141,096	125,634

Income before income tax	60,963	40,505	106,682	73,234
Income tax	23,975	15,185	42,200	28,149

Income before minority interest	36,988	25,320	64,482	45,085
Minority interest in earnings of subsidiaries	5,385	3,612	9,330	6,523

Net income	$31,603	$21,708	$55,152	$38,562

Weighted average number of shares and common share equivalents — diluted	39,676,670	39,691,778	39,572,086	38,381,102
Earnings per common share — diluted	$0.80	$0.55	$1.39	$1.00
Dividends per share	$0.13	$0.12	$0.25	$0.23
Dividend payout ratio	16.3%	21.9%	17.9%	22.9%

	June 30,	December 31,
	2003	2002

	(Dollars in thousands)
Consolidated Statements of Financial Condition Data:
Assets:
Cash and other assets	$280,634	$273,310
Loans:
Consumer (1)	10,226,048	9,063,755
Mortgage (2)	263,082	282,930
Commercial	94,352	97,216
Mortgage-backed securities	2,707,249	2,649,657
Investments and time deposits	93,744	115,771

Total assets	$13,665,109	$12,482,639

Liabilities:
Deposits	$2,033,262	$1,974,984
Notes payable on automobile secured financing	9,729,336	8,494,678
FHLB advances and other borrowings	634,567	618,766
Amounts held on behalf of trustee		177,642
Subordinated debentures	395,628	400,561
Other liabilities	111,593	101,145

Total liabilities	12,904,386	11,767,776
Minority interest in equity of subsidiaries	111,079	101,666
Shareholders’ equity	649,644	613,197

Total liabilities and shareholders’ equity	$13,665,109	$12,482,639

	At or For the		At or For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(Dollars in thousands)
Other Selected Financial Data:
Average assets	$13,298,600	$11,101,704	$13,163,920	$10,814,898
Return on average assets	0.95%	0.78%	0.84%	0.71%
Average shareholders’ equity (3)	$742,121	$663,995	$732,065	$640,736
Return on average shareholders’ equity (3)	17.03%	13.08%	15.07%	12.04%
Equity to assets ratio (3)	5.57%	6.03%	5.57%	6.03%
Book value per share (3)	$19.39	$17.40	$19.39	$17.40
Originations:
Consumer loans (1)	$1,588,803	$1,495,606	$2,942,731	$2,761,795
Mortgage loans (2)	14,996	12,325	19,310	21,464
Commercial loans	98,972	68,907	195,656	130,175

Total loan originations	$1,702,771	$1,576,838	$3,157,697	$2,913,434

Interest rate spread	5.00%	5.16%	4.99%	5.39%

(1)	Net of unearned discounts.

(2)	Net of undisbursed loan proceeds.

(3)	Accumulated other comprehensive loss excluded from shareholders’ equity.

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

Securitization Transactions

Contracts sold by us to our special purpose entity subsidiaries in connection with securitization transactions are treated as having been sold for bankruptcy remoteness purposes, thereby isolating those assets in our special purpose entity subsidiaries, and as secured financings under Generally Accepted Accounting Principles, also known as GAAP. For GAAP purposes, the contracts are retained on the balance sheet with the securities issued to finance the contracts recorded as notes payable on automobile secured financing. We record interest income on the securitized contracts and interest expense on the notes issued through the securitization transactions.

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

The analysis of the adequacy of the allowance for credit losses is not only dependent upon effective quantitative and qualitative analyses, but also effective loan review and asset classification. We classify our assets in accordance with regulatory guidance. Our multifamily and commercial loan portfolios are evaluated individually while our single family and consumer portfolios are evaluated in pools. We classify our assets into five categories: Pass, Special Mention, Substandard, Doubtful and Loss. Based upon our asset classifications, we establish general and specific valuation allowances.

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

Notes Payable on Automobile Secured Financing

The contracts originated and held by us are fixed rate and, accordingly, we have exposure to changes in interest rates. To protect against potential changes in interest rates affecting interest payments on future securitization transactions, we may enter into various hedge agreements prior to closing the transaction. The market value of these hedge agreements is designed to respond inversely to changes in interest rates. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the hedge transaction. Gains and losses on these agreements are recorded in accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. If a hedge is greater than 100% effective, the effective portion of the gain or loss on such hedge is reported in other comprehensive income and the ineffective portion (the amount in excess of 100%) is immediately reported in interest expense. Upon closing of the securitization transaction, the gains or losses are amortized on a level yield basis over the duration of the notes issued.

If we issue variable rate notes payable in connection with our securitization activities, we may also enter into interest rate swap agreements in order to hedge our variable interest rate exposure on future interest payments. The fair value of the interest rate swap agreements is included in notes payable on automobile secured financing, and any change in the fair value is reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. If a hedge is greater than 100% effective, the effective portion of the gain or loss on such hedge is reported in other comprehensive income and the ineffective portion (the amount in excess of 100%) is immediately reported in interest expense. Related interest income or expense is settled on a quarterly basis and recognized as an adjustment to interest expense in our Consolidated Statements of Income.

We may also enter into interest rate swap agreements or other derivatives that do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, also known as SFAS No. 133, or that we choose not to designate as hedges. These derivatives pertain to variable rate notes issued in conjunction with the securitization of our contracts. Any change in the market value of such derivatives and related income or expense is recorded to other noninterest income each month.

Results of Operations

Net Interest Income

Net interest income is affected by the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities (interest rate spread) and the relative amounts of our interest earning assets and interest bearing liabilities. Net interest income totaled $174 million and $340 million for the three and six months ended June 30, 2003, respectively, compared to $147 million and $289 million for the same respective periods in 2002. The increase in net interest income was the result of us holding more automobile contracts on the balance sheet even as overall net interest margins declined.

The following table presents information relative to the average balances and interest rates on an owned basis for the periods indicated:

			For the Three Months Ended June 30,

	2003			2002

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

			(Dollars in thousands)
Interest earning assets:
Total investments:
Mortgage-backed securities	$2,541,878	$21,241	3.34%	$2,039,400	$27,680	5.43%
Other short-term investments	315,330	1,354	1.72	417,589	2,332	2.24
Investment securities	6,500	87	5.35	6,553	115	6.99
Interest earning deposits with others	8,100	18	0.89	4,911	18	1.46

Total investments	2,871,808	22,700	3.16	2,468,453	30,145	4.88
Total loans: (1)
Consumer loans	10,009,466	282,001	11.30	7,735,524	243,409	12.62
Mortgage loans	256,201	3,519	5.49	337,027	5,199	6.17
Commercial loans	114,805	1,342	4.62	91,863	1,255	5.40

Total loans	10,380,472	286,862	11.08	8,164,414	249,863	12.27

Total interest earning assets	$13,252,280	309,562	9.37	$10,632,867	280,008	10.55

Interest bearing liabilities:
Deposits	$2,011,243	17,017	3.39	$2,187,586	20,186	3.70
Securities sold under agreements to repurchase	204,184	1,111	2.15	125,676	1,053	2.89
FHLB advances and other borrowings	391,019	1,456	1.47	44,018	392	3.57
Notes payable on automobile secured financing	9,406,809	106,174	4.51	7,289,064	103,155	5.66
Subordinated debentures	396,610	9,879	9.96	337,030	8,325	9.88

Total interest bearing liabilities	$12,409,865	135,637	4.37	$9,983,374	133,111	5.39

Net interest income and interest rate spread		$173,925	5.00%		$146,897	5.16%

Net yield on average interest earning assets			5.25%			5.53%

(1)	For the purpose of these computations, nonaccruing loans are included in the average loan amounts outstanding.

			For the Six Months Ended June 30,

		2003			2002

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

			(Dollars in thousands)
Interest earning assets:
Total investments:
Mortgage-backed securities	$2,513,539	$46,015	3.66%	$2,074,934	$55,662	5.37%
Other short-term investments	325,566	3,037	1.88	278,984	3,491	2.52
Investment securities	6,768	180	5.33	6,293	233	7.39
Interest earning deposits with others	9,173	43	0.94	5,359	42	1.59

Total investments	2,855,046	49,275	6.90	2,365,570	59,428	10.05
Total loans: (1)
Consumer loans	9,853,159	558,132	11.42	7,453,582	468,860	12.69
Mortgage loans	264,072	7,339	5.56	344,494	11,002	6.39
Commercial loans	115,171	2,679	4.65	96,290	2,914	6.05

Total loans	10,232,402	568,150	11.20	7,894,366	482,776	12.33

Total interest earning assets	$13,087,448	617,425	9.51	$10,259,936	542,204	10.64

Interest bearing liabilities:
Deposits	$1,987,392	34,574	3.51	$2,265,132	41,196	3.67
Securities sold under agreements to repurchase	226,157	2,400	2.11	145,419	2,097	2.87
FHLB advances and other borrowings	408,804	3,085	1.53	256,181	2,894	2.27
Notes payable on automobile secured financing	9,254,688	217,334	4.70	6,758,304	195,172	5.78
Subordinated debentures	397,711	19,816	9.96	242,395	11,821	9.75

Total interest bearing liabilities	$12,274,752	277,209	4.52	$9,667,431	253,180	5.25

Net interest income and interest rate spread		$340,216	4.99%		$289,024	5.39%

Net yield on average interest earning assets			5.20%			5.63%

(1)	For the purpose of these computations, nonaccruing loans are included in the average loan amounts outstanding.

The total interest rate spread decreased 16 basis points for the three months ended June 30, 2003, compared with the three months ended June 30, 2002 due to a decrease of 118 basis points in the yield on interest earning assets combined with an 102 basis point decrease in the cost of funds. The total interest rate spread decreased 40 basis points for the six months ended June 30, 2003 compared with the six months ended June 30, 2002 due to a decrease of 113 basis points in the yield on interest earning assets combined with a 73 basis point decrease in the cost of funds. The decrease in the yield on interest earning assets in 2003 is primarily due to our shift to originating a higher percentage of prime credit quality contracts, higher prepayments on our MBS portfolio, and a lower interest rate environment. The decrease in the cost of funds in 2003 compared with 2002 is due primarily to a lower interest rate environment. Net interest income increased as more automobile contracts were held on the balance sheet.

The following table sets forth the changes in net interest income attributable to changes in volume (change in average portfolio volume multiplied by prior period average rate) and changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance):

	For the Six Months Ended June 30, 2003
	Compared to the Six Months Ended June 30, 2002 (1)

	Volume	Rate	Total

		(Dollars in thousands)
Interest income:
Mortgage-backed securities	$24,463	$(34,110)	$(9,647)
Other short-term investments	1,236	(1,690)	(454)
Investment securities	44	(97)	(53)
Interest earning deposits with others	45	(44)	1
Total loans:
Consumer loans	212,525	(123,253)	89,272
Mortgage loans	4,632	(8,295)	(3,663)
Commercial loans	1,129	(1,364)	(235)

Total interest earning assets	$244,074	$(168,853)	$75,221

Interest expense:
Deposits	$(4,885)	$(1,737)	$(6,622)
Securities sold under agreements to repurchase	579	(276)	303
FHLB advances and other borrowings	420	(229)	191
Notes payable on automobile secured financings	44,849	(22,687)	22,162
Subordinated debentures	7,735	260	7,995

Total interest bearing liabilities	$48,698	$(24,669)	$24,029

Net change in net interest income			$51,192

(1)	In the analysis of interest changes due to volume and rate, the changes due to the volume/rate variance (the combined effect of change in weighted average interest rate and change in average portfolio balance) have been allocated proportionately based on the absolute value of the volume and rate variances.

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

The provision for credit losses totaled $68.0 million and $148 million for the three and six months ended June 30, 2003, respectively, compared with $62.4 million and $128 million for the same respective periods a year earlier. Net chargeoffs totaled $57.6 million and $126 million for the three and six months ended June 30, 2003, respectively, compared with $40.4 million and $87.9 million for the same respective periods in 2002. The increase in the provision for credit losses was a result of our loans held on balance sheet increasing by approximately $1.1 billion or 12% from December 31, 2002 as well as an increase in chargeoffs due to the slowdown in the economy. The increase in our loans was due primarily to gaining control over the loans of the trusts for all of our outstanding securitization transactions previously treated as sales for accounting purposes as well as retaining loans originated during the quarter. We recorded $10.4 million and $22.1 million in provisions for credit losses in excess of chargeoffs for the three and six months ended June 30, 2003 as a result of the transitional effects related to the elimination of off balance sheet accounting for securitizations. The allowance for credit losses as a percentage of owned loans outstanding was 2.8% at June 30, 2003, compared with 2.9% at December 31, 2002.

Contract Securitizations

The following table lists each of our public securitizations. All securitizations prior to 1999-A were paid in full on or before their contractual maturity dates:

Securitizations

				Remaining		Gross
			Remaining	Balance as a	Original	Original	Interest
Issue		Original	Balance at	Percent of	Weighted	Weighted Average	Rate
Number	Close Date	Balance	June 30, 2003 (1)	Original Balance	Average APR	Securitization Rate	Spread (2)

			(Dollars in thousands)
1985-A	December, 1985	$110,000	Paid in full		18.50%	8.38%	10.12%
1986-A	November, 1986	191,930	Paid in full		14.20	6.63	7.57
1987-A	March, 1987	125,000	Paid in full		12.42	6.75	5.67
1987-B	July, 1987	110,000	Paid in full		12.68	7.80	4.88
1988-A	February, 1988	155,000	Paid in full		13.67	7.75	5.92
1988-B	May, 1988	100,000	Paid in full		14.01	8.50	5.51
1988-C	July, 1988	100,000	Paid in full		15.41	8.50	6.91
1988-D	October, 1988	105,000	Paid in full		14.95	8.85	6.10
1989-A	March, 1989	75,000	Paid in full		15.88	10.45	5.43
1989-B	June, 1989	100,000	Paid in full		15.96	9.15	6.81
1990-A	August, 1990	150,000	Paid in full		16.05	8.35	7.70
1990-1	November, 1990	150,000	Paid in full		15.56	8.50	7.06
1991-1	April, 1991	200,000	Paid in full		16.06	7.70	8.36
1991-2	May, 1991	200,000	Paid in full		15.75	7.30	8.45
1991-3	August, 1991	175,000	Paid in full		15.69	6.75	8.94
1991-4	December, 1991	150,000	Paid in full		15.53	5.63	9.90
1992-1	March, 1992	150,000	Paid in full		14.49	5.85	8.64
1992-2	June, 1992	165,000	Paid in full		14.94	5.50	9.44
1992-3	September, 1992	135,000	Paid in full		14.45	4.70	9.75
1993-1	March, 1993	250,000	Paid in full		13.90	4.45	9.45
1993-2	June, 1993	175,000	Paid in full		13.77	4.70	9.07
1993-3	September, 1993	187,500	Paid in full		13.97	4.25	9.72
1993-4	December, 1993	165,000	Paid in full		12.90	4.60	8.30
1994-1	March, 1994	200,000	Paid in full		13.67	5.10	8.57
1994-2	May, 1994	230,000	Paid in full		14.04	6.38	7.66
1994-3	August, 1994	200,000	Paid in full		14.59	6.65	7.94
1994-4	October, 1994	212,000	Paid in full		15.58	7.10	8.48
1995-1	January, 1995	190,000	Paid in full		15.71	8.05	7.66
1995-2	March, 1995	190,000	Paid in full		16.36	7.10	9.26
1995-3	June, 1995	300,000	Paid in full		15.05	6.05	9.00
1995-4	September, 1995	375,000	Paid in full		15.04	6.20	8.84
1995-5	December, 1995	425,000	Paid in full		15.35	5.88	9.47
1996-A	March, 1996	485,000	Paid in full		15.46	6.13	9.33
1996-B	June, 1996	525,000	Paid in full		15.74	6.75	8.99
1996-C	September, 1996	535,000	Paid in full		15.83	6.60	9.23
1996-D	December, 1996	545,000	Paid in full		15.43	6.17	9.26
1997-A	March, 1997	500,000	Paid in full		15.33	6.60	8.73
1997-B	June, 1997	590,000	Paid in full		15.36	6.37	8.99
1997-C	September, 1997	600,000	Paid in full		15.43	6.17	9.26
1997-D	December, 1997	500,000	Paid in full		15.19	6.34	8.85
1998-A	March, 1998	525,000	Paid in full		14.72	6.01	8.71
1998-B	June, 1998	660,000	Paid in full		14.68	6.06	8.62
1998-C	November, 1998	700,000	Paid in full		14.42	5.81	8.61
1999-A	January, 1999	1,000,000	$53,956	5.40%	14.42	5.70	8.72
1999-B	July, 1999	1,000,000	102,018	10.20	14.62	6.36	8.26
1999-C	November, 1999	500,000	73,427	14.69	14.77	7.01	7.76
2000-A	March, 2000	1,200,000	202,313	16.86	14.66	7.28	7.38
2000-B	May, 2000	1,000,000	188,130	18.81	14.84	7.78	7.06
2000-C	August, 2000	1,390,000	340,560	24.50	15.04	7.32	7.72
2000-D	November, 2000	1,000,000	307,742	30.77	15.20	6.94	8.26
2001-A	January, 2001	1,000,000	340,625	34.06	14.87	5.77	9.10
2001-B	May, 2001	1,370,000	491,016	35.84	14.41	4.23	10.18
2001-C	August, 2001	1,200,000	536,227	44.69	13.90	4.50	9.40
2002-1	March, 2002	1,800,000	1,079,389	59.97	13.50	4.26	9.24
2002-2	May, 2002	1,750,000	1,208,579	69.06	12.51	3.89	8.62
2002-3	August, 2002	1,250,000	937,871	75.03	12.30	3.06	9.24
2002-4	November, 2002	1,350,000	1,160,050	85.93	12.18	2.66	9.52
2003-1	February, 2003	1,343,250	1,209,572	90.05	11.79	2.42	9.37
2003-2	May, 2003	1,492,500	1,492,500	100.00	11.57	2.13	9.44

	Total	$31,557,180	$9,723,975

(1)	Represents only the note payable amounts outstanding at the period indicated.

(2)	Represents the difference between the original weighted average annual percentage rate, also known as APR, and the estimated weighted average securitization rate on the closing date of the securitization.

Noninterest Expense

Noninterest expense totaled $72.7 million and $141 million for the three and six months ended June 30, 2003, compared with $64.8 million and $126 million for the same respective periods in 2002. Noninterest expense as a percent of total revenues improved to 36% for both the three and six months ended June 30, 2003, compared to 39% and 38% for the same respective periods a year ago as a result of fully amortizing our retained interest in securitized assets during 2002.

Income Taxes

We file federal and certain state tax returns as part of a consolidated group that includes the Bank and WFS. We file other state tax returns as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. Our effective tax rate was 39% and 40% for the three and six months ended June 30, 2003, respectively, compared to 38% for the same respective periods in 2002.

Financial Condition

Overview

Total assets increased $1.2 billion or 9.5% to $13.7 billion at June 30, 2003 from $12.5 billion at December 31, 2002. The increase is due to retaining contracts originated on our balance sheet and regaining control over all assets of the trusts for all our outstanding securitizations previously treated as sales for accounting purposes.

Loan Portfolio

The following table presents a summary of our automobile contracts purchased:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(Dollars in thousands)
New vehicles	$490,257	$450,205	$875,377	$773,472
Pre-owned vehicles	1,096,359	1,044,802	2,063,292	1,987,061

Total volume	$1,586,616	$1,495,007	$2,938,669	$2,760,533

Prime	$1,308,867	$1,178,654	$2,423,151	$2,183,941
Non-prime	277,749	316,353	515,518	576,592

Total volume	$1,586,616	$1,495,007	$2,938,669	$2,760,533

Commercial Loan Portfolio

We had outstanding loan commitments of $194 million at June 30, 2003 compared with $199 million at December 31, 2002. We originated $99.0 million and $196 million of commercial loans for the three and six months ended June 30, 2003, respectively, compared with $68.9 million and $130 million for the same respective periods in 2002. Amounts outstanding at June 30, 2003 and December 31, 2002 were $94.4 million and $97.2 million, respectively. Though we continue to focus on expanding our commercial banking operation, it has not been a significant source of revenue.

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

At June 30, 2003, the percentage of accounts delinquent 30 days or greater was 2.75% compared with 3.50% at December 31, 2002. We calculate delinquency based on the contractual due date. The improvement in delinquency is primarily the result of seasonal trends. Net chargeoffs on average automobile contracts were 2.33% and 2.59% for the three and six months ended June 30, 2003, respectively, compared with 2.19% and 2.47% for the same respective periods in 2002. The increase in credit loss experience is primarily a result of continued weakness in the economy.

The following table sets forth information with respect to the delinquency of our portfolio of contracts:

	June 30, 2003		December 31, 2002

	Amount	%	Amount	%

	(Dollars in thousands)
Contracts managed at end of period	$10,049,965		$9,389,974

Period of delinquency 30-59 days	$198,901	1.98%	$238,204	2.54%
60 days or more (1)	77,391	0.77	90,291	0.96

Total contracts delinquent and delinquencies as a percentage of contracts managed (1)	$276,292	2.75%	$328,495	3.50%

(1)	Excludes Chapter 13 bankruptcy accounts greater than 120 days past due of $42.6 million and $41.5 million at June 30, 2003 and December 31, 2002, respectively.

The following table sets forth information with respect to repossessions in our portfolio of contracts:

	June 30, 2003		December 31, 2002

	Number of		Number
	Contracts	Amount	of Contracts	Amount

	(Dollars in thousands)
Contracts managed	796,688	$10,049,965	757,269	$9,389,974

Repossessed vehicles	1,412	$9,417	2,375	$16,433

Repossessed vehicles as a percentage of number and amount of contracts outstanding	0.18%	0.09%	0.31%	0.18%

The following table sets forth information with respect to actual credit loss experience on our portfolio of contracts:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(Dollars in thousands)
Average contracts managed during period	$9,839,661	$8,640,187	$9,686,488	$8,456,742

Gross chargeoffs	$79,369	$68,508	$170,148	$148,300
Recoveries	21,937	21,227	44,535	43,860

Net chargeoffs	$57,432	$47,281	$125,613	$104,440

Net chargeoffs as a percentage of average contracts managed during period	2.33%	2.19%	2.59%	2.47%

The following table sets forth the cumulative static pool losses by month for all outstanding public securitized pools:

Cumulative Static Pool Loss Curves
At June 30, 2003

Period (1)		1999-A	1999-B	1999-C	2000-A	2000-B	2000-C	2000-D	2001-A	2001-B	2001-C	2002-1	2002-2	2002-3	2002-4	2003-1	2003-2

1		0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2		0.04%	0.04%	0.02%	0.03%	0.02%	0.04%	0.04%	0.03%	0.03%	0.04%	0.01%	0.00%	0.02%	0.02%	0.01%	0.00%
3		0.11%	0.11%	0.10%	0.10%	0.09%	0.13%	0.11%	0.09%	0.10%	0.09%	0.06%	0.03%	0.06%	0.07%	0.04%
4		0.20%	0.26%	0.25%	0.20%	0.24%	0.27%	0.24%	0.20%	0.21%	0.20%	0.15%	0.10%	0.14%	0.16%	0.11%
5		0.33%	0.47%	0.40%	0.36%	0.39%	0.46%	0.39%	0.33%	0.33%	0.35%	0.29%	0.18%	0.27%	0.26%	0.18%
6		0.46%	0.66%	0.56%	0.55%	0.59%	0.65%	0.54%	0.50%	0.50%	0.49%	0.43%	0.32%	0.44%	0.38%
7		0.62%	0.87%	0.71%	0.71%	0.78%	0.81%	0.74%	0.70%	0.69%	0.65%	0.60%	0.49%	0.57%	0.50%
8		0.76%	1.00%	0.86%	0.91%	0.99%	0.93%	0.93%	0.84%	0.87%	0.81%	0.84%	0.66%	0.70%	0.61%
9		0.92%	1.13%	1.01%	1.10%	1.17%	1.07%	1.13%	1.04%	1.05%	0.95%	1.06%	0.82%	0.82%
10		1.11%	1.24%	1.14%	1.27%	1.33%	1.24%	1.34%	1.24%	1.22%	1.07%	1.28%	0.96%	0.96%
11		1.30%	1.35%	1.34%	1.45%	1.44%	1.41%	1.50%	1.45%	1.36%	1.20%	1.48%	1.10%	1.10%
12		1.47%	1.44%	1.52%	1.58%	1.57%	1.62%	1.74%	1.67%	1.53%	1.37%	1.67%	1.26%
13		1.61%	1.58%	1.74%	1.73%	1.72%	1.86%	1.95%	1.90%	1.67%	1.55%	1.82%	1.39%
14		1.73%	1.74%	1.94%	1.85%	1.86%	2.04%	2.21%	2.09%	1.81%	1.74%	1.99%	1.51%
15		1.81%	1.85%	2.09%	2.00%	2.04%	2.25%	2.48%	2.25%	2.00%	1.97%	2.14%
16		1.89%	2.03%	2.27%	2.15%	2.24%	2.45%	2.71%	2.41%	2.19%	2.16%	2.27%
17		2.00%	2.16%	2.39%	2.37%	2.39%	2.68%	2.89%	2.54%	2.37%	2.36%
18		2.10%	2.30%	2.53%	2.52%	2.55%	2.88%	3.08%	2.73%	2.60%	2.59%
19		2.24%	2.42%	2.67%	2.67%	2.73%	3.08%	3.22%	2.93%	2.80%	2.78%
20		2.35%	2.50%	2.81%	2.83%	2.93%	3.23%	3.40%	3.11%	3.01%	2.95%
21		2.46%	2.58%	2.92%	2.99%	3.12%	3.38%	3.59%	3.34%	3.19%	3.14%
22		2.55%	2.67%	3.10%	3.16%	3.27%	3.54%	3.78%	3.54%	3.34%	3.29%
23		2.63%	2.77%	3.28%	3.34%	3.38%	3.67%	3.96%	3.72%	3.49%	3.41%
24		2.71%	2.87%	3.38%	3.49%	3.52%	3.83%	4.18%	3.92%	3.62%
25		2.77%	3.01%	3.55%	3.63%	3.63%	4.00%	4.41%	4.10%	3.75%
26		2.82%	3.14%	3.68%	3.75%	3.73%	4.16%	4.58%	4.23%	3.87%
27		2.89%	3.16%	3.84%	3.86%	3.84%	4.35%	4.79%	4.36%
28		2.96%	3.29%	3.98%	3.97%	3.97%	4.50%	4.96%	4.47%
29		3.02%	3.40%	4.14%	4.09%	4.11%	4.64%	5.08%	4.56%
30		3.09%	3.50%	4.19%	4.21%	4.26%	4.79%	5.22%
31		3.17%	3.61%	4.30%	4.33%	4.40%	4.92%	5.34%
32		3.20%	3.68%	4.38%	4.47%	4.50%	5.02%	5.44%
33		3.27%	3.74%	4.46%	4.59%	4.61%	5.12%
34		3.35%	3.81%	4.57%	4.68%	4.70%	5.22%
35		3.41%	3.87%	4.66%	4.79%	4.78%	5.29%
36		3.47%	3.91%	4.76%	4.86%	4.85%
37		3.52%	3.97%	4.84%	4.93%	4.94%
38		3.55%	4.03%	4.96%	5.01%	4.99%
39		3.58%	4.09%	5.03%	5.08%
40		3.61%	4.13%	5.13%	5.13%
41		3.63%	4.18%	5.20%
42		3.66%	4.23%	5.24%
43		3.68%	4.28%	5.28%
44		3.72%	4.33%	5.34%
45		3.75%	4.35%	5.38%
46		3.79%	4.38%
47		3.80%	4.39%
48		3.83%	4.41%
49		3.85%
50		3.85%
51		3.87%
52		3.88%
53		3.88%
Prime Mix	(2)	70%	70%	67%	68%	69%	68%	68%	71%	71%	76%	70%	87%	85%	80%	80%	82%

(1)	Represents the number of months since the inception of the securitization.

(2)	Represents the original percentage of prime automobile contracts securitized within each pool.

Real Estate Loan Quality

We had $3.5 million of single family mortgage loans, or 1.32% of total mortgage loans, past due over 60 days at June 30, 2003 compared with $3.8 million, or 1.32% of total mortgage loans, at December 31, 2002.

Nonperforming Assets

Nonperforming assets, also known as NPAs, consist of repossessed automobiles and real estate owned, also known as REO. REO is carried at lower of cost or fair value. NPAs decreased $6.3 million to $12.6 million at June 30, 2003 compared with $18.8 million at December 31, 2002. The decrease in the NPAs was primarily due to a $5.5 million decrease in repossessed automobiles. NPAs represented 0.1% of total assets at June 30, 2003 and 0.2% of total assets at December 31, 2002. There were no impaired loans at June 30, 2003 and December 31, 2002.

Nonperforming loans, also known as NPLs, are defined as all nonaccrual loans. This includes mortgage loans 90 days or more past due and impaired loans where full collection of principal and interest is not reasonably assured. For Chapter 13 bankruptcy accounts greater than 120 days delinquent, all accrued interest is reversed and income is recognized on a cash basis. When a loan is designated as nonaccrual, all previously accrued but unpaid interest is reversed. Interest on NPLs excluded from interest income was $0.3 million and $0.6 million for the six months ended June 30, 2003 and 2002, respectively.

Allowance for Credit Losses

Our allowance for credit losses was $291 million at June 30, 2003 compared to $269 million at December 31, 2002. Net chargeoffs totaled $57.6 million and $126 million for the three and six months ended June 30, 2003, respectively, compared with $40.4 million and $87.9 million for the same respective periods in 2002. The increase in the allowance for credit losses was the result of a higher level of automobile contracts held on balance sheet as well as higher chargeoffs related to a slowing economy. The allowance for credit losses as a percentage of owned loans outstanding was 2.8% at June 30, 2003 compared with 2.9% at December 31, 2002. Based on the analysis we performed related to the allowance for credit losses as described under Critical Accounting Policies, we believe that our allowance for credit losses is currently adequate to cover probable losses in our loan portfolio that can be reasonably estimated.

The following table presents summarized data relative to the allowance for credit and real estate losses at the dates indicated:

	June 30,	December 31,
	2003	2002

	(Dollars in thousands)
Total loans (1)	$10,583,482	$9,443,901
Allowance for credit losses	291,459	269,352
Allowance for real estate owned losses	100	250
Loans past due 60 days or more (2)	84,257	86,199
Nonperforming loans (3)	49,453	39,231
Nonperforming assets (4)	12,553	18,807
Allowance for credit losses as a percent of:
Total loans (1)	2.8%	2.9%
Loans past due 60 days or more	345.9%	312.5%
Nonperforming loans	589.4%	686.6%
Total allowance for credit losses and REO losses as a percent of nonperforming assets	2,322.6%	1,433.5%
Nonperforming loans as a percent of total loans	0.5%	0.4%
Nonperforming assets as a percent of total assets	0.1%	0.2%

(1)	Loans net of unearned interest and undisbursed loan proceeds.

(2)	Excludes Chapter 13 bankruptcy accounts greater than 120 days past due.

(3)	All nonperforming loans are on nonaccrual.

(4)	Repossessed automobiles and real estate owned, net of allowance.

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

The following table sets forth the amount of our deposits by type at the dates indicated:

	June 30,	December 31,
	2003	2002

	(Dollars in thousands)
No minimum term:
Demand deposit accounts	$1,460	$1,037
Passbook accounts	6,235	6,688
Money market accounts	831,787	730,245
Noninterest bearing deposits	207,306	165,844
Certificate accounts:
Certificates (30 days to five years)	794,959	878,096
IRAs	92,415	94,082
Brokered deposits	99,100	98,992

	$2,033,262	$1,974,984

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

Principal Sources of Cash

•	Collections of Principal and Interest from Loans and MBS – Principal and interest collections totaled $2.3 billion and $4.4 billion for the three and six months ended June 30, 2003, respectively, compared with $1.8 billion and $3.6 billion for the same respective periods in 2002.

•	Deposits – Deposits were $2.0 billion at both June 30, 2003 and December 31, 2002, respectively.

•	Automobile Contract Securitizations – Securitizations totaled $1.5 billion and $2.8 billion for the three and six months ended June 30, 2003, respectively, compared with $1.8 billion and $4.3 billion for the same respective periods in 2002.

•	Subordinated Debentures – In 1997 and 2002, we issued $150 million of 8.875% and $300 million of 9.625% subordinated capital debentures due in 2007 and 2012, respectively. At June 30, 2003 there was $102 million and $300 million outstanding on the subordinated debentures due in 2007 and 2012, respectively, excluding discounts and issue costs.

•	Other Borrowings – Other borrowings, which include securities sold under agreements to repurchase and FHLB advances, increased to $629 million at June 30, 2003 from $613 million at December 31, 2002.

Principal Uses of Cash

•	Acquisition of Loans and Investment Securities – Loan originations totaled $1.7 billion and $3.2 billion for the three and six months ended June 30, 2003, respectively, compared with $1.6 billion and $2.9 billion for the same respective periods in 2002. We purchased $487 million and $1.0 billion of mortgage-backed securities and other investment securities during the three and six months ended June 30, 2003 compared with $90.6 million and $445 million during the same respective periods in 2002.

•	Payments of Principal and Interest on Securitizations – Payments of principal and interest to noteholders and certificateholders totaled $1.3 billion and $2.4 billion for the three and six months ended June 30, 2003 respectively, compared to $1.8 billion and $3.3 billion for the same respective periods in 2002.

•	Amounts Paid to Dealers – Participation paid by us to dealers was $31.7 million and $69.2 million for the three and six months ended June 30, 2003, respectively, compared to $32.6 million and $61.9 million for the same respective periods in 2002.

•	Operating Our Business – Operating expenses totaled $72.7 million and $141 million for the three and six months ended June 30, 2003, respectively, compared to $64.8 million and $126 million for the same respective periods in 2002.

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

The following table summarizes the Bank’s actual capital and required capital as of June 30, 2003 and December 31, 2002:

			Tier 1
	Tangible	Core	Risk-Based	Risk-Based
	Capital	Capital	Capital	Capital

	(Dollars in thousands)
June 30, 2003
Actual Capital:
Amount	$776,297	$776,297	$773,274	$1,275,348
Capital ratio	6.05%	6.05%	7.76%	12.80%
FIRREA minimum required capital:
Amount	$192,561	$385,122	N/A	$797,235
Capital ratio	1.50%	3.00%	N/A	8.00%
Excess	$583,736	$391,175	N/A	$478,113
FDICIA well capitalized required capital:
Amount	N/A	$641,869	$597,926	$996,544
Capital ratio	N/A	5.00%	6.00%	10.00%
Excess	N/A	$134,428	$175,348	$278,804

December 31, 2002
Actual Capital:
Amount	$728,631	$728,631	$655,142	$1,143,345
Capital ratio	6.43%	6.43%	7.67%	13.38%
FIRREA minimum required capital:
Amount	$169,991	$339,981	N/A	$683,481
Capital ratio	1.50%	3.00%	N/A	8.00%
Excess	$558,640	$388,650	N/A	$459,864
FDICIA well capitalized required capital:
Amount	N/A	$566,635	$512,611	$854,351
Capital ratio	N/A	5.00%	6.00%	10.00%
Excess	N/A	$161,996	$142,531	$288,994

The following table reconciles the Bank’s capital in accordance with GAAP to the Bank’s tangible, core and risk-based capital:

	June 30,	December 31,
	2003	2002

	(Dollars in thousands)
Bank shareholder’s equity — GAAP basis	$557,262	$532,902
Plus: net unrealized losses	108,113	94,220
Plus: minority interest in equity of subsidiaries	111,079	101,666
Less: non-permissible activities	(157)	(157)

Total tangible and core capital	776,297	728,631
Adjustments for risk-based capital:
Subordinated debentures (1)	376,247	380,314
General loan valuation allowance (2)	125,827	107,889
Low-level recourse deduction	(3,023)	(73,489)

Risk-based capital	$1,275,348	$1,143,345

(1)	Excludes capitalized discounts and issue costs.

(2)	Limited to 1.25% of risk-weighted assets.

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

The following table summarizes our maturity GAP position:

	Interest Rate Sensitivity Analysis at June 30, 2003

				3 Years
	Within	3 Months	1 Year to	To	After 5
	3 Months	to 1 Year	3 Years	5 Years	Years	Total

			(Dollars in thousands)
Interest earning assets:
Investment securities	$6,061				$515	$6,576
Other investments	225,180	$200				225,380
Mortgage-backed securities	494,868	789,088	$1,002,887	$274,920	145,486	2,707,249

Total investments	726,109	789,288	1,002,887	274,920	146,001	2,939,205
Consumer loans (1)	770,440	2,857,511	4,767,327	1,739,797	90,973	10,226,048
Mortgage loans:
Adjustable rate (2)	197,457	29,850				227,307
Fixed rate (2)	1,627	4,009	11,696	1,561	1,502	20,395
Construction loans (2)	15,380					15,380
Commercial loans (2)	91,809	651	631	240	1,021	94,352

Total interest earning assets	1,802,822	3,681,309	5,782,541	2,016,518	239,497	13,522,687
Interest bearing liabilities:
Deposits:
Passbook accounts (3)	661	2,382	3,192			6,235
Demand deposit and money market accounts (3)	158,223	252,256	422,768			833,247
Certificate accounts (4)	331,663	598,867	51,227	4,717		986,474
FHLB advances (4)	414,000				2,709	416,709
Securities sold under agreements to repurchase (4)	212,268					212,268
Subordinated debentures (4)				101,913	293,715	395,628
Notes payable on automobile secured financing (4)	2,940,442	2,172,648	3,848,064	768,182		9,729,336
Other borrowings (4)	5,591					5,591

Total interest bearing liabilities	4,062,848	3,026,153	4,325,251	874,812	296,424	12,585,488

Excess interest earning/bearing assets (liabilities)	(2,260,026)	655,156	1,457,290	1,141,706	(56,927)	937,199
Effect of hedging activities (5)	2,333,113	(709,768)	(887,726)	(390,619)	(345,000)

Hedged excess (deficit)	$73,087	$(54,612)	$569,564	$751,087	$(401,927)	$937,199

Cumulative excess	$73,087	$18,475	$588,039	$1,339,126	$937,199	$937,199

Cumulative excess as a percentage of total interest earning assets	0.54%	0.14%	4.35%	9.90%	6.93%	6.93%

(1)	Based on contractual maturities adjusted by our historical prepayment rate.

(2)	Based on interest rate repricing adjusted for projected prepayments.

(3)	Based on assumptions established by the OTS.

(4)	Based on contractual maturity.

(5)	Includes effect of interest rate swaps designated against deposits and securities sold under agreements to repurchase.

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

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Section 302 Certification of CEO

31.2	Section 302 Certification of CFO

32.1	Section 906 Certification of CEO

32.2	Section 906 Certification of CFO

(b)	Reports on Form 8-K

Westcorp press release on April 23, 2003

Westcorp update of earnings per share guidance on June 19, 2003

Westcorp prospective issuance of common stock on June 27, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Westcorp

(Registrant)

Date:	August 14, 2003	By:	/S/ ERNEST S. RADY

Ernest S. Rady Chairman of th Board and Chief Executive Officer

Date:	August 14, 2003	By:	/S/ LEE A. WHATCOTT

Lee A. Whatcott Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of CEO

31.2	Section 302 Certification of CFO

32.1	Section 906 Certification of CEO

32.2	Section 906 Certification of CFO