Form 10-Q
period 2003-09-30
WESTCORP /CA/
filed 2003-11-04
CIK 813461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒ No ☐

As of October 31, 2003, the registrant had 45,428,523 outstanding shares of common stock, $1.00 par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 35.

WESTCORP AND SUBSIDIARIES

FORM 10-Q

September 30, 2003

______________

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2003	December 31, 2002

	(Dollars in thousands)
ASSETS
Cash and due from banks	$182,963	$84,215
Restricted cash	186,319	71,763
Investment securities available for sale	57,634	10,425
Mortgage-backed securities available for sale	2,664,156	2,649,657
Loans receivable	11,010,857	9,443,901
Allowance for credit losses	(298,278)	(269,352)

Loans receivable, net	10,712,579	9,174,549
Amounts due from trusts		101,473
Premises and equipment, net	81,427	78,664
Other	353,510	311,893

TOTAL ASSETS	$14,238,588	$12,482,639

LIABILITIES
Deposits	$1,969,134	$1,974,984
Notes payable on automobile secured financing	10,108,203	8,494,678
Securities sold under agreements to repurchase	245,844	276,600
Federal Home Loan Bank advances	383,676	336,275
Subordinated debentures	394,494	400,561
Amounts held on behalf of trustee		177,642
Other	153,359	107,036

TOTAL LIABILITIES	13,254,710	11,767,776
Minority interest	124,525	101,666
SHAREHOLDERS’ EQUITY
Common stock (par value $1.00 per share; authorized 65,000,000 shares; issued and outstanding 45,402,592 shares at September 30, 2003 and 39,200,474 shares at December 31, 2002)	45,403	39,200
Paid-in capital	508,775	350,018
Retained earnings	394,315	325,529
Accumulated other comprehensive loss, net of tax	(89,140)	(101,550)

TOTAL SHAREHOLDERS’ EQUITY	859,353	613,197

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,238,588	$12,482,639

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$293,019	$265,814	$861,169	$748,589
Mortgage-backed securities	15,936	30,778	61,950	86,440
Investment securities	232	108	412	341
Other	1,724	2,306	4,805	5,840

TOTAL INTEREST INCOME	310,911	299,006	928,336	841,210
Interest expense:
Deposits	15,695	20,447	50,269	61,642
Notes payable on automobile secured financing	101,803	105,911	319,136	301,083
Other	12,550	13,618	37,852	30,431

TOTAL INTEREST EXPENSE	130,048	139,976	407,257	393,156

NET INTEREST INCOME	180,863	159,030	521,079	448,054
Provision for credit losses	73,150	80,996	221,071	209,043

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	107,713	78,034	300,008	239,011
Noninterest income:
Automobile lending	23,471	16,775	67,764	45,190
Other	4,362	9,635	15,552	19,111

TOTAL NONINTEREST INCOME	27,833	26,410	83,316	64,301
Noninterest expenses:
Salaries and associate benefits	40,016	34,684	120,950	105,738
Credit and collections	8,655	8,442	27,004	26,695
Data processing	4,258	4,485	13,690	13,625
Occupancy	4,041	3,729	11,784	11,158
Other	9,775	10,867	34,412	30,625

TOTAL NONINTEREST EXPENSES	66,745	62,207	207,840	187,841

INCOME BEFORE INCOME TAX	68,801	42,237	175,484	115,471
Income tax	27,343	16,824	69,544	44,974

INCOME BEFORE MINORITY INTEREST	41,458	25,413	105,940	70,497
Minority interest in earnings of subsidiaries	12,123	3,740	21,453	10,263

NET INCOME	$29,335	$21,673	$84,487	$60,234

Earnings per common share:
Basic	$0.65	$0.55	$2.05	$1.57

Diluted	$0.64	$0.55	$2.03	$1.55

Weighted average number of common shares outstanding:
Basic	45,033,836	39,189,744	41,154,810	38,382,794

Diluted	45,786,913	39,506,307	41,680,576	38,751,631

Dividends declared	$0.13	$0.12	$0.39	$0.36

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					Other
					Comprehensive
		Common	Paid-in	Retained	Income (Loss),
	Shares	Stock	Capital	Earnings	Net of Tax	Total

			(Dollars in thousands, except share amounts)
Balance at January 1, 2002	35,802,491	$35,802	$301,955	$263,853	$(60,906)	$540,704
Net income				79,718		79,718
Unrealized gains on securities available for sale and retained interest in securitized assets, net of tax (1)					28,605	28,605
Unrealized losses on cash flow hedges, net of tax (2)					(135,422)	(135,422)
Reclassification adjustment for gains on securities available for sale included in net income, net of tax (3)					(3)	(3)
Reclassification adjustment for losses on cash flow hedges included in income, net of tax (4)					66,176	66,176

Comprehensive income						39,074
Issuance of subsidiary common stock			(1,405)			(1,405)
Stock options exercised	3,397,983	3,398	49,468			52,866
Cash dividends				(18,042)		(18,042)

Balance at December 31, 2002	39,200,474	39,200	350,018	325,529	(101,550)	613,197
Net income				84,487		84,487
Unrealized losses on securities available for sale, net of tax (1)					(7,926)	(7,926)
Unrealized losses on cash flow hedges, net of tax (2)					(30,667)	(30,667)
Reclassification adjustment for gains on securities available for sale included in net income, net of tax (3)					(2,987)	(2,987)
Reclassification adjustment for losses on cash flow hedges included in income, net of tax (4)					53,990	53,990

Comprehensive income						96,897
Issuance of subsidiary common stock			(64)			(64)
Stock options expensed (5)			472			472
Issuance of common stock	6,104,000	6,104	157,000			163,104
Stock options exercised	98,118	99	1,349			1,448
Cash dividends				(15,701)		(15,701)

Balance at September 30, 2003	45,402,592	$45,403	$508,775	$394,315	$(89,140)	$859,353

(1)	The pre-tax amount of unrealized gains and losses on securities available for sale and retained interest in securitized assets was $13.2 million for the nine months ended September 30, 2003 compared with $48.5 million for the year ended December 31, 2002.

(2)	The pre-tax amount of unrealized losses on cash flow hedges was $51.1 million for the nine months ended September 30, 2003 compared with $230 million for the year ended December 31, 2002.

(3)	The pre-tax amount of unrealized gains on securities available for sale reclassified into earnings was $5.0 million for the nine months ended September 30, 2003 compared with $5.0 thousand for the year ended December 31, 2002.

(4)	The pre-tax amount of unrealized losses on cash flow hedges reclassified into earnings was $90.0 million for the nine months ended September 30, 2003 compared with $112 million for the year ended December 31, 2002.

(5)	Amount represents expense related to stock options granted.

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,

	2003	2002

	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$84,487	$60,234
Adjustments to reconcile net income to net cash provided by Operating activities:
Provision for credit losses	221,071	209,043
Depreciation and amortization	11,720	29,134
Amortization of losses on cash flow hedges	43,665	23,735
Amortization of premium on mortgage-backed securities	55,134	25,241
Amortization of participation paid to dealers	81,384	67,095
Amortization of retained interest in securitized assets		32,612
(Gain) loss on sales, net	(10,060)	6,033
Loans held for sale:
Proceeds from sale of mortgage loans		554
(Increase) decrease in other assets	(15,324)	22,347
Increase in other liabilities	22,301	102,417
Other, net	22,070	9,409

NET CASH PROVIDED BY OPERATING ACTIVITIES	516,448	587,854
INVESTING ACTIVITIES
Loans receivable:
Origination of loans	(4,952,333)	(4,427,803)
Participation paid to dealers	(109,325)	(99,706)
Loan payments and payoffs	3,745,284	2,691,814
Investment securities available for sale:
Purchases	(51,406)	(4,842)
Proceeds from sale	1,030	485
Proceeds from maturities	319	116
Mortgage-backed securities:
Purchases	(1,672,500)	(1,081,335)
Proceeds from sale	105,066
Payments received	1,476,522	704,194
Increase in amounts due from trust		19,983
Purchase of premises and equipment	(13,911)	(14,424)
Proceeds from sales of premises and equipment	2,938	5,977

NET CASH USED IN INVESTING ACTIVITIES	(1,468,316)	(2,205,541)
FINANCING ACTIVITIES
Increase (decrease) in deposits	5,486	(532,505)
(Decrease) increase in securities sold under agreements to repurchase	(30,437)	165,148
Proceeds from notes payable on automobile secured financing	4,476,713	5,564,768
Payments on notes payable on automobile secured financing	(3,444,685)	(3,472,399)
Increase (decrease) in borrowings	3,271	(16,772)
Decrease in amounts held on behalf of trustee		(67,213)
Increase (decrease) in FHLB advances	47,401	(97,607)
Payments on issuance of subordinated debentures	(7,315)	279,486
Increase in restricted cash	(114,556)	(53,740)
Proceeds from issuance of common stock	164,551	52,761
Proceeds from issuance of subsidiary common stock	68	10,980
Cash dividends	(15,701)	(13,338)
Payments on cash flow hedges	(34,180)	(70,156)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,050,616	1,749,413

INCREASE IN CASH AND DUE FROM BANKS	98,748	131,726
Cash and due from banks at beginning of year	84,215	104,327

CASH AND DUE FROM BANKS AT END OF PERIOD	$182,963	$236,053

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2002 included in our Form 10-K.

During the second quarter of 2003, various amounts related to certain securitization transactions were reclassified to restricted cash on the Statement of Financial Condition. Previously, such amounts were reported as a reduction of notes payable on automobile secured financing on the Statement of Financial Condition. The 2002 amounts have been reclassified accordingly. Restricted cash represents amounts that are held by the trustee until such cash is released by the trustee.

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

Effective January 1, 2003, we regained control over assets of the securitization trusts for all of our outstanding securitization transactions treated as sales for accounting purposes. We regained control of these assets when each trust was given the ability to invest in financial assets not related to the securitization of contracts. In accordance with paragraph 55 of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, also known as SFAS No. 140, and Emerging Issues Task Force 02-9, Accounting for Changes that Result in a Transferor Regaining Control of Financial Assets Sold, we recorded $525 million of automobile contracts and the related notes payable on automobile secured financings on our Consolidated Statements of Financial Condition and have eliminated all remaining amounts due from trusts and amounts held on behalf of trustee. We no longer recognize retained interest income or expense or contractual servicing income on our Consolidated Statements of Income. Rather, we recognize interest income on automobile contracts held in these trusts and record interest expense on notes payable on automobile secured financings. These loans were considered in the overall evaluation of the adequacy of our allowance for credit losses. See “Asset Quality — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, also known as SFAS No. 149. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of SFAS No. 149 did not have a material effect on our earnings or financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, also known as SFAS No. 150. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The adoption of SFAS No. 150 did not have a material effect on our earnings or financial position.

Note 2 – Mortgage-Backed Securities Available for Sale

Mortgage-backed securities available for sale consisted of the following:

	September 30, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

	(Dollars in thousands)
GNMA certificates	$2,606,940	$30,061	$4,018	$2,632,983
FNMA participation certificates	28,327	466		28,793
FHLMC participation certificates	538	11		549
Other	1,831			1,831

	$2,637,636	$30,538	$4,018	$2,664,156

	December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

	(Dollars in thousands)
GNMA certificates	$2,562,459	$46,008	$1,010	$2,607,457
FNMA participation certificates	38,647	477		39,124
FHLMC participation certificates	1,046	22		1,068
Other	2,008			2,008

	$2,604,160	$46,507	$1,010	$2,649,657

Note 3 – Net Loans Receivable

Net loans receivable consisted of the following:

	September 30,	December 31,
	2003	2002

	(Dollars in thousands)
Consumer:
Automobile contracts	$10,545,852	$8,993,266
Dealer participation, net of deferred contract fees	174,789	154,671
Other	7,924	7,531
Unearned discounts	(69,905)	(91,713)

	10,658,660	9,063,755
Real estate:
Mortgage	231,538	277,233
Construction	28,509	14,150

	260,047	291,383
Undisbursed loan proceeds	(13,515)	(8,453)

	246,532	282,930
Commercial	105,665	97,216

	11,010,857	9,443,901
Allowance for credit losses	(298,278)	(269,352)

	$10,712,579	$9,174,549

Note 4 – Allowance for Credit Losses

The following table sets forth the activity in the allowance for credit losses:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in thousands)
Balance at beginning of period	$291,459	$218,337	$269,352	$178,218
Chargeoffs:
Consumer loans	(88,345)	(70,143)	(258,495)	(192,238)
Mortgage loans	(7)	(105)	(344)	(176)

	(88,352)	(70,248)	(258,839)	(192,414)
Recoveries:
Consumer loans	22,003	15,144	66,593	49,382
Mortgage loans	18		101

	22,021	15,144	66,694	49,382

Net chargeoffs	(66,331)	(55,104)	(192,145)	(143,032)
Provision for credit losses	73,150	80,996	221,071	209,043

Balance at end of period	$298,278	$244,229	$298,278	$244,229

Ratio of net chargeoffs during the period (annualized) to average loans outstanding during the period	2.5%	2.5%	2.5%	2.3%
Ratio of allowance for credit losses to loans at the end of the period	2.7%	2.7%	2.7%	2.7%

Note 5 – Deposits

Deposits consisted of the following:

		Weighted
	Weighted	Average Rate
	Average Rate at	For the Nine Months
	September 30,	Ended September 30,	September 30,	December 31,
	2003(1)	2003 (2)	2003	2002

			(Dollars in thousands)
Noninterest bearing deposits			$177,211	$165,844
Demand deposit accounts	0.1%	0.2%	999	1,037
Passbook accounts	0.1	0.3	6,826	6,688
Money market deposit accounts	1.4	1.4	866,349	730,245
Brokered certificate accounts	2.0	2.3	109,150	98,992
Certificate accounts	2.2	5.8	808,599	972,178

			$1,969,134	$1,974,984

(1)	Contractual rate.

(2)	Includes effects of hedging activities.

Note 6 – Notes Payable on Automobile Secured Financing

In connection with our asset-backed securitization activities, we issued $1.7 billion and $4.5 billion of notes secured by automobile contracts for the three and nine months ended September 30, 2003, respectively, compared with $1.3 billion and $5.6 billion for the same respective periods in 2002. The $4.5 billion issued during 2003 was through public transactions. Of the $5.6 billion issued during 2002, $4.8 billion was through public transactions and $775 million was through a private placement. The private placement was through a conduit facility established in January 2002. We had no amounts outstanding on a conduit facility at September 30, 2002. There were $10.1 billion of notes payable on automobile secured financing outstanding at September 30, 2003 compared with $8.5 billion at December 31, 2002.

Interest payments on the public transactions based on the respective note’s interest rate are due either monthly or quarterly, in arrears. Interest payments on the conduit facility were due monthly, in arrears, based on the respective note’s interest rate. Interest expense on all notes payable on automobile secured financing, including interest payments under interest rate swap agreements, totaled $102 million and $319 million for the three and nine months ended September 30, 2003, respectively, compared with $106 million and $301 million for the same respective periods in 2002.

Note 7 – Accumulated Other Comprehensive Loss, Net of Tax

The following table summarizes the components of accumulated other comprehensive loss, net of tax:

	September 30,	December 31,
	2003	2002

	(Dollars in thousands)
Unrealized gain on marketable securities	$16,232	$27,145
Unrealized loss on interest rate swaps: (1)
Deposits	(47,179)	(53,081)
Automobile secured financing	(30,793)	(43,624)
Securities sold under agreements to repurchase	(2,663)	(3,092)

	(80,635)	(99,797)
Realized loss on settled cash flow hedges: (1)
Deposits	(9,694)	(11,367)
Automobile secured financing	(15,043)	(17,531)

	(24,737)	(28,898)

Total other accumulated comprehensive loss	$(89,140)	$(101,550)

(1)	All cash flow hedges are structured to hedge future interest payments on deposits or borrowings.

Note 8 — Stock Options

In May 2001, we adopted the 2001 Westcorp Stock Option Plan, also known as the 2001 Plan, an incentive stock option plan for certain associates and directors. The 2001 Plan replaced the 1991 Stock Option Plan, also known as the 1991 Plan that expired on April 15, 2001. Those who received options prior to the approval of the 2001 Plan are still subject to the 1991 Plan and may continue to exercise the remaining shares that are outstanding and exercisable until they expire under the terms of their grant. However, any and all shares reserved for the 1991 Plan are no longer available for future grants. As such, no further grants will be made under the expired 1991 Plan.

Options outstanding and exercisable at September 30, 2003 were as follows:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$9.00 — 10.00	750	1.87	$9.94	750	$9.94
12.00 — 13.00	197,467	2.26	12.62	197,467	12.62
13.00 — 14.00	199,875	3.39	13.25	137,592	13.25
15.00 — 16.00	1,000	4.11	15.25	500	15.25
17.00 — 18.00	289,500	4.40	17.32	130,125	17.32
18.00 — 19.00	794,250	4.83	18.56	79,375	18.30
19.00 — 20.00	5,000	5.85	19.85	1,250	19.85
20.00 — 21.00	3,000	6.10	20.41

9.00 — 21.00	1,490,842	4.22	$16.82	547,059	$14.74

Stock option activity is summarized as follows:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2002	1,076,814	$14.67
Granted	414,500	18.33
Exercised	(143,251)	13.29
Canceled	(180,625)	16.06

Outstanding at December 31, 2002	1,167,438	15.91
Granted	444,000	18.78
Exercised	(98,118)	14.75
Canceled	(22,478)	17.08

Outstanding at September 30, 2003	1,490,842	$16.82

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Our stock options have characteristics significantly different from traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. In 2002, we utilized the Black-Scholes option valuation model to determine the fair value of the options granted. During 2003, we decided to utilize the Binomial option valuation model for all stock options expensed as part of our implementation of SFAS No. 148 as we feel it provides a better measure of value for companies that pay dividends. In addition, in 2003 we utilized the Binomial option valuation model to value all outstanding options, including those granted prior to 2003. In our opinion, neither of these models necessarily provides a reliable single measure of the fair value of our employee stock options. The weighted average fair value of options granted during the period ending September 30, 2003 was $5.48, compared to $6.11 for the year ended December 31, 2002.

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

Pro forma net income and diluted earnings per share for the respective periods were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in thousands, except per share amounts)
Net income, as reported	$29,335	$21,673	$84,487	$60,234
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	122		285
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	315	215	919	644

Pro forma net income	$29,142	$21,458	$83,853	$59,590

Earnings per share
Basic — as reported	$0.65	$0.55	$2.05	$1.57

Basic — pro forma	$0.65	$0.55	$2.04	$1.55

Earnings per share
Diluted — as reported	$0.64	$0.55	$2.03	$1.55

Diluted — pro forma	$0.64	$0.54	$2.01	$1.54

Note 9 – Comprehensive income

The following table presents the components of comprehensive income (loss), net of related tax, for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in thousands)
Net income	$29,335	$21,673	$84,487	$60,234
Unrealized (losses) gains on securities available for sale, net of tax	(2,184)	14,298	(7,926)	26,588
Unrealized gains (losses) on cash flow hedges, net of tax	7,276	(65,630)	(30,667)	(127,864)
Reclassification adjustment for gains on securities available for sale, net of tax	(2,983)		(2,987)
Reclassification adjustment for losses on cash flow hedges included in income, net of tax	20,022	18,596	53,990	49,593

Comprehensive income (loss)	$51,466	$(11,063)	$96,897	$8,551

Note 10 – Dividends

On August 7, 2003, we declared a cash dividend of $0.13 per share for shareholders of record as of November 4, 2003 with a payable date of November 18, 2003.

Note 11 – Common stock offering

We completed a common stock offering in July 2003 in which we raised a total of $163 million through the issuance of 6.1 million additional common shares at a price of $28.00 per share. With the completion of this offering, our total number of common shares issued and outstanding increased 15.7% to 45.4 million shares at September 30, 2003.

Note 12 – Whole loan sale

We purchased $1.7 billion of contracts from WFS in a whole loans sale for the nine months ended September 30, 2003. In this transaction, WFS received cash for the amount of the principal outstanding on the contracts plus a premium of $49.7 million. This premium was recorded by WFS as a cash gain on sale, net of the write-off of outstanding dealer participation balances and the effect of hedging activities. These contracts were subsequently securitized by us and continue to be managed by WFS under the terms of the transaction. This whole loan sale transaction is eliminated upon consolidation for accounting purposes.

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

Selected Financial Data

The following table presents summary unaudited financial data for the three and nine months ended September 30, 2003 and 2002. Since this table is only a summary and does not provide all of the information contained in our financial statements, including the related notes, you should read our Consolidated Financial Statements contained elsewhere herein. Certain amounts from the prior years’ Consolidated Financial Statements have been reclassified to conform to the current year presentation.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Interest income	$310,911	$299,006	$928,336	$841,210
Interest expense	130,048	139,976	407,257	393,156

Net interest income	180,863	159,030	521,079	448,054
Provision for credit losses	73,150	80,996	221,071	209,043

Net interest income after provision for credit losses	107,713	78,034	300,008	239,011
Noninterest income	27,833	26,410	83,316	64,301
Noninterest expense	66,745	62,207	207,840	187,841

Income before income tax	68,801	42,237	175,484	115,471
Income tax	27,343	16,824	69,544	44,974

Income before minority interest	41,458	25,413	105,940	70,497
Minority interest in earnings of subsidiaries	12,123	3,740	21,453	10,263

Net income	$29,335	$21,673	$84,487	$60,234

Weighted average number of shares and common share equivalents — diluted	45,786,913	39,506,307	41,680,576	38,751,631
Earnings per common share — diluted	$0.64	$0.55	$2.03	$1.55
Dividends per share	$0.13	$0.12	$0.39	$0.36
Dividend payout ratio	20.3%	21.8%	19.2%	23.2%

	September 30,	December 31,
	2003	2002

	(Dollars in thousands)
Consolidated Statements of Financial Condition Data:
Assets:
Cash and other assets	$70,204	$201,547
Loans:
Consumer (1)	10,658,660	9,063,755
Mortgage (2)	246,532	282,930
Commercial	105,665	97,216
Mortgage-backed securities	2,664,156	2,649,657
Investments and time deposits	493,371	187,534

Total assets	$14,238,588	$12,482,639

Liabilities:
Deposits	$1,969,134	$1,974,984
Notes payable on automobile secured financing	10,108,203	8,494,678
FHLB advances and other borrowings	638,682	618,766
Subordinated debentures	394,494	400,561
Amounts held on behalf of trustee		177,642
Other liabilities	144,197	101,145

Total liabilities	13,254,710	11,767,776
Minority interest in equity of subsidiaries	124,525	101,666
Shareholders’ equity	859,353	613,197

Total liabilities and shareholders’ equity	$14,238,588	$12,482,639

	At or For the		At or For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in thousands)
Other Selected Financial Data:
Average automobile contracts managed	$10,284,067	$9,102,663	$9,885,681	$8,672,049
Return on average automobile contracts managed (3)	1.14%	0.96%	1.14%	0.93%
Average shareholders’ equity (4)	$908,530	$689,966	$791,998	$659,799
Return on average shareholders’ equity (4)	12.92%	12.56%	14.22%	12.17%
Total equity to assets (5)	7.54	6.55	7.54	6.55
Book value per share (4)	$20.89	$17.84	$20.89	$17.84
Originations:
Consumer loans (1)	$1,684,198	$1,445,948	$4,626,928	$4,207,743
Mortgage loans (2)	2,016	2,071	21,326	23,535
Commercial loans	108,422	66,351	304,078	196,525

Total loan originations	$1,794,636	$1,514,370	$4,952,332	$4,427,803

Interest rate spread	4.86%	4.93%	4.94%	5.12%

(1)	Net of unearned discounts.
(2)	Net of undisbursed loan proceeds.
(3)	Net income (annualized) divided by average automobile contracts managed.
(4)	Excludes other comprehensive loss.
(5)	Excludes other comprehensive loss and includes minority interest.

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

Securitization Transactions

Contracts sold by us to our special purpose entity subsidiaries in connection with securitization transactions are treated as having been sold for bankruptcy remoteness purposes, thereby isolating those assets in our special purpose entity subsidiaries, and upon transfer to the securitization trust as secured financings under Generally Accepted Accounting Principles, also known as GAAP. For GAAP purposes, the contracts are retained on the balance sheet with the securities issued to finance the contracts recorded as notes payable on automobile secured financing. We record interest income on the securitized contracts and interest expense on the notes issued through the securitization transactions.

Allowance for Credit Losses

Management determines the amount of the allowance for credit losses based on a review of various quantitative and qualitative analyses. Quantitative analyses include the review of chargeoff trends by loan program and loan type, analysis of cumulative losses and evaluation of credit loss experience by credit tier and geographic location. Other quantitative analyses include the evaluation of the size of any particular asset group, the concentration of any credit tier, the level of nonperformance and the percentage of delinquency.

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

All contracts that are 60 to 90 days delinquent are automatically classified as Special Mention. Real estate loans that are manifesting a weakness in performance are classified as Special Mention. Any contract that is 90 or more days delinquent is automatically classified as Substandard. Real estate loans that are manifesting a significant weakness in performance are also classified as Substandard. Any multifamily loan that is impaired is classified as Substandard. Any contract where the borrower has filed for bankruptcy or where the vehicle has been repossessed by us and is subject to a redemption period is classified as Substandard, with the difference between the wholesale book value and loan balance classified as Loss. All vehicles repossessed by us that have not been sold are recorded at fair value and classified as Substandard.

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

Results of Operations

Net Interest Income

Net interest income is affected by the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities (interest rate spread) and the relative amounts of our interest earning assets and interest bearing liabilities. Net interest income totaled $181 million and $521 million for the three and nine months ended September 30, 2003, respectively, compared to $159 million and $448 million for the same respective periods in 2002. The increase in net interest income was the result of us holding more automobile contracts on the balance sheet even as overall net interest margins declined for the nine months ended September 30, 2003.

The following table presents information relative to the average balances and interest rates on an owned basis for the periods indicated:

	For the Three Months Ended September 30,

	2003			2002

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest earning assets:
Total investments:
Mortgage-backed securities	$2,516,193	$15,936	2.53%	$2,272,590	$30,778	5.42%
Other short-term investments	473,758	1,713	1.43	444,900	2,279	2.03
Investment securities	33,208	231	2.79	8,137	108	5.33
Interest earning deposits with others	6,803	12	0.70	8,016	27	1.37

Total investments	3,029,962	17,892	2.36	2,733,643	33,192	4.86
Total loans: (1)
Consumer loans	10,463,303	288,138	10.93	8,543,283	259,706	12.06
Mortgage loans	239,544	3,204	5.35	311,449	4,844	6.22
Commercial loans	131,575	1,677	4.99	86,792	1,264	5.70

Total loans	10,834,422	293,019	10.73	8,941,524	265,814	11.80

Total interest earning assets	$13,864,384	310,911	8.90	$11,675,167	299,006	10.17

Interest bearing liabilities:
Deposits	$1,968,859	15,695	3.16	$2,166,683	20,447	3.74
Securities sold under agreements to repurchase	203,641	1,032	1.98	142,443	1,752	2.40
FHLB advances and other borrowings	515,980	1,689	1.29	105,233	672	2.52
Notes payable on automobile secured financing	9,763,149	101,803	4.17	7,827,404	105,911	5.41
Subordinated debentures	394,804	9,829	9.96	433,026	11,194	10.34

Total interest bearing liabilities	$12,846,433	130,048	4.04	$10,674,789	139,976	5.24

Net interest income and interest rate spread		$180,863	4.86%		$159,030	4.93%

Net yield on average interest earning assets			5.22%			5.45%

(1)	For the purpose of these computations, nonaccruing loans are included in the average loan amounts outstanding.

	For the Nine Months Ended September 30,

	2003			2002

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest earning assets:
Total investments:
Mortgage-backed securities	$2,514,424	$61,950	3.29%	$2,140,819	$86,440	5.38%
Other short-term investments	374,964	4,750	1.69	356,517	5,770	2.16
Investment securities	15,581	412	3.53	6,908	341	6.58
Interest earning deposits with others	8,383	55	0.87	6,245	70	1.50

Total investments	2,913,352	67,167	3.07	2,510,489	92,621	4.92
Total loans: (1)
Consumer loans	10,056,540	846,270	11.25	7,921,167	728,566	12.30
Mortgage loans	255,896	10,543	5.49	333,479	15,844	6.33
Commercial loans	120,639	4,356	4.76	93,124	4,179	5.92

Total loans	10,433,075	861,169	11.03	8,347,770	748,589	11.99

Total interest earning assets	$13,346,427	928,336	9.30	$10,858,259	841,210	10.35

Interest bearing liabilities:
Deposits	$1,981,146	50,269	3.39	$2,216,250	61,642	3.72
Securities sold under agreements to repurchase	218,569	3,433	2.07	191,654	3,849	2.65
FHLB advances and other borrowings	444,529	4,775	1.45	206,733	3,566	2.32
Notes payable on automobile secured financing	9,426,038	319,136	4.51	7,112,337	301,083	5.64
Subordinated debentures	396,742	29,644	9.96	305,939	23,016	10.03

Total interest bearing liabilities	$12,467,024	407,257	4.36	$10,032,913	393,156	5.23

Net interest income and interest rate spread		$521,079	4.94%		$448,054	5.12%

Net yield on average interest earning assets			5.21%			5.50%

(1)	For the purpose of these computations, nonaccruing loans are included in the average loan amounts outstanding.

The total interest rate spread decreased 7 basis points for the three months ended September 30, 2003 compared with the three months ended September 30, 2002 due to a decrease of 127 basis points in the yield on interest earning assets combined with an 120 basis point decrease in the cost of funds. The total interest rate spread decreased 18 basis points for the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002 due to a decrease of 105 basis points in the yield on interest earning assets combined with an 87 basis point decrease in the cost of funds. The decrease in the yield on interest earning assets in 2003 is primarily due to our shift to originating a higher percentage of prime credit quality contracts, higher prepayments on our MBS portfolio, and a lower interest rate environment. The decrease in the cost of funds in 2003 compared with 2002 is due primarily to a lower interest rate environment. Net interest income increased as more automobile contracts were held on the balance sheet.

The following table sets forth the changes in net interest income attributable to changes in volume (change in average portfolio volume multiplied by prior period average rate) and changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance):

	For the Nine Months Ended September 30, 2003
	Compared to the Nine Months Ended September 30, 2002 (1)
	Volume	Rate	Total

	(Dollars in thousands)
Interest income:
Mortgage-backed securities	$20,147	$(44,637)	$(24,490)
Other short-term investments	448	(1,468)	(1,020)
Investment securities	360	(289)	71
Interest earning deposits with others	28	(43)	(15)
Total loans:
Consumer loans	215,733	(98,029)	117,704
Mortgage loans	701	(6,002)	(5,301)
Commercial loans	1,405	(1,228)	177

Total interest earning assets	$238,822	$(151,696)	$87,126

Interest expense:
Deposits	$(6,194)	$(5,179)	$(11,373)
Securities sold under agreements to repurchase	743	(1,159)	(416)
FHLB advances and other borrowings	1,794	(585)	1,209
Notes payable on automobile secured financings	46,999	(28,946)	18,053
Subordinated debentures	6,787	(159)	6,628

Total interest bearing liabilities	$50,129	$(36,028)	$14,101

Net change in net interest income			$73,025

(1)	In the analysis of interest changes due to volume and rate, the changes due to the volume/rate variance (the combined effect of change in weighted average interest rate and change in average portfolio balance) have been allocated proportionately based on the absolute value of the volume and rate variances.

Provision for Credit Losses

We maintain an allowance for credit losses to cover probable losses that can be reasonably estimated for the loans held on the balance sheet. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on the loans or reversing the allowance for credit losses through the provision for credit losses when the amount of loans held on balance sheet is reduced through loan sales. The level of allowance is based principally on the outstanding balance of loans held on balance sheet and historical loss trends. We believe that the allowance for credit losses is currently adequate to absorb probable losses in our loan portfolio that can be reasonably estimated.

The provision for credit losses totaled $73.2 million and $221 million for the three and nine months ended September 30, 2003, respectively, compared with $81.0 million and $209 million for the same respective periods a year earlier. Net chargeoffs totaled $66.3 million and $192 million for the three and nine months ended September 30, 2003, respectively, compared with $55.1 million and $143 million for the same respective periods in 2002. The allowance for credit losses as a percentage of owned loans outstanding was 2.7% at September 30, 2003, compared with 2.9% at December 31, 2002.

Contract Securitizations

The following table lists each of our public securitizations. All securitizations prior to 1999-B were paid in full on or before their contractual maturity dates:

Securitizations

				Remaining			Gross
			Remaining	Balance as a	Original	Original	Interest
Issue		Original	Balance at	Percent of	Weighted	Weighted Average	Rate
Number	Close Date	Balance	September 30, 2003(1)	Original Balance	Average APR	Securitization Rate	Spread (2)

(Dollars in thousands)
1985-A	December, 1985	$110,000	Paid in full		18.50%	8.38%	10.12%
1986-A	November, 1986	191,930	Paid in full		14.20	6.63	7.57
1987-A	March, 1987	125,000	Paid in full		12.42	6.75	5.67
1987-B	July, 1987	110,000	Paid in full		12.68	7.80	4.88
1988-A	February, 1988	155,000	Paid in full		13.67	7.75	5.92
1988-B	May, 1988	100,000	Paid in full		14.01	8.50	5.51
1988-C	July, 1988	100,000	Paid in full		15.41	8.50	6.91
1988-D	October, 1988	105,000	Paid in full		14.95	8.85	6.10
1989-A	March, 1989	75,000	Paid in full		15.88	10.45	5.43
1989-B	June, 1989	100,000	Paid in full		15.96	9.15	6.81
1990-A	August, 1990	150,000	Paid in full		16.05	8.35	7.70
1990-1	November, 1990	150,000	Paid in full		15.56	8.50	7.06
1991-1	April, 1991	200,000	Paid in full		16.06	7.70	8.36
1991-2	May, 1991	200,000	Paid in full		15.75	7.30	8.45
1991-3	August, 1991	175,000	Paid in full		15.69	6.75	8.94
1991-4	December, 1991	150,000	Paid in full		15.53	5.63	9.90
1992-1	March, 1992	150,000	Paid in full		14.49	5.85	8.64
1992-2	June, 1992	165,000	Paid in full		14.94	5.50	9.44
1992-3	September, 1992	135,000	Paid in full		14.45	4.70	9.75
1993-1	March, 1993	250,000	Paid in full		13.90	4.45	9.45
1993-2	June, 1993	175,000	Paid in full		13.77	4.70	9.07
1993-3	September, 1993	187,500	Paid in full		13.97	4.25	9.72
1993-4	December, 1993	165,000	Paid in full		12.90	4.60	8.30
1994-1	March, 1994	200,000	Paid in full		13.67	5.10	8.57
1994-2	May, 1994	230,000	Paid in full		14.04	6.38	7.66
1994-3	August, 1994	200,000	Paid in full		14.59	6.65	7.94
1994-4	October, 1994	212,000	Paid in full		15.58	7.10	8.48
1995-1	January, 1995	190,000	Paid in full		15.71	8.05	7.66
1995-2	March, 1995	190,000	Paid in full		16.36	7.10	9.26
1995-3	June, 1995	300,000	Paid in full		15.05	6.05	9.00
1995-4	September, 1995	375,000	Paid in full		15.04	6.20	8.84
1995-5	December, 1995	425,000	Paid in full		15.35	5.88	9.47
1996-A	March, 1996	485,000	Paid in full		15.46	6.13	9.33
1996-B	June, 1996	525,000	Paid in full		15.74	6.75	8.99
1996-C	September, 1996	535,000	Paid in full		15.83	6.60	9.23
1996-D	December, 1996	545,000	Paid in full		15.43	6.17	9.26
1997-A	March, 1997	500,000	Paid in full		15.33	6.60	8.73
1997-B	June, 1997	590,000	Paid in full		15.36	6.37	8.99
1997-C	September, 1997	600,000	Paid in full		15.43	6.17	9.26
1997-D	December, 1997	500,000	Paid in full		15.19	6.34	8.85
1998-A	March, 1998	525,000	Paid in full		14.72	6.01	8.71
1998-B	June, 1998	660,000	Paid in full		14.68	6.06	8.62
1998-C	November, 1998	700,000	Paid in full		14.42	5.81	8.61
1999-A	January, 1999	1,000,000	Paid in full		14.42	5.70	8.72
1999-B	July, 1999	1,000,000	78,460	7.85%	14.62	6.36	8.26
1999-C	November, 1999	500,000	58,514	11.70	14.77	7.01	7.76
2000-A	March, 2000	1,200,000	162,305	13.53	14.66	7.28	7.38
2000-B	May, 2000	1,000,000	150,222	15.02	14.84	7.78	7.06
2000-C	August, 2000	1,390,000	282,194	20.30	15.04	7.32	7.72
2000-D	November, 2000	1,000,000	261,382	26.14	15.20	6.94	8.26
2001-A	January, 2001	1,000,000	291,189	29.12	14.87	5.77	9.10
2001-B	May, 2001	1,370,000	419,028	30.59	14.41	4.23	10.18
2001-C	August, 2001	1,200,000	462,147	38.51	13.90	4.50	9.40
2002-1	March, 2002	1,800,000	941,933	52.33	13.50	4.26	9.24
2002-2	May, 2002	1,750,000	1,061,076	60.63	12.51	3.89	8.62
2002-3	August, 2002	1,250,000	832,456	66.60	12.30	3.06	9.24
2002-4	November, 2002	1,350,000	1,045,074	77.41	12.18	2.66	9.52
2003-1	February, 2003	1,343,250	1,073,279	79.90	11.79	2.42	9.37
2003-2	May, 2003	1,492,500	1,346,912	90.25	11.57	2.13	9.44
2003-3	August, 2003	1,650,000	1,650,000	100.00	10.59	2.66	7.93

	Total	$33,207,180	$10,116,171

(1)	Represents only the note payable amounts outstanding at the period indicated.
(2)	Represents the difference between the original weighted average annual percentage rate, also known as APR, and the estimated weighted average securitization rate on the closing date of the securitization.

Noninterest Expense

Noninterest expense totaled $66.7 million and $208 million for the three and nine months ended September 30, 2003, compared with $62.2 million and $188 million for the same respective periods in 2002. Noninterest expense as a percent of total revenues improved to 32% and 34% for both the three and nine months ended September 30, 2003, compared to 34% and 37% for the same respective periods a year ago as a result of fully amortizing our retained interest in securitized assets during 2002.

Income Taxes

We file federal and certain state tax returns as part of a consolidated group that includes the Bank and WFS. We file other state tax returns as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. Our effective tax rate was 40% for both the three and nine months ended September 30, 2003, respectively, compared to 40% and 39% for the same respective periods in 2002.

Financial Condition

Overview

Total assets increased $1.8 billion or 14.1% to $14.2 billion at September 30, 2003 from $12.5 billion at December 31, 2002. The increase is due primarily to retaining contracts originated on our balance sheet and regaining control over all assets of the trusts for all our outstanding securitizations previously treated as sales for accounting purposes.

Loan Portfolio

The following table presents a summary of our automobile contracts purchased:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in thousands)
New vehicles	$586,648	$425,840	$1,462,024	$1,199,312
Pre-owned vehicles	1,096,754	1,018,345	3,160,047	3,005,406

Total volume	$1,683,402	$1,444,185	$4,622,071	$4,204,718

Prime	$1,406,674	$1,152,043	$3,829,825	$3,335,984
Non-prime	276,728	292,142	792,246	868,734

Total volume	$1,683,402	$1,444,185	$4,622,071	$4,204,718

Commercial Loan Portfolio

We had outstanding loan commitments of $214 million at September 30, 2003 compared with $199 million at December 31, 2002. We originated $108 million and $304 million of commercial loans for the three and nine months ended September 30, 2003, respectively, compared with $66.4 million and $197 million for the same respective periods in 2002. Amounts outstanding at September 30, 2003 and December 31, 2002 were $106 million and $97.2 million, respectively. Though we continue to focus on expanding our commercial banking operation, it has not been a significant source of revenue.

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

At September 30, 2003, the percentage of accounts delinquent 30 days or greater was 2.70% compared with 3.50% at December 31, 2002. We calculate delinquency based on the contractual due date. The improvement in delinquency is primarily the result of us shifting to a higher concentration of prime credit quality contracts and normal seasonal trends. Net chargeoffs on average automobile contracts were 2.58% and 2.59% for the three and nine months ended September 30, 2003, respectively, compared with 2.73% and 2.56% for the same respective periods in 2002. The decrease in credit loss experience for the three months ended September 30, 2003 is primarily a result of our continued shift to a higher percentage of prime automobile contracts and some stabilization of the used car market.

The following table sets forth information with respect to the delinquency of our portfolio of managed contracts:

	September 30, 2003		December 31, 2002

	Amount	%	Amount	%

	(Dollars in thousands)
Contracts managed at end of period	$10,475,948		$9,389,974

Period of delinquency
30-59 days	$201,990	1.93%	$238,204	2.54%
60 days or more (1)	80,398	0.77	90,291	0.96

Total contracts delinquent and delinquencies as a percentage of contracts managed (1)	$282,388	2.70%	$328,495	3.50%

(1)	Excludes Chapter 13 bankruptcy accounts greater than 120 days past due of $44.4 million and $41.5 million at September 30, 2003 and December 31, 2002, respectively.

The following table sets forth information with respect to repossessions in our portfolio of managed contracts:

	September 30, 2003		December 31, 2002

	Number of		Number of
	Contracts	Amount	Contracts	Amount

	(Dollars in thousands)
Contracts managed	818,125	$10,475,948	757,269	$9,389,974

Repossessed vehicles	1,629	$11,025	2,375	$16,433

Repossessed vehicles as a percentage of number and amount of contracts outstanding	0.20%	0.11%	0.31%	0.18%

The following table sets forth information with respect to actual credit loss experience on our portfolio of managed contracts:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in thousands)
Average contracts managed during period	$10,284,067	$9,102,663	$9,885,681	$8,672,049

Gross chargeoffs	$88,343	$80,916	$258,491	$229,216
Recoveries	21,916	18,688	66,451	62,548

Net chargeoffs	$66,427	$62,228	$192,040	$166,668

Net chargeoffs as a percentage of average contracts managed during period	2.58%	2.73%	2.59%	2.56%

The following table sets forth the cumulative static pool losses by month for all outstanding public securitized pools:

Cumulative Static Pool Loss Curves
At September 30, 2003

Period (1)		1999-B	1999-C	2000-A	2000-B	2000-C	2000-D	2001-A	2001-B	2001-C	2002-1	2002-2	2002-3	2002-4	2003-1	2003-2	2003-3

1		0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2		0.04%	0.02%	0.03%	0.02%	0.04%	0.04%	0.03%	0.03%	0.04%	0.01%	0.00%	0.02%	0.02%	0.01%	0.00%
3		0.11%	0.10%	0.10%	0.09%	0.13%	0.11%	0.09%	0.10%	0.09%	0.06%	0.03%	0.06%	0.07%	0.04%	0.02%
4		0.26%	0.25%	0.20%	0.24%	0.27%	0.24%	0.20%	0.21%	0.20%	0.15%	0.10%	0.14%	0.16%	0.11%	0.06%
5		0.47%	0.40%	0.36%	0.39%	0.46%	0.39%	0.33%	0.33%	0.35%	0.29%	0.18%	0.27%	0.26%	0.18%	0.14%
6		0.66%	0.56%	0.55%	0.59%	0.65%	0.54%	0.50%	0.50%	0.49%	0.43%	0.32%	0.44%	0.38%	0.29%
7		0.87%	0.71%	0.71%	0.78%	0.81%	0.74%	0.70%	0.69%	0.65%	0.60%	0.49%	0.57%	0.50%	0.41%
8		1.00%	0.86%	0.91%	0.99%	0.93%	0.93%	0.84%	0.87%	0.81%	0.84%	0.66%	0.70%	0.61%	0.53%
9		1.13%	1.01%	1.10%	1.17%	1.07%	1.13%	1.04%	1.05%	0.95%	1.06%	0.82%	0.82%	0.78%
10		1.24%	1.14%	1.27%	1.33%	1.24%	1.34%	1.24%	1.22%	1.07%	1.28%	0.96%	0.96%	0.94%
11		1.35%	1.34%	1.45%	1.44%	1.41%	1.50%	1.45%	1.36%	1.20%	1.48%	1.10%	1.10%	1.08%
12		1.44%	1.52%	1.58%	1.57%	1.62%	1.74%	1.67%	1.53%	1.37%	1.67%	1.26%	1.24%
13		1.58%	1.74%	1.73%	1.72%	1.86%	1.95%	1.90%	1.67%	1.55%	1.82%	1.39%	1.38%
14		1.74%	1.94%	1.85%	1.86%	2.04%	2.21%	2.09%	1.81%	1.74%	1.99%	1.51%	1.53%
15		1.85%	2.09%	2.00%	2.04%	2.25%	2.48%	2.25%	2.00%	1.97%	2.14%	1.68%
16		2.03%	2.27%	2.15%	2.24%	2.45%	2.71%	2.41%	2.19%	2.16%	2.27%	1.83%
17		2.16%	2.39%	2.37%	2.39%	2.68%	2.89%	2.54%	2.37%	2.36%	2.45%	1.99%
18		2.30%	2.53%	2.52%	2.55%	2.88%	3.08%	2.73%	2.60%	2.59%	2.62%
19		2.42%	2.67%	2.67%	2.73%	3.08%	3.22%	2.93%	2.80%	2.78%	2.80%
20		2.50%	2.81%	2.83%	2.93%	3.23%	3.40%	3.11%	3.01%	2.95%
21		2.58%	2.92%	2.99%	3.12%	3.38%	3.59%	3.34%	3.19%	3.14%
22		2.67%	3.10%	3.16%	3.27%	3.54%	3.78%	3.54%	3.34%	3.29%
23		2.77%	3.28%	3.34%	3.38%	3.67%	3.96%	3.72%	3.49%	3.41%
24		2.87%	3.38%	3.49%	3.52%	3.83%	4.18%	3.92%	3.62%	3.57%
25		3.01%	3.55%	3.63%	3.63%	4.00%	4.41%	4.10%	3.75%	3.73%
26		3.14%	3.68%	3.75%	3.73%	4.16%	4.58%	4.23%	3.87%	3.88%
27		3.16%	3.84%	3.86%	3.84%	4.35%	4.79%	4.36%	4.00%
28		3.29%	3.98%	3.97%	3.97%	4.50%	4.96%	4.47%	4.15%
29		3.40%	4.14%	4.09%	4.11%	4.64%	5.08%	4.56%	4.28%
30		3.50%	4.19%	4.21%	4.26%	4.79%	5.22%	4.67%
31		3.61%	4.30%	4.33%	4.40%	4.92%	5.34%	4.81%
32		3.68%	4.38%	4.47%	4.50%	5.02%	5.44%	4.92%
33		3.74%	4.46%	4.59%	4.61%	5.12%	5.54%
34		3.81%	4.57%	4.68%	4.70%	5.22%	5.66%
35		3.87%	4.66%	4.79%	4.78%	5.29%	5.76%
36		3.91%	4.76%	4.86%	4.85%	5.38%
37		3.97%	4.84%	4.93%	4.94%	5.47%
38		4.03%	4.96%	5.01%	4.99%	5.53%
39		4.09%	5.03%	5.08%	5.05%
40		4.13%	5.13%	5.13%	5.12%
41		4.18%	5.20%	5.18%	5.18%
42		4.23%	5.24%	5.24%
43		4.28%	5.28%	5.29%
44		4.33%	5.34%
45		4.35%	5.38%
46		4.38%	5.42%
47		4.39%	5.44%
48		4.41%	5.46%
49		4.43%
50		4.44%
51		4.46%
Prime Mix	(2)	70%	67%	68%	69%	68%	68%	71%	71%	76%	70%	87%	85%	80%	80%	82%	84%

(1)	Represents the number of months since the inception of the securitization.
(2)	Represents the original percentage of prime automobile contracts securitized within each pool.

Real Estate Loan Quality

We had $3.1 million of single family mortgage loans, or 1.25% of total mortgage loans, past due over 60 days at September 30, 2003 compared with $3.8 million, or 1.32% of total mortgage loans, at December 31, 2002.

Nonperforming Assets

Nonperforming assets, also known as NPAs, consist of repossessed automobiles and real estate owned, also known as REO. REO is carried at lower of cost or fair value. NPAs decreased $4.7 million to $14.1 million at September 30, 2003 compared with $18.8 million at December 31, 2002. The decrease in the NPAs was primarily due to a $3.9 million decrease in repossessed automobiles. NPAs represented 0.1% of total assets at September 30, 2003 and 0.2% of total assets at December 31, 2002. There were no impaired loans at September 30, 2003 and December 31, 2002.

Nonperforming loans, also known as NPLs, are defined as all nonaccrual loans. This includes mortgage loans 90 days or more past due and impaired loans where full collection of principal and interest is not reasonably assured. For Chapter 13 bankruptcy accounts greater than 120 days delinquent, all accrued interest is reversed and income is recognized on a cash basis. When a loan is designated as nonaccrual, all previously accrued but unpaid interest is reversed. Interest on NPLs excluded from interest income was $0.4 million and $0.5 million for the nine months ended September 30, 2003 and 2002, respectively.

Allowance for Credit Losses

Our allowance for credit losses was $298 million at September 30, 2003 compared to $269 million at December 31, 2002. Net chargeoffs totaled $66.3 million and $192 million for the three and nine months ended September 30, 2003, respectively, compared with $55.1 million and $143 million for the same respective periods in 2002. The increase in the allowance for credit losses was the result of a higher level of automobile contracts held on balance sheet. The allowance for credit losses as a percentage of owned loans outstanding was 2.7% at September 30, 2003 compared with 2.9% at December 31, 2002. Based on the analysis we performed related to the allowance for credit losses as described under Critical Accounting Policies, we believe that our allowance for credit losses is currently adequate to cover probable losses in our loan portfolio that can be reasonably estimated.

The following table presents summarized data relative to the allowance for credit and real estate losses at the dates indicated:

	September 30,	December 31,
	2003	2002

	(Dollars in thousands)
Total loans (1)	$11,010,857	$9,443,901
Allowance for credit losses	298,278	269,352
Allowance for real estate owned losses	100	250
Loans past due 60 days or more (2)	83,652	86,199
Nonperforming loans (3)	51,399	39,231
Nonperforming assets (4)	14,139	18,807
Allowance for credit losses as a percent of:
Total loans (1)	2.7%	2.9%
Loans past due 60 days or more	356.6%	312.5%
Nonperforming loans	580.3%	686.6%
Total allowance for credit losses and REO losses as a percent of nonperforming assets	2,110.3%	1,433.5%
Nonperforming loans as a percent of total loans	0.5%	0.4%
Nonperforming assets as a percent of total assets	0.1%	0.2%

(1)	Loans net of unearned interest and undisbursed loan proceeds.
(2)	Excludes Chapter 13 bankruptcy accounts greater than 120 days past due.
(3)	All nonperforming loans are on nonaccrual.
(4)	Repossessed automobiles and real estate owned, net of allowance.

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

The following table sets forth the amount of our deposits by type at the dates indicated:

	September 30,	December 31,
	2003	2002

	(Dollars in thousands)
No minimum term:
Demand deposit accounts	$999	$1,037
Passbook accounts	6,826	6,688
Money market accounts	866,349	730,245
Noninterest bearing deposits	177,211	165,844
Certificate accounts:
Certificates (30 days to five years)	719,093	878,096
IRAs	89,506	94,082
Brokered deposits	109,150	98,992

	$1,969,134	$1,974,984

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

Principal Sources of Cash

•	Collections of Principal and Interest from Loans and MBS – Principal and interest collections totaled $2.2 billion and $6.1 billion for the three and nine months ended September 30, 2003, respectively, compared with $1.6 billion and $4.8 billion for the same respective periods in 2002.

•	Deposits – Deposits were $2.0 billion at both September 30, 2003 and December 31, 2002, respectively.

•	Automobile Contract Securitizations – Securitizations totaled $1.7 billion and $4.5 billion for the three and nine months ended September 30, 2003, respectively, compared with $1.3 billion and $5.6 billion for the same respective periods in 2002.

•	Subordinated Debentures – In 1997 and 2002, we issued $150 million of 8.875% and $300 million of 9.625% subordinated capital debentures due in 2007 and 2012, respectively. At September 30, 2003 there was $101 million and $300 million outstanding on the subordinated debentures due in 2007 and 2012, respectively, excluding discounts and issue costs.

•	Other Borrowings – Other borrowings, which include securities sold under agreements to repurchase and FHLB advances, increased to $630 million at September 30, 2003 from $613 million at December 31, 2002.

Principal Uses of Cash

•	Acquisition of Loans and Investment Securities – Loan originations totaled $1.8 billion and $5.0 billion for the three and nine months ended September 30, 2003, respectively, compared with $1.5 billion and $4.4 billion for the same respective periods in 2002. We purchased $718 million and $1.7 billion of mortgage-backed securities and other investment securities during the three and nine months ended September 30, 2003 compared with $639 million and $1.1 billion during the same respective periods in 2002.

•	Payments of Principal and Interest on Securitizations – Payments of principal and interest to noteholders and certificateholders totaled $1.3 billion and $3.7 billion for the three and nine months ended September 30, 2003 respectively, compared to $1.0 billion and $4.4 billion for the same respective periods in 2002.

•	Amounts Paid to Dealers – Participation paid by us to dealers was $39.6 million and $109 million for the three and nine months ended September 30, 2003, respectively, compared to $34.5 million and $99.7 million for the same respective periods in 2002.

•	Operating Our Business – Operating expenses totaled $66.7 million and $208 million for the three and nine months ended September 30, 2003, respectively, compared to $62.2 million and $188 million for the same respective periods in 2002.

Capital Requirements

The Bank is a federally chartered savings bank. As such, it is subject to certain minimum capital requirements imposed by the Financial Institutions Reform, Recovery and Enforcement Act, also known as FIRREA and the Federal Deposit Insurance Corporation Improvement Act, also known as FDICIA. FDICIA separates all financial institutions into one of five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” In order to be considered “well capitalized,” an institution must have a total risk-based capital ratio of 10.0% or greater, a tier 1 or core risk-based capital ratio of 6.0% or greater, a leverage ratio of 5.0% or greater and not be subject to any Office of Thrift Supervision order. The Bank currently meets all of the requirements of a “well capitalized” institution.

The following table summarizes the Bank’s actual capital and required capital as of September 30, 2003 and December 31, 2002:

			Tier 1
	Tangible	Core	Risk-Based	Risk-Based
	Capital	Capital	Capital	Capital

	(Dollars in thousands)
September 30, 2003
Actual Capital:
Amount	$851,754	$851,754	$848,734	$1,318,548
Capital ratio	7.12%	7.12%	9.33%	14.50%
FIRREA minimum required capital:
Amount	$179,509	$359,018	N/A	$727,541
Capital ratio	1.50%	3.00%	N/A	8.00%
Excess	$672,245	$492,736	N/A	$591,007
FDICIA well capitalized required capital:
Amount	N/A	$598,363	$545,656	$909,427
Capital ratio	N/A	5.00%	6.00%	10.00%
Excess	N/A	$253,391	$303,078	$409,121
December 31, 2002
Actual Capital:
Amount	$728,631	$728,631	$655,142	$1,143,345
Capital ratio	6.43%	6.43%	7.67%	13.38%
FIRREA minimum required capital:
Amount	$169,991	$339,981	N/A	$683,481
Capital ratio	1.50%	3.00%	N/A	8.00%
Excess	$558,640	$388,650	N/A	$459,864
FDICIA well capitalized required capital:
Amount	N/A	$566,635	$512,611	$854,351
Capital ratio	N/A	5.00%	6.00%	10.00%
Excess	N/A	$161,996	$142,531	$288,994

The following table reconciles the Bank’s capital in accordance with GAAP to the Bank’s tangible, core and risk-based capital:

	September 30,	December 31,
	2003	2002

	(Dollars in thousands)
Bank shareholder’s equity — GAAP basis	$638,259	$532,902
Plus: net unrealized losses	89,127	94,220
Plus: minority interest in equity of subsidiaries	124,525	101,666
Less: non-permissible activities	(157)	(157)

Total tangible and core capital	851,754	728,631
Adjustments for risk-based capital:
Subordinated debentures (1)	355,129	380,314
General loan valuation allowance (2)	114,685	107,889
Low-level recourse deduction	(3,020)	(73,489)

Risk-based capital	$1,318,548	$1,143,345

(1)	Excludes capitalized discounts and issue costs.
(2)	Limited to 1.25% of risk-weighted assets.

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

The following table summarizes our maturity GAP position:

	Interest Rate Sensitivity Analysis at September 30, 2003

				3 Years
	Within	3 Months	1 Year to	To	After 5
	3 Months	to 1 Year	3 Years	5 Years	Years	Total

	(Dollars in thousands)
Interest earning assets:
Investment securities	$7,634		$50,000			$57,634
Other investments	209,187	$310				209,497
Mortgage-backed securities	449,732	764,174	992,832	$294,472	$162,946	2,664,156

Total investments	666,553	764,484	1,042,832	294,472	162,946	2,931,287
Consumer loans (1)	808,922	3,081,020	4,999,576	1,723,125	46,017	10,658,660
Mortgage loans:
Adjustable rate (2)	184,866	27,304				212,170
Fixed rate (2)	1,396	3,509	11,061	1,324	1,356	18,646
Construction loans (2)	15,716					15,716
Commercial loans (2)	104,921	675	69			105,665

Total interest earning assets	1,782,374	3,876,992	6,053,538	2,018,921	210,319	13,942,144
Interest bearing liabilities:
Deposits:
Passbook accounts (3)	705	2,482	3,639			6,826
Demand deposit and money market accounts (3)	174,541	295,023	397,784			867,348
Certificate accounts (4)	344,308	520,611	48,323	4,508		917,750
Notes payable on automobile secured financing (4)	2,973,465	2,582,027	3,685,931	866,780		10,108,203
Securities sold under agreements to repurchase (4)	245,844					245,844
FHLB advances (4)	381,000				2,676	383,676
Subordinated debentures (4)				99,863	294,631	394,494
Other borrowings (4)	9,162					9,162

Total interest bearing liabilities	4,129,025	3,400,143	4,135,677	971,151	297,307	12,933,303

Excess interest earning/bearing assets (liabilities)	(2,346,651)	476,849	1,917,861	1,047,770	(86,988)	1,008,841
Effect of hedging activities (5)	2,409,031	(530,300)	(1,111,078)	(323,153)	(444,500)

Hedged excess (deficit)	$62,380	$(53,451)	$806,783	$724,617	$(531,488)	$1,088,841

Cumulative excess	$62,380	$8,929	$815,712	$1,540,329	$1,008,841	$1,008,841

Cumulative excess as a percentage of total interest earning assets	0.45%	0.06%	5.85%	11.05%	7.24%	7.24%

(1)	Based on contractual maturities adjusted by our historical prepayment rate.
(2)	Based on interest rate repricing adjusted for projected prepayments.
(3)	Based on assumptions established by the OTS.
(4)	Based on contractual maturity.
(5)	Includes effect of interest rate swaps designated against deposits and securities sold under agreements to repurchase.

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

We or our subsidiaries are involved as parties to certain legal proceedings incidental to our business, including Lee, et al. v. WFS Financial Inc, United States District Court, Middle District of Tennessee at Nashville, No. 3-02-0570 filed June 17, 2002 (a putative class action raising claims under the Equal Credit Opportunity Act) and Thompson v. WFS Financial Inc, Superior Court of the State of California, County of Alameda, Case No. RG03088926 filed March 27, 2003 (a putative class action raising claims under the California Business and Professions Code and the California Unruh Civil Rights Act) along with two similar California state court cases raising the same issues. We are vigorously defending these actions and do not believe that the outcome of these proceedings will have a material effect upon our financial condition, results of operations and cash flows.

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

Westcorp press release on July 21, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Westcorp

(Registrant)

Date:	November 4, 2003	By:	/S/ ERNEST S. RADY Ernest S. Rady Chairman of the Board and Chief Executive Officer

Date:	November 4, 2003	By:	/S/ LEE A. WHATCOTT Lee A. Whatcott Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits
Number	Description

31.1	Section 302 Certification of CEO

31.2	Section 302 Certification of CFO

32.1	Section 906 Certification of CEO

32.2	Section 906 Certification of CFO