Form 10-K
period 2003-12-31
WESTCORP /CA/
filed 2004-03-12
CIK 813461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.)     Yes ☑          No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003:

Common Stock, $1.00 Par Value — $331,502,920

The number of shares outstanding of the issuer’s class of common stock as of February 27, 2004:

Common Stock, $1.00 Par Value — 51,759,286

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held April 26, 2004 are incorporated by reference into Part III.

WESTCORP AND SUBSIDIARIES

Forward-Looking Statements

      This Form 10-K includes and incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Forward-looking statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These statements are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause actual results to differ materially from those expressed in or implied by these forward-looking statements.

      These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms and phrases, including references to assumptions. These statements are contained in sections entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other sections of this Form 10-K and in the documents incorporated by reference.

      The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

•	changes in general economic and business conditions;

•	interest rate fluctuations, including hedging activities;

•	our financial condition and liquidity, as well as future cash flows and earnings;

•	competition;

•	our level of operating expenses;

•	the effect, interpretation or application of new or existing laws, regulations and court decisions;

•	the availability of sources of funding;

•	the level of chargeoffs on the automobile contracts that we originate; and

•	significant litigation.

      If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.

      We do not undertake to update our forward-looking statements to reflect future events or circumstances.

INDUSTRY DATA

      In this Form 10-K, we rely on and refer to information regarding the automobile lending industry from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

Available Information

      We provide access to all of our filings with the Securities and Exchange Commission on our Web site at http://www.westcorpinc.com free of charge on the same day that these reports are electronically filed with the Commission. The information contained in our Web site does not constitute part of this filing.

PART I

Item 1. Business

General

      We are a financial services holding company that provides automobile lending services through our second-tier subsidiary, WFS Financial Inc, also known as WFS, and retail and commercial banking services through our wholly owned subsidiary, Western Financial Bank, which we refer to as the Bank. The Bank currently owns 84% of the capital stock of WFS. We primarily earn income by originating assets, including automobile contracts, that generate a yield in excess of the cost of the liabilities, including deposits, that fund these assets.

      We have grown substantially over the past three years. As of December 31, 2003, we had $14.6 billion in total assets, $10.6 billion in automobile contracts and $1.3 billion in total equity excluding other accumulated comprehensive loss and including minority interest, representing a three-year compounded annual growth rate of 22.9%, 15.8% and 33.2%, respectively. For the year ended December 31, 2003, we originated $6.0 billion of automobile contracts and generated $124 million of net income and earnings per diluted share of $2.85.

Automobile Lending Operations

      We are one of the nation’s largest independent automobile finance companies with 31 years of experience in the automobile finance industry. We believe that the automobile finance industry is the second largest consumer finance industry in the United States with over $684 billion of loan originations during 2003. We originate new and pre-owned automobile installment contracts, otherwise known as contracts, through our relationships with approximately 8,000 franchised and independent automobile dealers nationwide. We originated $6.0 billion of contracts during 2003 and owned a portfolio of $10.6 billion contracts at December 31, 2003.

      For the year ended December 31, 2003, approximately 32% of our contract originations were for the purchase of new automobiles and approximately 68% of our contract originations were for the purchase of pre-owned automobiles. Approximately 83% of our contract originations were what we refer to as prime contracts, and approximately 17% of our contract originations were what we refer to as non-prime contracts. Our determination of whether a contract is categorized as prime, non-prime or other is based on a number of factors including the borrower’s credit history and our expectation of credit loss. All references made throughout this document regarding prime, non-prime or subprime automobile contracts are based on our determination.

      We underwrite contracts through a credit approval process that is supported and controlled by a centralized, automated front-end system. This system incorporates proprietary credit scoring models and industry credit scoring models and tools, which enhance our credit analysts’ ability to tailor each contract’s pricing and structure to maximize risk-adjusted returns. We believe that as a result of our sophisticated credit and underwriting systems, we are able to earn attractive risk-adjusted returns on our contracts. For the year ended December 31, 2003, the average net interest spread on our automobile contract originations was 7.63% and the net interest spread on our managed automobile portfolio was 7.10% while net credit losses averaged 2.60% for the same period.

      We structure our business to minimize operating costs while providing high quality service to our dealers. Those aspects of our business that require a local market presence are performed on a decentralized basis in our 39 offices. All other operations are centralized. We fund our purchases of contracts, on an interim basis, with deposits raised through our banking operations, which are insured by the Federal Deposit Insurance Corporation, also known as the FDIC, and other borrowings. For long-term financing, we issue automobile contract asset-backed securities. Since 1985, we have sold or securitized over $36.0 billion of contracts in 62 public offerings of asset-backed securities, making us the fourth largest issuer of such securities in the nation. We have employed a range of securitization structures and our most recent $1.5 billion issuance of asset-backed securities was structured as a senior/ subordinated transaction with a weighted average interest rate of 2.36%.

      The following table presents a summary of our contracts purchased:

	For the Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
New vehicles	$1,928,268	$1,548,372	$1,208,753
Pre-owned vehicles	4,050,308	3,867,362	3,654,526

Total volume	$5,978,576	$5,415,734	$4,863,279

Prime contracts	$4,942,654	$4,346,212	$3,675,351
Non-prime contracts	1,035,922	1,069,522	1,187,928

Total volume	$5,978,576	$5,415,734	$4,863,279

Bank Operations

      The primary focus of our banking operations is to generate diverse, low-cost funds to provide the liquidity needed to fund our acquisition of contracts. The Bank has the ability to raise significant amounts of liquidity by attracting both short-term and long-term deposits from the general public, commercial enterprises and institutions by offering a variety of accounts and rates. These funds are generated through the Bank’s retail and commercial banking divisions. The Bank also may raise funds by obtaining advances from the Federal Home Loan Bank, or FHLB, selling securities under agreements to repurchase and utilizing other borrowings. The Bank’s retail banking division serves the needs of individuals and small businesses by offering a broad range of products through 20 retail branches located throughout Southern California. The Bank’s commercial banking division focuses on medium-sized businesses in Southern California. At December 31, 2003, the total deposits gathered by both the retail and commercial banking divisions were $2.0 billion. Approximately 89% of these accounts were demand deposits, money market accounts and certificate of deposit accounts under $100,000 in principal, which we believe represents a stable and attractive source of funding.

      The Bank also invests deposits generated by its retail and commercial banking divisions in mortgage-backed securities, also known as MBS. Our investment in MBS, together with the cash balances that we maintain, create a significant liquidity portfolio that provides us with additional funding security. Net interest income from Bank operations totaled $32.2 million, $57.0 million and $45.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. Net interest income from Bank operations represented 5%, 9% and 10% of our total net interest income on a consolidated basis for the same respective periods.

      The following table sets forth our loan origination, purchase and sale activity over the past five years:

	For the Year Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Loans originated:
Consumer loans:
Contracts(1)	$5,978,576	$5,415,734	$4,863,279	$4,219,227	$3,340,146
Other	4,916	3,562	6,691	12,888	15,586

Total consumer loans	5,983,492	5,419,296	4,869,970	4,232,115	3,355,732
Mortgage loans:
Existing property	7,675	21,100	9,714	17,382	263,019
Construction	17,534	2,022	12,318	14,718	11,969
Equity	413	828	969	1,024	1,948

Total mortgage loans	25,622	23,950	23,001	33,124	276,936
Commercial loans	407,387	354,439	291,944	266,342	237,316

Total loans originated	6,416,501	5,797,685	5,184,915	4,531,581	3,869,984
Loans purchased:
Mortgage loans on existing property		46	229	488	412

Total loans purchased		46	229	488	412
Loans sold:
Contracts				660,000	2,500,000
Mortgage loans		554	3,382	3,394	502,157

Total loans sold		554	3,382	663,394	3,002,157

Principal reductions(2)	4,721,919	3,922,542	2,572,665	1,126,520	679,224

Increase in total loans	$1,694,582	$1,874,635	$2,609,097	$2,742,155	$189,015

(1)	Includes contracts purchased from automobile dealers as well as leases.

(2)	Includes scheduled payments, prepayments and chargeoffs.

The History of Westcorp

      Western Thrift & Loan Association, a California-licensed thrift and loan association, was founded in 1972. In 1973, Western Thrift Financial Corporation was formed as the holding company for Western Thrift & Loan Association. It later changed its name to Westcorp. In 1982, Westcorp acquired Evergreen Savings and Loan Association, a California-licensed savings and loan association, which became its wholly owned subsidiary. The activities of Western Thrift & Loan Association were merged into Evergreen Savings and Loan Association in 1982. Evergreen Savings and Loan Association’s name was changed ultimately to Western Financial Bank and the Bank ultimately became chartered as a federal savings institution.

      Western Thrift & Loan Association was involved in automobile finance activities from its incorporation until its merger with Evergreen Savings and Loan Association. Since such time, the Bank continued the automobile finance activities of Western Thrift & Loan Association. In 1988, Westcorp Financial Services, Inc. was incorporated as a wholly owned consumer finance subsidiary of the Bank to provide non-prime automobile finance services, a market not serviced by the Bank’s automobile finance division.

      In 1995, the Bank transferred its automobile finance division to Westcorp Financial Services, Inc., which changed its name to WFS Financial Inc. In connection with that restructuring, the Bank transferred to WFS all assets relating to its automobile finance division, including the contracts held on balance sheet and all interests in the excess spread payable from outstanding securitization transactions. The Bank also transferred to WFS all of the outstanding stock of WFS Financial Auto Loans, Inc., also known as WFAL, and WFS Financial Auto Loans 2, Inc., also known as WFAL2, the securitization entities of the Bank, thereby making these companies subsidiaries of WFS. In 1995, WFS sold approximately 20% of its shares in a public offering. At December 31, 2003, the Bank owned 84% of the common stock of WFS.

Market and Competition

      The automobile finance industry is generally segmented according to the type of vehicle sold (new versus pre-owned) and the credit characteristics of the borrower (prime, non-prime or subprime). Based upon industry data, we believe that during 2003, prime, non-prime and subprime loan originations in the United States were $470 billion, $135 billion and $79 billion, respectively. The United States captive automobile finance companies, General Motors Acceptance Corporation, Ford Motor Credit Company and Chrysler Credit Corporation, account for approximately 32% of the automobile finance market. We believe that the balance of the market is highly fragmented and that no other market participant has greater than a 5% market share. Other market participants include the captive automobile finance companies of other manufacturers, banks, credit unions, independent automobile finance companies and other financial institutions.

      Our dealer servicing and underwriting capabilities and systems enable us to compete effectively in the automobile finance market. Our ability to compete successfully depends largely upon our strong personal relationships with dealers and their willingness to offer us contracts that meet our underwriting criteria. These relationships are fostered by the promptness with which we process and fund contracts, as well as the flexibility and scope of the programs we offer. We purchase the full spectrum of prime and non-prime contracts secured by both new and pre-owned vehicles.

      The competition for contracts available within the prime and non-prime credit quality contract spectrum is more intense when the rate of automobile sales declines. Although we have experienced consistent growth for many years, we can give no assurance that we will continue to do so. Several of our competitors have greater financial resources than we have and may have a lower cost of funds. Many of our competitors also have longstanding relationships with automobile dealers and may offer dealers or their customers other forms of financing or services not provided by us. The finance company that provides floor planning for the dealer’s inventory is ordinarily one of the dealer’s primary sources of financing for automobile sales. We do not currently provide financing on dealers’ inventories. We must also compete with dealer interest rate subsidy programs offered by the captive automobile finance companies. However, these programs are not generally offered on pre-owned vehicles and are limited to certain models or loan terms that may not be attractive to many first time automobile purchasers.

      Competition in the retail banking business comes primarily from commercial banks, credit unions, savings and loan associations, mutual funds and corporate and government securities markets. Many of the nation’s largest savings and loan associations and other depository institutions have locations in Southern California. We compete for deposits primarily on the basis of interest rates paid and the quality of service provided to our customers. We do not rely on any individual, group or entity for a material portion of our deposits.

      Competition in the commercial banking business comes primarily from other commercial banks that maintain a presence in Southern California. We have differentiated ourselves by providing high quality service, local relationship management, prompt credit decisions and competitive rates on both loans and depository products.

Our Business Strategy

      Our business objective is to maximize long-term profitability by efficiently purchasing and servicing prime and non-prime contracts that generate strong and consistent risk-adjusted returns. We achieve this objective by employing our business strategy, which includes the following key elements:

•	produce consistent growth through our strong dealer relationships;

•	price contracts to maximize risk-adjusted returns by using advanced technology and experienced underwriters;

•	create operating efficiencies through technology and best practices;

•	generate low cost liquidity through our funding sources, including positive operating cash flows; and

•	record high quality earnings and maintain a conservative, well-capitalized balance sheet.

Produce Consistent Growth Through Our Strong Dealer Relationships

      Over the past five years, we have experienced a compounded annual growth rate in contract purchases of 17%. We believe we provide a high degree of personalized service to our dealer base by marketing, underwriting and purchasing contracts on a local level. Our focus is to provide each dealer superior service by providing a single source of contact to meet the dealer’s prime and non-prime financing needs. We believe that the level of our service surpasses that of our competitors by making our business development representatives available any time a dealer is open, making prompt credit decisions, negotiating credit decisions within available programs by providing structural alternatives and funding promptly.

	At or For the Year Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Total automobile contract portfolio managed	$10,596,665	$9,389,974	$8,152,882	$6,818,182	$5,354,385
Percentage growth	12.9%	15.2%	19.6%	27.3%	22.6%
Total automobile contract originations	$5,978,576	$5,415,734	$4,863,279	$4,219,227	$3,340,146
Percentage growth	10.4%	11.4%	15.3%	26.3%	25.1%

      Growth of originations is primarily through increased dealer penetration. We intend to increase contract purchases from our current dealer base as well as develop new dealer relationships. Prior to 1995, we originated contracts in seven, primarily western, states. Subsequently, we increased our geographic penetration nationwide. Although our presence is well-established throughout the country, we believe that we still have opportunities to build market share, especially in those states that we entered since 1994. In addition, we have improved our dealer education and delivery systems in order to increase the ratio of contracts purchased to the number of applications received from a dealer, thereby improving the efficiency of our dealer relationships. We are also seeking to increase contract purchases through new dealer programs targeting high volume, multiple location dealers. These programs focus on creating relationships with dealers to achieve higher contract originations and improving efficiencies. On a limited basis, we also originate loans directly from consumers and purchase loans from other automobile finance companies. Additionally, we continue to explore other distribution channels, including the Internet. In December 2001, we acquired an interest in DealerTrack Holdings, Inc., also known as DealerTrack, an Internet business-to-business portal that brings together finance companies and dealers. DealerTrack has signed up 40 finance companies and 23,800 dealers. As of December 31, 2003, we owned approximately 6.4% of DealerTrack. Currently, approximately 70% of our applications are processed through DealerTrack.

      We are the largest originator of pre-owned automobile contracts in California by a two to one margin to our nearest competitor. Our leading market share in California provides us with economies of scale, thereby enabling us to earn a higher risk adjusted margin in this market. We are seeking to expand our market share in other states to achieve similar economies of scale.

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

      To achieve the return anticipated at origination, we have developed a disciplined behavioral servicing process for the early identification and cure of delinquent contracts and for loss mitigation. In addition, we provide incentives to our associates based on credit performance and profitability measurements on both an individual and company level.

      The following table shows the risk-adjusted margins on automobile contracts originated over the past five years:

	For the Year Ended December 31,

	2003	2002	2001	2000	1999

Weighted average coupon(1)	10.03%	11.35%	12.74%	13.95%	13.57%
Interest on borrowings(1)	2.70	3.74	5.37	6.74	6.08

Net interest margins	7.33	7.61	7.37	7.21	7.49
Credit losses(2)	2.60	2.77	2.27	1.91	2.13

Risk-adjusted margins	4.73%	4.84%	5.10%	5.30%	5.36%

(1)	Represents the rate on contracts originated during the periods indicated.

(2)	Represents the rate on managed contracts during the periods indicated.

Create Operating Efficiencies Through Technology and Best Practices

      We evaluate all aspects of our operations in order to streamline processes and employ best practices throughout the organization. Our key technology systems implemented through this process include:

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

      As a result of these efforts, we have reduced our operating costs as a percent of managed contracts to 2.4% for 2003 from a high of 4.5% during the first quarter of 1999. We will continue to evaluate new technology and best practices to further improve our operating efficiencies.

Generate Low Cost Liquidity Through Our Funding Sources, Including Positive Operating Cash Flows

      Cash flows from our automobile operations provide a significant source of liquidity for us. In addition, we are able to raise additional liquidity through the asset-backed securities market. Over the last year we held an average of approximately $572 million of unencumbered automobile contracts on our balance sheet, which provides another source of liquidity. The Bank provides liquidity through its retail and commercial banking divisions in the form of deposits. At December 31, 2003, the Bank also had a $2.7 billion mortgage-backed securities portfolio that it can use to obtain advances from the FHLB and securities repurchase agreements. These sources of funds provide us with additional funding security.

Record High Quality Earnings and Maintain a Conservative, Well-Capitalized Balance Sheet

      Presenting high quality earnings and maintaining a conservative, well capitalized balance sheet have been our focus since our founding in 1972. We believe this strategy ensures success over the long term, rather than providing extraordinary short-term results. Components of this strategy include accounting for our automobile securitizations as secured financings rather than sales, maintaining appropriate allowances for credit losses and holding a strong equity position.

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

      Our allowance for credit losses was $302 million at December 31, 2003, compared with $269 million at December 31, 2002. The increase in the allowance for credit losses was the result of a higher level of automobile contracts held on balance sheet. The allowance for credit losses as a percentage of owned loans outstanding was 2.7% at December 31, 2003, compared with 2.9% at December 31, 2002. Based on the analysis we performed related to the allowance for credit losses as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies,” we believe that our allowance for credit losses is currently adequate to cover probable losses in our loan portfolio that can be reasonably estimated.

      Total shareholders’ equity, excluding accumulated other comprehensive loss and including minority interest, was $1.3 billion or 9.0% of total assets at December 31, 2003. This compares with total shareholders’ equity of $816 million or 6.5% of total assets at December 31, 2002.

Operations

Automobile Lending

Locations

      We currently originate contracts nationwide through our 39 offices. Each regional business center manager is accountable for the performance of contracts originated in that office throughout the life of the contracts, including acquisition, underwriting, funding and collection. We have two national service centers located in California and Texas with functions including data verification, records management, remittance processing, customer service call centers, automated dialers and asset recovery. We also maintain three regional bankruptcy and remarketing centers. Our corporate offices are located in Irvine, California.

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

      Business development representatives target selected dealers within their territory based upon volume, potential for business, financing needs of the dealers, and competitors that are doing business with such dealers. Before we decide to do business with a new dealer, we perform a review process of the dealer and its business. If we then determine to proceed, we enter into a non-exclusive dealership agreement with the dealer. This agreement contains certain representations regarding the contracts the dealer will sell to us. Due to the non-exclusive nature of our relationship with dealers, the dealers retain discretion to determine whether to sell contracts to us or another financial institution. The business development representative is responsible for educating the dealers’ finance managers about the types of contracts that meet our underwriting standards. We believe this education process helps to minimize the number of applications we receive that are outside of our underwriting guidelines, thereby increasing our efficiency and lowering our overall cost to originate contracts.

      After the dealer relationship is established, the business development representative continues to actively monitor the relationship with the objective of maximizing the overall profitability of each dealer relationship within his or her territory. This includes monitoring the number of approved applications received from each dealer that are converted into contracts, verifying that the contracts meet our underwriting standards, monitoring the risk-based pricing of contracts acquired and reviewing the actual performance of the contracts purchased. To the extent that a dealer does not meet minimum conversion ratios, lending volume standards or overall profitability targets, the dealer may be precluded from sending us applications in the future. During the year our dealer base increased from approximately 7,800 to 8,000, primarily as a result of us expanding our nationwide presence. Our increase in volume is the result of this increase in our dealer base, in addition to funding more contracts from our existing dealers.

Underwriting and Purchasing of Contracts

      The underwriting process begins when an application is sent to us via the Internet or faxed to our data entry service provider. During 2002, we outsourced our data entry process to a third-party provider to maximize efficiencies and reduce our costs due to the decreased volume of applications received via fax. Internet applications are automatically loaded into our front-end underwriting computer system. Our data entry service providers enter the applicant information from faxed applications into our front-end system. Once an application is in the front-end system, the system automatically obtains the applicant’s credit bureau information and calculates our proprietary credit score.

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

      Our credit analysts are responsible for properly structuring and pricing deals to meet our risk-based criteria. They review the applicant’s information and the structure and price of an application and determine whether to approve, decline or make a counteroffer to the dealer. Each credit analyst’s lending levels and approval authorities are established based on the individual analyst’s credit experience and portfolio performance, credit manager audit results and quality control review results. Higher levels of approvals are required for higher credit risk and are controlled by system driven parameters and limits. System driven controls include limits on minimum contract buy rates, contract terms, contract advances, payment to income ratios, debt to income ratios, collateral values and low side overrides.

      Once a credit decision has been made, the computer system automatically sends a response to the dealer through the Internet or via fax specifying approval, denial or conditional approval. Conditional approval is based upon modification to the structure, such as an increase in the down payment, reduction of the term, or the addition of a co-signer. As part of the approval process, the credit analyst may require that some of the information be verified, such as the applicant’s income, employment, residence or credit history. The system increases efficiency by automatically denying approval in certain circumstances without additional underwriting being performed. These automated notices are controlled by parameters, set by us, consistent with our credit policy.

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

      The following table sets forth information for contracts originated, contracts managed and number of dealers in the states in which we operate our business:

	Contracts Originated
	For the Year Ended December 31,			At December 31, 2003

State	2003	2002	2001	Managed Portfolio	Number of Dealers(1)

	(Dollars in thousands)
California	$2,228,877	$2,091,347	$1,928,371	$3,992,899	3,025
Washington	373,111	310,189	216,003	570,259	543
Arizona	299,918	283,528	324,299	567,224	468
Colorado	248,667	200,153	123,788	376,790	332
Oregon	206,875	214,683	196,292	356,905	501
Texas	204,065	171,761	181,651	371,503	823
Virginia	162,148	123,403	99,056	273,485	445
Ohio	161,846	171,109	174,040	351,102	788
North Carolina	148,786	144,859	138,956	288,587	505
Illinois	147,635	104,576	93,709	233,714	534
Nevada	142,957	131,094	105,747	252,167	166
Florida	132,238	147,931	184,289	300,689	698
Idaho	129,838	102,475	77,184	199,956	198
New York	117,377	63,519	29,801	157,774	299
Michigan	109,323	82,542	67,905	178,164	369
Maryland	100,620	62,145	41,286	149,878	246
Georgia	98,224	77,294	82,352	181,685	431
Tennessee	90,156	86,228	83,892	176,717	310
South Carolina	88,511	145,892	129,963	231,142	283
Missouri	77,273	70,070	57,883	139,082	350
Utah	74,993	84,897	77,321	138,880	284
Massachusetts	69,343	39,086	27,778	96,091	185
New Jersey	60,255	42,210	28,280	96,137	200
Wisconsin	52,304	44,318	40,826	87,105	221
Pennsylvania	47,813	50,699	46,122	95,851	376
Indiana	46,530	37,904	36,739	83,556	231
Minnesota	46,398	29,708	18,240	63,698	115
Alabama	43,343	36,570	31,967	82,560	213
Connecticut	35,183	22,928	11,508	53,316	98
New Mexico	34,010	23,930	24,146	52,238	110
Delaware	32,750	26,697	26,173	61,660	64
New Hampshire	32,619	24,275	10,563	46,790	89
Kansas	26,398	19,448	21,533	45,050	126
Kentucky	23,112	41,754	41,526	66,130	193
Iowa	20,712	20,552	9,228	34,533	94
Oklahoma	12,874	27,390	25,065	35,949	85
Mississippi	10,245	18,051	19,691	33,315	91
Nebraska	8,165	9,824	5,248	15,055	52
Wyoming	8,105	12,507	6,918	15,985	36
West Virginia	7,111	9,447	11,930	19,435	84
Rhode Island	5,170	4,385	2,947	8,584	29
South Dakota	4,971	3,843	2,078	6,831	14
Maine	3,782	492	985	4,227	18
Montana	3,590			3,303	2
Vermont	355	21		349	5
Hawaii				315	26

Total	$5,978,576	$5,415,734	$4,863,279	$10,596,665	14,355

(1)	Represents number of dealers from which contracts were originated that remain outstanding in our servicing portfolio at December 31, 2003.

Servicing of Contracts

      We service all of the contracts we purchase, both those held by us and those sold in automobile securitizations. The servicing process includes collecting and processing payments, responding to borrower inquiries, maintaining the security interest in the vehicle, maintaining physical damage insurance coverage and repossessing and selling collateral when necessary. During the second quarter of 2000, we implemented a new decision support system that incorporates behavioral scoring models. Additionally, in the second quarter of 2001, we began purchasing credit bureau information on all borrowers, which is updated each quarter. We believe these processes are the most efficient and effective collection methods.

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

      Our fully integrated servicing, decision and collections system automatically forwards accounts to our automated dialer or regional collection centers based on the assessed risk of default or loss. Account assessment poses several courses of action, including delaying collection activity based on the likelihood of self curing, directing an account to the automated dialer for a predetermined number of days before forwarding it to a regional collections office, or directly forwarding to a loan service counselor in the regional office for accelerated collection efforts as early as when the loan is seven days past due. This process balances the efficiency of centralized collection efforts with the effectiveness of decentralized personal collection efforts. Our systems track delinquencies and chargeoffs, monitor the performance of our collection associates and assist in delinquency forecasting. To assist in the collection process, we can access original documents through our imaging system, which stores all the documents related to each contract. We limit deferments to a maximum of three over the life of the contract and rarely rewrite contracts.

      If an account is delinquent and satisfactory payment arrangements are not made, the automobile is generally repossessed within 60 to 90 days of the date of delinquency, subject to compliance with applicable law. We use independent contractors to perform repossessions. The automobile remains in our custody for 10 days, or longer if required by applicable law, to provide the obligor the opportunity to redeem the automobile. If after the redemption period the delinquency is not cured, we write down the vehicle to fair value and reclassify the contract as a repossessed asset. After the redemption period expires, we prepare the automobile for sale. We sell substantially all repossessed automobiles through wholesale automobile auctions, subject to applicable law. We do not provide the financing on repossessions sold. We use regional remarketing departments to sell our repossessed vehicles. Once the vehicles are sold, we charge off any remaining deficiency balances. At December 31, 2003, repossessed automobiles outstanding managed by us were $10.3 million or 0.10% of the total managed contract portfolio, compared with $16.4 million or 0.18%, of the total managed contract portfolio at December 31, 2002.

      It is our policy to charge off an account when it becomes contractually delinquent by 120 days, except for accounts that are in Chapter 13 bankruptcy, even if we have not yet repossessed the vehicle. At the time that a contract is charged off, all accrued interest is reversed. After chargeoff, we collect deficiency balances through our centralized asset recovery center. These efforts include contacting the borrower directly, seeking a deficiency judgment through a small claims court or instituting other judicial action where necessary. In some cases, particularly where recovery is believed to be less likely, the account may be assigned to a collection agency for final resolution. For those accounts that are in Chapter 13 bankruptcy and contractually past due 120 days, we reverse all accrued interest and recognize income on a cash basis. Additionally, we write down such contracts to fair value.

Retail Banking

      Our retail banking operations are conducted through 20 branch offices located throughout Southern California. The total deposits gathered by the retail banking division were $1.3 billion at December 31, 2003 compared to $1.4 billion at December 31, 2002. Due to our limited number of branch offices, we have historically focused on certificate of deposit accounts as the primary product offered by the retail banking division. More recently, we have focused on raising low cost demand deposits and money market accounts in order to lower our overall cost of deposits.

      Demand deposits and money market accounts obtained through our retail banking operations totaled $608 million at December 31, 2003 compared with $490 million at December 31, 2002. At December 31, 2003, demand deposits and money market accounts represented 48% of our total retail banking deposits compared with 36% at December 31, 2002. In addition, demand deposits, money market accounts and certificate of deposit accounts under $100,000 in principal represented approximately 89% of our total deposit accounts.

Commercial Banking

      We focus our commercial banking operations in Southern California, operating through our Irvine headquarters. We target commercial clients with sales between $10 million and $100 million. We offer our commercial clients a full array of deposit and loan products that are priced competitively and designed specifically for them. The commercial banking division’s strategy is to generate deposits in excess of the loans it funds to provide another source of liquidity for us. Deposit products include money market, business checking and certificate of deposit accounts delivered either through direct contact or cash management services. Loan products include term loans, lines of credit, asset-based loans, construction loans and real estate loans. We also offer consumer deposit and money market accounts as well as consumer loans and lines of credit to the company owners, management and their associates. Loan products are generally priced on a floating rate basis, based on the prime rate or the London Interbank Offered Rate, also known as LIBOR. Fixed rate loans are generally limited to a one-year term or less.

      Credit quality is managed by having each loan reviewed for approval by the Commercial Bank President, Chairman of the Board, Board members or other executive officers. In addition, account officers are assigned to specific accounts to maintain close contact with the customer. Such contact allows for greater opportunity to cross sell products, as well as to observe and continually evaluate customers for potential credit problems.

      At December 31, 2003, the commercial banking division had $638 million in deposits compared with $517 million at December 31, 2002. Commercial loans outstanding totaled $124 million and $97.2 million at December 31, 2003 and 2002, respectively.

      The following table presents information regarding total loans and deposits of our commercial banking operations:

	For the Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Average balance — loans	$377,848	$427,035	$551,922
Average balance — deposits	734,147	487,102	404,435
Interest income	19,957	28,516	42,928
Interest expense	5,478	6,615	16,072
Average interest rate earned on loans	5.28%	6.68%	7.78%
Average interest rate paid on deposits(1)	0.75%	1.36%	3.97%

(1)	Excludes effect of hedging activities.

Mortgage Portfolios

      We have from time to time originated mortgage products that were held on our balance sheet rather than selling such products into the secondary markets. Other than mortgage loans originated on a limited basis through the commercial banking division, we do not expect to add mortgage loans to our balance sheet.

Transactions with Related Parties

      We believe that the transactions with affiliates described below are on terms no less favorable to us than could be obtained from unaffiliated parties. These transactions were approved by our Board of Directors and the Boards of Directors of the Bank and WFS, including their respective independent directors. For accounting purposes, each of the transactions described below eliminates upon consolidation.

Intercompany Borrowings

      WFS has various borrowing arrangements with the Bank, including long-term, unsecured debt and lines of credit designed to provide financing for WFS and its subsidiaries. These borrowings are the only source of liquidity WFS currently utilizes outside of the asset-backed securities market. These borrowing arrangements, on an unconsolidated basis, provide the Bank with what it believes to be a market rate of return.

      WFS borrowed $125 million from the Bank under the terms of a $125 million note executed in 1995. The $125 million note provided for principal payments of $25 million per year, commencing on April 30, 1999 and continuing through its final maturity, April 30, 2003. Interest payments on the $125 million note were due quarterly, in arrears, calculated at the rate of 7.25% per annum. The $125 million note was paid off in the third quarter of 2001. There was no outstanding balance on the $125 million note at December 31, 2003. Interest expense on this note totaled $0.5 million for the year ended December 31, 2001.

      WFS borrowed $150 million from the Bank under the terms of a $150 million note, as amended. This note matures on August 1, 2007, although the Bank has the option to require payment in part or in full at any time prior to that date. Interest payments on the $150 million note are due quarterly in arrears, calculated at the rate of 8.875% per annum. Pursuant to the terms of this note, WFS may not incur any other indebtedness that is senior to the obligations evidenced by this note except for (i) indebtedness under the $125 million note, (ii) indebtedness collateralized or secured under the $1.8 billion line of credit discussed below and (iii) indebtedness for similar types of warehouse lines of credit. WFS made principal payments on this note totaling $7.2 million and $42.0 million during the years ended December 31, 2003 and 2002, respectively. There was $101 million outstanding on this note at December 31, 2003 compared with $108 million at December 31, 2002. Interest expense on this note totaled $9.1 million, $12.4 million and $10.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      Additionally, WFS borrowed $300 million from the Bank under the terms of a $300 million note in May 2002. This note matures on May 15, 2012. Interest payments on the $300 million note are due semi-annually, in arrears, calculated at the rate of 10.25% per annum. Pursuant to the terms of this note, WFS may not incur any other indebtedness that is senior to the obligations evidenced by this note except for (i) indebtedness under the $150 million note, (ii) indebtedness collateralized or secured under the $1.8 billion line of credit and (iii) indebtedness for similar types of warehouse lines of credit. There was $300 million outstanding on this note at December 31, 2003 and 2002. Interest expense on this note totaled $30.8 million and $20.3 million for the years ended December 31, 2003 and 2002, respectively.

      WFS has a line of credit extended by the Bank permitting it to draw up to $1.8 billion as needed to be used in its operations. WFS does not pay a commitment fee for this line of credit. The line of credit terminates on December 31, 2004, although WFS may extend the term for additional periods of up to 60 months. There was no amount outstanding at December 31, 2003 and 2002. The average amount outstanding on the line was $14.7 million for 2003 and $50.5 million for 2002. The $1.8 billion line of credit carries an interest rate based on the one-month LIBOR and an interest spread of 125 basis points when unsecured and 90 basis points when secured. The Bank has the right under this line of credit to refuse to permit additional amounts to be drawn if, in the Bank’s discretion, the amount sought to be drawn will not be used to finance the purchase of contracts or other working capital requirements.

      Various subsidiaries of WFS have entered into lines of credit with the Bank. These lines permit these subsidiaries to draw up to a total of $330 million to fund activities related to securitizations. Of the total $330 million, $10 million terminates on December 1, 2006 and $320 million terminates on January 1, 2010, although the terms may be extended by these subsidiaries for additional periods of up to 60 months. At December 31, 2003, the amount outstanding on these lines of credit totaled $21.8 million compared with $62.0 million at December 31, 2002. These lines of credit carry an interest rate based on one-month LIBOR and an interest spread of 112.5 basis points when unsecured and 62.5 basis points when secured.

      Interest on the amounts outstanding under the lines of credit is paid monthly, in arrears, and is calculated on the daily average amount outstanding that month. Interest expense for these lines of credit totaled $1.0 million, $3.0 million and $8.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. For the years ended December 31, 2003, 2002 and 2001, the weighted average interest rates for the lines of credit were 2.28%, 2.74% and 4.43%, respectively. At December 31, 2003, 2002 and 2001, the weighted average interest rates for the lines of credit were 2.28%, 2.55% and 3.08%, respectively.

Short-Term Investment

      WFS invests its excess cash at the Bank under an investment agreement. Prior to January 1, 2002, the Bank paid WFS an interest rate on this excess cash equal to the federal composite commercial paper rate. On January 1, 2002, the agreement was amended to revise the interest rate to one-month LIBOR. The weighted average interest rate was 1.23%, 1.77% and 3.80% for the years ended December 31, 2003, 2002 and 2001, respectively. WFS held $764 million and $688 million excess cash with the Bank under the investment agreement at December 31, 2003 and 2002, respectively. The average investment during 2003 was $660 million compared with $561 million during 2002. Interest income earned by WFS under this agreement totaled $8.2 million, $10.2 million and $4.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. The interest rate was 1.17% at December 31, 2003 compared with 1.44% at December 31, 2002.

Reinvestment Contracts

      Pursuant to a series of agreements to which WFS, the Bank and WFAL2, among others, are parties, WFS has access to the cash flows of certain outstanding securitizations, including the cash held in the spread accounts for these securitizations. WFS is permitted to use that cash as it determines, including to originate contracts.

      In certain securitizations, the Bank and WFAL2 have entered into a reinvestment contract that is deemed to be an eligible investment under the relevant securitization agreements. The securitization agreements require that all cash flows of the relevant trust and the associated spread accounts be invested in the applicable reinvestment contract. A limited portion of the invested funds may be used by WFAL2 and the balance may be used by the Bank. The Bank makes its portion available to WFS pursuant to the terms of the WFS Reinvestment Contract. Under the WFS Reinvestment Contract, WFS receives access to all of the cash available to the Bank under each trust reinvestment contract and is obligated to repay to the Bank an amount equal to the cash so used when needed by the Bank to meet its obligations under the individual trust reinvestment contracts. With the portion of the cash available to it under the individual trust reinvestment contracts, WFAL2 purchases contracts from WFS pursuant to the terms of a sale and servicing agreement.

      In accordance with these agreements, the Bank and WFAL2 pledge property owned by each of them for the benefit of the trustee of each trust and the surety. WFS paid the Bank a fee equal to 12.5 basis points of the amount of collateral pledged by the Bank as consideration for the pledge of collateral and for WFS’ access to cash under the WFS Reinvestment Contract in 2003. Effective January 1, 2004, this fee was increased to 55 basis points. WFS paid the Bank $1.2 million, $1.2 million and $1.1 million for the years ended December 31, 2003, 2002 and 2001, respectively, for this purpose. As WFAL2 directly utilizes the cash made available to it to purchase contracts for its own account from WFS, no additional consideration from WFS is required to support WFAL2’s pledge of its property under the agreement with Financial Security Assurance Inc., also known as FSA. While WFS is under no obligation to repurchase contracts from WFAL2, to the extent WFAL2 needs to sell any such contracts to fund its repayment obligations under the trust reinvestment contracts, it is anticipated that WFS would prefer to purchase those contracts than for WFAL2 to sell those contracts to a third party. The WFS Reinvestment Contract, by its terms, is to remain in effect so long as any of the trust reinvestment contracts are an eligible investment for its related securitization. There was $789 million and $944 million outstanding on the trust reinvestment contracts at December 31, 2003 and 2002, respectively.

Whole Loan Sales

      We purchased $1.7 billion and $1.4 billion of contracts from WFS in whole loan sales for the years ended December 31, 2003 and 2001, respectively. We purchased no contracts from WFS for the year ended December 31, 2002. In these transactions, WFS received cash for the amount of the principal outstanding on the contracts plus a premium of $49.6 million and $44.3 million for the years ended December 31, 2003 and 2001, respectively. These premiums were recorded by WFS as a cash gain on sale, net of the write-off of outstanding dealer participation balances and the effect of hedging activities. These contracts were subsequently securitized by us and continue to be managed by WFS under the terms of the transactions. These whole loan sale transactions are eliminated upon consolidation for accounting purposes.

      On February 27, 2004, we purchased $1.5 billion of contracts from WFS in a whole loan sale. In this transaction, WFS received cash for the amount of the principal outstanding on the contracts plus a premium of $48.5 million. These contracts were subsequently securitized by us and continue to be managed by WFS under the terms of the securitization.

Tax Sharing Agreement

      We and our subsidiaries are parties to an amended tax sharing agreement pursuant to which a consolidated federal tax return is filed for all of the parties to the agreement. Under this agreement, the tax due by the group is allocated to each member based upon the relative percentage of each member’s taxable income to that of all members. Each member pays us its estimated share of tax liability when otherwise due, but in no event may the amount paid exceed the amount of tax that would have been due if a member were to file a separate return. A similar process is used with respect to state income taxes for those states that permit the filing of a consolidated or combined return. Tax liabilities to states that require the filing of separate tax returns for each company are paid by each company. The term of the amended tax sharing agreement commenced on the first day of the consolidated return year beginning January 1, 2002 and continues in effect until the parties to the tax sharing agreement agree in writing to terminate it. See “Consolidated Financial Statements — Note 23 — Income Taxes.”

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

Supervision and Regulation

General

      The following discussion describes federal and state laws and regulations that have a material effect on our business. These laws and regulations generally are intended to protect consumers, depositors, federal deposit insurance funds and the banking system as a whole, rather than stockholders and creditors. To the extent that this section refers to statutory or regulatory provisions, it is qualified in its entirety by reference to these provisions. Further, these statutes and regulations are subject to change by Congress and federal or state regulators. A change in the laws, regulations or regulatory policies applicable to us could have a material effect on our business.

Bank Operations

      The Bank and its subsidiaries are subject to examination and comprehensive regulation and reporting requirements by the Office of Thrift Supervision, also known as the OTS, the Bank’s primary federal regulator, as well as by the FDIC. The OTS is required to conduct a full scope, on-site examination of the Bank every twelve months. In addition, the Bank is subject to regulation by the Board of Governors of the Federal Reserve System, which governs reserves required to be maintained against deposits and other matters. The Bank also is a member of the FHLB of San Francisco, one of twelve regional banks for federally insured savings and loan associations and banks comprising the FHLB System. The FHLB System is under the supervision of the Federal Housing Finance Board. In addition, various other laws and regulations, such as the Gramm-Leach-Bliley Act, Federal Home Loan Bank Act, Community Reinvestment Act, Sarbanes-Oxley Act of 2002, and USA Patriot Act, directly or indirectly affect our business.

      Since WFS is owned by the Bank, which is a federal savings association, it is subject to regulation and examination primarily by the OTS as well as by the FDIC. Our service corporation subsidiaries also are subject to regulation by the OTS and other applicable federal and state agencies. WFS and certain of our other subsidiaries are further regulated by various departments or commissions of the states in which they do business. This includes our insurance subsidiaries which are subject to regulation by applicable state insurance regulatory agencies.

Automobile Lending Operations

      We purchase automobile installment contracts in 45 states and are subject to both state and federal regulation of our automobile lending operations. We must comply with each state’s consumer finance, automobile finance, licensing and titling laws and regulations to the extent those laws and regulations are not pre-empted by OTS regulations or federal law.

      The contracts we originate and service are subject to numerous federal and state consumer protection laws, including the Federal Truth-in-Lending Act, the Federal Trade Commission Act, the Fair Credit Billing Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Fair and Accurate Credit Transactions Act, the California Rees-Levering Act, other retail installment sales laws and similar state laws. Most state consumer protection laws also govern the process by which we may repossess and sell an automobile pledged as security on a defaulted contract. We must follow those laws carefully in order to maximize the amount of money we can recover on a defaulted contract.

Affiliate Transaction Restrictions

      The Home Owners’ Loan Act, also known as HOLA, limits the type of activities and investments in which the Bank or its subsidiaries may participate if the investment or activity involves an affiliate of the Bank. In addition, transactions between the Bank or its subsidiaries and an affiliate must be on terms that are at least as favorable to the Bank or its subsidiaries as are the terms of the transactions with unaffiliated companies. This permits the OTS to, as necessary, limit transactions between us, the Bank, our subsidiaries or affiliates and the subsidiaries or affiliates of the Bank, and limit any of our activities that might create a serious risk that our liabilities and the liabilities of our affiliates may be imposed on the Bank.

Investment Restrictions

      HOLA regulations limit certain activities of the Bank and its operating subsidiaries to a percentage of the Bank’s total consolidated assets, excluding for these purposes, assets held by its service corporations. The Bank is precluded from holding consumer loans, including automobile contracts, on its consolidated balance sheet, in an aggregate principal balance in excess of 30% of its total consolidated assets. The limitation is increased to 35% of consolidated assets if all of the consumer loans in excess of the 30% limit are obtained by the Bank and its operating subsidiaries directly from consumers. Our securitization activities are structured to enable the Bank to remove securitized automobile contracts from the HOLA consumer loan limitation calculation. As a result, securitized automobile contracts are not included in the calculation of the percentage of the Bank’s consolidated assets subject to either the 30% or 35% limitation on consumer loans. The Bank is precluded from holding commercial loans, including loans to our service corporations, on its consolidated balance sheet, in an aggregate principal balance in excess of 10% of its total consolidated assets. Commercial loans secured by real estate and small business loans with $2.0 million or less in outstanding principal are not included in the calculation of the percentage of commercial loans. The Bank is precluded from investing more than 2% of its consolidated assets in service corporations, although it may invest an additional 1% in service corporations devoted to community service activities as specified in the regulations. Retained earnings or losses from the operations of our service corporations are not included in the calculation of our investment in service corporations.

Capital Requirements

      As a federally chartered savings bank, the Bank is subject to certain minimum capital requirements imposed by the Financial Institutions Reform, Recovery and Enforcement Act, also known as FIRREA, and the Federal Deposit Insurance Corporation Improvement Act, also known as FDICIA. FDICIA separates all financial institutions into one of five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To be considered “well capitalized,” an institution must have a ratio of total risk-based capital to risk-weighted assets of 10.0% or greater, a Tier 1 risk-based capital ratio to risk-weighted assets of 6.0% or greater, a leverage ratio of 5.0% or greater and not be subject to any OTS order. To be “adequately capitalized,” an institution must have a total risk-based capital ratio of not less than 8.0%, a Tier 1 risk-based capital ratio of not less than 4.0% and a leverage ratio of not less than 4.0%. Any institution that is neither well-capitalized nor adequately capitalized will be considered undercapitalized. In addition, HOLA and the OTS regulations require savings associations to maintain “tangible capital” in an amount not less than 1.5% of adjusted total assets and “core capital” in an amount not less than 3% of adjusted total assets.

      HOLA mandates that the OTS promulgate capital regulations that include capital standards no less stringent than the capital standards applicable to national banks. The OTS in its regulations has defined total risk-based capital as core capital plus supplementary capital less direct equity investments not permissible to national banks (subject to a phase-in schedule) and reciprocal holdings that other depository institutions may count in their regulatory capital. Supplementary capital is limited to 100% of core capital. Supplementary capital is comprised of permanent capital instruments not included in core capital, general valuation loan and lease loss allowance, and maturing capital instruments such as subordinated debentures. At December 31, 2003, there were two debenture issuances remaining, one with an outstanding balance excluding discounts and issuance costs of $101 million and an interest rate of 8.875% due in 2007 and a second with an outstanding balance excluding discounts and issuance costs of $300 million and an interest rate of 9.625% due in 2012. Pursuant to the approval from the OTS to treat those debentures as supplementary capital, the total amount of debentures issued by the Bank that may be included as supplementary capital may not exceed the total amount of the Bank’s core capital. The amount of the 8.875% debentures that may be included as supplementary capital began to decrease at the rate of 20% of the amount originally outstanding per year, net of redemptions, on August 1, 2002. The 9.625% debentures will not begin to be phased out as supplementary capital until May 15, 2007.

      The Bank currently meets all capital requirements to which it is subject and satisfies the requirements of a “well capitalized” institution. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity — Capital Requirements” for an analysis of the Bank’s actual capital and required capital. Because the Bank is “well capitalized,” it may accept brokered deposits without restriction. See “Management’s Discussion and Analysis of Financial Condition and Results

of Operations — Capital Resources and Liquidity — Principal Sources of Cash — Deposits.” Federal regulators must take prompt corrective action to resolve the problems of insured depository institutions that fall below certain capital ratios.

Distributions

      The OTS has adopted regulations for determining if capital distributions of a savings association are permitted. Capital distributions are permissible unless the Bank would be undercapitalized, the proposal raises safety and soundness concerns, or violates a prohibition in any statute, regulation or agreement between the Bank and the OTS. See Note 19 to the Consolidated Statements of Financial Condition — “Dividends” for a more detailed description of limits on dividends the Bank is allowed to pay.

      The Bank also is subject to certain limitations on the payment of dividends by the terms of the indentures for its debentures. Those limitations are more severe than the OTS capital distribution regulations. Under the most restrictive of those limitations arising in connection with the Bank’s sale of debentures, the greatest capital distribution that the Bank could currently make is $218 million.

Insurance of Accounts

      The FDIC administers the Savings Association Insurance Fund, also known as SAIF. Deposits with the Bank are insured through the SAIF to the maximum amount permitted by law, which is currently $100,000. The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has either engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.

Subprime Lending Programs

      The OTS, along with other federal banking regulatory agencies, has adopted guidance pertaining to subprime lending programs. Pursuant to the guidance, lending programs that provide credit to borrowers whose credit histories reflect specified negative characteristics, such as recent bankruptcies or payment delinquencies, are deemed to be subprime lending programs. Many of the loans that we originate possess one or more of the factors identified in the guidance as indicative of a subprime loan. Pursuant to the guidance, examiners may require that an institution with a subprime lending program hold additional capital that ranges from one and one-half to three times the normal capital required for similar loans made to borrowers who are not subprime borrowers. Because many of the loans we originate possess one or more of the factors identified in the guidance as indicative of a subprime loan, the Bank maintains its capital levels higher than those otherwise required by the OTS. The maintenance of higher capital levels by the Bank may slow our growth, require us to raise additional capital or sell assets, all of which would negatively impact our earnings. We cannot predict whether the Bank will be required by the OTS to hold additional capital with respect to those automobile contracts we hold as to which the borrowers are deemed by the OTS to be subprime borrowers.

Taxation

Federal Income Taxes

      We file a calendar year consolidated federal income tax return with our subsidiaries. All entities included in the consolidated financial statements are included in the consolidated tax return.

      The Bank is a savings and loan association for federal income tax purposes. Prior to 1996, savings and loan associations satisfying certain conditions were permitted under the Internal Revenue Code to establish reserves for bad debts and to make annual additions to these reserves, which qualified as deductions from income. However, in 1996 new legislation was enacted which eliminated the reserve method of accounting for bad debts for tax purposes for savings and loan associations and required the reserve balance to be recaptured. During 2003, the remaining $1.7 million of reserves were recaptured.

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

      During 2003, the Internal Revenue Service completed their examination of our returns for the tax years ended December 31, 1997 through 1999. All additional tax and interest related to the examination have been paid, which amount was not material to our Consolidated Statements of Income. There were no penalties assessed as a result of this examination.

California Franchise Tax and Other State Provisions

      At the end of 2003, we had a tax presence in approximately 38 states. However, we expect that approximately 50% of the activity of the group and the resulting income will be taxed as California source income, with the remaining amounts apportioned or allocated outside California.

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

WFS Receivables Corporation 2

      WFS Receivables Corporation 2, also known as WFSRC2, is a wholly owned, Nevada based, limited purpose corporation. WFSRC2 was organized for the purpose of purchasing contracts from WFS and securitizing them in the asset-backed securities market. Securitizations originated by WFSRC2 are guaranteed under a financial guaranty insurance policy issued by FSA. Securitization transactions in which contracts are sold through WFSRC2 are treated as secured financings for accounting purposes. At December 31, 2003, WFSRC2 had $2.1 billion in notes payable on automobile secured financing outstanding.

WFS Receivables Corporation 4

      WFS Receivables Corporation 4, also known as WFSRC4, is a wholly owned, Nevada based, limited purpose corporation. WFSRC4 was organized for the purpose of purchasing contracts from WFS and securitizing them in the asset-backed securities market. Securitizations originated by WFSRC4 include senior notes which are credit enhanced through the issuance of subordinated notes. Securitization transactions in which contracts are sold through WFSRC4 are treated as secured financings for accounting purposes. At December 31, 2003, WFSRC4 had no notes payable on automobile secured financing outstanding.

Westran Services Corp.

      Westran Services Corp., also known as Westran, is our wholly owned, California based subsidiary, which provides travel-related services for us and our subsidiaries. Westran does not provide a significant source of revenues or expenses.

Western Consumer Products

      Western Consumer Products is our wholly owned, California based subsidiary, which was created in 2001 to market non-lending related products such as automobile warranties, maintenance agreements and vehicle security systems.

Western Financial Bank

      The Bank is our wholly owned, federally chartered and federally insured savings bank. The Bank provides diversified financial services through its community banking operations, which include a retail banking division and a commercial banking division. Substantially all of our operations are conducted through the Bank and its subsidiary, WFS. The Bank’s subsidiaries are WFS, which in turn owns all of the stock of WFAL, WFAL2, WFS Investments, Inc., also known as WFSII, WFS Funding, Inc., also known as WFSFI, WFS Receivables Corporation, also known as WFSRC, WFS Receivables Corporation 3, also known as WFSRC3 and WFS Web Investments, also known as WFSWEB. Other subsidiaries of the Bank include Western Auto Investments, Inc., also known as WAI, Westfin Insurance Agency, also known as WFIA, Westhrift, WestFin Securities Corporation, also known as WestFin, Western Reconveyance Company, Inc., also known as RECON, Western Consumer Services, Inc., also known as WCS, and The Hammond Company, The Mortgage Bankers, also known as THCMB. Each of these entities are described in further detail below.

WFS Financial Inc

      WFS is an 84% owned operating subsidiary of the Bank that is in the business of financing contracts purchased from automobile dealers. The remaining interest is traded on the Nasdaq National Market® under the ticker symbol WFSI. Each of its offices is licensed to the extent required by law to conduct business in each respective state. The contracts that WFS originates are generally securitized by its subsidiaries, WFAL, WFSFI, WFSRC or WFSRC3 or are sold to WFSRC2 or WFSRC4 for securitization by those entities. See “General — Automobile Lending Operations.” During 2003, WFS originated $6.0 billion of contracts.

WFS Financial Auto Loans, Inc.

      WFAL is a wholly owned, Nevada based, limited purpose operating subsidiary of WFS. WFAL was organized primarily for the purpose of purchasing contracts from WFS and securitizing them in the asset-backed securities market. All sales to securitization trusts directly from WFAL were treated as sales for accounting purposes. WFAL has not purchased any automobile contracts since March 2000. In January 2003, we regained control over the assets of the outstanding securitization trusts accounted for as sales for accounting purposes and consolidated all remaining contracts and related notes payable on automobile secured financing outstanding under these trusts. At December 31, 2003, WFAL had $129 million in notes payable on automobile secured financing outstanding.

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

WFS Receivables Corporation

      WFSRC is a wholly owned, Nevada based, limited purpose service corporation subsidiary of WFS. WFSRC was incorporated for the purpose of purchasing contracts from WFS and securitizing them in the asset-backed securities market. Securitizations originated by WFSRC are guaranteed under a financial guaranty insurance policy issued by FSA. Securitization transactions in which contracts are sold through WFSRC are treated as secured financings for accounting purposes. At December 31, 2003, WFSRC had $3.7 billion in notes payable on automobile secured financing outstanding.

WFS Receivables Corporation 3

      WFSRC3 is a wholly owned, Nevada based, limited purpose service corporation subsidiary of WFS. WFSRC3 was organized for the purpose of purchasing contracts from WFS and securitizing them in the asset-backed securities market. Securitizations originated by WFSRC3 include senior notes that are credit enhanced through the issuance of subordinated notes. Securitization transactions in which contracts are sold through WFSRC3 are treated as secured financings for accounting purposes. At December 31, 2003, WFSRC3 had $4.3 billion in notes payable on automobile secured financing outstanding.

WFS Web Investments

      WFSWEB is a wholly owned, California based, limited purpose service corporation subsidiary of WFS. WFSWEB was incorporated for the purpose of investing in an Internet service company called DealerTrack. Our investment in DealerTrack provides us with the opportunity to be involved with a company that provides a business-to-business Internet portal specifically designed for the indirect automobile lending market.

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

Westhrift Life Insurance Company

      Westhrift is a wholly owned, Arizona based, operating subsidiary of the Bank. Westhrift has a Certificate of Authority from the California Insurance Commissioner authorizing it to conduct insurance business in California. We are in the process of dissolving Westhrift.

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

Associates

      At December 31, 2003, we had 2,203 full-time and 117 part-time associates. None of our associates are represented by a collective bargaining unit or union. We believe we have good relations with our associates.

Item 2. Properties

      At December 31, 2003, we owned eight properties in California and one property in Texas and leased 55 properties at various locations in various states.

      Our executive offices are located at 23 Pasteur, Irvine, California. The remaining owned and leased properties are used as retail branch offices, automobile lending regional business centers and other operational centers. At December 31, 2003, the net book value of property and leasehold improvements was approximately $55.1 million. We lease space at one location from a company controlled by the Chairman of the Board of our company and our majority shareholder.

Item 3. Legal Proceedings

      We or our subsidiaries are involved as parties to certain legal proceedings incidental to our business, including Lee, et al. v. WFS Financial Inc, United States District Court, Middle District of Tennessee at Nashville, No. 3-02-0570 filed June 17, 2002 (a putative class action raising claims under the Equal Credit Opportunity Act) and other similar cases. We are vigorously defending these actions and do not believe that the outcome of these proceedings will have a material effect upon our financial condition, results of operations and cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range by Quarter

      Our common stock has been publicly traded since 1986 and is currently traded on the New York Stock Exchange, also known as the NYSE, identified by the symbol, WES. The following table illustrates the high and low prices by quarter in 2003 and 2002, as reported by the NYSE, which prices are believed to represent actual transactions:

	2003		2002

	High	Low	High	Low

First Quarter	$23.25	$18.30	$22.55	$15.70
Second Quarter	29.80	18.60	31.95	22.50
Third Quarter	36.86	27.30	31.41	18.10
Fourth Quarter	39.25	34.13	21.63	16.92

      We had 6,521 shareholders of our common stock at February 27, 2004. The number of shareholders was determined by the number of record holders, including the number of individual participants, in security position listings.

Dividends

      We paid cash dividends of $0.51, $0.47 and $0.43 per share for the years ended December 31, 2003, 2002 and 2001, respectively. On February 25, 2004, we declared a quarterly cash dividend of $0.14 per share for shareholders of record as of May 4, 2004. This dividend is payable on May 18, 2004. There are no restrictions on the payment of dividends by Westcorp.

      The Bank is restricted by regulation and by the indentures relating to the subordinated debentures as to the amount of funds that can be transferred to us in the form of dividends or other capital distributions. See Note 19 to the Consolidated Statements of Financial Condition — “Dividends.” Under the most restrictive of these terms, on December 31, 2003, the Bank’s restricted shareholder’s equity totaled $467 million with a maximum dividend of $218 million. The Bank must notify the OTS of its intent to declare cash dividends 30 days before declaration and may not pay a dividend or make a loan to us for any purpose to the extent we engage in any activities not permitted for a bank holding company.

Recent Sales of Unregistered Securities

      On July 7, 2003 Westcorp sold 700,000 shares of its common stock directly to affiliates of Westcorp’s chairman and controlling shareholder, Ernest Rady and 130,000 shares directly to the Westcorp Employee Stock Ownership Plan, also known as the ESOP in an unregistered private placement. The shares were sold at a price of $28.00 per share. Westcorp did not pay any underwriting discounts or commissions in connection with these sales, resulting in proceeds to Westcorp of $19,600,000 and $3,640,000, respectively. The price paid by the affiliates of Mr. Rady and the ESOP was identical to the price to public paid in connection with the registered underwritten offering of 5,274,000 shares of Westcorp’s common stock which closed on July 8, 2003. Westcorp paid underwriting discounts and commissions of $1.40 per share in connection with that public offering. The sales of its common stock to affiliates of Mr. Rady and to the ESOP were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as the sales were made directly from Westcorp to the purchasers without any public offering.

Item 6.	Selected Financial Data

      The following table presents summary audited financial data for the years ended December 31, 2003, 2002, 2001, 2000 and 1999. Since this table is only a summary and does not provide all of the information contained in our financial statements, including the related notes, you should read our Consolidated Financial Statements contained elsewhere herein. Certain amounts from the prior years’ Consolidated Financial Statements have been reclassified to conform to the current year presentation.

	At or For the Year Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands, except per share amounts)
Consolidated Statements of Operations:
Interest income	$1,245,017	$1,142,940	$962,627	$583,821	$297,616
Interest expense	531,436	530,916	491,944	313,872	152,788

Net interest income	713,581	612,024	470,683	269,949	144,828
Provision for credit losses	294,006	306,233	196,977	82,133	38,400

Net interest income after provision for credit losses	419,575	305,791	273,706	187,816	106,428
Noninterest income	110,157	90,653	78,899	177,884	212,138
Noninterest expense	281,788	251,306	244,871	220,973	217,958

Income before income tax	247,944	145,138	107,734	144,727	100,608
Income tax	98,275	52,267	41,675	58,132	41,460

Income before minority interest	149,669	92,871	66,059	86,595	59,148
Minority interest in earnings of subsidiaries	26,064	13,153	10,369	11,852	6,522

Net income	$123,605	$79,718	$55,690	$74,743	$52,626

Weighted average number of shares and common share equivalents — diluted	43,397,211	38,922,611	34,485,127	29,525,677	26,505,128
Earnings per common share — diluted	$2.85	$2.05	$1.61	$2.53	$1.99
Dividends declared per common share	0.52	0.48	0.44	0.30	0.20
Dividend payout ratio	18.2%	23.4%	27.3%	11.9%	10.1%

Consolidated Statements of Financial Condition:
Assets:
Cash and due from banks	$382,082	$84,215	$104,327	$128,763	$171,365
Loans:
Consumer(1)	10,777,829	9,063,755	7,092,959	4,309,317	1,516,669
Mortgage(2)	236,223	282,930	373,455	507,431	598,302
Commercial	124,431	97,216	85,312	107,586	66,927
Mortgage-backed securities	2,701,797	2,649,657	2,092,225	2,230,448	1,431,376
Investments and time deposits	363,148	128,529	74,957	35,101	33,423
Other assets	332,012	445,689	427,380	653,270	744,929
Less: Allowance for credit losses	301,602	269,352	178,218	104,006	64,217

Total assets	$14,615,920	$12,482,639	$10,072,397	$7,867,910	$4,498,774

Liabilities:
Deposits	$1,972,856	$1,974,984	$2,329,326	$2,478,487	$2,212,309
Notes payable on automobile secured financing	10,254,641	8,494,678	5,886,227	3,473,377	461,104
FHLB advances and other borrowings	560,179	618,766	723,675	616,193	498,901
Subordinated debt	394,854	400,561	147,714	189,962	199,298
Amounts held on behalf of trustee		177,642	280,496	494,858	687,274
Other liabilities	179,471	101,145	85,994	71,221	59,140

Total liabilities	13,362,001	11,767,776	9,453,432	7,324,098	4,118,026
Minority interest in equity of subsidiaries	131,434	101,666	78,261	56,644	28,030
Shareholders’ equity	1,122,485	613,197	540,704	487,168	352,718

Total liabilities and shareholders’ equity	$14,615,920	$12,482,639	$10,072,397	$7,867,910	$4,498,774

	At or For the Year Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands, except per share amounts)
Other Selected Financial Data:
Average managed automobile contracts	$10,051,754	$8,845,635	$7,576,681	$6,076,814	$4,840,363
Return on average managed automobile contracts(3)	1.23%	0.90%	0.74%	1.23%	1.09%
Average shareholders’ equity(4)	$858,927	$654,109	$570,298	$450,323	$351,162
Return on average shareholders’ equity(4)	14.39%	12.19%	9.77%	16.60%	14.99%
Total equity to assets (5)	9.04%	6.54%	6.75%	7.10%	8.94%
Book value per share(4)	$23.00	$18.23	$16.80	$15.72	$14.06
Originations:
Consumer loans	$5,983,492	$5,419,296	$4,869,970	$4,232,115	$3,355,732
Mortgage loans	25,622	23,950	23,001	33,124	276,936
Commercial loans	407,387	354,439	291,944	266,342	237,316

Total loan originations	$6,416,501	$5,797,685	$5,184,915	$4,531,581	$3,869,984

Interest rate spread	4.95%	5.14%	4.85%	4.37%	3.59%

(1)	Net of unearned discounts.

(2)	Net of undisbursed loan proceeds.

(3)	Net income divided by average automobile contracts managed.

(4)	Excludes accumulated other comprehensive loss.

(5)	Excludes accumulated other comprehensive loss and includes minority interest.

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

      Noninterest income is primarily made up of revenues generated from the sale and servicing of contracts and real estate loans. The primary components of noninterest income include late charges and other collection related fee income on managed contracts, retained interest income or expense, gain on sale of contracts and real estate loans, and contractual servicing income on contracts in securitization transactions treated as sales for accounting purposes. Since March 2000, we have structured our securitizations as secured financings and no longer record non-cash gain on sale at the time of each securitization or record subsequent contractual servicing and retained interest income, the valuation of which is based upon subjective assumptions. Rather, the earnings of the contracts in the trust and the related financing costs are reflected over the life of the underlying pool of contracts as net interest income. In addition, our provision for credit losses has increased as we hold securitized loans on our balance sheet.

      Our decision to account for our securitizations as secured financings rather than as sales was based upon a business philosophy that focuses on presenting high quality, cash-based earnings and maintaining a conservative, well-capitalized balance sheet. We believe that a presentation in which assets and liabilities remain on the balance sheet for securitization transactions treated as secured financings provides a better understanding of our business and the inherent risks associated with our securitizations. Since March 2000, in order to account for some of our securitizations as secured financings rather than as sales, those securitizations include a provision that provides us with the right to repurchase contracts at any time as defined under Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The percentage of contracts that we may repurchase was increased from 10% to 20% as of March 2000. Other securitization transactions since March 2000 allow the securitization trust to invest in and sell other financial assets. We believe that our decision to make these accounting changes created a transitional period during which our earnings were adversely impacted as we built our on balance sheet portfolio of loans. This change affected the comparability of our financial statements from 2000 through 2003.

      For more than 30 years, we believe that our business model has been successful in a variety of environments. Nationwide recession, high unemployment, weak wholesale auction values, record personal bankruptcies and record low interest rates created a challenging operating landscape in 2003. Through it all, we kept credit losses under control, maintained strong net interest margins and leveraged our operating platform to produce record net income. The following are highlights for 2003:

•	We produced record earnings of $124 million in net income, a 55% increase over 2002.

•	Earnings per share increased to a record $2.85 per share.

•	Net interest income rose 17% to $714 million while risk adjusted spreads were nearly identical to 2002.

•	Credit losses declined in 2003 to 2.60% of contracts.

•	Operating expenses represent 34% of total revenues, our most efficient year ever.

•	We originated $6.0 billion in automobile contracts through our relationships with 8,000 dealers throughout the country.

•	Our portfolio of automobile contracts of $10.6 billion consists of more than 80% prime credit quality contracts.

•	Delinquencies at year end were 2.9% of total outstanding contracts, which is 0.6% lower than a year earlier.

•	We successfully expanded our securitization program by offering senior/ subordinated securities on a regular basis.

•	We currently manage over $10 billion of securities outstanding under our securitization program.

Business Risks

      Our operating results and financial condition could be adversely affected by any of the following business risks. In addition to the risks described below, we may encounter risks that are not currently known to us or that we currently deem immaterial, which may also impair our business operations.

Regulatory Requirements May Restrict Our Ability to Do Business

      The Bank and its subsidiaries are subject to inspection and regulation by the OTS pursuant to HOLA. The OTS is the primary federal banking agency responsible for its supervision and regulation. The OTS has the power to enforce HOLA and its regulations by a variety of actions ranging from a memorandum of understanding to cease and desist proceedings under the Federal Deposit Insurance Act. The OTS can take such action based solely upon its determination that we have violated one or more of the laws or regulations to which we are subject or that any aspect of our business is being conducted in an unsafe or unsound manner. As such, the OTS has broad powers to, among other things, require us to change our business practices, hold additional capital and change management. Such action could have a material adverse impact on our business and may impact our securities prices, including our common stock, and access to the capital markets.

      HOLA limits the amount of our consumer loans, commercial loans and investment in service corporations. See “Business — Supervision and Regulation - Investment Restrictions.” Our securitization activities are structured to enable the Bank to remove securitized automobile contracts from the HOLA consumer loan limitation calculation. Changes in the OTS’s interpretation of HOLA as it affects our securitization activities could cause us to change the manner in which we securitize automobile contracts or to limit our acquisition of such contracts, thereby negatively impacting the price of our common stock. Furthermore, if we are unable to continue to securitize the automobile contracts we purchase, this regulatory limitation may force us to limit our acquisition of new automobile contracts, thereby adversely affecting our ability to remain a preferred source of financing for the dealers from whom we purchase automobile contracts, or cause us to fail the regulatory limitations. Any such limitations may also have a material adverse effect on our financial position, liquidity and results of operations. In addition, other regulatory actions taken by the OTS could have a negative impact on the price of our common stock.

OTS Guidance Regarding Subprime Lending May Affect the Bank’s Capital Requirements

      The OTS, along with other federal banking regulatory agencies, has adopted guidance pertaining to subprime lending programs. Pursuant to the guidance, lending programs which provide credit to borrowers whose credit histories reflect specified negative characteristics, such as recent bankruptcies or payment delinquencies, are deemed to be subprime lending programs for regulatory purposes. Many of the contracts that we originate possess one or more of the factors identified in the guidance as indicative of a subprime loan for this purpose. Pursuant to the guidance, examiners may require that an institution with a lending program deemed to be subprime hold additional capital that ranges from one and one-half to three times the normal capital required for similar loans made to borrowers who are not deemed to be subprime borrowers.

      Because many of the automobile contracts we originate possess one or more of the factors identified in the guidance as indicative of a subprime loan, the Bank maintains its capital levels higher than would otherwise be required by regulations. Maintenance of higher capital levels by the Bank may slow our growth, require us to raise additional capital or sell assets, all of which could negatively impact our earnings. We cannot predict to what extent the Bank may be required to hold additional capital with respect to those automobile contracts we hold as to which the borrowers are deemed by the OTS to be subprime borrowers.

Other Regulatory Requirements May Affect Our Ability to Do Business

      Our operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. In most states in which we operate, a consumer credit regulatory agency regulates and enforces laws relating to consumer lenders and sales finance agencies such as WFS. These rules and regulations generally provide for licensing of sales finance agencies, limitations on the amount, duration and charges, including interest rates, for various categories of loans, requirements as to the form and content of finance contracts and other documentation, and restrictions on collection practices and creditors’ rights. So long as WFS is an operating subsidiary of the Bank, licensing and certain other of these requirements are not applicable to WFS due to federal preemption.

      We are also subject to extensive federal regulation, including the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act. These laws require us to provide certain disclosures to prospective borrowers and protect against discriminatory lending practices and unfair credit practices. The principal disclosures required under the Truth in Lending Act include the terms of repayment, the total finance charge and the annual percentage rate charged on each loan. The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status. Pursuant to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. In addition, the credit scoring system we use must comply with the requirements for such a system as set forth in the Equal Credit Opportunity Act and Regulation B. The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency. Additionally, we are subject to the Gramm-Leach-Bliley Act, which requires us to maintain privacy with respect to certain consumer data in our possession and to periodically communicate with consumers on privacy matters. We are also subject to the Servicemembers Civil Relief Act, and similar state laws, which requires us to reduce the interest rate charged on each loan to customers who have subsequently joined the military.

      The dealers that originate automobile contracts we purchase also must comply with both state and federal credit and trade practice statutes and regulations. Failure of the dealers to comply with these statutes and regulations could result in consumers having rights of rescission and other remedies that could have an adverse effect on us.

      We believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable local, state and federal regulations. There can be no assurance, however, that we will be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could have a material adverse effect on our operations. Further, the adoption of additional, or the revision of existing, rules and regulations could have a material adverse effect on our business.

      We are subject to routine periodic examinations by the OTS on a variety of financial and regulatory matters. The Bank’s most recent annual safety and soundness examination by the OTS was completed in July 2003.

Adverse Economic Conditions May Impact Our Profitability

      Delinquencies, defaults, repossessions and credit losses generally increase during periods of economic slowdown, recession or higher unemployment. These periods also may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding contracts, which weakens collateral coverage and increases the amount of loss in the event of default. Significant increases in the inventory of pre-owned automobiles during periods of economic recession also may depress the prices at which repossessed automobiles may be sold or delay the timing of these sales. Because a portion of our borrowers are considered non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and credit losses on these contracts are higher than those experienced in the general automobile finance industry for borrowers considered to be prime borrowers and could be more dramatically affected by a general economic downturn. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in our servicing fee income. While we seek to manage the higher risk inherent in non-prime contracts through the underwriting criteria and collection methods we employ, we cannot assure you that these criteria or methods will afford adequate protection against these risks. Any sustained period of increased delinquencies, defaults, repossessions, credit losses or servicing costs could adversely affect our financial position, liquidity and results of operations and our ability to enter into future securitizations.

Interest Rate Fluctuations May Impact Our Profitability

      Our profitability may be directly affected by the level of and fluctuations in interest rates, which affects the gross interest rate spread we earn on our contracts. As interest rates change, our gross interest rate spread on new originations may increase or decrease depending upon the interest rate environment. In addition, the rates charged on the contracts originated or purchased from dealers are limited by statutory maximums, restricting our opportunity to pass on increased interest costs. We believe that our profitability and liquidity could be adversely affected during any period of changing interest rates, possibly to a material degree. We monitor the interest rate environment and employ our hedging strategies designed to mitigate the impact of changes in interest rates. We cannot assure you that our hedging strategies will mitigate the impact of changes in interest rates.

Wholesale Auction Values May Impact Our Profitability

      We sell repossessed automobiles at wholesale auction markets located throughout the United States. Auction proceeds from the sale of repossessed vehicles and other recoveries usually do not cover the outstanding balance of the contracts, and the resulting deficiencies are charged off. Decreased auction proceeds resulting from the depressed prices at which pre-owned automobiles may be sold during periods of economic slowdown or recession will result in higher credit losses for us. Furthermore, depressed wholesale prices for pre-owned automobiles may result from significant liquidations of rental or fleet inventories and from increased volume of trade-ins due to promotional financing programs offered by new vehicle manufacturers. There can be no assurance that our recovery rates will stabilize or improve in the future.

The Ownership of Our Common Stock Is Concentrated, Which May Result in Conflicts of Interest and Actions That Are Not in the Best Interests of Our Other Stockholders

      Ernest S. Rady is our founder, Chairman of the Board of Directors and Chief Executive Officer. Mr. Rady is also the Chairman of the Board of Directors and Chief Executive Officer of the Bank and the Chairman of the Board of Directors of WFS. Mr. Rady is the beneficial owner of approximately 54% of our outstanding shares of common stock and is able to exercise significant control over our company. The Westcorp common stock ownership of Mr. Rady enables him to elect all of our directors and effectively control the vote on all matters submitted to a vote of our shareholders, including mergers, sales of all or substantially all of our assets, “going private” transactions, conversions and other corporate restructurings or reorganizations. Because of the significant block of our common stock controlled by Mr. Rady, decisions may be made that, while in the best interest of Mr. Rady, may not be in the best interest of other stockholders.

We May Not Be Able to Generate Sufficient Operating Cash Flows to Run Our Automobile Finance Operations

      Our automobile finance operations require substantial operating cash flows. Operating cash requirements include premiums paid to dealers for acquisition of automobile contracts, expenses incurred in connection with the securitization of automobile contracts, capital expenditures for new technologies and ongoing operating costs. Our primary source of operating cash is the excess cash flows received from securitizations and contracts held on the balance sheet. The timing and amount of excess cash flows from contracts varies based on a number of factors, including:

•	the rates and amounts of loan delinquencies, defaults and net credit losses;

•	how quickly and at what price repossessed vehicles can be resold;

•	the ages of the contracts in the portfolio;

•	levels of voluntary prepayments; and

•	the terms of our securitizations, which include performance based triggers requiring higher levels of credit enhancements to the extent credit losses or delinquencies exceed certain thresholds. We have exceeded performance thresholds in the past and may do so again in the future.

      Any adverse change in these factors could reduce or eliminate excess cash flows to us. Although we currently have positive operating cash flows, we cannot assure you that we will continue to generate positive cash flows in the future, which could have a material adverse effect on our financial position, liquidity and results of operations.

Changes in Our Securitization Program Could Adversely Affect Our Liquidity and Earnings

      Our business depends on our ability to aggregate and sell automobile contracts in the form of asset-backed securities. These sales generate cash proceeds that allow us to repay amounts borrowed and to purchase additional automobile contracts. Changes in our asset-backed securities program could materially adversely affect our earnings or ability to purchase and resell automobile contracts on a timely basis. Such changes could include, among other things, a:

•	delay in the completion of a planned securitization;

•	negative market perception of us; and

•	failure of the automobile contracts we intend to sell to conform to insurance company and rating agency requirements.

      If we are unable to effectively securitize our automobile contracts, we may have to reduce or even curtail our automobile contract purchasing activities, which would have a material adverse effect on our financial position, liquidity and results of operations.

We Expect Our Operating Results to Continue to Fluctuate, Which May Adversely Impact Our Business

      Our results of operations have fluctuated in the past and are expected to fluctuate in the future. Factors that could affect our quarterly earnings include:

•	variations in the volume of automobile contracts originated, which historically tend to be lower in the first and fourth quarters of the year;

•	interest rate spreads;

•	the effectiveness of our hedging strategies;

•	credit losses, which historically tend to be higher in the first and fourth quarters of the year;

•	amount and timing of whole loan sale transactions; and

•	operating costs.

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

Securitization Transactions

      Contracts sold by us to our special purpose entity subsidiaries in connection with a securitization transaction are treated as having been sold for bankruptcy purposes. The subsequent transfer of such contracts to the securitization trust is treated as a secured financing under generally accepted accounting principles, also known as GAAP. For GAAP purposes, the contracts are retained on the balance sheet with the securities issued to finance the contracts recorded as notes payable on automobile secured financing. We record interest income on the securitized contracts and interest expense on the notes issued through the securitization transactions.

      As servicer of these contracts, we may hold and remit funds collected from the borrowers on behalf of the trustee pursuant to reinvestment contracts that we have entered into or we may send funds to a trustee to be held until the distribution dates, depending on the terms of our securitizations. For securitization transactions that were treated as sales, these amounts were reported as amounts held on behalf of trustee on our Consolidated Statements of Financial Condition.

Allowance for Credit Losses

      Management determines the amount of the allowance for credit losses based on a review of various quantitative and qualitative analyses. Quantitative analyses include the review of chargeoff trends by loan program and loan type, analysis of cumulative losses, and evaluation of credit loss experience by credit tier and geographic location. Other quantitative analyses include the evaluation of the size of any particular asset group, the concentration of any credit tier, the level of nonperformance and the percentage of delinquency.

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

      The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on the loans, by reversing the allowance for credit losses through the provision for credit losses when the amount of loans held on balance sheet is reduced through securitization transactions treated as sales or based on credit trends or economic conditions.

Derivatives and Hedging Activities

Deposits and Securities Sold Under Agreements to Repurchase

      We may enter into cash flow hedges that will protect against potential changes in interest rates affecting interest payments on future deposits gathered by us and future securities sold under agreements to repurchase. The fair value of the interest rate swap agreements is included in deposits and securities sold under agreements to repurchase, respectively, and any change in the fair value is reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Related interest income or expense is settled on a quarterly basis and is recorded in accumulated other comprehensive income (loss) and reclassified into earnings during the period in which cash flows on the hedged items affect income.

Notes Payable on Automobile Secured Financing

      The contracts originated and held by us are fixed rate and, accordingly, we have exposure to changes in interest rates. To protect against potential changes in interest rates affecting interest payments on future securitization transactions, we may enter into various hedge agreements prior to closing the transaction. The market value of these hedge agreements is designed to respond inversely to changes in interest rates. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the hedge transaction. Gains and losses on these agreements are recorded in accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any ineffective portion is recognized in interest expense during that period if the hedge is greater than 100% effective. Upon completion of the securitization transaction, the gains or losses are recognized in full as an adjustment to the gain or loss on the sale of the contracts if the transaction is treated as a sale or amortized on a level yield basis over the duration of the notes issued if the transaction is treated as a secured financing.

      If we issue certain variable rate notes payable in connection with our securitization activities, we may also enter into interest rate swap agreements in order to hedge our variable interest rate exposure on future interest payments. See “Quantitative and Qualitative Disclosure About Market Risk.” The fair value of the interest rate swap agreements is included in notes payable on automobile secured financing, and any change in the fair value is reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any ineffective portion is recorded in interest expense during that period if the hedge is greater than 100% effective. Related interest income or expense is settled on a monthly or quarterly basis and recognized as an adjustment to interest expense in our Consolidated Statements of Income.

      We also enter into interest rate swap agreements or other derivatives that we choose not to designate as hedges or that do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, also known as SFAS No. 133. These derivatives pertain to variable rate notes issued in conjunction with the securitization of our contracts. Any change in the market value of such derivatives and income or expense recognized on such derivatives is recorded to noninterest income.

Off Balance Sheet Arrangements

      Prior to April 1, 2000, our securitization transactions were structured as sales for accounting purposes. Under this structure the notes issued by our unconsolidated securitization trusts were not recorded as a liability on our Consolidated Statements of Financial Condition. Effective January 1, 2003, we regained control over assets of the securitization trusts for all of our outstanding securitization transactions treated as sales for accounting purposes. We recorded $525 million of automobile contracts and the related notes payable on automobile secured financing on our Consolidated Statements of Financial Condition and have eliminated all remaining off balance sheet amounts related to these transactions. At December 31, 2003, we had no off balance sheet arrangements.

Results of Operations

Net Interest Income

      Net interest income is affected by our interest rate spread, which is the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities, and the relative amounts of our interest earning assets and interest bearing liabilities. Net interest income totaled $714 million, $612 million and $471 million in 2003, 2002 and 2001, respectively. The increase in net interest income for the past three years is primarily the result of us holding a greater percentage of contracts on balance sheet even as overall net interest margins declined.

      The following table presents information relative to the average balances and interest rates on an owned basis for the periods indicated:

	For the Year Ended December 31,

	2003			2002			2001

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest earning assets:
Total investments:
Mortgage-backed securities	$2,528,870	$83,663	3.31%	$2,196,539	$113,154	5.15%	$2,242,339	$133,415	5.95%
Other short-term investments	377,762	4,464	1.18	320,388	5,556	1.73	111,889	4,753	4.25
Investment securities	80,626	3,057	3.79	47,983	2,815	5.87	51,899	3,272	6.30
Interest earning deposits with others	7,869	65	0.83	7,106	98	1.38	2,628	74	2.80

Total investments	2,995,127	91,249	3.05%	2,572,016	121,623	4.73%	2,408,755	141,514	5.87%
Total loans:
Consumer loans	10,225,488	1,134,294	11.09%	8,181,117	993,417	12.14%	5,863,676	779,256	13.29%
Mortgage loans(1)	249,905	13,577	5.43	321,742	22,501	6.99	431,110	33,849	7.85
Commercial loans	110,296	5,409	4.90	90,642	5,035	5.55	99,904	7,321	7.33
Construction loans	10,177	488	4.80	7,951	364	4.57	10,694	687	6.42

Total loans	10,595,866	1,153,768	10.89%	8,601,452	1,021,317	11.87%	6,405,384	821,113	12.82%

Total interest earning assets	13,590,993	1,245,017	9.16%	11,173,468	1,142,940	10.23%	8,814,139	962,627	10.92%
Noninterest earning assets:
Amounts due from trusts	5,865			121,627			246,217
Retained interest in securitized assets				15,888			79,832
Premises and equipment, net	80,711			80,277			82,921
Other assets	308,927			397,306			181,578
Less: Allowance for credit losses	288,058			216,539			124,306

Total	$13,698,438			$11,572,027			$9,280,381

Interest bearing liabilities:
Deposits	$1,982,205	64,634	3.26%	$2,196,262	80,015	3.64%	$2,319,466	114,831	4.95%
Securities sold under agreements to purchase	220,989	4,544	2.06	222,154	5,543	2.50	155,387	7,014	4.51
FHLB advances and other borrowings	444,280	6,221	1.40	244,284	5,281	2.16	443,337	20,424	4.61
Notes payable on automobile secured financing	9,592,483	416,577	4.34	7,426,265	406,851	5.48	5,018,456	333,768	6.65
Subordinated debentures	396,211	39,460	9.96	331,990	33,226	10.01	170,531	15,907	9.33

Total interest bearing liabilities	12,636,168	531,436	4.21%	10,420,955	530,916	5.09%	8,107,177	491,944	6.07
Noninterest bearing liabilities:
Amounts held on behalf of trustee	10,518			240,667			387,951
Other liabilities	284,638			323,644			257,985
Shareholders’ equity	767,114			586,761			527,268

Total	$13,698,438			$11,572,027			$9,280,381

Net interest income and interest rate spread		$713,581	4.95%		$612,024	5.14%		$470,683	4.85%

Net yield on average interest earning assets			5.25%			5.48%			5.34%

(1)	For the purpose of these computations, nonaccruing loans are included in the average loan amounts outstanding.

      The total interest rate spread decreased 19 basis points for 2003 compared with 2002 due to a decrease of 107 basis points in the yield on interest earning assets while the costs of funds decreased only 88 basis points. The decrease in the yield on interest earning assets in 2003 is primarily due to our shift to originating a higher percentage of prime credit quality contracts and an overall lower interest rate environment. The decline in the cost of funds in 2003 compared with 2002 was moderated by the increase in the amount of subordinated debentures held by us during 2003 compared to 2002. The total interest rate spread increased 29 basis points for 2002 compared with 2001 due to a decrease of 69 basis points in the yield on interest earning assets while the costs of funds decreased 98 basis points. The decrease in yield on interest earning assets for 2002 compared with 2001 was due primarily to originating a higher percentage of prime credit quality contracts and a lower interest rate environment. The decrease in the cost of funds in 2002 compared with 2001 was due primarily to a lower interest rate environment.

      The following table sets forth the changes in net interest income attributable to changes in volume (change in average portfolio volume multiplied by prior period average rate) and changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance):

	2003 Compared to 2002(1)			2002 Compared to 2001(1)

	Volume	Rate	Total	Volume	Rate	Total

	(Dollars in thousands)
Increase (decrease) in interest income:
Mortgage-backed securities	$15,274	$(44,765)	$(29,491)	$(2,672)	$(17,589)	$(20,261)
Other short-term investments	877	(1,969)	(1,092)	4,888	(4,085)	803
Investment securities	1,472	(1,230)	242	(240)	(217)	(457)
Interest earning deposits with others	10	(43)	(33)	76	(52)	24
Total loans:
Consumer loans	232,283	(91,406)	140,877	286,334	(72,173)	214,161
Mortgage loans	(4,463)	(4,461)	(8,924)	(7,925)	(3,423)	(11,348)
Commercial loans	1,008	(634)	374	(631)	(1,655)	(2,286)
Construction loans	105	19	124	(152)	(171)	(323)

Total interest income	$246,566	$(144,489)	102,077	$279,678	$(99,365)	180,313

Increase (decrease) in interest expense:
Deposits	$(7,426)	$(7,955)	(15,381)	$(5,820)	$(28,996)	(34,816)
Securities sold under agreements to repurchase	(29)	(970)	(999)	2,344	(3,815)	(1,471)
FHLB advances and other borrowings	3,255	(2,315)	940	(6,935)	(8,208)	(15,143)
Notes payable on automobile secured financings	104,511	(94,785)	9,726	139,398	(66,315)	73,083
Subordinated debentures	6,401	(167)	6,234	16,081	1,238	17,319

Total interest expense	$106,712	$(106,192)	520	$145,068	$(106,096)	38,972

Increase in net interest income			$101,557			$141,341

(1)	In the analysis of interest changes due to volume and rate, the changes due to the volume/rate variance (the combined effect of change in weighted average interest rate and change in average portfolio balance) were allocated proportionately based on the absolute value of the volume and rate variances. If there was no balance in the previous year, the total change was allocated to volume.

Provision for Credit Losses

      We maintain an allowance for credit losses to cover probable losses that can be reasonably estimated for the loans held on the balance sheet. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on such loans or by reversing the allowance for credit losses through the provision for credit losses when the amount of loans held on balance sheet is reduced through securitization transactions treated as sales. The level of allowance is based principally on the outstanding balance of loans held on balance sheet and historical loss trends. We believe that the allowance for credit losses is currently adequate to absorb probable losses in our owned loan portfolio that can be reasonably estimated.

      The provision for credit losses was $294 million, $306 million and $197 million for the years ended December 31, 2003, 2002 and 2001, respectively. Net chargeoffs were $262 million, $215 million and $123 million for the same respective periods. The decrease in provision for credit losses from 2002 to 2003 was the result of holding a greater percentage of prime credit quality contracts, which require a lower percentage of allowance for credit losses. The increase in the provision for credit losses from 2001 to 2002 was the result of a greater amount of contracts held on balance sheet.

Noninterest Income

Automobile Lending Income

      Since the first quarter of 2000, we have not completed a securitization that has been accounted for as an off balance sheet arrangement. For transactions treated as off balance sheet arrangements prior to April 2000, we recorded a non-cash gain equal to the present value of the estimated future cash flows from the portfolio of contracts sold less the write-off of dealer participation balances and the effect of hedging activities. For these securitizations, net interest earned on the contracts sold was recognized over the life of the transactions as contractual servicing income and retained interest income or expense. Effective January 1, 2003, we regained control over assets of the securitization trusts for all of our outstanding securitization transactions treated as sales for accounting purposes. We no longer recognize retained interest income or expense or contractual servicing income for these securitization transactions on our Consolidated Statements of Income. Rather, we recognize interest income on automobile contracts held in these trusts and record interest expense on notes payable on automobile secured financings.

      The components of automobile lending income were as follows:

	For the Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Fee income	$90,511	$81,087	$67,579
Contractual servicing income		10,735	23,018
Retained interest expense, net of RISA amortization		(29,490)	(27,839)

Total automobile lending income	$90,511	$62,332	$62,758

      Fee income consists primarily of documentation fees, late charges and deferment fees on our managed portfolio, including contracts securitized in transactions accounted for as sales and secured financings, as well as contracts not securitized. The increase in fee income is due to the growth in our average managed portfolio to $10.1 billion in 2003 from $8.8 billion in 2002 and $7.6 billion in 2001.

      There was no contractual servicing income for the year ended December 31, 2003 due to our transition to treating our securitizations as secured financings rather than as sales as well as our regaining control over the assets of the trusts for all our outstanding securitization transactions previously treated as sales for accounting purposes. For securitization transactions previously treated as sales for accounting purposes, we earned contractual servicing income on the outstanding balance of contracts serviced.

      There was no retained interest expense for the year ended December 31, 2003 as a result of our reconsolidating all remaining off balance sheet trusts on January 1, 2003. For accounting purposes, this expense is recognized only on contracts sold through securitizations treated as sales. Retained interest expense is dependent upon the average excess spread on the contracts sold, credit losses, the size of the sold portfolio and the amount of amortization of the RISA. The retained interest expense recognized in 2002 and 2001 was the result of higher chargeoffs on our sold portfolio as well as revised estimates of future chargeoffs due to continued slowing in the economy. Net chargeoffs on the sold portfolio decreased to $30.4 million for the year ended December 31, 2002 from $50.4 million for the year ended December 31, 2001. The outstanding sold portfolio had a weighted average gross interest rate spread of 6.71% and 6.97% for the years ended December 31, 2002 and 2001, respectively. The average balance of the sold portfolio was $840 million and $1.8 billion for the years ended December 31, 2002 and 2001, respectively.

      The following table sets forth our contract sales and securitizations and related gain on sales:

	For the Year Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Contract sales and secured financings:
Secured financings(1)	$5,889,375	$6,925,000	$4,220,000	$3,930,000	$500,000
Sales to securitization trusts				660,000	2,500,000

Total sales and secured financings	$5,889,375	$6,925,000	$4,220,000	$4,590,000	$3,000,000

Gain on sale of contracts(2)				$7,719	$51,345
Hedge gain on sale of contracts(3)				5,300	7,419
Gain on sale of contracts as a percent of total revenues				1.72%	14.47%

(1)	Information for 2002, 2001 and 1999 includes $775 million, $650 million, and $500 million, respectively, of contracts securitized in privately placed conduit facilities.

(2)	Net of the write-off of outstanding dealer participation balances and the effect of hedging activities.

(3)	Included in gain on sale of contracts.

      The following table lists each of our public securitizations:

			Remaining	Remaining Balance	Original	Original Weighted	Gross
Issue		Original	Balance at	as a Percent of	Weighted	Average	Interest Rate
Number	Close Date	Balance	December 31, 2003(1)	Original Balance	Average APR	Securitization Rate	Spread(2)

			(Dollars in thousands)
1985-A	December, 1985	$110,000	Paid in full		18.50%	8.38%	10.12%
1986-A	November, 1986	191,930	Paid in full		14.20	6.63	7.57
1987-A	March, 1987	125,000	Paid in full		12.42	6.75	5.67
1987-B	July, 1987	110,000	Paid in full		12.68	7.80	4.88
1988-A	February, 1988	155,000	Paid in full		13.67	7.75	5.92
1988-B	May, 1988	100,000	Paid in full		14.01	8.50	5.51
1988-C	July, 1988	100,000	Paid in full		15.41	8.50	6.91
1988-D	October, 1988	105,000	Paid in full		14.95	8.85	6.10
1989-A	March, 1989	75,000	Paid in full		15.88	10.45	5.43
1989-B	June, 1989	100,000	Paid in full		15.96	9.15	6.81
1990-A	August, 1990	150,000	Paid in full		16.05	8.35	7.70
1990-1	November, 1990	150,000	Paid in full		15.56	8.50	7.06
1991-1	April, 1991	200,000	Paid in full		16.06	7.70	8.36
1991-2	May, 1991	200,000	Paid in full		15.75	7.30	8.45
1991-3	August, 1991	175,000	Paid in full		15.69	6.75	8.94
1991-4	December, 1991	150,000	Paid in full		15.53	5.63	9.90
1992-1	March, 1992	150,000	Paid in full		14.49	5.85	8.64
1992-2	June, 1992	165,000	Paid in full		14.94	5.50	9.44
1992-3	September, 1992	135,000	Paid in full		14.45	4.70	9.75
1993-1	March, 1993	250,000	Paid in full		13.90	4.45	9.45
1993-2	June, 1993	175,000	Paid in full		13.77	4.70	9.07
1993-3	September, 1993	187,500	Paid in full		13.97	4.25	9.72
1993-4	December, 1993	165,000	Paid in full		12.90	4.60	8.30
1994-1	March, 1994	200,000	Paid in full		13.67	5.10	8.57
1994-2	May, 1994	230,000	Paid in full		14.04	6.38	7.66
1994-3	August, 1994	200,000	Paid in full		14.59	6.65	7.94
1994-4	October, 1994	212,000	Paid in full		15.58	7.10	8.48
1995-1	January, 1995	190,000	Paid in full		15.71	8.05	7.66
1995-2	March, 1995	190,000	Paid in full		16.36	7.10	9.26
1995-3	June, 1995	300,000	Paid in full		15.05	6.05	9.00
1995-4	September, 1995	375,000	Paid in full		15.04	6.20	8.84
1995-5	December, 1995	425,000	Paid in full		15.35	5.88	9.47
1996-A	March, 1996	485,000	Paid in full		15.46	6.13	9.33
1996-B	June, 1996	525,000	Paid in full		15.74	6.75	8.99
1996-C	September, 1996	535,000	Paid in full		15.83	6.60	9.23
1996-D	December, 1996	545,000	Paid in full		15.43	6.17	9.26
1997-A	March, 1997	500,000	Paid in full		15.33	6.60	8.73
1997-B	June, 1997	590,000	Paid in full		15.36	6.37	8.99
1997-C	September, 1997	600,000	Paid in full		15.43	6.17	9.26
1997-D	December, 1997	500,000	Paid in full		15.19	6.34	8.85
1998-A	March, 1998	525,000	Paid in full		14.72	6.01	8.71
1998-B	June, 1998	660,000	Paid in full		14.68	6.06	8.62
1998-C	November, 1998	700,000	Paid in full		14.42	5.81	8.61
1999-A	January, 1999	1,000,000	Paid in full		14.42	5.70	8.72
1999-B(3)	July, 1999	1,000,000	$57,856	5.79%	14.62	6.36	8.26
1999-C	November, 1999	500,000	Paid in full		14.77	7.01	7.76
2000-A	March, 2000	1,200,000	128,805	10.73	14.66	7.28	7.38
2000-B(4)	May, 2000	1,000,000	116,746	11.67	14.84	7.78	7.06
2000-C	August, 2000	1,390,000	230,390	16.57	15.04	7.32	7.72
2000-D	November, 2000	1,000,000	217,831	21.78	15.20	6.94	8.26
2001-A	January, 2001	1,000,000	245,123	24.51	14.87	5.77	9.10
2001-B	May, 2001	1,370,000	356,102	25.99	14.41	4.23	10.18
2001-C	August, 2001	1,200,000	397,936	33.16	13.90	4.50	9.40
2002-1	March, 2002	1,800,000	818,991	45.50	13.50	4.26	9.24
2002-2	May, 2002	1,750,000	927,306	52.99	12.51	3.89	8.62
2002-3	August, 2002	1,250,000	737,185	58.97	12.30	3.06	9.24
2002-4	November, 2002	1,350,000	928,067	68.75	12.18	2.66	9.52
2003-1	February, 2003	1,343,250	965,251	71.86	11.79	2.42	9.37
2003-2	May, 2003	1,492,500	1,200,666	80.45	11.57	2.13	9.44
2003-3	August, 2003	1,650,000	1,551,109	94.01	10.59	2.66	7.93
2003-4	November, 2003	1,403,625	1,403,625	100.00	10.89	2.70	8.19
2004-1	February, 2004	1,477,500			10.89	2.36	8.53

	Total	$36,088,305	$10,282,989

(1)	Represents only the note payable amounts outstanding at the date indicated.

(2)	Represents the difference between the original weighted average annual percentage rate, also known as APR, and the estimated weighted average securitization rate on the closing date of the securitization.

(3)	Redeemed on January 20, 2004.

(4)	Redeemed on February 20, 2004.

Other Noninterest Income

      Other noninterest income consists primarily of insurance income, mortgage banking income and miscellaneous income. Other noninterest income totaled $19.6 million, $28.3 million and $16.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. Noninterest income decreased for the year ended December 31, 2003 compared with the year ended December 31, 2002 and increased for the year ended December 31, 2002 compared with the year ended December 31, 2001 due to the sale of our seven Northern California branch offices in 2002.

Noninterest Expense

      Total noninterest expense was $282 million, $251 million and $245 million for the years ended December 31, 2003, 2002 and 2001, respectively. Noninterest expense as a percentage of total revenues improved to 34% in 2003 compared to 36% in 2002 and 45% in 2001. The improvement in operating efficiencies from 2001 to 2003 was achieved through the centralization and automation of certain processes as well as the deployment of new technologies.

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

Income Taxes

      We file federal and certain state tax returns with our subsidiaries. We file other state tax returns as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. Our effective tax rate was 40%, 36% and 39% for the years ended 2003, 2002 and 2001, respectively. The relatively lower effective tax rate for the year ended December 31, 2002 is a result of a one-time benefit of legislation enacted by the State of California that eliminated the use of the reserve method of accounting for bad debts for large banks and financial corporations for taxable income purposes for tax years after January 1, 2002. In the first year of this change, 50% of the ending reserve amount deducted from taxable income in prior periods was included in California taxable income. The remaining 50% of the reserve was not required to be recaptured into income, but rather represented a permanent difference between GAAP and California tax accounting. The deferred tax liability related to this permanent difference was eliminated from our balance sheet and the state income tax provision for 2002 was reduced accordingly. See “Business — Taxation.”

Financial Condition

Overview

      We originated $6.0 billion and $5.4 billion of contracts for the year ended December 31, 2003 and 2002, respectively. As a result of higher contract originations, our portfolio of managed contracts reached $10.6 billion at December 31, 2003, up from $9.4 billion at December 31, 2002.

      Total demand deposits and money market accounts at our retail banking division were $608 million at December 31, 2003 compared with $490 million at December 31, 2002. Total demand deposit and money market accounts represented 48% of total retail banking deposits at December 31, 2003 compared with 36% at December 31, 2002. The commercial banking division had deposits of $424 million at December 31, 2003 compared with $277 million at December 31, 2002.

Investment and Other Securities

      Our investment and other securities portfolio consists of short-term securities, including repurchase agreements and overnight investments in federal funds. These short-term securities are maintained primarily for liquidity purposes. Additionally, we own FHLB stock as required by our affiliation with the FHLB System and carry it at cost. The FHLB stock is included in investment securities available for sale on our Consolidated Statements of Financial Condition. We also hold owner trust certificates and obligations of states and political subdivisions, which are classified as available for sale. The owner trust certificates are recorded at cost, which approximates fair value. The obligations of states and political subdivisions are reported at fair value with unrealized gains and losses reflected as a separate component of shareholders’ equity on our Consolidated Statements of Financial Condition as accumulated other comprehensive income (loss), net of applicable taxes.

      The following table summarizes our investment securities at the dates indicated:

	December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Interest bearing deposits
with other financial institutions	$41,009	$59,004	$720	$720	$720
Other short-term investments	291,000		35,000	66,500	137,000
Investment securities:
Obligations of states and political subdivisions		1,046	1,549	1,533	1,506
U.S. government agencies and corporations	50,493
Owner trust certificates		3,348	4,668	6,517	7,865
FHLB stock	58,803	46,341	64,446	24,367	23,313
Other	8,453	6,031	4,294	2,684	739

	$449,758	$115,770	$110,677	$102,321	$171,143

      The following table sets forth the stated maturities of our investment securities at December 31, 2003:

	Up to	One Year	Five Years	Ten Years	No Stated
	One Year	to Five Years	to Ten Years	or More	Maturity

	(Dollars in thousands)
Interest bearing deposits with other financial institutions	$41,009
Other short-term investments	291,000
Investment securities:
U.S. government agencies and corporations		$50,493
FHLB stock					$58,803
Other		179	$1,271	$3,996	3,007

	$332,009	$50,672	$1,271	$3,996	$61,810

Weighted average interest rate(1)	1.18%	2.49%	1.18%	3.07%	4.35%

(1)	Calculated based on amortized cost.

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

	December 31,

	2003	2002

	(Dollars in thousands)
Available for sale securities:
GNMA certificates	$2,638,085	$2,607,457
FNMA participation certificates	25,273	39,124
FHLMC participation certificates	36,665	1,068
Other	1,774	2,008

	$2,701,797	$2,649,657

      The portfolio had a weighted average yield, including effects of amortization of premiums and discounts, of 3.31%, 5.14% and 5.95% for the years ended December 31, 2003, 2002 and 2001, respectively. The weighted average coupon rate was 3.55%, 6.96% and 7.48% at December 31, 2003, 2002 and 2001, respectively. Our MBS portfolio had maturities of one month to thirty years at December 31, 2003, although payments are generally received monthly throughout the life of these securities.

Loan Portfolios

      The following table sets forth the composition of our loan portfolio by type of loan, including loans held for sale, as of the dates indicated:

	December 31,

	2003		2002		2001		2000		1999

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
Consumer loans:
Contracts	$10,833,127	97.3%	$9,147,937	96.9%	$7,192,302	95.2%	$4,390,265	89.2%	$1,549,966	71.0%
Other	6,002	0.1	7,531	0.1	8,826	0.1	13,456	0.3	20,951	1.0

	10,839,129	97.4	9,155,468	97.0	7,201,128	95.3	4,403,721	89.5	1,570,917	72.0
Less: Unearned interest	61,300	0.6	91,713	1.0	108,169	1.4	94,404	1.9	54,248	2.5

Total consumer loans	10,777,829	96.8	9,063,755	96.0	7,092,959	93.9	4,309,317	87.6	1,516,669	69.5
Mortgage loans:
Existing properties	237,668	2.1	277,233	3.0	361,115	4.8	498,963	10.1	589,286	27.0
Construction	16,503	0.2	14,150	0.1	15,638	0.2	14,784	0.3	23,190	1.1

	254,171	2.3	291,383	3.1	376,753	5.0	513,747	10.4	612,476	28.1
Less: Undisbursed loan proceeds	17,948	0.2	8,453	0.1	3,298	0.0	6,316	0.1	14,174	0.7

Total mortgage loans	236,223	2.1	282,930	3.0	373,455	5.0	507,431	10.3	598,302	27.4
Commercial loans	124,431	1.1	97,216	1.0	85,312	1.1	107,586	2.1	66,927	3.1

Total loans	$11,138,483	100.0%	$9,443,901	100.0%	$7,551,726	100.0%	$4,924,334	100.0%	$2,181,898	100.0%

      There were no consumer loans serviced for the benefit of others at December 31, 2003 compared with $525 million and $1.2 billion at December 31, 2002 and 2001, respectively.

Mortgage Loan Portfolio

      We have from time to time originated mortgage products that we have held on our balance sheet rather than selling through the secondary markets. Other than mortgage loans originated through the commercial banking division on a limited basis, we do not expect to add mortgage loans to our balance sheet.

Commercial Loan Portfolio

      We had outstanding commercial loan commitments of $225 million at December 31, 2003 compared with $199 million at December 31, 2002. We originated $407 million and $354 million of commercial loans for the years ended December 31, 2003 and 2002, respectively. Though we continue to focus on expanding our commercial banking operation, it is not a significant source of revenue.

Amounts Due From Trusts

      The excess cash flows generated by contracts sold to each of the securitization trusts are deposited into spread accounts in the name of the trustee under the terms of the securitizations. In addition, at the time a securitization closes, we advance additional monies to our subsidiary that originated the securitization trust to initially fund these spread accounts. As these spread accounts reach the balances required by the trust, excess amounts are released to us and are used to pay down these amounts. The amounts due from trusts represent initial advances made to spread accounts and excess cash flows that were still under obligation to be held in the spread accounts for securitizations treated as sales. There were no amounts due from trusts at December 31, 2003 compared with $101 million at December 31, 2002. The decrease is the result of us regaining control over the assets of the trust for all our outstanding securitizations treated as sales for accounting purposes.

Retained Interest in Securitized Assets

      None of our securitization transactions in 2003, 2002 or 2001 were treated as sales. Therefore, we did not record any retained interest in securitized assets.

      The following table sets forth the components of the RISA:

	For the Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Balance at beginning of period	$	$37,392	$111,558
Additions
Amortization		(36,461)	(75,546)
Change in unrealized gain/loss on RISA(1)		(931)	1,380

Balance at end of period(2)	$	$0	$37,392

(1)	The change in unrealized gain/loss on RISA represents temporary changes in valuation including changes in the discount rate based on the current interest rate environment. Such amounts will not be realized unless the RISA is sold. Changes in prepayment and credit loss assumptions for the RISA are other than temporary in nature and impact the value of the RISA. Such other than temporary differences are immediately recognized in income as a component of retained interest income or expense.

(2)	There were no restrictions on the RISA.

      The balance of contracts 30 days or more delinquent included in such securitization trusts totaled $35.2 million at December 31, 2002. Net chargeoffs for these securitization trusts totaled $30.4 million and $50.4 million for the years ended December 31, 2002 and 2001, respectively.

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

Automobile Contract Quality

      We provide financing in a market where there is a risk of default by borrowers. Chargeoffs directly impact our earnings and cash flows. To minimize the amount of credit losses we incur, we monitor delinquent accounts, promptly repossess and remarket vehicles, and seek to collect on deficiency balances. See “Business — Operations.”

      We calculate delinquency based on the contractual due date. The following table sets forth information with respect to the delinquency of our portfolio of automobile contracts managed, which includes contracts that are owned by us and contracts that were sold but are managed by us:

	December 31,

	2003		2002		2001

	Amount	Percentage	Amount	Percentage	Amount	Percentage

	(Dollars in thousands)
Automobile contracts managed	$10,596,665		$9,389,974		$8,152,882

Period of delinquency:
30-59 days	$219,937	2.08%	$238,204	2.54%	$217,873	2.67%
60 days or more	87,129	0.82	90,291	0.96	85,290	1.05

Total contracts delinquent and delinquencies as a percentage of contracts managed(1)	$307,066	2.90%	$328,495	3.50%	$303,163	3.72%

(1)	Excludes Chapter 13 bankruptcy accounts greater than 120 days past due of $45.6 million and $41.5 million at December 31, 2003 and 2002, respectively.

      The following table sets forth information with respect to repossessions in our portfolio of automobile contracts managed:

	December 31,

	2003		2002		2001

	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount

	(Dollars in thousands)
Automobile contracts managed	862,122	$10,596,665	757,269	$9,389,974	690,401	$8,152,882

Repossessed vehicles	1,522	$10,331	2,375	$16,433	1,168	$7,553

Repossessed assets as a percentage of number and amount of contracts outstanding	0.18%	0.10%	0.31%	0.18%	0.17%	0.09%

      The following table sets forth information with respect to actual credit loss experience on our portfolio of a contracts managed:

	For the Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Automobile contracts managed at end of period	$10,596,665	$9,389,974	$8,152,882

Average contracts managed during period	$10,051,754	$8,845,635	$7,576,681

Gross chargeoffs	$350,714	$327,161	$236,834
Recoveries	89,027	82,372	64,626

Net chargeoffs	$261,687	$244,789	$172,208

Net chargeoffs as a percentage of average automobile contracts managed during period	2.60%	2.77%	2.27%

      The decrease in delinquency and credit loss experience for 2003 compared to 2002 was primarily a result of our originating a higher percentage of prime credit quality contracts and some stabilization of wholesale pre-owned car prices. The increase in credit loss experience for 2002 compared to 2001 was a result of a slowing economy.

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

Cumulative Static Pool Loss Curves

At December 31, 2003

Period(1)	1999-B	2000-A	2000-B	2000-C	2000-D	2001-A	2001-B	2001-C	2002-1	2002-2	2002-3	2002-4	2003-1	2003-2	2003-3	2003-4

1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.04%	0.03%	0.02%	0.04%	0.04%	0.03%	0.03%	0.04%	0.01%	0.00%	0.02%	0.02%	0.01%	0.00%	0.00%	0.01%
3	0.11%	0.10%	0.09%	0.13%	0.11%	0.09%	0.10%	0.09%	0.06%	0.03%	0.06%	0.07%	0.04%	0.02%	0.02%
4	0.26%	0.20%	0.24%	0.27%	0.24%	0.20%	0.21%	0.20%	0.15%	0.10%	0.14%	0.16%	0.11%	0.06%	0.06%
5	0.47%	0.36%	0.39%	0.46%	0.39%	0.33%	0.33%	0.35%	0.29%	0.18%	0.27%	0.26%	0.18%	0.14%	0.13%
6	0.66%	0.55%	0.59%	0.65%	0.54%	0.50%	0.50%	0.49%	0.43%	0.32%	0.44%	0.38%	0.29%	0.25%
7	0.87%	0.71%	0.78%	0.81%	0.74%	0.70%	0.69%	0.65%	0.60%	0.49%	0.57%	0.50%	0.41%	0.36%
8	1.00%	0.91%	0.99%	0.93%	0.93%	0.84%	0.87%	0.81%	0.84%	0.66%	0.70%	0.61%	0.53%	0.48%
9	1.13%	1.10%	1.17%	1.07%	1.13%	1.04%	1.05%	0.95%	1.06%	0.82%	0.82%	0.78%	0.66%
10	1.24%	1.27%	1.33%	1.24%	1.34%	1.24%	1.22%	1.07%	1.28%	0.96%	0.96%	0.94%	0.80%
11	1.35%	1.45%	1.44%	1.41%	1.50%	1.45%	1.36%	1.20%	1.48%	1.10%	1.10%	1.08%	0.93%
12	1.44%	1.58%	1.57%	1.62%	1.74%	1.67%	1.53%	1.37%	1.67%	1.26%	1.24%	1.28%
13	1.58%	1.73%	1.72%	1.86%	1.95%	1.90%	1.67%	1.55%	1.82%	1.39%	1.38%	1.43%
14	1.74%	1.85%	1.86%	2.04%	2.21%	2.09%	1.81%	1.74%	1.99%	1.51%	1.53%	1.59%
15	1.85%	2.00%	2.04%	2.25%	2.48%	2.25%	2.00%	1.97%	2.14%	1.68%	1.70%
16	2.03%	2.15%	2.24%	2.45%	2.71%	2.41%	2.19%	2.16%	2.27%	1.83%	1.88%
17	2.16%	2.37%	2.39%	2.68%	2.89%	2.54%	2.37%	2.36%	2.45%	1.99%	2.03%
18	2.30%	2.52%	2.55%	2.88%	3.08%	2.73%	2.60%	2.59%	2.62%	2.16%
19	2.42%	2.67%	2.73%	3.08%	3.22%	2.93%	2.80%	2.78%	2.80%	2.31%
20	2.50%	2.83%	2.93%	3.23%	3.40%	3.11%	3.01%	2.95%	2.99%	2.46%
21	2.58%	2.99%	3.12%	3.38%	3.59%	3.34%	3.19%	3.14%	3.15%
22	2.67%	3.16%	3.27%	3.54%	3.78%	3.54%	3.34%	3.29%	3.31%
23	2.77%	3.34%	3.38%	3.67%	3.96%	3.72%	3.49%	3.41%
24	2.87%	3.49%	3.52%	3.83%	4.18%	3.92%	3.62%	3.57%
25	3.01%	3.63%	3.63%	4.00%	4.41%	4.10%	3.75%	3.73%
26	3.14%	3.75%	3.73%	4.16%	4.58%	4.23%	3.87%	3.88%
27	3.16%	3.86%	3.84%	4.35%	4.79%	4.36%	4.00%	4.04%
28	3.29%	3.97%	3.97%	4.50%	4.96%	4.47%	4.15%	4.20%
29	3.40%	4.09%	4.11%	4.64%	5.08%	4.56%	4.28%	4.35%
30	3.50%	4.21%	4.26%	4.79%	5.22%	4.67%	4.40%
31	3.61%	4.33%	4.40%	4.92%	5.34%	4.81%	4.52%
32	3.68%	4.47%	4.50%	5.02%	5.44%	4.92%	4.64%
33	3.74%	4.59%	4.61%	5.12%	5.54%	5.04%
34	3.81%	4.68%	4.70%	5.22%	5.66%	5.13%
35	3.87%	4.79%	4.78%	5.29%	5.76%	5.24%
36	3.91%	4.86%	4.85%	5.38%	5.86%
37	3.97%	4.93%	4.94%	5.47%	5.97%
38	4.03%	5.01%	4.99%	5.53%	6.04%
39	4.09%	5.08%	5.05%	5.62%
40	4.13%	5.13%	5.12%	5.68%
41	4.18%	5.18%	5.18%	5.75%
42	4.23%	5.24%	5.23%
43	4.28%	5.29%	5.27%
44	4.33%	5.34%	5.31%
45	4.35%	5.37%
46	4.38%	5.42%
47	4.39%
48	4.41%
49	4.43%
50	4.44%
51	4.46%
52	4.48%
53	4.49%
54	4.50%
Prime Mix(2)	70%	68%	69%	68%	68%	71%	71%	76%	70%	87%	85%	80%	80%	82%	84%	82%

(1)	Represents the number of months since the inception of the securitization.

(2)	Represents the original percentage of prime automobile contracts securitized within each pool.

Real Estate Loan Quality

      Our mortgage delinquencies over 60 days include both single family and multi-family mortgages. We had 1.25% of total mortgage loans past due over 60 days at December 31, 2003 compared with 1.32% at December 31, 2002.

Nonperforming Assets

      Nonperforming loans, also known as NPLs, are defined as all nonaccrual loans. This includes mortgage loans 90 days or more past due, impaired loans where full collection of principal and interest is not reasonably assured and Chapter 13 bankruptcy accounts contractually past due over 120 days. For those accounts that are in Chapter 13 bankruptcy that are contractually past due over 120 days, all accrued interest is reversed and income is recognized on a cash basis. When a loan is designated as nonaccrual, all previously accrued but unpaid interest is reversed. For the years ended December 31, 2003, 2002 and 2001, interest on NPLs excluded from interest income was $3.3 million, $3.5 million and $3.1 million, respectively.

      Nonperforming assets, also known as NPAs, consist of NPLs, repossessed automobiles, and real estate owned, also known as REO. Repossessed automobiles are carried at fair value. REO is carried at lower of cost or fair value. NPAs were $63.6 million at December 31, 2003 compared with $54.9 million at December 31, 2002. NPAs represented 0.4% of total assets at both December 31, 2003 and 2002. There were no impaired loans at December 31, 2003 or 2002.

Allowance For Credit Losses

      Our allowance for credit losses was $302 million at December 31, 2003 compared with $269 million at December 31, 2002. We have decreased our percentage of allowance for credit losses from 2.9% at December 31, 2002 to 2.7% at December 31, 2003 as we have experienced lower losses in our loan portfolio due to our originating a higher percentage of prime credit quality contracts and improvement in the economy. Based on the analysis we performed related to the allowance for credit losses as described under “Critical Accounting Policies,” we believe that our allowance for credit losses is currently adequate to cover probable losses in our loan portfolio that can be reasonable estimated.

      The following table sets forth the activity in the allowance for credit losses:

	For the Year Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Balance at beginning of period	$269,352	$178,218	$104,006	$64,217	$37,660
Chargeoffs:
Consumer loans	(350,718)	(280,378)	(162,878)	(55,892)	(20,052)
Commercial loans		(511)
Mortgage loans	(352)	(260)	(1,024)	(1,234)	(1,230)

	(351,070)	(281,149)	(163,902)	(57,126)	(21,282)
Recoveries:
Consumer loans	89,196	66,050	41,120	14,731	7,592
Commercial loans	78
Mortgage loans	40		17	51	1,847

	89,314	66,050	41,137	14,782	9,439

Net chargeoffs	(261,756)	(215,099)	(122,765)	(42,344)	(11,843)
Provision for credit losses	294,006	306,233	196,977	82,133	38,400

Balance at end of period	$301,602	$269,352	$178,218	$104,006	$64,217

Ratio of net chargeoffs during the period to average loans owned during the period	2.5%	2.6%	2.0%	1.3%	0.7%
Ratio of allowance for credit losses to loans at the end of the period	2.7%	2.9%	2.4%	2.1%	2.9%

      The allowance for credit losses by loan category was as follows:

	December 31,

	2003				2002

		Loans in				Loans in
		Each				Each
		Category				Category
		as a % of		Allowance		as a % of		Allowance
		Total		as a % of	Loan	Total		as a % of
	Loan Balance	Loans	Allowance	Loans	Balance	Loans	Allowance	Loans

	(Dollars in thousands)
Consumer loans	$10,777,829	96.8%	$297,058	2.8%	$9,063,755	96.0%	$260,634	2.9%
Single family residential	61,628	0.6	1,477	2.4	98,635	1.0	3,924	4.0
Multifamily residential	169,473	1.5	1,065	0.6	178,598	1.9	2,392	1.3
Construction loans	5,122	0.0	260	5.1	5,697	0.1	133	2.3
Commercial loans	124,431	1.1	1,742	1.4	97,216	1.0	2,269	2.3

	$11,138,483	100.0%	$301,602	2.7%	$9,443,901	100.0%	$269,352	2.9%

	December 31,

	2001				2000

		Loans in				Loans in
		Each				Each
		Category				Category
		as a % of		Allowance		as a % of		Allowance
		Total		as a % of	Loan	Total		as a % of
	Loan Balance	Loans	Allowance	Loans	Balance	Loans	Allowance	Loans

	(Dollars in thousands)
Consumer loans	$7,092,959	94.0%	$167,659	2.4%	$4,309,317	87.5%	$83,687	1.9%
Single family residential	151,540	2.0	4,432	2.9	230,854	4.7	9,020	3.9
Multifamily residential	209,575	2.8	3,257	1.6	268,109	5.4	7,909	2.9
Construction loans	12,340	0.1	153	1.2	8,468	0.2	139	1.6
Commercial loans	85,312	1.1	2,717	3.2	107,586	2.2	3,251	3.0

	$7,551,726	100.0%	$178,218	2.4%	$4,924,334	100.0%	$104,006	2.1%

	December 31, 1999

		Loans in
		Each
		Category as		Allowance
		a % of		as a % of
	Loan Balance	Total Loans	Allowance	Loans

	(Dollars in thousands)
Consumer loans held for sale	$1,432,644	65.7%	$31,936	2.2%
Consumer loans	84,025	3.8	8,715	10.4
Single family residential	285,203	13.1	7,344	2.6
Multifamily residential	304,083	13.9	14,334	4.7
Construction loans	9,016	0.4	195	2.2
Commercial loans	66,927	3.1	1,693	2.5

	$2,181,898	100.0%	$64,217	2.9%

      The following table presents summarized data relative to the allowances for credit and real estate owned losses at the dates indicated:

	At December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Total loans(1)	$11,138,483	$9,433,901	$7,551,726	$4,924,334	$2,181,898
Allowance for credit losses	301,602	269,352	178,218	104,006	64,217
Allowance for real estate owned losses	100	250	250	250	784
Loans past due 60 days or more(2)	91,381	86,199	74,851	37,911	17,514
Nonperforming loans(3)	53,026	39,231	25,347	9,413	11,279
Nonperforming assets(4)	63,600	54,923	35,127	14,684	13,250
Allowance for credit losses as a percentage of:
Total loans	2.7%	2.9%	2.4%	2.1%	2.9%
Loans past due 60 days or more	330.0%	312.5%	238.1%	274.3%	366.7%
Nonperforming loans	568.8%	686.6%	703.1%	1,104.9%	569.4%
Total allowance for credit losses and REO losses as a percentage of nonperforming assets	474.4%	490.9%	508.1%	710.0%	490.6%
Nonperforming loans as a percentage of total loans	0.5%	0.4%	0.3%	0.2%	0.5%
Nonperforming assets as a percentage of total assets	0.4%	0.4%	0.3%	0.2%	0.3%

(1)	Loans net of unearned interest and undisbursed loan proceeds.

(2)	Excludes Chapter 13 bankruptcy accounts greater than 120 days past due.

(3)	All nonperforming loans are on nonaccrual.

(4)	Repossessed automobiles and real estate owned, net of allowance.

Capital Resources and Liquidity

Overview

      We require substantial capital resources and cash to support our business. Our ability to maintain positive cash flows from operations is the result of our consistent managed growth, favorable loss experience and efficient operations.

Principal Sources of Cash

      We employ various sources to fund our operations, including collections of principal and interest from loans, deposits, securitizations, commercial paper, advances from the FHLB, repurchase agreements, subordinated debentures and other borrowings. The sources used vary depending on such factors as rates paid, maturities, and the impact on capital.

Automobile Contract Sales and Securitizations

      Our primary source of funds is the ability to aggregate and securitize contracts in the form of asset-backed securities. These transactions generate cash proceeds that allow us to repay amounts borrowed and to purchase additional contracts. Since 1985, we have securitized over $36.0 billion of automobile contracts in 62 public offerings, making us the fourth largest issuer by dollar amount of such securities in the nation.

Collections of Principal and Interest from Loans and MBS and Release of Cash from Spread Accounts

      The collection of principal and interest from contracts originated and securitized and the release of cash from spread accounts is another significant source of funds for us. Collections of principal and interest are deposited into collection accounts established in connection with each securitization or into our accounts for non-securitized contracts. Pursuant to reinvestment contracts entered into in connection with securitizations guaranteed under a financial guarantee insurance policy issued by FSA, we receive access to the amounts deposited into collection accounts and amounts held in the spread accounts for these securitizations. We use those amounts so received in our daily operations to fund the purchase of contracts or to cover the day to day costs of operations. If delinquency or chargeoff rates in a securitization exceed established triggers, amounts required to be held in spread accounts will increase, requiring us to pledge additional collateral. We may bear additional expense due to an increase in required collateral. If the reinvestment contracts were no longer deemed an eligible investment, which determination would be made by the rating agencies or FSA, we would no longer have the ability to use this cash in the ordinary course of business and would need to obtain alternative financing, which may only be available on less attractive terms. See “Business — Transactions with Related Parties — Reinvestment Contracts.” If we were unable to obtain additional financing, we may have to curtail our contract purchasing activities, which would also have a material adverse effect on our financial position, liquidity and results of operations. Also, a significant increase in credit losses could have a material adverse impact on our collections of principal and interest from contracts.

      Pursuant to the securitization agreements for our securitizations that are credit enhanced through the issuance of subordinated notes, we receive cash released from the trustee from the spread accounts on such transactions once the spread accounts reach predetermined funding levels. The amounts released from these spread accounts represent the return of the initial deposits to such accounts as well as the release of excess spread on the securitized contracts.

      For real estate loans and MBS, principal and interest are deposited into our own accounts and such amounts are also used in our daily operations.

      Total principal and interest collections on MBS, loans owned by us and loans securitized under a financial guarantee insurance policy issued by FSA and release of cash from spread accounts on securitizations that are credit enhanced through the issuance of subordinated notes totaled $6.4 billion, $7.2 billion and $5.9 billion for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in principal and interest collections is due to an increase in the amount of contracts managed and MBS held by us.

Deposits

      We attract both short-term and long-term deposits from the general public, commercial enterprises and institutions by offering a variety of accounts and rates. We offer regular passbook accounts, demand deposit accounts, money market accounts, certificate of deposit accounts and individual retirement accounts. Our retail banking division gathers deposits from 20 retail branch locations throughout Southern California. Our commercial banking division gathers deposits by establishing commercial relationships with businesses located throughout Southern California.

      The following table sets forth the amount of our deposits by type at the dates indicated:

	December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
No minimum term:
Demand deposit accounts	$1,145	$1,037	$1,124	$8,229	$60,365
Passbook accounts	7,282	6,688	11,192	11,768	13,789
Money market accounts	963,004	730,245	858,371	810,169	574,589
Noninterest bearing deposits	210,405	165,844	100,170	67,984	47,770
Certificate accounts:
Certificates (30 days to five years)	646,868	878,096	1,154,917	1,414,956	1,311,916
Individual retirement accounts	81,701	94,082	147,250	165,381	175,286
Brokered deposits	62,451	98,992	56,302		28,594

	$1,972,856	$1,974,984	$2,329,326	$2,478,487	$2,212,309

      The variety of deposits we offer has allowed us to remain competitive in obtaining funds and provided us the flexibility to respond to changes in customer demand and competitive pressures. Generally, as other financial institutions, we have become more subject to short-term fluctuations in deposit flows as customers have become more interest rate conscious. Our ability to attract and maintain deposits and control our cost of funds has been and will continue to be significantly affected by market conditions.

      The following table summarizes our average certificate and money market accounts outstanding:

	For the Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Average certificate accounts outstanding	$783,720	$1,154,090	$1,382,426
Average interest rate paid on certificate accounts	2.63%	3.58%	5.84%
Average money market accounts outstanding	$855,460	$748,814	$750,924
Average interest rate paid on money market accounts	1.33%	1.97%	3.82%

      Deposit accounts, subject to certain FDIC attribution rules, are insured by the FDIC up to $100,000 per customer. Our maturities of certificate accounts greater than or equal to $100,000 were as follows:

	December 31,

	2003	2002

	(Dollars in thousands)
Three months or less	$2,449	$1,970
Over three months through six months	1,497	2,129
Over six months through one year	186,647	180,374
Over one year through three years	27,458	119,083
Over three years	1,844	1,726

	$219,895	$305,282

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

      Federal regulations have been promulgated which connect CRA performance with access to long-term advances from the FHLB to member institutions. The Bank received a “satisfactory” rating in its most recent CRA evaluation concluded in July 2003.

Subordinated Capital Debentures

      In 1993, the Bank issued $125 million of 8.5% subordinated capital debentures due in 2003. The Bank redeemed these subordinated debentures in July 2001. In 1998 and 2002, the Bank issued $150 million of 8.875% and $300 million of 9.625% subordinated capital debentures due in 2007 and 2012, respectively. At December 31, 2003, $101 million and $300 million were outstanding on the subordinated debentures due in 2007 and 2012, respectively, excluding discounts and issue costs. The subordinated debentures are redeemable at our option, in whole or in part, on or after August 1, 2004 and May 15, 2009, respectively, both at 100% of the principal amount being redeemed plus accrued interest as of the date of redemption. In addition to providing additional liquidity, the Bank is permitted to include $355 million of these debentures in supplementary capital for purposes of determining compliance with risk-based capital requirements. The Bank’s subordinated debentures are included in supplementary capital for regulatory purposes. The amount of the 8.875% debentures that may be included as supplementary capital began to decrease at the rate of 20% of the amount originally outstanding per year, net of redemptions, on August 1, 2002. The 9.625% debentures will not begin to be phased out as supplementary capital until May 15, 2007. See “Business — Supervision and Regulation — Capital Requirements.”

Conduit Financing

      We have previously entered into secured conduit financing transactions using an automobile receivable securitization structure for short-term financing needs. For the years ended December 31, 2002 and 2001, we issued $775 million and $650 million of notes secured by contracts through conduit facilities established in January 2002 and December 2001, respectively. We terminated the December 2001 facility in March 2002 in conjunction with a $1.8 billion public asset-backed securitization. The January 2002 facility was terminated in May 2002 in conjunction with a $1.8 billion public asset-backed securitization. We did not enter into a secured conduit financing in 2003.

Equity Offerings

      We completed common stock offerings in July 2003 and November 2003 in which we raised a total of $163 million and $207 million through the issuance of 6.1 million and 6.3 million additional common shares at a price of $28.00 and $34.39 per share, respectively. With the completion of these offerings, our total number of common shares issued and outstanding increased 31.6% to 51.7 million shares at December 31, 2003.

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

      WFS completed rights offerings in March 2002 and May 2001 that raised a total of $110 million and $116 million through the issuance of 6.1 million and 6.4 million additional common shares at a price of $18.00 and $18.25 per share, respectively. With the completion of the March 2002 offering, the number of WFS common shares issued and outstanding increased by 18% to 41.1 million shares, compared with an increase of 22% to 35.0 million shares in May 2001.

      Of the 6.1 million and 6.4 million additional common shares issued by WFS in 2002 and 2001, the Bank purchased 5.2 million and 5.3 million shares in the amount of $94.4 million and $96.5 million, respectively. The net amount of proceeds received from WFS’ and our rights offerings executed in March 2002 and May 2001 totaled $67.3 million and $80.6 million, respectively. At December 31, 2003, the Bank owned 84% of WFS’ common stock.

Principal Uses of Cash

Acquisition of Loans and Investment Securities

      Our most significant use of cash is for the acquisition of contracts, MBS and other investment securities. Loan originations totaled $6.4 billion during 2003 compared with $5.8 billion and $5.2 billion in 2002 and 2001, respectively. We purchased $2.2 billion of MBS and other investment securities during 2003 compared with $1.6 billion and $1.2 billion during 2002 and 2001, respectively.

Payments of Principal and Interest on Securitizations

      Under the terms of our reinvestment contract on securitizations guaranteed under a financial guarantee insurance policy issued by FSA, we fund quarterly payments of interest and principal to these security holders derived from the cash flows received on the securitized contracts that we service. Payments of principal and interest to security holders totaled $3.8 billion in 2003 compared with $5.6 billion and $3.7 billion in 2002 and 2001, respectively. Payments of principal and interest in 2002 include $1.5 billion of payments on conduit financings.

Amounts Paid to Dealers

      Consistent with industry practice, we generally pay dealer participation to the originating dealer for each contract purchased. Participation paid to dealers during 2003 totaled $141 million compared with $129 million and $120 million in 2002 and 2001, respectively. Typically, the acquisition of contracts higher up the prime credit quality spectrum requires a higher amount of participation paid to the dealers due to increased level of competition for such contracts. The amount of participation paid to dealers increased primarily as a result of an increase in the amount of contracts purchased.

Advances to Spread Accounts

      At the time a securitization transaction closes, we are required to advance monies to initially fund the spread account. On senior/ subordinated securitizations, the spread account balance is invested in eligible mutual fund investments by the trustee. The advanced monies are included in restricted cash on our Consolidated Statements of Financial Condition. The amount of such initial advances included in restricted cash was $21.7 million at December 31, 2003 compared with $12.5 million at December 31, 2002.

Operating Our Business

      Our largest operating expenditure is salaries and benefits paid to our associates. Other expenditures include occupancy, collection, repossession, telephone and data processing costs. We also use substantial amounts of cash in capital expenditures for automation and new technologies to remain competitive and to become more efficient. See “Business — Our Business Strategy — Create Operating Efficiencies Through Technology and Best Practices.”

Contractual Obligations

      The following table lists our contractual obligations:

	At December 31, 2003

		More than	More than
		One Year	Three Years
	One Year	through	through	More than	No Stated
	or Less	Three Years	Five years	Five Years	Maturity	Total

	(Dollars in thousands)
Certificate of deposits	$694,837	$30,097	$3,635			$728,569
Notes payable on automobile secured financing(1)	429,446	1,670,993	4,478,079	$3,676,123		10,254,641
Securities sold under agreements to repurchase(1)	222,489					222,489
Federal Home Loan Bank advances	326,000			2,644		328,644
Subordinated debentures			99,326	295,528		394,854
Other borrowings	9,046					9,046
Loan commitments	222,921	1,790	39	4	$1,959	226,713
Operating leases	6,917	10,298	5,867	4,807		27,889

Total contractual obligations	$1,911,656	$1,713,178	$4,586,946	$3,979,106	$1,959	$12,192,845

(1)	Includes the effects of hedging activities.

Capital Requirements

      The Bank is subject to certain minimum capital requirements imposed by FIRREA and FDICIA. See “Business — Supervision and Regulation — Capital Requirements.” The Bank currently meets all of the requirements of a “well capitalized” financial institution.

      The following table summarizes the Bank’s actual capital and required capital as of December 31, 2003 and 2002:

			Tier 1
	Tangible	Core	Risk-Based	Risk-Based
	Capital	Capital	Capital	Capital

	(Dollars in thousands)
December 31, 2003
Actual capital:
Amount	$884,536	$884,536	$881,517	$1,357,744
Capital ratio	7.06%	7.06%	9.20%	14.17%
FIRREA minimum required capital:
Amount	$187,923	$375,845	N/A	$766,665
Capital ratio	1.50%	3.00%	N/A	8.00%
Excess	$696,613	$508,691	N/A	$591,079
FDICIA well capitalized required capital:
Amount	N/A	$626,409	$574,999	$958,332
Capital ratio	N/A	5.00%	6.00%	10.00%
Excess	N/A	$258,127	$306,518	$399,412
December 31, 2002
Actual capital:
Amount	$728,631	$728,631	$655,142	$1,143,345
Capital ratio	6.43%	6.43%	7.67%	13.38%
FIRREA minimum required capital:
Amount	$169,991	$339,981	N/A	$683,481
Capital ratio	1.50%	3.00%	N/A	8.00%
Excess	$558,640	$388,650	N/A	$459,864
FDICIA well capitalized required capital:
Amount	N/A	$566,635	$512,611	$854,351
Capital ratio	N/A	5.00%	6.00%	10.00%
Excess	N/A	$161,996	$142,531	$288,994

      The following table reconciles the Bank’s capital in accordance with GAAP to the Bank’s tangible, core and risk-based capital:

	December 31,

	2003	2002

	(Dollars in thousands)
Bank shareholder’s equity — GAAP basis	$685,045	$532,902
Add: Net unrealized losses	68,203	94,220
Add: Minority interest in equity of subsidiaries	131,434	101,666
Less: Non-permissible activities	(146)	(157)

Total tangible and core capital	884,536	728,631
Adjustments for risk-based capital:
Subordinated debentures(1)	355,370	380,314
General loan valuation allowance(2)	120,857	107,889
Low-level recourse deduction	(3,019)	(73,489)

Risk-based capital	$1,357,744	$1,143,345

(1)	Excludes capitalized discounts and issue costs.

(2)	Limited to 1.25% of risk-weighted assets.

      We manage the Bank to higher internal capital targets than the standards defined by FDICIA for qualification as “well capitalized” because, among other reasons, many of the contracts we originate possess one or more of the factors identified by the OTS as factors indicative of subprime loans. See “Business Risks — OTS Guidance Regarding Subprime Lending May Affect the Bank’s Capital Requirements.” Starting in the fifth year prior to maturity, 20% per year of the principal amount of subordinated debentures outstanding can no longer be included as supplementary capital. As a result, we will need to replace that capital in order to maintain the current capital levels of the Bank. Capital can be increased through increases in retained earnings and from the issuance of equity and new subordinated debentures. In addition, the amount of capital required can be reduced through sales of assets.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

      Fluctuations in interest rates and early prepayment of contracts are the primary market risks facing us. Our Credit and Pricing Committee is responsible for setting credit and pricing policies and for monitoring credit quality. Our Asset/ Liability Committee is responsible for the management of interest rate and prepayment risks. Asset/ liability management is the process of measuring and controlling interest rate risk through matching the maturity and repricing characteristics of interest earning assets with those of interest bearing liabilities.

      The Asset/ Liability Committee closely monitors interest rate and prepayment risks and recommends policies for managing such risks. The primary measurement tool for evaluating this risk is the use of interest rate shock analysis. This analysis simulates the effects of an instantaneous and sustained change in interest rates (in increments of 100 basis points) on our assets and liabilities and measures the resulting increase or decrease to our net portfolio value, also known as NPV. NPV is the discounted value of the future cash flows (or “paths” of cash flows in the presence of options based on volatility assumptions and an arbitrage free Monte Carlo simulation method to achieve the current market price) of all assets minus all liabilities whose value is affected by interest rates changes plus the book value of non-interest rate sensitive assets minus the book value of non-interest rate sensitive liabilities. It should be noted that shock analysis is objective but not entirely realistic in that it assumes an instantaneous and isolated set of events. The NPV ratio is the ratio of the NPV to the market value of our assets as calculated above. In general, an increase in interest rates would more adversely affect our NPV than would a decrease in interest rates.

      The following table summarizes our NPV sensitivity analysis at December 31, 2003 based on guidance from the OTS:

Changes in Interest Rates	NPV Ratio

+100 basis points	9.50%
Base case	9.63%
-100 basis points	9.91%

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

      The following table summarizes our maturity gap position:

	Interest Rate Sensitivity Analysis at December 31, 2003

	Within	3 Months to	1 Year to	3 Years to	After
	3 Months	1 Year	3 Years	5 Years	5 Years	Total

	(Dollars in thousands)
Interest earning assets:
Investment securities	$67,646		$50,103			$117,749
Other investments	577,208	$200				577,408
Mortgage-backed securities	633,909	1,018,740	746,985	$189,813	$112,350	2,701,797

Total investments	1,278,763	1,018,940	797,088	189,813	112,350	3,396,954
Consumer loans(1)	758,797	2,983,401	5,099,017	1,883,438	53,176	10,777,829
Mortgage loans:
Adjustable rate(2)	201,023	12,005				213,028
Fixed rate(2)	2,781	7,506	5,520	1,314	952	18,073
Construction loans(2)	5,122					5,122
Commercial loans(2)	124,242	150	39			124,431

Total interest earning assets	2,370,728	4,022,002	5,901,664	2,074,565	166,478	14,535,437
Interest bearing liabilities:
Deposits:
Passbook accounts(3)	760	2,754	3,768			7,282
Demand deposit and money market accounts(3)	232,806	323,319	408,023			964,148
Certificate accounts(4)	175,505	581,789	30,092	3,634		791,020
FHLB advances(4)	326,000				2,644	328,644
Securities sold under agreements to repurchase(4)	222,489					222,489
Notes payable on automobile secured financing(1)	2,938,946	2,678,682	3,714,853	922,160		10,254,641
Subordinated debentures(4)				99,326	295,528	394,854
Other borrowings(4)	9,046					9,046

Total interest bearing liabilities	3,905,552	3,586,544	4,156,736	1,025,120	298,172	12,972,124

Excess interest earning/ bearing assets (liabilities)	(1,534,824)	435,458	1,744,928	1,049,445	(131,694)	1,563,313
Effect of hedging activities(5)	2,626,895	(565,901)	(1,306,574)	(309,920)	(444,500)

Hedged excess (deficit)	$1,092,071	$(130,443)	$438,354	$739,525	$(576,194)	$1,563,313

Cumulative excess	$1,092,071	$961,628	$1,399,982	$2,139,507	$1,563,313	$1,563,313

Cumulative difference as a percentage of total interest earning assets	7.51%	6.62%	9.63%	14.72%	10.76%	10.76%

(1)	Based on contractual maturities adjusted by our historical prepayment rate.

(2)	Based on interest rate repricing adjusted for projected prepayments.

(3)	Based on assumptions established by the OTS.

(4)	Based on contractual maturity.

(5)	Includes effect of interest rate caps and swaps on the MBS portfolio.

      The contracts originated and held by us are fixed rate and, accordingly, we have exposure to changes in interest rates. To protect against potential changes in interest rates affecting interest payments on future securitization transactions, we may enter into various hedge agreements prior to closing the transaction. We enter into Euro-dollar future contracts and forward agreements in order to hedge our future interest payments on our notes payable on automobile secured financing. The market value of these hedge agreements is designed to respond inversely to changes in interest rates. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the hedge transaction. Gains and losses on these agreements are recorded in accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any ineffective portion is recognized in interest expense during that period if the hedge is greater than 100% effective. Upon completion of the securitization transaction, the gains or losses are recognized in full as an adjustment to the gain or loss on the sale of the contracts if the securitization transaction is treated as a sale or amortized on a level yield basis over the duration of the notes issued if the transaction is treated as a secured financing. These hedge instruments are settled daily, and therefore, there are no related financial instruments recorded on the consolidated statements of financial condition. Credit risk related to these hedge instruments is minimal. As a result of our approach to interest rate risk management and our hedging strategies, we do not anticipate that changes in interest rates will materially affect our results of operations or liquidity, although we can provide no assurance in this regard.

      As we issued certain variable rate notes payable in connection with our securitization activities, we also entered into interest rate swap agreements in order to hedge our variable interest rate exposure on future interest payments. The fair value of the interest rate swap agreements is included in notes payable on automobile secured financing, and any change in the fair value is reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any ineffective portion is recorded in interest expense during that period if the hedge is greater than 100% effective. Related interest income or expense is settled on a quarterly basis and recognized as an adjustment to interest expense in our Consolidated Statements of Income.

      We have entered into interest rate swap agreements or other derivatives that we choose not to designate as hedges or that do not qualify for hedge accounting under SFAS No. 133. These derivatives pertain to variable rate notes issued in conjunction with the securitization of our contracts. Any change in the market value of such derivatives and any income or expense recognized on such derivatives is recorded to noninterest income.

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

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value

	(Dollars in thousands)
Rate sensitive assets:
Fixed interest rate loans	$3,747,906	$3,049,438	$2,055,139	$1,219,004	$665,749	$54,129	$10,791,365	$11,662,739
Average interest rate	11.08%	11.04%	10.80%	10.38%	7.44%	8.65%	10.70%
Variable interest rate loans	$347,118						$347,118	$341,651
Average interest rate	4.72%						4.72%
Fixed interest rate securities	$1,731,656	$551,627	$245,461	$124,273	$65,540	$112,350	$2,830,907	$2,868,539
Average interest rate	2.73%	3.55%	3.73%	3.77%	3.83%	4.06%	3.10%
Variable interest rate securities	$566,047						$566,047	$561,358
Average interest rate	2.42%						2.42%
Rate sensitive liabilities:
Passbook deposits	$3,513	$2,380	$1,389				$7,282	$7,132
Average interest rate	0.10%	0.11%	0.11%				0.10%
Money market and interest bearing demand deposits	$556,126	$288,446	$119,577				$964,149	$954,475
Average interest rate	0.93%	1.30%	1.50%				1.11%
Certificates of deposit	$757,293	$26,886	$3,207	$3,309	$325		$791,020	$793,933
Average interest rate	1.70%	3.00%	2.96%	3.95%	2.11%		1.76%
Notes payable under automobile secured financing — fixed	$3,804,431	$2,137,247	$1,577,606	$922,160			$8,441,444	$8,697,847
Average interest rate	3.29%	2.97%	3.32%	2.98%			3.18%
Notes payable on automobile secured financing — variable	$1,813,197						$1,813,197	$1,813,197
Average interest rate	1.15%						1.15%
Other fixed interest rate borrowings	$548,489			$99,326		$298,172	$945,987	$946,832
Average interest rate	1.02%			8.87%		9.60%	4.58%
Other variable interest rate borrowings	$9,046						$9,046	$9,049
Average interest rate	2.64%						2.64%
Rate sensitive derivative financial instruments:
Interest rate swap agreements	$1,714,769	$(724,865)	$(334,454)	$(210,950)		$(444,500)		$(115,529)
Average pay rate	4.27%	3.92%	3.20%	7.28%		6.00%	4.59%
Average receive rate	1.21%	1.19%	1.21%	1.17%		1.16%	1.19%
Euro-dollar futures contracts	$346,225	$(139,636)	$(107,619)	$(98,970)

Glossary

ALLOWANCE FOR CREDIT LOSSES: An account established to cover probable credit losses. If we believe a loan is uncollectible, we set aside in the allowance account a portion of earnings equal to the difference between unpaid principal and the market value of the loan. If the loan is charged off, we reduce the loan balance and the allowance by equal amounts.

ASSET-BACKED SECURITIES: Securities that are backed by financial assets such as automobile contracts.

AUTOMOBILE CONTRACTS: Closed-end loans secured by a first lien on a vehicle.

BOOK VALUE PER COMMON SHARE: The value of a share of common stock based on the values at which the assets are recorded on the balance sheet determined by dividing shareholders’ equity excluding accumulated other comprehensive income or loss by the total number of common shares outstanding.

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

DERIVATIVES: Interest rate swaps, futures, forwards, option contracts or other financial instruments used for asset and liability management purposes. These instruments derive their values or contractually determined cash flows from the price of an underlying asset or liability, reference rate, index or other security.

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

HEDGE: A derivative instrument designed to reduce or eliminate risk, such as interest rate risk. To be treated as a hedge under GAAP, the instrument must meet certain requirements as defined under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, also known as SFAS 133. Under SFAS 133, a derivative must be expected to be highly effective in reducing the hedged risk in order to utilize the special accounting allowed for hedges. In addition, the hedge must be assessed as being highly effective on an ongoing basis throughout its life. The ineffective portion of a hedge is recorded in earnings immediately.

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

NONPERFORMING ASSETS (NPAs): Nonperforming loans, repossessed automobiles and real estate owned.

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

RETAINED INTEREST IN SECURITIZED ASSETS (RISA): An asset that represents our contractual right to receive interest and other cash flows from our securitization trusts after the investors receive their contractual return.

RETAINED INTEREST INCOME OR EXPENSE: The excess cash flows on the contracts sold through securitizations treated as sales less the amortization of the retained interest in securitized assets. The excess cash flows represent all cash received on the contracts securitized less payments to investors for principal and interest.

RETURN ON AVERAGE MANAGED CONTRACTS: A financial measurement of our overall performance. Return on average managed contracts is the ratio of net income divided by average managed contracts.

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

TIER 1 RISK-BASED CAPITAL: A capital measure applicable to savings institutions. The Bank’s tier 1 risk-based capital equals core capital less a dollar-for-dollar reduction for its residual interests in securitized assets and other recourse obligations.

TIER 1 RISK-BASED CAPITAL RATIO: A regulatory measurement of capital adequacy. The ratio of the Bank’s tier 1 risk-based capital to risk-weighted assets.

TOTAL EQUITY: The sum of shareholders’ equity excluding other comprehensive income or loss and including minority interest.

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

Item 8.	Financial Statements and Supplementary Data

      Our Consolidated Financial Statements begin on page F-3 of this report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

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

PART III

      Certain information required by Part III is omitted from this report, as we will file a definitive proxy statement, also known as the Proxy Statement, within 120 days after the end of our fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934 for our Annual Meeting of Shareholders to be held April 26, 2004, and the information included therein is incorporated herein by reference.

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

Item 13.	Certain Relationships and Related Transactions

      None.

Item 14.	Principal Accounting Fees and Services

      Information regarding principal accounting fees and services appears under the caption “Audit Fees; Audit Related Fees; Tax Fees; and Other Fees” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Financial Statement Schedules, Exhibits and Reports on Form 8-K

      (a) List of documents filed as part of this report:

(1) Financial Statements

The following consolidated financial statements and report of independent auditors for us and our subsidiaries are included in this Report commencing on page F-2:

Report of Independent Auditors

Consolidated Statements of Financial Condition at December 31, 2003 and 2002

Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedules to the consolidated financial statements are omitted because the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.

(3) Exhibits

Exhibit
No.		Description of Exhibit

3.1		Articles of Incorporation(11)
3	.1.1	Certificate of Amendment of the Articles of Incorporation of Westcorp
3.2		Bylaws(11)
4.1		Indenture dated as of July 25, 1997 issued by Western Financial Bank, formerly Western Financial Savings Bank, F.S.B., with respect to $150,000,000 in aggregate principal amount of 8.875% Subordinated Capital Debentures due 2007(7)
4.2		Indenture dated as of May 3, 2002 issued by Western Financial Bank, formerly Western Financial Savings Bank, F.S.B., with respect to $300,000,000 in aggregate principal amount of 9.625% Subordinated Capital Debentures due 2012(8)
10.1		Amended and Restated 1991 Stock Option Plan of Westcorp(10)
10.2		Westcorp 2001 Stock Option Plan(9)
10.3		2000 Executive Deferral Plan V(8)
10	.3.1	First Amendment to the Westcorp Executive Deferral Plan V, dated as of April 1, 2003(10)
10.4		Amended and Restated Tax Sharing Agreement between Westcorp And its subsidiaries, dated September 30, 2002(9)
10	.4.1	First Amendment to the Amended and Restated Tax Sharing Agreement, Dated as of January 1, 2003(10)
10	.4.2	Second Amendment to the Amended and Restated Tax Sharing Amendment, dated August 1, 2003(10)
10.5		Master Reinvestment Contract between WFS Financial Inc and Western Financial Bank, F.S.B., dated May 1, 1995(1)
10.6		Amendment No. 1, dated as of June 1, 1995, to the Restated Master Reinvestment Reimbursement Agreement(5)

Exhibit
No.		Description of Exhibit

10.7		Amended and Restated Master Collateral Assignment Agreement, dated as of March 1, 2000(6)
10.8		Form of WFS Financial Inc Dealer Agreement(10)
10.9		Form of WFS Financial Inc Loan Application(10)
10.10		Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan, dated January 1, 2001(8)
10	.10.1	Amendment No. 1, dated as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(8)
10	.10.2	Amendment No. 2, dated as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(8)
10	.10.3	Amendment No. 3, dated as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(10)
10	.10.4	Amendment No. 4, dated as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(10)
10	.10.5	Amendment No. 5, dated as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(10)
10	.10.6	Amendment No. 6, dated as of November 1, 2003, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan
10	.10.7	Amendment No. 7, dated as of December 1, 2003, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan
10.11		Amended and Restated WFS 1996 Incentive Stock Option Plan(2)
10.12		Amended and Restated Allocation Agreement, dated March 31, 2003(10)
10	.12.1	First Amendment to the Amended and Restated Allocation Agreement, dated as of August 1, 2003(10)
10	.12.2	Second Amendment to the Amended and Restated Allocation Agreement, dated as of September 1, 2003(10)
10.13		Employment Agreement(3)(4)
10.14		Logo License Agreement between Western Financial Bank, Westcorp, WFS Financial Inc, Western Consumer Products, WFS Receivables Corporation, WFS Receivables Corporation 2, WFS Receivables Corporation 3, WFS Financial Auto Loans, Inc., The Hammond Company, The Mortgage Bankers, WFS Funding Inc., WFS Investments, Inc., Westran Services Corporation, WestFin Insurance Agency, Inc., Western Auto Investments, Inc., Western Consumer Services, Inc., Westhrift Life Insurance Entity, Inc., Western Reconveyance Entity, Inc., and WFS Web Investments, Inc.(9)
10	.14.1	First Amendment to the Logo and License Agreement, dated as of September 1, 2003(10)
10.15		Travel Services Agreement between Westran Services Corporation and Westcorp, Western Financial Bank, WFS Financial Inc, and Westfin Insurance Agency, Inc., dated August 28, 2002(9)
10	.15.1	First Amendment to the Travel Services Agreement, dated July 16, 2003(10)
10.17		Interest Rate Swap Guarantee Agreement, dated May 10, 2001(10)
10	.17.1	First Amendment to the Interest Rate Swap Guarantee Agreement, dated as of March 3, 2003(10)
21.1		Subsidiaries of Westcorp
23.1		Consent of Independent Auditors, Ernst & Young LLP
31.1		CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Exhibits previously filed with WFS Financial Inc Registration Statement on Form S-1 (File No. 33-93068), filed August 8, 1995 incorporated herein by reference under Exhibit Number indicated.

(2)	Exhibit previously filed as Exhibit 4.1 to the WFS Financial Inc Registration Statement on Form S-8 (File No. 333-40121), filed November 13, 1997 and incorporated herein by reference.

(3)	Employment Agreement dated February 27, 1998 between WFS Financial Inc, Westcorp and Lee A. Whatcott (will be provided to the SEC upon request).

(4)	Employment Agreement, dated November 15, 1998 between the WFS Financial Inc, Westcorp and Mark Olson (will be provided to the SEC upon request).

(5)	Exhibits previously filed with Annual Report on Form 10-K of WFS Financial Inc for the year ended December 31, 1998 (File No. 33-93068) as filed on or about March 31, 1999.

(6)	Exhibits previously filed with WFS Registration Statements on Form S-2 (File No. 333-91277) filed November 19, 1999 and subsequently amended on January 20, 2000 incorporated by reference under Exhibit Number indicated.

(7)	Exhibit previously filed with Western Financial Bank, formerly Western Financial Bank, F.S.B., Offering Circular with the OTS, dated July 25, 1997 (will be provided to the SEC upon request).

(8)	Exhibit previously filed with Annual Report on Form 10-K of Westcorp for the year ended December 31, 2001 as filed on or about March 29, 2002.

(9)	Exhibit previously filed with Annual Report on Form 10-K of Westcorp for the year ended December 31, 2002 as filed on or about March 28, 2003.

(10)	Exhibit previously filed with Westcorp Registration Statements on Form S-3 (File No. 333-110244) filed November 5, 2003 and subsequently amended on November 10, 2003 incorporated by reference under Exhibit Number indicated.

(11)	Exhibit previously filed with Westcorp Registration Statement on Form S-4 (File No. 333-34286) filed April 11, 1990, incorporated herein by reference under Exhibit Numbers indicated.

      (b) Reports on Form 8-K

On October 23, 2003, we filed a current report on Form 8-K dated October 21, 2003, reporting information under Items 7, 9 and 12.

On November 12, 2003, we filed a current report on Form 8-K dated November 10, 2003, reporting information under Items 5 and 7.

On November 17, 2003, we filed a current report on Form 8-K dated November 17, 2003, reporting information under Items 5 and 7.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WFS FINANCIAL INC

Dated: March 11, 2004

BY:	/s/ ERNEST S. RADY

Ernest S. Rady
Chairman of the Board and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERNEST S. RADY Ernest S. Rady	Chairman of the Board and Chief Executive Officer	March 11, 2004

/s/ THOMAS A. WOLFE Thomas A. Wolfe	President and Director	March 11, 2004

/s/ JUDITH M. BARDWICK Judith M. Bardwick	Director	March 11, 2004

/s/ ROBERT T. BARNUM Robert T. Barnum	Director	March 11, 2004

/s/ JAMES R. DOWLAN James R. Dowlan	Director	March 11, 2004

/s/ DUANE A. NELLES Duane A. Nelles	Director	March 11, 2004

/s/ HARRY RADY Harry Rady	Director	March 11, 2004

/s/ LEE A. WHATCOTT Lee A. Whatcott	Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	March 11, 2004

WESTCORP AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

AND REPORT OF INDEPENDENT AUDITORS

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors

Westcorp

      We have audited the accompanying consolidated statements of financial condition of Westcorp and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of Westcorp’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of Westcorp and subsidiaries at December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Los Angeles, California

January 20, 2004

WESTCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,

	2003	2002

	(Dollars in thousands)
ASSETS
Cash	$50,073	$25,211
Interest bearing deposits with other financial institutions	41,009	59,004
Other short-term investments	291,000

Cash and due from banks	382,082	84,215
Restricted cash	245,399	71,763
Investment securities available for sale	117,749	56,766
Mortgage-backed securities available for sale	2,701,797	2,649,657
Loans receivable	11,138,483	9,443,901
Allowance for credit losses	(301,602)	(269,352)

Loans receivable, net	10,836,881	9,174,549
Amounts due from trusts		101,473
Premises and equipment, net	81,814	78,664
Interest receivable	80,957	77,581
Other assets	169,241	187,971

TOTAL ASSETS	$14,615,920	$12,482,639

LIABILITIES
Deposits	$1,972,856	$1,974,984
Notes payable on automobile secured financing	10,254,641	8,494,678
Securities sold under agreements to repurchase	222,489	276,600
Federal Home Loan Bank advances	328,644	336,275
Subordinated debentures	394,854	400,561
Amounts held on behalf of trustee		177,642
Other liabilities	188,517	107,036

TOTAL LIABILITIES	13,362,001	11,767,776
Minority interest	131,434	101,666
SHAREHOLDERS’ EQUITY
Common stock (par value $1.00 per share; authorized 65,000,000 shares; issued and outstanding 51,698,398 shares in 2003 and 39,200,474 shares in 2002)	51,698	39,200
Paid-in capital	710,001	350,018
Retained earnings	427,527	325,529
Accumulated other comprehensive loss, net of tax	(66,741)	(101,550)

TOTAL SHAREHOLDERS’ EQUITY	1,122,485	613,197

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,615,920	$12,482,639

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$1,153,768	$1,021,317	$821,113
Mortgage-backed securities	83,663	113,154	133,415
Investment securities	3,057	2,815	3,272
Other	4,529	5,654	4,827

TOTAL INTEREST INCOME	1,245,017	1,142,940	962,627
Interest expense:
Deposits	64,634	80,015	114,831
Notes payable on automobile secured financing	416,577	406,851	333,768
Other	50,225	44,050	43,345

TOTAL INTEREST EXPENSE	531,436	530,916	491,944

NET INTEREST INCOME	713,581	612,024	470,683
Provision for credit losses	294,006	306,233	196,977

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	419,575	305,791	273,706
Noninterest income:
Automobile lending	90,511	62,332	62,758
Mortgage banking	1,335	1,421	1,495
Insurance income	8,680	10,561	9,090
Other	9,631	16,339	5,556

TOTAL NONINTEREST INCOME	110,157	90,653	78,899
Noninterest expenses:
Salaries and associate benefits	163,436	137,462	142,322
Credit and collections	35,977	36,429	27,707
Data processing	17,751	18,711	18,396
Occupancy	15,678	15,063	14,615
Telephone	4,818	5,394	6,187
Other	44,128	38,247	35,644

TOTAL NONINTEREST EXPENSES	281,788	251,306	244,871

INCOME BEFORE INCOME TAX	247,944	145,138	107,734
Income tax	98,275	52,267	41,675

INCOME BEFORE MINORITY INTEREST	149,669	92,871	66,059
Minority interest in earnings of subsidiaries	26,064	13,153	10,369

NET INCOME	$123,605	$79,718	$55,690

Earnings per common share:
Basic	$2.88	$2.07	$1.62

Diluted	$2.85	$2.05	$1.61

Weighted average number of common shares outstanding:
Basic	42,867,262	38,588,710	34,277,856

Diluted	43,397,211	38,922,611	34,485,127

Dividends declared	$0.52	$0.48	$0.44

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
					Other
					Comprehensive
		Common	Paid-in	Retained	Income (Loss),
	Shares	Stock	Capital	Earnings	Net of Tax	Total

	(Dollars in thousands, except share amounts)
Balance at January 1, 2001	31,931,826	$31,932	$246,889	$223,163	$(14,816)	$487,168
Net income				55,690		55,690
Unrealized gains on securities available for sale and retained interest in securitized assets, net of tax(1)					12,309	12,309
Unrealized losses on cash flow hedges, net of tax(2)					(75,048)	(75,048)
Reclassification adjustment for losses on securities available for sale included in net income, net of tax(3)					1,050	1,050
Reclassification adjustment for losses on cash flow hedges included in income, net of tax(4)					15,599	15,599

Comprehensive income						9,600
Issuance of common stock	3,870,665	3,870	58,271			62,141
Issuance of subsidiary common stock			(3,205)			(3,205)
Cash dividends				(15,000)		(15,000)

Balance at December 31, 2001	35,802,491	35,802	301,955	263,853	(60,906)	540,704
Net income				79,718		79,718
Unrealized gains on securities available for sale and retained interest in securitized assets, net of tax(1)					28,605	28,605
Unrealized losses on cash flow hedges, net of tax(2)					(135,422)	(135,422)
Reclassification adjustment for gains on securities available for sale included in net income, net of tax(3)					(3)	(3)
Reclassification adjustment for losses on cash flow hedges included in income, net of tax(4)					66,176	66,176

Comprehensive income						39,074
Issuance of common stock	3,397,983	3,398	49,468			52,866
Issuance of subsidiary common stock			(1,405)			(1,405)
Cash dividends				(18,042)		(18,042)

Balance at December 31, 2002	39,200,474	39,200	350,018	325,529	(101,550)	613,197
Net income				123,605		123,605
Unrealized losses on securities available for sale, net of tax(1)					(7,315)	(7,315)
Unrealized losses on cash flow hedges, net of tax(2)					(21,285)	(21,285)
Reclassification adjustment for gains on securities available for sale included in net income, net of tax(3)					(5,058)	(5,058)
Reclassification adjustment for losses on cash flow hedges included in income, net of tax(4)					68,467	68,467

Comprehensive income						158,414
Issuance of common stock	12,371,500	12,372	356,863			369,235
Issuance of subsidiary common stock			702			702
Stock options expensed(5)			669			669
Stock options exercised	126,424	126	1,749			1,875
Cash dividends				(21,607)		(21,607)

Balance at December 31, 2003	51,698,398	$51,698	$710,001	$427,527	$(66,741)	$1,122,485

(1)	The pre-tax amount of unrealized losses on securities available for sale and retained interest in securitized assets was $12.2 million for the year ended December 31, 2003 compared with unrealized gains of $48.5 million and $20.9 million for the years ended December 31, 2002 and 2001, respectively.
(2)	The pre-tax amount of unrealized losses on cash flow hedges was $35.5 million for the year ended December 31, 2003 compared with and $230 million and $127 million for the years ended December 31, 2002 and 2001, respectively.
(3)	The pre-tax amount of unrealized gains and losses on securities available for sale reclassified into earnings was $8.4 million for the year ended December 31, 2003 compared with $5.0 thousand and $1.8 million for the years ended December 31, 2002 and 2001.
(4)	The pre-tax amount of unrealized losses on cash flow hedges reclassified into earnings was $114 million for the year ended December 31, 2003 compared with $112 million and $26.4 million for the year ended December 31, 2002 and 2001, respectively. The amount reclassified into earnings in 2001 includes $1.8 million of the $4.8 million cumulative effect adjustment related to the adoption of SFAS No. 133.
(5)	Amount represents expense related to stock options granted.

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$123,605	$79,718	$55,690
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	294,006	306,233	196,977
Depreciation	13,771	14,654	14,618
Amortization of losses on cash flow hedges	54,523	54,509	5,089
Amortization of premium on mortgage-backed securities	70,177	38,319	28,879
Amortization of participation paid to dealers	110,120	92,151	64,045
Amortization of retained interest in securitized assets		36,461	75,545
Amortization, other	1,927	2,073	644
(Gain) loss on sales, net	(12,396)	(9,380)	8,088
Other	(6,119)	(2,652)	(3,370)
Loans held for sale:
Proceeds from sales of mortgage loans		554	3,382
Decrease (increase) in other assets	1,220	(45,195)	(34,365)
Increase in other liabilities	72,961	15,148	14,774
Other, net	27,019	9,215	9,325

NET CASH PROVIDED BY OPERATING ACTIVITIES	750,814	591,808	439,321
INVESTING ACTIVITIES:
Loans receivable:
Origination of loans	(6,416,501)	(5,797,684)	(5,184,915)
Participation paid to dealers	(141,079)	(129,272)	(120,194)
Loan payments and payoffs	5,015,241	3,725,870	2,484,479
Investment securities available for sale:
Purchases	(139,912)	(59,449)	(67,524)
Proceeds from sale	82,288	75,629	26,998
Proceeds from maturities	427	1,646	1,308
Mortgage-backed securities:
Purchases	(2,165,051)	(1,624,936)	(1,233,390)
Proceeds from sale	157,828		507,839
Payments received	1,872,193	1,077,868	881,094
Decrease in amounts due from trusts		34,658	220,920
Purchase of premises and equipment	(22,577)	(18,920)	(10,079)
Proceeds from sales of premises and equipment	7,940	8,348	43

NET CASH USED IN INVESTING ACTIVITIES	(1,749,203)	(2,706,242)	(2,493,421)
FINANCING ACTIVITIES:
Increase (decrease) in deposits	24,011	(417,706)	(194,310)
(Decrease) increase in securities sold under agreements to repurchase	(53,103)	117,954	(24,931)
Proceeds from notes payable on automobile secured financing	5,877,506	6,912,058	3,519,112
Payments on notes payable on automobile secured financing	(4,677,911)	(4,336,602)	(1,156,604)
Increase (decrease) in borrowings	3,155	(19,178)	(2,734)
Increase in amounts held on behalf of trustee		(102,854)	(214,361)
(Decrease) increase in FHLB Advances	(7,631)	(207,141)	133,847
Proceeds from issuance of subordinated debentures		292,472
Payments on subordinated debentures	(7,315)	(41,134)	(42,892)
Increase in restricted cash	(173,636)	(71,763)
Proceeds from issuance of common stock	371,110	52,866	62,142
Proceeds from issuance of subsidiary common stock	105	16,472	13,973
Cash dividends	(21,607)	(18,042)	(15,000)
Payments on cash flow hedges	(38,428)	(83,080)	(48,578)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,296,256	2,094,322	2,029,664

INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	297,867	(20,112)	(24,436)
Cash and due from banks at beginning of year	84,215	104,327	128,763

CASH AND DUE FROM BANKS AT END OF YEAR	$382,082	$84,215	$104,327

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$524,146	$513,944	$484,821
Income taxes	108,403	83,267	67,906
SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:
Acquisition of real estate acquired through foreclosure	412	1,107	3,047

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	— Summary of Significant Accounting Policies

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

      Effective January 1, 2003, we regained control over assets of the securitization trusts for all of our outstanding securitization transactions treated as sales for accounting purposes, excluding loans sold in whole loan sales. We regained control of these assets when each trust was given the ability to invest in financial assets not related to the securitization of contracts. In accordance with paragraph 55 of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, also known as SFAS No. 140, and Emerging Issues Task Force 02-9, Accounting for Changes that Result in a Transferor Regaining Control of Financial Assets Sold, we recorded $525 million of automobile contracts and the related notes payable on automobile secured financing on our Consolidated Statements of Financial Condition and have eliminated all remaining amounts due from trusts and amounts held on behalf of trustee for these transactions. We no longer recognize retained interest income or expense or contractual servicing income for these securitization transactions on our Consolidated Statements of Income. Rather, we recognize interest income on automobile contracts held in these trusts and record interest expense on notes payable on automobile secured financings. These loans were considered in the overall evaluation of the adequacy of our allowance for credit losses.

      During the first quarter of 2003, Chapter 13 bankruptcy accounts greater than 120 days were reclassified to contracts receivable and the related reserves were reclassified to the allowance for credit losses on the Statement of Financial Condition. Previously, such amounts were reported as nonperforming assets and were included in other assets on the Statement of Financial Condition. The 2002 amounts have been reclassified accordingly. These loans were considered in the overall evaluation of the adequacy of our allowance for credit losses for the periods presented.

      During the second quarter of 2003, various cash amounts related to certain securitization transactions were reclassified to restricted cash on the Statement of Financial Condition. Previously, such amounts were reported as a reduction of notes payable on automobile secured financing on the Statement of Financial Condition. The 2002 amounts have been reclassified accordingly.

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

Restricted Cash

      Restricted cash represents amounts that are held by the trustee until such cash is released under the terms of the securitization agreements.

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

Loans Receivable

      Our loan portfolio consists primarily of automobile contracts purchased from automobile dealers on a nonrecourse basis and contracts financed directly with the consumer. If pre-computed finance charges are added to a contract, they are added to the contract balance and carried as an offset against the contract balance as unearned discounts. Amounts paid to dealers are capitalized as dealer participation and amortized over the life of the contract. Additionally, our loan portfolio consists of commercial loans, construction loans, real estate loans and other consumer loans.

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

Nonaccrual Loans

      Nonaccrual loans are loans on which accrual of interest has been suspended. Interest is suspended on all real estate loans when, in our judgement, the interest will not be collectible in the normal course of business or when loans are 90 days or more past due or full collection of principal is not assured. When a loan is placed on nonaccrual, interest accrued is reversed against interest income. The accrual of interest income is suspended on all loans, except consumer loans. On these loans, interest continues to accrue until the loans are charged off, which occurs automatically after the loans are past due 120 days, except for accounts that are in Chapter 13 bankruptcy. At the time that a loan is charged off, all accrued interest is reversed. For those accounts that are in Chapter 13 bankruptcy and are contractually past due greater than 120 days, all accrued interest is reversed and income is recognized on a cash basis. As of December 31, 2003 and 2002, the amounts of accrued interest reversed were not material.

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

Nonperforming Assets

      Nonperforming assets consist of nonperforming loans that are defined as all nonaccrual loans, repossessed assets, and real estate owned. Nonperforming assets were included in other assets on the Consolidated Statements of Financial Condition and are not material.

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

Mortgage Banking Income

      Mortgage banking income consists primarily of gain on sale of mortgage loans and other mortgage servicing related fee income.

Insurance Commissions

      Commissions on insurance policies sold are recognized as income over the life of the policies.

Insurance Premiums

      Premiums for life and accident/ health insurance policies are recognized as income over the term of the insurance contract.

Interest Expense

      Interest expense is recognized when incurred. Our level yield calculation for notes payable on automobile secured financing includes the interest on the notes, underwriting discounts, hedge gains or losses and payments under interest rate swap agreements.

Income Taxes

      We file a consolidated federal tax return, and combined or consolidated returns in states where such filing method is allowed, including subsidiaries as required by such states. In other states, subsidiaries file separate state tax returns.

Fair Values of Financial Instruments

      Fair value information about financial instruments is reported using quoted market prices for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and in many cases, could not be realized in immediate settlement of the instruments. Fair values for certain financial instruments and all non-financial instruments are not required to be disclosed. Accordingly, the aggregate fair value amounts presented do not necessarily represent the underlying value of our financial position.

      We use the following methods and assumptions in estimating our fair value disclosures for financial instruments:

Cash and due from banks: The carrying amounts reported in the Consolidated Statements of Financial Condition for cash and due from banks approximate those assets’ fair values.

Restricted cash: The carrying amounts reported in the Consolidated Statements of Financial Condition approximate those assets’ fair values.

Investment securities and MBS: Fair values for investment securities and MBS are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans receivable: The fair values for loans are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Interest rate swap agreements: The fair value is estimated by obtaining market quotes from brokers or internally valuing when market quotes are not readily available.

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

      As we issued certain variable rate notes payable, we also entered into interest rate swap agreements in order to hedge our variable interest rate exposure on future interest payments. The fair value of the interest rate swap agreements is included in notes payable on automobile secured financing, and any change in the fair value is reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any ineffective portion is recorded in interest expense during that period if the hedge is greater than 100% effective. Related interest income or expense is settled on a quarterly basis and recognized as an adjustment to interest expense in our Consolidated Statements of Income.

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

      We also enter into interest rate swap agreements or other derivatives that we choose not to designate as hedges or that do not qualify for hedge accounting under SFAS No. 133. These derivatives pertain to variable rate notes issued in conjunction with the securitization of our contracts. Any change in the market value of such derivatives and any income or expense recognized on such derivatives is recorded to noninterest income.

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

      In determining the fair value of our retained interest in securitized assets, also known as RISA, we evaluated the cost basis of contracts relative to the fair value of such contracts and the fair value of the RISA recorded. The RISA was capitalized and amortized over the expected life of the underlying contracts. Net interest income and servicing fees earned on these contracts are recognized over the life of the securitization transactions as contractual servicing income, retained interest income and other fee income. The amortization of the RISA was calculated so as to recognize retained interest income on an effective yield basis. These amounts were reported as automobile lending income on our Consolidated Statements of Income.

      RISA was classified in a manner similar to available for sale securities and as such was marked to market each quarter. Market value changes were calculated by discounting estimated future cash flows using the current market discount rate. Any changes in the market value of the RISA were reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. On a quarterly basis, we evaluated the carrying value of the RISA in light of the actual performance of the underlying contracts and made adjustments to reduce the carrying value, if appropriate.

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

Stock-Based Compensation

      As discussed below, Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123, also known as SFAS No. 148, requires expanded disclosure of the effects of a company’s accounting policy for stock-based employee compensation. We use the fair value method to account for stock-based employee compensation. See Note 22 — Stock Options for further disclosure.

Accounting Pronouncements

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, also known as SFAS No. 143, in which retirement obligations would be recorded as a liability using the present value of the estimated cash flows and a corresponding amount would be capitalized as part of the asset’s carrying amount. The capitalized asset retirement cost would be amortized to expense over the asset’s useful life using a systematic and rational allocation method. The estimate of the asset retirement obligation will change and have to be revised over time. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on our earnings or financial position.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, also known as SFAS No. 146, in which liabilities for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liabilities are incurred. SFAS No. 146 eliminated the recognition of certain costs associated with exit or disposal activities that were previously recognized as liabilities at a plan (commitment) date under Emerging Issues Task Force Issue No. 94-3 that did not meet the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on our earnings or financial position.

      In December 2002, the FASB issued SFAS No. 148. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the method used on reported results. SFAS No. 148 provides two additional transition methods for entities that adopt Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, also know as SFAS No. 123. Both of these methods avoid the ramp-up effects arising from prospective application of the fair value based method. SFAS No. 148 does not permit the use of the original SFAS No. 123 method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. This statement also requires disclosure of comparable information for all companies regardless of which method of accounting for stock-based employee compensation. SFAS No. 148 improves the timeliness of disclosures by requiring their inclusion in financial reports for interim periods. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. We adopted the disclosure provisions of SFAS No. 148 on December 31, 2002 and the prospective application method of transition to the fair value based method in the first quarter of 2003. Neither the disclosure adoption nor the accounting adoption had a material effect on our earnings or financial position.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, also known as FIN No. 46. FIN No. 46 changes the consolidation requirements by requiring a variable interest entity to be consolidated by a company if that company is subject to the majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. In addition, FIN No. 46 requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN No. 46 apply to variable interest entities created after January 31, 2003 and apply to existing variable interest entities in the first fiscal year or interim period beginning after December 15, 2003. The adoption of FIN No. 46 did not have a material effect on our earnings or financial position.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, also known as SFAS No. 149. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. The adoption of SFAS No. 149 did not have a material effect on our earnings or financial position.

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

Note 2 —	Investment Securities Available for Sale

      Investment securities available for sale consisted of the following:

	December 31, 2003

		Gross
	Amortized	Unrealized	Fair
	Cost	Gain	Value

	(Dollars in thousands)
U.S. government agencies and corporations	$50,241	$252	$50,493
FHLB securities	58,803		58,803
Other	8,446	7	8,453

	$117,490	$259	$117,749

	December 31, 2002

		Gross
	Amortized	Unrealized	Fair
	Cost	Gain	Value

	(Dollars in thousands)
Obligations of states and political subdivisions	$1,023	$23	$1,046
Owner trust certificates	3,348		3,348
FHLB securities	46,316		46,316
Other	6,056		6,056

	$56,743	$23	$56,766

      At December 31, 2003, the stated maturities of our investment securities available for sale were as follows:

	One Year		Five Years		Ten Years
	to Five Years		to Ten Years		to Twenty-five Years		No stated maturity

	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value

Other	$179	$179	$1,271	$1,271	$3,996	$3,996	$3,000	$3,007
U.S. government agencies and corporations	50,241	50,493
FHLB securities							58,803	58,803

	$50,420	$50,672	$1,271	$1,271	$3,996	$3,996	$61,803	$61,810

Note 3 — Mortgage-Backed Securities Available for Sale

      MBS available for sale consisted of the following:

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(Dollars in thousands)
GNMA certificates	$2,613,962	$28,607	$4,484	$2,638,085
FNMA participation certificates	24,967	306		25,273
FHLMC participation certificates	36,734	9	78	36,665
Other	1,774			1,774

	$2,677,437	$28,922	$4,562	$2,701,797

	December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(Dollars in thousands)
GNMA certificates	$2,562,459	$46,008	$1,010	$2,607,457
FNMA participation certificates	38,647	477		39,124
FHLMC participation certificates	1,046	22		1,068
Other	2,008			2,008

	$2,604,160	$46,507	$1,010	$2,649,657

      Proceeds from the sale of MBS available for sale for the years ended December 31, 2003, 2002 and 2001 were as follows:

	For the Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Proceeds from sales of MBS available for sale	$157,828		$507,839
Gross realized gains	8,423		4,020
Gross realized losses			3,479

      Our MBS available for sale portfolio had maturities of one month to thirty years at December 31, 2003 and 2002, although payments are generally received monthly throughout the life of these securities.

Note 4 — Net Loans Receivable

      Net loans receivable consisted of the following:

	December 31,

	2003	2002

	(Dollars in thousands)
Consumer:
Automobile contracts	$10,657,864	$8,993,266
Dealer participation, net of deferred contract fees	175,263	154,671
Other	6,002	7,531
Unearned discounts	(61,300)	(91,713)

	10,777,829	9,063,755
Real estate:
Mortgage	237,668	277,233
Construction	16,503	14,150

	254,171	291,383
Undisbursed loan proceeds	(17,948)	(8,453)

	236,223	282,930
Commercial	124,431	97,216

	11,138,483	9,443,901
Allowance for credit losses	(301,602)	(269,352)

	$10,836,881	$9,174,549

      Loans managed by us totaled $11.0 billion and $9.8 billion as of December 31, 2003 and 2002, respectively. We owned all of the $11.0 billion loans managed at December 31, 2003. Of the $9.8 billion loans managed at December 31, 2002, $9.3 billion were owned by us and $525 million were owned by securitization trusts. There were no impaired loans at December 31, 2003 and 2002. Nonperforming loans, or loans on which we have discontinued the accrual of interest income, included in net loans receivable were $53.0 million and $39.2 million at December 31, 2003 and 2002, respectively. Repossessed assets and real estate owned were $10.6 million and $15.7 million at December 31, 2003 and 2002, respectively, and are included in other assets on our Consolidated Statement of Financial Condition.

Note 5 — Allowance for Credit Losses

      Changes in the allowance for credit losses were as follows:

	For the Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Balance at beginning of year	$269,352	$178,218	$104,006
Chargeoffs:
Consumer loans	(350,718)	(280,378)	(162,878)
Commercial loans		(511)
Mortgage loans	(352)	(260)	(1,024)

	(351,070)	(281,149)	(163,902)
Recoveries:
Consumer loans	89,196	66,050	41,120
Commercial loans	78
Mortgage loans	40		17

	89,314	66,050	41,137

Net chargeoffs	(261,756)	(215,099)	(122,765)
Provision for credit losses	294,006	306,233	196,977

Balance at end of year	$301,602	$269,352	$178,218

Ratio of net chargeoffs during the period to average loans owned during the period	2.5%	2.6%	2.0%
Ratio of allowance for credit losses to loans at the end of the period	2.7%	2.9%	2.4%

Note 6 — Retained Interest in Securitized Assets

      None of our securitization transactions in 2003, 2002 or 2001 were treated as sales. Therefore, we did not record any retained interest in securitized assets.

      The following table presents the activity of the RISA:

	For the Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Balance at beginning of period	$	$37,392	$111,558
Additions
Amortization		(36,461)	(75,546)
Change in unrealized gain/loss on RISA(1)		(931)	1,380

Balance at end of period(2)	$	$0	$37,392

(1)	The change in unrealized gain/loss on RISA represents temporary changes in valuation including changes in the discount rate based on the current interest rate environment. Such amounts will not be realized unless the RISA is sold. Changes in prepayment and credit loss assumptions for the RISA are other than temporary in nature and impact the value of the RISA. Such other than temporary differences are immediately recognized in income as a component of retained interest income or expense.

(2)	There were no restrictions on the RISA.

      The balance of contracts 30 days or more delinquent included in securitization trusts totaled $35.2 million at December 31, 2002. Net chargeoffs for these securitization trusts totaled $30.4 million and $50.4 million for the years ended December 31, 2002 and 2001, respectively.

Note 7 — Premises and Equipment

      Premises and equipment consisted of the following:

	December 31,

	2003	2002

	(Dollars in thousands)
Land	$16,985	$15,949
Buildings and improvements	52,522	50,738
Computers and software	57,626	51,780
Furniture and equipment	21,110	20,037
Other	12,478	9,092

	160,721	147,596
Less: Accumulated depreciation	(78,907)	(68,932)

	$81,814	$78,664

Note 8 — Accrued Interest Receivable

      Accrued interest receivable consisted of the following:

	December 31,

	2003	2002

	(Dollars in thousands)
Interest on loans receivable	$67,663	$62,411
Interest on securities	13,294	15,170

	$80,957	$77,581

      Accrued interest receivable at December 31, 2003 and 2002 is included in other assets in the Consolidated Statements of Financial Condition.

Note 9 — Deposits

      Deposits consisted of the following:

		Weighted
	Weighted	Average Rate for	December 31,
	Average Rate at	the Year Ended
	December 31, 2003(1)	December 31, 2003(2)	2003	2002

			(Dollars in thousands)
Noninterest bearing deposits	—	—	$210,405	$165,844
Demand deposit accounts	0.1%	0.2%	1,145	1,037
Passbook accounts	0.1	0.2	7,282	6,688
Money market deposit accounts	1.4	1.3	963,004	730,245
Brokered certificate accounts	1.4	2.2	62,451	98,992
Certificate accounts	2.0	5.8	728,569	972,178

			$1,972,856	$1,974,984

(1)	Contractual rate.

(2)	Includes effects of hedging activities.

      The aggregate amount of certificate accounts in denominations greater than or equal to $100,000 was $220 million and $305 million at December 31, 2003 and 2002, respectively. Deposit amounts in excess of $100,000 are not federally insured.

      Scheduled maturities of certificate accounts at December 31, 2003 were as follows:

		Weighted
		Average
	Amount	Rate

	(Dollars in thousands)
Six months or less	$301,862	2.06%
More than six months through one year	392,975	1.83
More than one year through three years	30,097	3.00
More than three years through ten years	3,635	3.78

	$728,569

      Interest expense on deposits consisted of the following:

	For the Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Demand deposit accounts	$48	$117	$70
Passbook accounts	16	39	169
Money market deposit accounts	11,359	14,772	28,648
Certificate accounts	51,154	63,867	83,859
Brokered certificate accounts	2,057	1,220	2,085

	$64,634	$80,015	$114,831

      Accrued interest payable on deposits at both December 31, 2003 and 2002 was $5.7 million, including accrued interest payable on related interest rate swap agreements, and is included in other liabilities in the Consolidated Statements of Financial Condition.

      The following table summarizes certificate accounts by maturity categories at:

December 31, 2003

(Dollars in thousands)
2004	$694,837
2005	26,890
2006	3,207
2007	3,309
2008	326

$728,569

Note 10 —	Notes Payable on Automobile Secured Financing

      For the years ended December 31, 2003 and 2002, we issued $5.9 billion and $6.9 billion of notes secured by automobile contracts, of which $5.9 billion and $6.2 billion were through public transactions and no amounts and $775 million, respectively, were through conduit facilities. We had no amount outstanding on the conduit facilities at December 31, 2003 and 2002. We terminated our $775 million conduit facility in May 2002.

      Interest payments on the public transactions based on the respective note’s interest rate are due either monthly or quarterly, in arrears. Interest payments on the conduit facility were due monthly, in arrears, based on the respective note’s interest rate. Interest expense on all notes payable on automobile secured financing, including interest payments under interest rate swap agreements, totaled $417 million for the year ended December 31, 2003 compared with $407 million and $334 million for the years ended December 31, 2002 and 2001, respectively.

      The stated maturities of our notes payable on automobile secured financing and their weighted average interest rates, including the effect of interest rate swap agreements on variable rate notes payable, were as follows:

	December 31, 2003

		Weighed Average
	Amount	Interest Rate

	(Dollars in thousands)
2004	$429,446	1.15%
2005	173,365	2.14
2006	1,497,628	2.89
2007	2,301,284	2.84
2008	2,176,795	4.03
Thereafter	3,676,123	3.62

	$10,254,641	3.30%

Note 11 —	Securities Sold Under Agreements to Repurchase

      Securities sold under agreements to repurchase are summarized as follows:

	December 31,

	2003	2002

	(Dollars in thousands)
Balance at end of period	$222,489	$276,600
Estimated fair value at end of period	222,489	276,932
Average amount outstanding during the period	220,989	222,154
Maximum amount outstanding at any given month-end during the period	273,094	356,450
Weighted average interest rate during the period	2.0%	2.5%
Weighted average interest rate at end of period	1.1%	1.4%

      MBS available for sale sold under agreements to repurchase were delivered to dealers who arranged the transactions. The dealers may have sold, loaned, or otherwise disposed of such securities to other parties in the normal course of their operations and have agreed to resell to us substantially identical securities at the maturity of the agreements. At December 31, 2003, we had $118 million and $99.4 million outstanding with our counterparties, Salomon Smith Barney and Nomura Securities Co., Ltd., respectively. At December 31, 2002, we had $220 million and $49.3 million outstanding with our counterparties, Salomon Smith Barney and Nomura Securities Co., Ltd., respectively. The agreements at December 31, 2003 and 2002 mature within 30 days. Average amounts are computed based upon daily ending balances.

Note 12 —	Federal Home Loan Bank Advances

      Advances from the Federal Home Loan Bank are collateralized with eligible real estate loans and MBS. The FHLB advances were collateralized with mortgage loans totaling $147 million and $206 million at December 31, 2003 and 2002, respectively, and MBS totaling $1.1 billion and $1.3 billion at December 31, 2003 and 2002, respectively.

      Information as to interest rates and maturities on advances from the FHLB is as follows:

	December 31,

	2003	2002

	(Dollars in thousands)
Range of interest rates	0.9% — 7.1%	1.4% — 7.1%
Weighted average interest rate	1.0%	1.4%
Year due:
2003		$333,500
2004	$326,000
Thereafter	2,644	2,775

	$328,644	$336,275

      We had available credit with the FHLB of approximately $779 million and $1.0 billion at December 31, 2003 and 2002, respectively.

Note 13 —	Other Borrowings

      We have an unsecured line of credit with a bank which has a maximum availability of $30.0 million at both December 31, 2003 and 2002. There was no amount outstanding at both December 31, 2003 and 2002. The line of credit has an interest rate tied to either the Prime rate or the London Interbank Offered Rate, also known as LIBOR, based on our choice. The weighted average interest rate was 3.12%, 4.5%, and 4.0% at December 31, 2003, 2002, and 2001, respectively. There was no interest expense for the year ended December 31, 2003 compared with interest expense of $0.1 million and $0.6 million for the years ended December 31, 2002 and 2001, respectively.

Note 14 —	Subordinated Debentures

      Subordinated debentures consisted of the following:

	December 31,

	2003	2002

	(Dollars in thousands)
Subordinated debentures	$400,820	$408,010
Discount and issuance costs	(5,966)	(7,449)

Net subordinated debentures	$394,854	$400,561

      The subordinated debentures are unsecured and consist of two issuances with outstanding balances of $101 million with an interest rate of 8.875% per annum due in 2007 and $294 million with an interest rate of 9.625% per annum due in 2012. They are redeemable at our option, in whole or in part, on or after August 1, 2004 and May 15, 2009, respectively, both at 100% of the principal amount being redeemed plus accrued interest as of the date of redemption. In addition, the 9.625% debentures may be redeemed in part prior to May 15, 2005, provided at least 65% of the debentures remain outstanding, the redemption is with the proceeds of and within 90 days of an equity issuance by the Bank and the redemption price is not less than 109.625%. For regulatory purposes, the subordinated debentures are included as part of the Bank’s supplementary capital, subject to certain limitations.

Note 15 —	Commitments and Contingencies

      Future minimum payments under noncancelable operating leases on premises and equipment with terms of one year or more were as follows:

December 31, 2003

(Dollars in thousands)
2004	$6,917
2005	5,901
2006	4,397
2007	3,432
2008	2,435
Thereafter	4,807

$27,889

      In certain cases, these agreements include various renewal options and contingent rental agreements. Rental expense for premises and equipment totaled $7.4 million, $7.1 million and $6.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      Commitments to fund mortgage loans, letters of credit and unused lines of credit were as follows:

	December 31,

	2003	2002

	(Dollars in thousands)
Fixed rate loans	$100,573	$98,923
Variable rate loans	126,140	115,651

	$226,713	$214,574

Mortgage loans sold with recourse	$31,448	$45,424

      At December 31, 2003, we had commitments to fund fixed rate loans at rates ranging from 3.88% to 10.09% with loan terms ranging from one month to 200 months.

      We have pledged certain assets relative to amounts held on behalf of trustee, including amounts related to securitization transactions treated as secured financings, as follows:

	December 31,

	2003	2002

	(Dollars in thousands)
FNMA participation certificates	$19,744	$30,204
GNMA certificates	1,058,908	692,908
Automobile contracts	375,230	473,775
Multifamily first mortgages	18,680	22,834

	$1,472,562	$1,219,721

      We issued certain MBS that include recourse provisions. Subject to certain limitations, we are required, for the life of the loans, to repurchase the buyer’s interest in individual loans on which foreclosure proceedings have been completed. Securities with recourse issued by us had a total outstanding balance of $31.4 million and $45.4 million at December 31, 2003 and 2002, respectively. The maximum remaining exposure under these recourse provisions was $31.4 million and $45.4 million at December 31, 2003 and 2002, respectively. We have pledged approximately $5.0 million of MBS as collateral under these recourse provisions at both December 31, 2003 and 2002.

      We have provided for probable losses which can be reasonably estimated that may occur as a result of our recourse obligations. The amount reserved for probable losses on recourse obligations totaled $1.0 million and

$3.1 million at December 31, 2003 and 2002, respectively. The amount of reserves held was determined based upon historical experience of losses on repurchased loans.

      We or our subsidiaries are involved as a party in certain legal proceedings incidental to our business. We do not believe that the outcome of these proceedings will have a material effect upon our financial condition, results of operations and cash flows.

Note 16 — Accumulated Other Comprehensive Loss, Net of Tax

      The following table summarizes the components of accumulated other comprehensive loss, net of tax:

	December 31,

	2003	2002

	(Dollars in thousands)
Unrealized gain on marketable securities	$14,771	$27,145
Unrealized loss on interest rate swaps: (1)
Deposits	(38,297)	(53,081)
Automobile secured financing	(19,539)	(43,624)
Securities sold under agreements to repurchase	(2,248)	(3,092)

	(60,084)	(99,797)
Realized loss on settled cash flow hedges: (1)
Deposits	(9,539)	(11,367)
Automobile secured financing	(11,889)	(17,531)

	(21,428)	(28,898)

Total other accumulated comprehensive loss	$(66,741)	$(101,550)

(1)	All cash flow hedges are structured to hedge future interest payments on deposits or borrowings.

Note 17 — Comprehensive income

      The following table presents the components of comprehensive income, net of related tax, for the periods indicated:

	For the Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Net income	$123,605	$79,718	$55,690
Unrealized (losses) gains on securities available for sale, net of tax	(7,315)	28,605	12,309
Unrealized losses on cash flow hedges, net of tax	(21,285)	(135,422)	(75,048)
Reclassification adjustment for (gains) losses on securities available for sale, net of tax	(5,058)	(3)	1,050
Reclassification adjustment for losses on cash flow hedges included in income, net of tax	68,467	66,176	15,599

Comprehensive income	$158,414	$39,074	$9,600

Note 18 — Equity Offerings

      We completed common stock offerings in July 2003 and November 2003 in which we raised a total of $163 million and $207 million through the issuance of 6.1 million and 6.3 million additional common shares at a price of $28.00 and $34.39 per share, respectively. With the completion of these offerings, our total number of common shares issued and outstanding increased 31.6% to 51.7 million shares at December 31, 2003.

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

      WFS completed rights offerings in March 2002 and May 2001 that raised a total of $110 million and $116 million through the issuance of 6.1 million and 6.4 million additional common shares at a price of $18.00 and $18.25 per share, respectively. With the completion of the March 2002 offering, the number of WFS common shares issued and outstanding increased by 18% to 41.1 million shares, compared with an increase of 22% to 35.0 million shares in May 2001.

      Of the 6.1 million and 6.4 million additional common shares issued by WFS in 2002 and 2001, the Bank purchased 5.2 million and 5.3 million shares in the amount of $94.4 million and $96.5 million, respectively. The net amount of proceeds received from WFS’ and our rights offerings executed in March 2002 and May 2001 totaled $67.3 million and $80.6 million, respectively. At December 31, 2003, the Bank owned 84% of WFS’ common stock.

Note 19 — Dividends

      We paid cash dividends of $0.51, $0.47 and $0.43 per share for the years ended December 31, 2003, 2002 and 2001, respectively. There are no restrictions on the payment of dividends by Westcorp.

      Our wholly owned subsidiary, the Bank, is restricted by regulation and by the indentures relating to its subordinated debentures as to the amount of funds which can be transferred to us in the form of dividends. Under the most restrictive of these terms, on December 31, 2003, the Bank’s restricted shareholder’s equity was $467 million with a maximum dividend of $218 million.

      The Bank must notify the Office of Thrift Supervision, also known as the OTS, of its intent to declare cash dividends thirty days before declaration and may not make a loan to us for any purpose to the extent we engage in any activities not permitted for a bank holding company.

Note 20 — Automobile Lending Income

      Automobile lending income consisted of the following components:

	For the Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Fee income	$90,511	$81,087	$67,579
Contractual servicing income		10,735	23,018
Retained interest expense, net of RISA amortization		(29,490)	(27,839)

Total automobile lending income	$90,511	$62,332	$62,758

      Fee income consists primarily of documentation fees, late charges and deferment fees. According to the terms of each securitization transaction, we earn contractual servicing income on the outstanding balance of contracts securitized.

Note 21 — Employee Benefit Plans

      We have various employee benefit plans, which vary on the types of associates covered and the benefits received. These plans include the Westcorp Employee Stock Ownership and Salary Savings Plan, the Executive Deferral Plan, and the Long Term Incentive Plan.

      The Westcorp Employee Stock Ownership Plan, also known as the ESOP, covers essentially all associates who have completed six months of service, excluding contract or temporary employees. Contributions to the ESOP are discretionary and determined by the Board of Directors within limits set forth under the Employee Retirement Income Security Act of 1974. These contributions are allocated to the associate’s account based upon years of service and annual compensation. All shares purchased by the ESOP are allocated to associates who participate in the ESOP. The Salary Savings Plan, also known as the 401(k) Plan, covers essentially all associates who have completed three months of service, excluding contract or temporary employees. Contributions to the 401(k) Plan are guaranteed and based on a fixed percent of the associate’s payroll deferral for the calendar year. Contributions to the ESOP and 401(k) Plan totaled $5.8 million, $2.8 million and $8.4 million in 2003, 2002 and 2001, respectively. Compensation expense related to the ESOP and 401(k) Plan totaled $9.8 million, $1.4 million and $4.8 million in 2003, 2002 and 2001, respectively. As of December 31, 2003, the ESOP and 401(k) plan held a total of 1,844,293 shares of our common stock. All shares are considered outstanding for purposes of calculating our earnings per share.

      The Executive Deferral Plan, also known as the EDP, covers a select group of our management or highly compensated associates as determined by our Board of Directors. The EDP is designed to allow participants to defer a portion of their compensation on a pre-tax basis and earn tax-deferred interest on these deferrals. The EDP also provides for us to match portions of the amounts contributed by our associates at the discretion of our Board of Directors. For the year ended December 31, 2003, expense related to the EDP for us and our subsidiaries totaled $2.1 million compared with $0.7 million and $0.3 million for the years ended December 31, 2002 and 2001, respectively.

      The Long Term Incentive Plan, also known as the LTIP, covers certain key executive officers in which such officers will be entitled to receive a fixed incentive amount provided that our tangible net book value per common share as of December 31, 2004 equals or exceeds $28.08, as adjusted at our sole discretion, and the executive officer remains continuously employed by us or our subsidiaries through April 30, 2005. We expensed $0.9 million, $0.8 million and $0.9 million for the years ended December 31, 2003, 2002 and 2001, respectively, related to the LTIP.

Note 22 — Stock Options

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

      Under the 2001 Plan, we reserved a total of 3,000,000 shares of common stock for future issuance. As of December 31, 2003, a total of 2,185,750 shares were available for future grants. The options may be exercised within seven years after the date of the grant. Additionally, the weighted average life of the options outstanding at December 31, 2003 was 3.97 years and the exercise prices ranged from $9.94 to $20.41 per share.

      Options outstanding and exercisable at December 31, 2003 were as follows:

	Options Outstanding			Options Exercisable

	Number	Weighted Average	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price

$9.00 — 10.00	750	1.62	$9.94	750	$9.94
12.00 — 13.00	187,786	2.00	12.62	187,786	12.62
13.00 — 14.00	194,000	3.14	13.25	131,717	13.25
15.00 — 16.00	1,000	3.86	15.25	750	15.25
17.00 — 18.00	284,500	4.15	17.32	125,125	17.32
18.00 — 19.00	784,500	4.57	18.57	74,375	18.30
19.00 — 20.00	5,000	5.60	19.85	1,250	19.85
20.00 — 21.00	3,000	5.85	20.41	750	20.41

	1,460,536	3.97	$16.86	522,503	$14.74

      Stock option activity is summarized as follows:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2001	820,715	$12.94
Granted	444,250	17.37
Exercised	(113,834)	12.68
Forfeited	(74,317)	14.76

Outstanding at December 31, 2001	1,076,814	14.67
Granted	414,500	18.33
Exercised	(143,251)	13.29
Forfeited	(180,625)	16.06

Outstanding at December 31, 2002	1,167,438	15.91
Granted	444,000	18.78
Exercised	(126,424)	14.84
Forfeited	(24,478)	17.19

Outstanding at December 31, 2003	1,460,536	$16.86

      Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Our stock options have characteristics significantly different from traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. In 2002 and 2001, we utilized the Black-Scholes option valuation model to determine the fair value of the options granted. During 2003, we decided to utilize the Binomial option valuation model for all stock options expensed as part of our implementation of SFAS No. 148 as we feel it provides a better measure of value for companies that pay dividends. In addition, in 2003 we utilized the Binomial option valuation model to value all outstanding options, including those granted prior to 2003. In our opinion, neither of these models necessarily provides a reliable single measure of the fair value of our employee stock options. Nonetheless, the fair value of options granted in 2003, 2002, and 2001 was estimated with the following assumptions:

	December 31,

	2003	2002	2001

Risk-free interest rate	2.2%	3.4%	4.7%
Expected dividend	0.45
Volatility factor	0.46	0.31	0.40
Expected option life	3 years	7 years	7 years

      The weighted average fair value of options granted during the year ended December 31, 2003 was $5.48 compared to $6.11 for the options granted during the year ended December 31, 2002.

      Pro forma information regarding net income and earnings per share is required by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, and has been determined as if we had accounted for our employee stock options under the fair value method of that statement. We adopted the disclosure provisions of SFAS No. 148 on December 31, 2002 and the prospective application method of transition to the fair value based method of accounting for stock options in the first quarter of 2003.

      Pro forma net income and diluted earnings per share for the respective periods were as follows:

	For the Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands, except per
	share amounts)
Net income, as reported	$123,605	$79,718	$55,690
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	404
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,225	858	800

Pro forma net income	$122,784	$78,860	$54,890

Earnings per share
Basic — as reported	$2.88	$2.07	$1.62

Basic — pro forma	$2.86	$2.04	$1.60

Earnings per share
Diluted — as reported	$2.85	$2.05	$1.61

Diluted — pro forma	$2.83	$2.03	$1.59

Note 23 — Income Taxes

      Income tax expense consisted of the following:

	For the Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Current
Federal	$95,316	$72,144	$74,383
State	20,222	14,127	10,123

	115,538	86,271	84,506
Deferred:
Federal	(14,467)	(24,816)	(38,623)
State	(2,796)	(9,188)	(4,208)

	(17,263)	(34,004)	(42,831)

	$98,275	$52,267	$41,675

      A reconciliation of total tax provisions and the amounts computed by applying the statutory federal income tax rate of 35% to income before tax is as follows:

	For the Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Tax at statutory rate	$86,780	$50,601	$37,707
State tax (net of federal tax benefit)(1)	11,327	3,211	3,844
Other	168	(1,545)	124

	$98,275	$52,267	$41,675

(1)	State tax for 2002 includes the result of a one-time benefit of legislation enacted by the State of California which eliminated the use of the reserve method of accounting for bad debts for large banks and financial corporations for taxable income purposes for tax years after January 1, 2002.

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

      Significant components of our deferred tax assets and liabilities were as follows:

	December 31,

	2003	2002

	(Dollars in thousands)
Deferred tax assets:
Reserves for credit losses	$108,183	$94,482
State tax deferred benefit	5,351	5,241
Deferred compensation accrual	7,158	4,007
Tax basis difference — marketable securities and derivatives	57,861	91,543
Other, net	13,276	13,272

Total deferred tax assets	191,829	208,545
Deferred tax liabilities:
Loan fee income deferred for tax purposes	(107)	(529)
FHLB dividends	(7,947)	(7,259)
Accelerated depreciation for tax purposes	(10,339)	(4,120)
Loan costs	(428)	(321)
Deferred taxes on unrealized gains	(9,847)	(18,375)
Tax basis difference — mortgage-backed securities	(17,817)	(20,685)
Other, net	(20,637)	(24,658)

Total deferred tax liabilities	(67,122)	(75,947)

Net deferred tax assets	$124,707	$132,598

Note 24 — Fair Values of Financial Instruments

      The estimated fair values of our financial instruments were as follows:

	December 31,

	2003		2002

	Carrying		Carrying
	Amounts	Fair Value	Amounts	Fair Value

	(Dollars in thousands)
Financial assets:
Cash and due from banks	$91,082	$91,082	$84,215	$84,215
Restricted cash	245,399	245,399	71,763	71,763
Other short-term investments	291,000	291,000
Investment securities and MBS	2,819,546	2,819,546	2,706,423	2,706,423
Loans receivable	11,138,483	12,004,390	9,443,901	10,456,167
Financial instrument agreements held for purposes other than trading:
Interest rate swap agreements	(115,529)	(115,529)	(194,590)	(194,590)
Financial liabilities:
Deposits	1,972,856	1,965,945	1,974,984	1,984,247
Securities sold under agreements to repurchase	222,489	222,489	276,600	276,932
Short-term borrowings	9,046	9,049	5,891	5,897
Notes payable on automobile secured financing	10,254,641	10,511,044	8,494,678	8,743,888
Federal Home Loan Bank advances	328,644	328,644	336,275	333,679
Amounts held on behalf of trustee			177,642	177,642
Subordinated debentures	394,854	395,699	400,561	418,947

      The methods and assumptions used in estimating the fair values of our financial instruments are included in Note 1.

Note 25 — Financial Instrument Agreements

      Our interest rate swap agreements are with counterparties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional amount and a specified index. We pay a fixed interest rate and receive a floating interest rate on all of our interest rate swap agreements. At December 31, 2003 and 2002, the terms of our interest rate swaps were to pay a weighted average fixed rate of 4.5% and 4.8% and to receive a weighted average variable rate of 1.4% and 1.6%, respectively, with expiration dates ranging from 2004 to 2011 and collateral requirements generally ranging from 3% to 4%. Variable interest rates may change in the future.

      Notional amounts do not represent amounts exchanged with other parties and, therefore, are not a measure of our exposure to loss through our use of these agreements. The amounts exchanged are determined by reference to the notional amounts and the other terms of the agreements.

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

      For the year ended December 31, 2003, the unrealized loss on cash flow hedges was $21.3 million, net of taxes of $14.2 million, compared with $135 million, net of taxes of $94.1 million, for the year ended

December 31, 2002. We reclassified $68.5 million and $66.2 million into earnings, net of tax, for the years ended December 31, 2003 and 2002, respectively, which is included in interest expense on the Consolidated Statements of Income. The amount recognized in earnings due to ineffectiveness was immaterial. We estimate that we will reclassify into earnings during the next twelve months approximately $19 million to $24 million of the unrealized loss on these instruments that was recorded in accumulated other comprehensive loss as of December 31, 2003.

Note 26 — Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands, except per share amounts)
Basic:
Net income	$123,605	$79,718	$55,690
Average basic common shares outstanding	42,867,262	38,588,710	34,277,856
Net income per common share — basic	$2.88	$2.07	$1.62
Diluted:
Net income	$123,605	$79,718	$55,690
Average basic common shares outstanding	42,687,262	38,588,710	34,277,856
Stock option adjustment	709,949	333,901	207,271
Average diluted common shares outstanding	43,397,211	38,922,611	34,485,127
Earnings per common share — diluted	$2.85	$2.05	$1.61

      Options to purchase 26,000 shares of common stock at prices ranging from $18.20 to $18.69 per share were outstanding at December 31, 2001 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and therefore, the effect would be antidilutive.

Note 27 — Regulatory Capital

      At December 31, 2003 and 2002, the Office of Thrift Supervision categorized the Bank as “well capitalized.” To be categorized as “well capitalized,” the Bank must maintain minimum capital ratios as set forth in the table below. The Bank’s capital is subject to review by federal regulators for the components, amounts, risk weighting classifications and other factors. There are no conditions or events since December 31, 2003 that we believe have changed the Bank’s category.

      The following table summarizes the Bank’s actual capital and required capital as of December 31, 2003 and 2002:

			Tier 1
	Tangible	Core	Risk-Based	Risk-Based
	Capital	Capital	Capital	Capital

	(Dollars in thousands)
December 31, 2003
Actual Capital:
Amount	$884,536	$884,536	$881,517	$1,357,744
Capital ratio	7.06%	7.06%	9.20%	14.17%
FIRREA minimum required capital:
Amount	$187,923	$375,845	N/A	$766,665
Capital ratio	1.50%	3.00%	N/A	8.00%
Excess	$696,313	$508,691	N/A	$591,079
FDICIA well capitalized required capital:
Amount	N/A	$626,409	$574,999	$958,332
Capital ratio	N/A	5.00%	6.00%	10.00%
Excess	N/A	$258,127	$306,518	$399,412
December 31, 2002
Actual Capital:
Amount	$728,631	$728,631	$655,142	$1,143,345
Capital ratio	6.43%	6.43%	7.67%	13.38%
FIRREA minimum required capital:
Amount	$169,991	$339,981	N/A	$683,481
Capital ratio	1.50%	3.00%	N/A	8.00%
Excess	$558,640	$388,650	N/A	$459,864
FDICIA well capitalized required capital:
Amount	N/A	$566,635	$512,611	$854,351
Capital ratio	N/A	5.00%	6.00%	10.00%
Excess	N/A	$161,996	$142,531	$288,994

      The following table reconciles the Bank’s equity to the Bank’s tangible, core and risk-based capital:

	December 31,

	2003	2002

	(Dollars in thousands)
Bank shareholder’s equity — GAAP basis	$685,045	$532,902
Adjustments for tangible and core capital:
Unrealized losses under SFAS No. 115 and SFAS No. 133	68,203	94,220
Non-permissible activities	(146)	(157)
Minority interest in equity of subsidiaries	131,434	101,666

Total tangible and core capital	884,536	728,631
Adjustments for risk-based capital:
Subordinated debentures(1)	355,370	380,314
General loan valuation allowance(2)	120,857	107,889
Low-level recourse deduction	(3,019)	(73,489)

Risk-based capital	$1,357,744	$1,143,345

(1)	Excludes capitalized discounts and issue costs.

(2)	Limited to 1.25% of risk-weighted assets.

Note 28 —	Westcorp (Parent Company Only) Financial Information

STATEMENTS OF FINANCIAL CONDITION

	December 31,

	2003	2002

	(Dollars in thousands)
Assets
Cash	$287,730	$8,420
Investment in subsidiaries	847,447	617,598
Other	129	4,258

Total assets	$1,135,306	$630,276
Liabilities
Other liabilities	$2,952	$3,495

Total liabilities	2,952	3,495
Shareholders’ equity	1,132,354	626,781

Total liabilities and shareholders’ equity	$1,135,306	$630,276

STATEMENTS OF INCOME

	For the Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Income:
Dividends from subsidiaries	$19,250	$16,100	$60,100
Interest income	251
Noninterest income	29

Total income	19,530	16,100	60,100
Expense:
Interest expense		138	620
Noninterest expense	1,298	5,071	3,536

Total expense	1,298	5,209	4,156
Income before income taxes and equity in net income of subsidiaries	18,232	10,891	55,944
Income tax benefit	(369)	(2,087)	(1,623)

Income before equity in net income of subsidiaries	18,601	12,978	57,567
Equity in undistributed net income of subsidiaries	105,230	67,698	10,860

Net income	$123,831	$80,676	$68,427

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$123,831	$80,676	$68,427
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(105,230)	(67,698)	(10,860)
Other, net	4,256	(927)	(2,127)

NET CASH PROVIDED BY OPERATING ACTIVITIES	22,857	12,051	55,440
INVESTING ACTIVITIES
Capital contribution to subsidiary	(93,050)	(29,700)	(94,000)

NET CASH USED IN INVESTING ACTIVITIES	(93,050)	(29,700)	(94,000)
FINANCING ACTIVITIES
Decrease in short-term borrowings		(20,000)	(2,300)
Dividends paid	(21,607)	(18,042)	(15,000)
Issuance of common stock	371,110	52,866	62,141

NET CASH PROVIDED BY FINANCING ACTIVITIES	349,503	14,824	44,841

INCREASE (DECREASE) IN CASH	279,310	(2,825)	6,281
Cash at beginning of year	8,420	11,245	4,964

CASH AT END OF YEAR	$287,730	$8,420	$11,245

Note 29 —	Quarterly Results of Operations (Unaudited)

      The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2003 and 2002. Certain quarterly amounts have been adjusted to conform with the year-end presentation.

	For the Three Months Ended

	March 31	June 30	September 30	December 31

	(Dollars in thousands, except per share amounts)
2003
Interest income	$307,862	$309,562	$310,911	$316,682
Interest expense	141,572	135,637	130,048	124,179

Net interest income	166,290	173,925	180,863	192,503
Provision for credit losses	79,884	68,036	73,150	72,936
Noninterest income	27,753	27,731	27,833	26,840
Noninterest expense	68,439	72,657	66,745	73,947

Income before income taxes	45,720	60,963	68,801	72,460
Income taxes	18,226	23,975	27,343	28,731

Income before minority interest	27,494	36,998	41,458	43,729
Minority interest in earnings of subsidiaries	3,945	5,385	12,123	4,611

Net income	$23,549	$31,603	$29,335	$39,118

Earnings per common share — basic	$0.60	$0.81	$0.65	$0.82

Earnings per common share — diluted	$0.60	$0.80	$0.64	$0.80

2002
Interest income	$262,196	$280,008	$299,006	$301,730
Interest expense	120,070	133,111	139,976	137,759

Net interest income	142,126	146,897	159,030	163,971
Provision for credit losses	65,698	62,350	80,996	97,189
Noninterest income	17,159	20,732	26,410	26,352
Noninterest expense	60,859	64,774	62,207	63,466

Income before income taxes	32,728	40,505	42,237	29,668
Income taxes	12,964	15,185	16,824	7,294

Income before minority interest	19,764	25,320	25,413	22,374
Minority interest in earnings of subsidiaries	2,911	3,612	3,740	2,890

Net income	$16,853	$21,708	$21,673	$19,484

Earnings per common share — basic	$0.46	$0.55	$0.55	$0.50

Earnings per common share — diluted	$0.46	$0.55	$0.55	$0.49

Note 30 —	Subsequent Events (Unaudited)

      On February 25, 2004, we declared a cash dividend of $0.14 per share for shareholders of record as of May 4, 2004, with a payable date of May 18, 2004.

      On February 27, 2004, we completed the issuance of $1.5 billion of notes secured by contracts through a securitization transaction accounted for as a secured financing. The senior notes issued are credit enhanced through the issuance of subordinated notes.

EXHIBIT INDEX

Exhibit
No.		Description of Exhibit

3.1		Articles of Incorporation(11)
3	.1.1	Certificate of Amendment of the Articles of Incorporation of Westcorp
3.2		Bylaws(11)
4.1		Indenture dated as of July 25, 1997 issued by Western Financial Bank, formerly Western Financial Savings Bank, F.S.B., with respect to $150,000,000 in aggregate principal amount of 8.875% Subordinated Capital Debentures due 2007(7)
4.2		Indenture dated as of May 3, 2002 issued by Western Financial Bank, formerly Western Financial Savings Bank, F.S.B., with respect to $300,000,000 in aggregate principal amount of 9.625% Subordinated Capital Debentures due 2012(8)
10.1		Amended and Restated 1991 Stock Option Plan of Westcorp(10)
10.2		Westcorp 2001 Stock Option Plan(9)
10.3		2000 Executive Deferral Plan V(8)
10	.3.1	First Amendment to the Westcorp Executive Deferral Plan V, dated as of April 1, 2003(10)
10.4		Amended and Restated Tax Sharing Agreement between Westcorp And its subsidiaries, dated September 30, 2002(9)
10	.4.1	First Amendment to the Amended and Restated Tax Sharing Agreement, Dated as of January 1, 2003(10)
10	.4.2	Second Amendment to the Amended and Restated Tax Sharing Amendment, dated August 1, 2003(10)
10.5		Master Reinvestment Contract between WFS Financial Inc and Western Financial Bank, F.S.B., dated May 1, 1995(1)
10.6		Amendment No. 1, dated as of June 1, 1995, to the Restated Master Reinvestment Reimbursement Agreement(5)
10.7		Amended and Restated Master Collateral Assignment Agreement, dated as of March 1, 2000(6)
10.8		Form of WFS Financial Inc Dealer Agreement(10)
10.9		Form of WFS Financial Inc Loan Application(10)
10.10		Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan, dated January 1, 2001(8)
10	.10.1	Amendment No. 1, dated as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(8)
10	.10.2	Amendment No. 2, dated as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(8)
10	.10.3	Amendment No. 3, dated as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(10)
10	.10.4	Amendment No. 4, dated as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(10)
10	.10.5	Amendment No. 5, dated as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(10)
10	.10.6	Amendment No. 6, dated as of November 1, 2003, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan
10	.10.7	Amendment No. 7, dated as of December 1, 2003, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan
10.11		Amended and Restated WFS 1996 Incentive Stock Option Plan(2)
10.12		Amended and Restated Allocation Agreement, dated March 31, 2003(10)
10	.12.1	First Amendment to the Amended and Restated Allocation Agreement, dated as of August 1, 2003(10)

Exhibit
No.		Description of Exhibit

10	.12.2	Second Amendment to the Amended and Restated Allocation Agreement, dated as of September 1, 2003(10)
10.13		Employment Agreement(3)(4)
10.14		Logo License Agreement between Western Financial Bank, Westcorp, WFS Financial Inc, Western Consumer Products, WFS Receivables Corporation, WFS Receivables Corporation 2, WFS Receivables Corporation 3, WFS Financial Auto Loans, Inc., The Hammond Company, The Mortgage Bankers, WFS Funding Inc., WFS Investments, Inc., Westran Services Corporation, WestFin Insurance Agency, Inc., Western Auto Investments, Inc., Western Consumer Services, Inc., Westhrift Life Insurance Entity, Inc., Western Reconveyance Entity, Inc., and WFS Web Investments, Inc.(9)
10	.14.1	First Amendment to the Logo and License Agreement, dated as of September 1, 2003(10)
10.15		Travel Services Agreement between Westran Services Corporation and Westcorp, Western Financial Bank, WFS Financial Inc, and Westfin Insurance Agency, Inc., dated August 28, 2002(9)
10	.15.1	First Amendment to the Travel Services Agreement, dated July 16, 2003(10)
10.17		Interest Rate Swap Guarantee Agreement, dated May 10, 2001(10)
10	.17.1	First Amendment to the Interest Rate Swap Guarantee Agreement, dated as of March 3, 2003(10)
21.1		Subsidiaries of Westcorp
23.1		Consent of Independent Auditors, Ernst & Young LLP
31.1		CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Exhibits previously filed with WFS Financial Inc Registration Statement on Form S-1 (File No. 33-93068), filed August 8, 1995 incorporated herein by reference under Exhibit Number indicated.

(2)	Exhibit previously filed as Exhibit 4.1 to the WFS Financial Inc Registration Statement on Form S-8 (File No. 333-40121), filed November 13, 1997 and incorporated herein by reference.

(3)	Employment Agreement dated February 27, 1998 between WFS Financial Inc, Westcorp and Lee A. Whatcott (will be provided to the SEC upon request).

(4)	Employment Agreement, dated November 15, 1998 between the WFS Financial Inc, Westcorp and Mark Olson (will be provided to the SEC upon request).

(5)	Exhibits previously filed with Annual Report on Form 10-K of WFS Financial Inc for the year ended December 31, 1998 (File No. 33-93068) as filed on or about March 31, 1999.

(6)	Exhibits previously filed with WFS Registration Statements on Form S-2 (File No. 333-91277) filed November 19, 1999 and subsequently amended on January 20, 2000 incorporated by reference under Exhibit Number indicated.

(7)	Exhibit previously filed with Western Financial Bank, formerly Western Financial Bank, F.S.B., Offering Circular with the OTS, dated July 25, 1997 (will be provided to the SEC upon request).

(8)	Exhibit previously filed with Annual Report on Form 10-K of Westcorp for the year ended December 31, 2001 as filed on or about March 29, 2002.

(9)	Exhibit previously filed with Annual Report on Form 10-K of Westcorp for the year ended December 31, 2002 as filed on or about March 28, 2003.

(10)	Exhibit previously filed with Westcorp Registration Statements on Form S-3 (File No. 333-110244) filed November 5, 2003 and subsequently amended on November 10, 2003 incorporated by reference under Exhibit Number indicated.

(11)	Exhibit previously filed with Westcorp Registration Statement on Form S-4 (File No. 333-34286) filed April 11, 1990, incorporated herein by reference under Exhibit Numbers indicated.