Form 10-Q
period 2004-03-31
WESTCORP /CA/
filed 2004-05-10
CIK 813461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of April 30, 2004, the registrant had 51,825,904 outstanding shares of common stock, $1.00 par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 33.

WESTCORP AND SUBSIDIARIES

FORM 10-Q

March 31, 2004

Forward-Looking Statements

This Form 10-Q includes and incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Forward-looking statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These statements are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause actual results to differ materially from those expressed in or implied by these forward-looking statements.

These forward-looking statements are identified by use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms and phrases, including references to assumptions. These statements are contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Form 10-Q.

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

Available Information

We provide access to all our filings with the Securities and Exchange Commission on our Web site at http:\\www.westcorpinc.com free of charge on the same day as these reports are electronically filed with the Commission. The information contained in our Web site does not constitute part of this filing.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2004	December 31, 2003
	(Dollars in thousands)
ASSETS
Cash	$40,734	$50,073
Interest bearing deposits with other financial institutions	14,718	41,009
Other short-term investments	153,000	291,000

Cash and due from banks	208,452	382,082
Restricted cash	339,881	245,399
Investment securities available for sale	141,638	117,749
Mortgage-backed securities available for sale	2,686,505	2,701,797
Loans receivable	11,369,266	11,138,483
Allowance for credit losses	(303,062)	(301,602)

Loans receivable, net	11,066,204	10,836,881
Premises and equipment, net	81,146	81,814
Interest receivable	76,623	80,957
Other assets	144,935	169,241

TOTAL ASSETS	$14,745,384	$14,615,920

LIABILITIES
Deposits	$2,025,539	$1,972,856
Notes payable on automobile secured financing	10,248,497	10,254,641
Securities sold under agreements to repurchase		222,489
Federal Home Loan Bank advances	572,613	328,644
Subordinated debentures	393,217	394,854
Other	205,475	188,517

TOTAL LIABILITIES	13,445,341	13,362,001
Minority interest	142,865	131,434
SHAREHOLDERS’ EQUITY
Common stock (par value $1.00 per share; authorized 65,000,000 shares; issued and outstanding 51,798,704 shares at March 31, 2004 and 51,698,398 shares at December 31, 2003)	51,799	51,698
Paid-in capital	711,933	710,001
Retained earnings	464,169	427,527
Accumulated other comprehensive loss, net of tax	(70,723)	(66,741)

TOTAL SHAREHOLDERS’ EQUITY	1,157,178	1,122,485

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,745,384	$14,615,920

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended
	March 31,
	2004	2003
	(Dollars in thousands, except per share mounts)
Interest income:
Loans, including fees	$286,300	$281,288
Mortgage-backed securities	24,688	24,773
Investment securities	1,058	729
Other	1,613	1,073

TOTAL INTEREST INCOME	313,659	307,863
Interest expense:
Deposits	13,307	17,556
Notes payable on automobile secured financing	94,218	111,160
Other	11,894	12,857

TOTAL INTEREST EXPENSE	119,419	141,573

NET INTEREST INCOME	194,240	166,290
Provision for credit losses	62,294	79,884

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	131,946	86,406
Noninterest income:
Automobile lending	25,748	21,897
Mortgage banking	235	210
Insurance income	1,824	929
Other	883	4,717

TOTAL NONINTEREST INCOME	28,690	27,753
Noninterest expenses:
Salaries and associate benefits	42,084	39,455
Credit and collections	8,592	9,546
Data processing	4,179	4,568
Occupancy	3,877	3,840
Telephone	1,161	1,349
Other	11,324	9,681

TOTAL NONINTEREST EXPENSES	71,217	68,439

INCOME BEFORE INCOME TAX	89,419	45,720
Income tax	35,313	18,226

INCOME BEFORE MINORITY INTEREST	54,106	27,494
Minority interest in earnings of subsidiaries	10,741	3,945

NET INCOME	$43,365	$23,549

Earnings per common share:
Basic	$0.84	$0.60

Diluted	$0.83	$0.60

Weighted average number of common shares outstanding:
Basic	51,737,663	39,202,850

Diluted	52,493,432	39,452,915

Dividends declared	$0.14	$0.13

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					Other
					Comprehensive
		Common	Paid-in	Retained	Income (Loss),
	Shares	Stock	Capital	Earnings	Net of Tax	Total
	(Dollars in thousands, except share amounts)
Balance at January 1, 2003	39,200,474	$39,200	$350,018	$325,529	$(101,550)	$613,197
Net income				123,605		123,605
Unrealized losses on securities available for sale, net of tax (1)					(7,315)	(7,315)
Unrealized losses on cash flow hedges, net of tax (2)					(21,285)	(21,285)
Reclassification adjustment for gains on securities available for sale included in net income, net of tax (3)					(5,058)	(5,058)
Reclassification adjustment for losses on cash flow hedges included in income, net of tax (4)					68,467	68,467

Comprehensive income						158,414
Issuance of common stock	12,371,500	12,372	356,863			369,235
Issuance of subsidiary common stock			702			702
Stock options expensed (5)			669			669
Stock options exercised	126,424	126	1,749			1,875
Cash dividends				(21,607)		(21,607)

Balance at December 31, 2003	51,698,398	51,698	710,001	427,527	(66,741)	1,122,485
Net income				43,365		43,365
Unrealized gains on securities available for sale, net of tax (1)					3,113	3,113
Unrealized losses on cash flow hedges, net of tax (2)					(21,193)	(21,193)
Reclassification adjustment for losses on cash flow hedges included in income, net of tax (4)					14,098	14,098

Comprehensive income						39,383
Issuance of subsidiary common stock			(12)			(12)
Stock options expensed (5)			388			388
Stock options exercised	100,306	101	1,556			1,657
Cash dividends				(6,723)		(6,723)

Balance at March 31, 2004	51,798,704	$51,799	$711,933	$464,169	$(70,723)	$1,157,178

(1)	The pre-tax amount of unrealized gains on securities available for sale was $5.2 million for the three months ended March 31, 2004 compared with unrealized losses of $12.2 million for the year ended December 31, 2003.

(2)	The pre-tax amount of unrealized losses on cash flow hedges was $35.3 million for the three months ended March 31, 2004 compared with $35.5 million for the year ended December 31, 2003.

(3)	The pre-tax amount of unrealized gains on securities available for sale reclassified into earnings was $8.4 million for the year ended December 31, 2003.

(4)	The pre-tax amount of unrealized losses on cash flow hedges reclassified into earnings was $23.5 million for the three months ended March 31, 2004 compared with $114 million for the year ended December 31, 2003.

(5)	Amount represents expense related to stock options granted.

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2004	2003
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$43,365	$23,549
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	62,294	79,884
Depreciation	3,159	3,805
Amortization of losses on cash flow hedges	11,769	12,461
Amortization of premium on mortgage-backed securities	11,722	15,795
Amortization of participation paid to dealers	29,754	25,545
Amortization, other	390	377
Gain on sales, net	(95)	(2,234)
Other	(103)	(5,115)
Decrease in other assets	31,205	33,604
Increase in other liabilities	17,074	3,771
Other, net	10,748	3,964

NET CASH PROVIDED BY OPERATING ACTIVITIES	221,282	195,406
INVESTING ACTIVITIES
Loans receivable:
Origination of loans	(1,655,697)	(1,454,926)
Participation paid to dealers	(36,110)	(31,955)
Loan payments and payoffs	1,370,075	1,181,012
Investment securities available for sale:
Purchases	(33,290)	(15,658)
Proceeds from sale	10,172
Proceeds from maturities	33	11,210
Mortgage-backed securities:
Purchases	(288,620)	(518,640)
Payments received	297,097	414,753
Purchase of premises and equipment	(2,923)	(1,889)
Proceeds from sales of premises and equipment	528	2,912

NET CASH USED IN INVESTING ACTIVITIES	(338,735)	(413,181)
FINANCING ACTIVITIES
Increase in deposits	35,579	109,405
Decrease in securities sold under agreements to repurchase	(218,741)	(49,821)
Proceeds from notes payable on automobile secured financing	1,474,639	1,340,548
Payments on notes payable on automobile secured financing	(1,479,271)	(1,024,514)
Decrease in borrowings	(116)	(150)
Increase (decrease) in FHLB advances	243,969	(53,534)
Payments on issuance of subordinated debentures	(2,060)	(3,517)
Increase in restricted cash	(94,482)	(73,652)
Proceeds from issuance of common stock	1,657	62
Cash dividends	(6,723)	(4,704)
Payments on cash flow hedges	(10,628)	(13,361)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(56,177)	226,762

(DECREASE) INCREASE IN CASH AND DUE FROM BANKS	(173,630)	8,987
Cash and due from banks at beginning of year	382,082	84,215

CASH AND DUE FROM BANKS AT END OF PERIOD	$208,452	$93,202

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2003 included in our Form 10-K.

Note 2 – Mortgage-Backed Securities Available for Sale

Mortgage-backed securities available for sale consisted of the following:

	March 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(Dollars in thousands)
GNMA certificates	$2,586,885	$31,836	$2,819	$2,615,902
FNMA participation certificates	34,863	219	89	34,993
FHLMC participation certificates	33,770	120		33,890
Other	1,720			1,720

	$2,657,238	$32,175	$2,908	$2,686,505

	December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(Dollars in thousands)
GNMA certificates	$2,613,962	$28,607	$4,484	$2,638,085
FNMA participation certificates	24,967	306		25,273
FHLMC participation certificates	36,734	9	78	36,665
Other	1,774			1,774

	$2,677,437	$28,922	$4,562	$2,701,797

Our mortgage-backed securities available for sale portfolio was comprised of 73% fixed rate certificates and 27% variable rate certificates at March 31, 2004 compared with 79% fixed rate certificates and 21% variable rate certificates at December 31, 2003.

Note 3 – Net Loans Receivable

Net loans receivable consisted of the following:

	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
Consumer:
Automobile contracts	$10,905,042	$10,657,864
Dealer participation, net of deferred contract fees	179,271	175,263
Other	5,883	6,002
Unearned discounts	(54,864)	(61,300)

	11,035,332	10,777,829
Real estate:
Mortgage	228,686	237,668
Construction	13,692	16,503

	242,378	254,171
Undisbursed loan proceeds	(17,418)	(17,948)

	224,960	236,223
Commercial	108,974	124,431

	11,369,266	11,138,483
Allowance for credit losses	(303,062)	(301,602)

	$11,066,204	$10,836,881

Loans managed by us, excluding dealer participation and deferred contract fees, totaled $11.2 billion and $11.0 billion as of March 31, 2004 and December 31, 2003, respectively. We owned all of the $11.2 billion and $11.0 billion loans managed at March 31, 2004 and December 31, 2003, respectively. Nonperforming loans, or loans on which we have discontinued the accrual of interest income, included in net loans receivable were $52.7 million and $53.0 million at March 31, 2004 and December 31, 2003, respectively. Repossessed assets and net real estate owned were $7.3 million and $10.6 million at March 31, 2004 and December 31, 2003, respectively, and are included in other assets on our Consolidated Statements of Financial Condition.

Note 4 – Allowance for Credit Losses

The following table sets forth the activity in the allowance for credit losses:

	For the Three Months Ended
	March 31,
	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$301,602	$269,352
Chargeoffs:
Consumer loans	(85,500)	(90,779)
Mortgage loans	(67)	(71)

	(85,567)	(90,850)
Recoveries:
Consumer loans	24,726	22,599
Commercial loans	7	36
Mortgage loans		9

	24,733	22,644

Net chargeoffs	(60,834)	(68,206)
Provision for credit losses	62,294	79,884

Balance at end of period	$303,062	$281,030

Ratio of net chargeoffs during the period (annualized) to average loans outstanding during the period	2.2%	2.8%
Ratio of allowance for credit losses to loans at the end of the period	2.7%	2.8%

Note 5 – Deposits

Deposits consisted of the following:

		Weighted
		Average Rate
	Weighted	For the Three
	Average Rate at	Months Ended
	March 31, 2004 (1)	March 31, 2004 (2)	March 31, 2004	December 31, 2003
			(Dollars in thousands)
Noninterest bearing deposits			$228,084	$210,405
Demand deposit accounts	0.1%	0.1%	1,504	1,145
Passbook accounts	0.1	0.1	6,881	7,282
Money market deposit accounts	1.5	1.1	1,072,554	963,004
Brokered certificate accounts	1.4	1.7	62,367	62,451
Certificate accounts	1.9	6.2	654,149	728,569

			$2,025,539	$1,972,856

(1)	Contractual rate.

(2)	Includes effects of hedging activities.

Note 6 – Notes Payable on Automobile Secured Financing

In connection with our asset-backed securitization activities, we issued $1.5 billion and $1.3 billion of notes secured by automobile contracts for the three months ended March 31, 2004 and 2003, respectively. The $1.5 billion and $1.3 billion issued during 2004 and 2003 were through public transactions. There were $10.2 billion of notes payable on automobile secured financing outstanding at March 31, 2004 compared with $10.3 billion at December 31, 2003.

Interest payments are due either monthly or quarterly, in arrears. Interest expense on all notes payable on automobile secured financing, including interest payments under interest rate swap agreements, totaled $94.2 million and $111 million for the three months ended March 31, 2004 and 2003, respectively.

Note 7 – Accumulated Other Comprehensive Loss, Net of Tax

The following table summarizes the components of accumulated other comprehensive loss, net of tax:

	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
Unrealized gain on marketable securities	$17,884	$14,771
Unrealized loss on interest rate swaps: (1)
Deposits	(48,560)	(38,297)
Automobile secured financing	(18,797)	(19,539)
Securities sold under agreements to repurchase		(2,248)

	(67,357)	(60,084)
Realized loss on settled cash flow hedges: (1)
Deposits	(9,648)	(9,539)
Automobile secured financing	(11,602)	(11,889)

	(21,250)	(21,428)

Total other accumulated comprehensive loss	$(70,723)	$(66,741)

(1)	All cash flow hedges are structured to hedge future interest payments on deposits or borrowings.

Note 8 – Comprehensive income

The following table presents the components of comprehensive income, net of related tax, for the periods indicated:

	For the Three Months Ended
	March 31,
	2004	2003
	(Dollars in thousands)
Net income	$43,365	$23,549
Unrealized gains on securities available for sale, net of tax	3,113	799
Unrealized losses on cash flow hedges, net of tax	(21,193)	(12,341)
Reclassification adjustment for losses on cash flow hedges included in income, net of tax	14,098	17,184

Comprehensive income	$39,383	$29,191

Note 9 – Dividends

On February 25, 2004, we declared a cash dividend of $0.14 per share for shareholders of record as of May 4, 2004 with a payable date of May 18, 2004.

Note 10 – Stock Options

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

Options outstanding and exercisable at March 31, 2004 were as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$12.00 - 13.00	177,517	1.75	$12.63	177,517	$12.63
13.00 - 14.00	173,875	2.89	13.25	173,875	13.25
15.00 - 16.00	1,000	3.61	15.25	750	15.25
17.00 - 18.00	255,588	3.90	17.32	179,025	17.32
18.00 - 19.00	728,041	4.31	18.57	262,214	18.53
19.00 - 20.00	5,000	5.35	19.85	1,250	19.85
20.00 - 21.00	3,000	5.60	20.41	750	20.41
42.00 - 43.00	536,400	4.88	42.19

$12.00 - 43.00	1,880,421	4.05	$24.09	795,381	$15.79

Stock option activity is summarized as follows:

		Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2003	1,167,438	$15.91
Granted	444,000	18.78
Exercised	(126,424)	14.84
Forfeited	(24,478)	17.19

Outstanding at December 31, 2003	1,460,536	16.86
Granted	540,900	42.19
Exercised	(100,306)	16.52
Forfeited	(20,709)	23.28

Outstanding at March 31, 2004	1,880,421	$24.09

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Our stock options have characteristics significantly different from traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. We utilize the Binomial option valuation model for all stock options expensed. Although we do not believe that there is a reliable single measure of the fair value of our employee stock options, we use the Binomial option valuation model to determine such value. We believe that this model provides a more reliable measure than the Black-Scholes model. The weighted average fair value of options granted during the period ending March 31, 2004 was $13.26 compared to $5.48 for the year ended December 31, 2003.

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123, and has been determined as if we had accounted for our employee stock options under the fair value method of that statement.

Pro forma net income and diluted earnings per share for the respective periods were as follows:

	For the Three Months Ended
	March 31,
	2004	2003
	(Dollars in thousands,
	except per share amounts)
Net income, as reported	$43,365	$23,549
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	234	41
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	406	273

Pro forma net income	$43,193	$23,317

Earnings per share:
Basic — as reported	$0.84	$0.60

Basic — pro forma	$0.83	$0.59

Earnings per share:
Diluted — as reported	$0.83	$0.60

Diluted — pro forma	$0.82	$0.59

Note 11 – Subsequent Event

On April 26, 2004, we declared a cash dividend of $0.14 per share for shareholders of record as of August 3, 2004 with a payable date of August 17, 2004.

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

Our primary sources of revenue are net interest income and noninterest income. Net interest income is the difference between the income earned on interest earning assets and the interest paid on interest bearing liabilities. We generate interest income from our loan portfolio, which consists of consumer, mortgage and commercial loans, and from investments in mortgage-backed securities and other short-term investments. We fund our loan portfolio and investments with deposits, advances from the Federal Home Loan Bank, also known as the FHLB, securities sold under agreements to repurchase, securitizations, other borrowings and equity.

Noninterest income is primarily made up of revenues generated from the servicing of automobile contracts and real estate loans. The primary components of noninterest income include late charges and other miscellaneous servicing fee income. Other components of noninterest income include gains and losses from the sale of investment securities and mortgage-backed securities, insurance income, fees related to the sales of investment products such as mutual funds and annuities, and fee income from depository accounts. The primary components of noninterest expense are salaries, credit and collection expenses, and data processing costs.

Selected Financial Data

The following table presents summary unaudited financial data for the three months ended March 31, 2004 and 2003. Since this table is only a summary and does not provide all of the information contained in our financial statements, including the related notes, you should read our Consolidated Financial Statements contained elsewhere herein. Certain amounts from the prior years’ Consolidated Financial Statements have been reclassified to conform to the current year presentation.

	For the Three Months Ended
	March 31,
	2004	2003
	(Dollars in thousands,
	except per share amounts)
Consolidated Statements of Operations Data:
Interest income	$313,659	$307,863
Interest expense	119,419	141,573

Net interest income	194,240	166,290
Provision for credit losses	62,294	79,884

Net interest income after provision for credit losses	131,946	86,406
Noninterest income	28,690	27,753
Noninterest expense	71,217	68,439

Income before income tax	89,419	45,720
Income tax	35,313	18,226

Income before minority interest	54,106	27,494
Minority interest in earnings of subsidiaries	10,741	3,945

Net income	$43,365	$23,549

Weighted average number of shares and common share equivalents — diluted	52,493,432	39,452,915
Earnings per common share — diluted	$0.83	$0.60
Dividends per share	$0.14	$0.13
Dividend payout ratio	16.9%	21.7%

	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
Consolidated Statements of Financial Condition Data:
Assets:
Cash and due from banks	$208,452	$382,082
Loans:
Consumer (1)	11,035,332	10,777,829
Mortgage (2)	224,960	236,223
Commercial	108,974	124,431
Mortgage-backed securities	2,686,505	2,701,797
Investments and time deposits	481,519	363,148
Other assets	302,704	332,012
Less: Allowance for credit losses	303,062	301,602

Total assets	$14,745,384	$14,615,920

Liabilities:
Deposits	$2,025,539	$1,972,856
Notes payable on automobile secured financing	10,248,497	10,254,641
FHLB advances and other borrowings	581,543	560,179
Subordinated debentures	393,217	394,854
Other liabilities	196,545	179,471

Total liabilities	13,445,341	13,362,001
Minority interest in equity of subsidiaries	142,865	131,434
Shareholders’ equity	1,157,178	1,122,485

Total liabilities and shareholders’ equity	$14,745,384	$14,615,920

	At or For the
	Three Months Ended
	March 31,
	2004	2003
	(Dollars in thousands)
Other Selected Financial Data:
Average automobile contracts managed	$10,726,048	$9,533,314
Return on average automobile contracts managed (3)	1.62%	0.99%
Average shareholders’ equity (4)	$1,207,092	$722,009
Return on average shareholders’ equity (4)	14.37%	13.05%
Total equity to assets (5)	9.30	6.30
Book value per share (4)	$23.71	$18.71
Originations:
Consumer loans (1)	$1,586,161	$1,353,928
Mortgage loans (2)	2,658	4,314
Commercial loans	66,879	96,684

Total loan originations	$1,655,698	$1,454,926

Interest rate spread	5.03%	4.98%

(1)	Net of unearned discounts.

(2)	Net of undisbursed loan proceeds.

(3)	Net income (annualized) divided by average automobile contracts managed.

(4)	Excludes other comprehensive loss.

(5)	Excludes other comprehensive loss and includes minority interest.

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

Securitization Transactions

Contracts sold by us to our special purpose entity subsidiaries in connection with securitization transactions are treated as having been sold for bankruptcy purposes. The subsequent transfer of such contracts to the securitization trust is treated as secured financing under Generally Accepted Accounting Principles, also known as GAAP. For GAAP purposes, the contracts are retained on the balance sheet with the securities issued to finance the contracts recorded as notes payable on automobile secured financing. We record interest income on the securitized contracts and interest expense on the notes issued through the securitization transactions.

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

All contracts that are 60 to 90 days delinquent are automatically classified as Special Mention. Real estate loans that are manifesting a weakness in performance are also classified as Special Mention. Any contract that is 90 or more days delinquent is automatically classified as Substandard. Real estate loans that are manifesting a significant weakness in performance are also classified as Substandard. Any multifamily loan that is impaired is classified as Substandard. Any contract where the borrower has filed for bankruptcy or where the vehicle has been repossessed by us and is subject to a redemption period is classified as Substandard, with the difference between the wholesale book value and loan balance classified as Loss.

The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on the loans or by reversing the allowance for credit losses through the provision for credit losses based on credit trends or economic conditions.

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

Notes Payable on Automobile Secured Financing

The contracts originated and held by us are fixed rate and, accordingly, we have exposure to changes in interest rates. To protect against potential changes in interest rates affecting interest payments on future securitization transactions, we may enter into various hedge agreements prior to closing the transaction. The market value of these hedge agreements is designed to respond inversely to changes in interest rates. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the hedge transaction. Gains and losses on these agreements are recorded in accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any ineffective portion is recognized in interest expense during that period if the hedge is greater than 100% effective. Following the closing date of the securitization transaction, the gains or losses are amortized on a level yield basis over the duration of the notes issued.

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

We may also enter into interest rate swap agreements or other derivatives that we choose not to designate as hedges or that do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, also known as SFAS No. 133. These derivatives pertain to variable rate notes issued in conjunction with the securitization of our contracts. Any change in the market value of such derivatives and income or expense recognized on such derivatives is recorded to noninterest income.

Results of Operations

Net Interest Income

Net interest income is affected by our interest rate spread, which is the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities, and the relative amounts of our interest earning assets and interest bearing liabilities. Net interest income totaled $194 million and $166 million for the three months ended March 31, 2004 and 2003, respectively. The increase in net interest income was the result of us holding a greater percentage of contracts on balance sheet as well as wider net interest margins.

The following table presents information relative to the average balances and interest rates for the periods indicated:

	For the Three Months Ended March 31,
	2004			2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest earning assets:
Total investments:
Mortgage-backed securities	$2,595,115	$24,688	3.81%	$2,485,200	$24,773	3.99%
Other short-term investments	590,409	1,604	1.09	287,978	1,048	1.48
Investment securities	125,177	1,058	3.38	54,860	729	5.32
Interest earning deposits with others	6,020	9	0.62	10,245	25	0.98

Total investments	3,316,721	27,359	3.30	2,838,283	26,575	3.75
Total loans: (1)
Consumer loans	10,908,723	282,041	10.40	9,696,850	276,131	11.55
Mortgage loans	229,379	2,904	5.06	271,943	3,819	5.62
Commercial loans	99,288	1,303	5.19	110,230	1,287	4.67
Construction loans	4,239	52	4.85	5,307	51	3.83

Total loans	11,241,629	286,300	10.24	10,084,330	281,288	11.31

Total interest earning assets	$14,558,350	313,659	8.66	$12,922,613	307,863	9.65

Interest bearing liabilities:
Deposits	$1,906,775	13,307	2.81	$1,963,276	17,556	3.63
Securities sold under agreements to repurchase	33,400	94	1.11	248,374	1,289	2.08
FHLB advances and other borrowings	667,482	2,014	1.20	426,590	1,631	1.53
Notes payable on automobile secured financing	10,170,858	94,218	3.71	9,100,877	111,160	4.89
Subordinated debentures	393,670	9,786	9.94	398,812	9,937	9.97

Total interest bearing liabilities	$13,172,185	119,419	3.63	$12,137,929	141,573	4.67

Net interest income and interest rate spread		$194,240	5.03%		$166,290	4.98%

Net yield on average interest earning assets			5.34%			5.15%

(1)	For the purpose of these computations, nonaccruing loans are included in the average loan amounts outstanding.

The total interest rate spread increased 5 basis points for the three months ended March 31, 2004 compared with the three months ended March 31, 2003 due to a decrease of 99 basis points in the yield on interest earning assets combined with a 104 basis point decrease in the cost of funds. The decrease in the yield on interest earning assets in 2004 is primarily due to our shift to originating a higher percentage of prime credit quality contracts, higher prepayments on our mortgage-backed securities, also known as MBS, and a lower interest rate environment. The decrease in the cost of funds in 2004 compared with 2003 is due primarily to a lower interest rate environment.

The following table sets forth the changes in net interest income attributable to changes in volume (change in average portfolio volume multiplied by prior period average rate) and changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance):

	For the Three Months Ended March 31, 2004
	Compared to the Three Months Ended March 31, 2003 (1)
	Volume	Rate	Total
	(Dollars in thousands)
Increase (decrease) in interest income:
Mortgage-backed securities	$4,387	$(4,472)	$(85)
Other short-term investments	2,240	(1,684)	556
Investment securities	1,913	(1,584)	329
Interest earning deposits with others	(8)	(8)	(16)
Total loans:
Consumer loans	127,422	(121,512)	5,910
Mortgage loans	(559)	(356)	(915)
Commercial loans	(533)	549	16
Construction loans	(46)	47	1

Total interest income	$134,816	$(129,020)	$5,796

Increase (decrease) in interest expense:
Deposits	$(480)	$(3,769)	$(4,249)
Securities sold under agreements to repurchase	(777)	(418)	(1,195)
FHLB advances and other borrowings	2,315	(1,932)	383
Notes payable on automobile secured financing	64,812	(81,754)	(16,942)
Subordinated debentures	(122)	(29)	(151)

Total interest expense	$65,748	$(87,902)	$(22,154)

Increase in net interest income			$27,950

(1)	In the analysis of interest changes due to volume and rate, the changes due to the volume/rate variance (the combined effect of change in weighted average interest rate and change in average portfolio balance) have been allocated proportionately based on the absolute value of the volume and rate variances.

Provision for Credit Losses

We maintain an allowance for credit losses to cover probable losses that can be reasonably estimated for the loans held on the balance sheet. The level of allowance is based principally on the outstanding balance of loans held on balance sheet and historical loss trends. We believe that the allowance for credit losses is currently adequate to absorb probable losses in our loan portfolio that can be reasonably estimated. The provision for credit losses totaled $62.3 million and $79.9 million for the three months ended March 31, 2004 and 2003, respectively. The provision for credit losses declined as a result of improvement in chargeoffs due to an increase in the amount of prime credit contracts held by us and an improving economy.

Contract Securitizations

The following table lists each of our public securitizations. All securitizations prior to 2000-C were paid in full on or before their contractual maturity dates and none of the remaining securitizations have yet reached their contractual maturity dates.

Securitizations

				Remaining			Gross
			Remaining	Balance as a	Original	Original	Interest
Issue		Original	Balance at	Percent of	Weighted	Weighted Average	Rate
Number	Close Date	Balance	March 31, 2004 (1)	Original Balance	Average APR	Securitization Rate	Spread (2)
(Dollars in thousands)
1985-A	December, 1985	$ 110,000	Paid in full		18.50%	8.38%	10.12%
1986-A	November, 1986	191,930	Paid in full		14.20	6.63	7.57
1987-A	March, 1987	125,000	Paid in full		12.42	6.75	5.67
1987-B	July, 1987	110,000	Paid in full		12.68	7.80	4.88
1988-A	February, 1988	155,000	Paid in full		13.67	7.75	5.92
1988-B	May, 1988	100,000	Paid in full		14.01	8.50	5.51
1988-C	July, 1988	100,000	Paid in full		15.41	8.50	6.91
1988-D	October, 1988	105,000	Paid in full		14.95	8.85	6.10
1989-A	March, 1989	75,000	Paid in full		15.88	10.45	5.43
1989-B	June, 1989	100,000	Paid in full		15.96	9.15	6.81
1990-A	August, 1990	150,000	Paid in full		16.05	8.35	7.70
1990-1	November, 1990	150,000	Paid in full		15.56	8.50	7.06
1991-1	April, 1991	200,000	Paid in full		16.06	7.70	8.36
1991-2	May, 1991	200,000	Paid in full		15.75	7.30	8.45
1991-3	August, 1991	175,000	Paid in full		15.69	6.75	8.94
1991-4	December, 1991	150,000	Paid in full		15.53	5.63	9.90
1992-1	March, 1992	150,000	Paid in full		14.49	5.85	8.64
1992-2	June, 1992	165,000	Paid in full		14.94	5.50	9.44
1992-3	September, 1992	135,000	Paid in full		14.45	4.70	9.75
1993-1	March, 1993	250,000	Paid in full		13.90	4.45	9.45
1993-2	June, 1993	175,000	Paid in full		13.77	4.70	9.07
1993-3	September, 1993	187,500	Paid in full		13.97	4.25	9.72
1993-4	December, 1993	165,000	Paid in full		12.90	4.60	8.30
1994-1	March, 1994	200,000	Paid in full		13.67	5.10	8.57
1994-2	May, 1994	230,000	Paid in full		14.04	6.38	7.66
1994-3	August, 1994	200,000	Paid in full		14.59	6.65	7.94
1994-4	October, 1994	212,000	Paid in full		15.58	7.10	8.48
1995-1	January, 1995	190,000	Paid in full		15.71	8.05	7.66
1995-2	March, 1995	190,000	Paid in full		16.36	7.10	9.26
1995-3	June, 1995	300,000	Paid in full		15.05	6.05	9.00
1995-4	September, 1995	375,000	Paid in full		15.04	6.20	8.84
1995-5	December, 1995	425,000	Paid in full		15.35	5.88	9.47
1996-A	March, 1996	485,000	Paid in full		15.46	6.13	9.33
1996-B	June, 1996	525,000	Paid in full		15.74	6.75	8.99
1996-C	September, 1996	535,000	Paid in full		15.83	6.60	9.23
1996-D	December, 1996	545,000	Paid in full		15.43	6.17	9.26
1997-A	March, 1997	500,000	Paid in full		15.33	6.60	8.73
1997-B	June, 1997	590,000	Paid in full		15.36	6.37	8.99
1997-C	September, 1997	600,000	Paid in full		15.43	6.17	9.26
1997-D	December, 1997	500,000	Paid in full		15.19	6.34	8.85
1998-A	March, 1998	525,000	Paid in full		14.72	6.01	8.71
1998-B	June, 1998	660,000	Paid in full		14.68	6.06	8.62
1998-C	November, 1998	700,000	Paid in full		14.42	5.81	8.61
1999-A	January, 1999	1,000,000	Paid in full		14.42	5.70	8.72
1999-B	July, 1999	1,000,000	Paid in full		14.62	6.36	8.26
1999-C	November, 1999	500,000	Paid in full		14.77	7.01	7.76
2000-A	March, 2000	1,200,000	Paid in full		14.66	7.28	7.38
2000-B	May, 2000	1,000,000	Paid in full		14.84	7.78	7.06
2000-C	August, 2000	1,390,000	$186,944	13.45%	15.04	7.32	7.72
2000-D	November, 2000	1,000,000	180,530	18.05	15.20	6.94	8.26
2001-A	January, 2001	1,000,000	205,802	20.58	14.87	5.77	9.10
2001-B	May, 2001	1,370,000	300,781	21.95	14.41	4.23	10.18
2001-C	August, 2001	1,200,000	341,125	28.43	13.90	4.50	9.40
2002-1	March, 2002	1,800,000	710,129	39.45	13.50	4.26	9.24
2002-2	May, 2002	1,750,000	812,318	46.42	12.51	3.89	8.62
2002-3	August, 2002	1,250,000	651,383	52.11	12.30	3.06	9.24
2002-4	November, 2002	1,350,000	827,038	61.26	12.18	2.66	9.52
2003-1	February, 2003	1,343,250	859,652	64.00	11.79	2.42	9.37
2003-2	May, 2003	1,492,500	1,064,888	71.35	11.57	2.13	9.44
2003-3	August, 2003	1,650,000	1,423,635	86.28	10.59	2.66	7.93
2003-4	November, 2003	1,403,625	1,268,912	90.40	10.89	2.70	8.19
2004-1	February, 2004	1,477,500	1,477,500	100.00	10.89	2.35	8.54

	Total	$36,088,305	$10,310,637

(1)	Represents only the note payable amounts outstanding at the period indicated.

(2)	Represents the difference between the original weighted average annual percentage rate, also known as the APR, and the estimated weighted average securitization rate on the closing date of the securitization.

Noninterest Expense

Noninterest expense totaled $71.2 million and $68.4 million for the three months ended March 31, 2004 and 2003, respectively. Noninterest expense as a percent of total revenues improved to 32% and 35% for the three months ended March 31, 2004 and 2003, respectively, as a result of lower credit costs and operating efficiencies.

Income Taxes

We file federal and certain state tax returns as part of a consolidated group that includes the Bank and WFS. We file other state tax returns as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. Our effective tax rate was 39% and 40% for the three months ended March 31, 2004 and 2003, respectively.

Financial Condition

Overview

Total assets increased $129 million or 0.9% to $14.7 billion at March 31, 2004 from $14.6 billion at December 31, 2003. The increase is due primarily to retaining contracts originated on our balance sheet.

Loan Portfolio

The following table presents a summary of our automobile contracts purchased:

	For the Three Months Ended
	March 31,
	2004	2003
	(Dollars in thousands)
New vehicles	$551,570	$385,119
Pre-owned vehicles	1,033,603	966,934

Total volume	$1,585,173	$1,352,053

Prime	$1,303,189	$1,114,284
Non-prime	281,984	237,769

Total volume	$1,585,173	$1,352,053

Commercial Loan Portfolio

We had outstanding commercial loan commitments of $229 million at March 31, 2004 compared with $225 million at December 31, 2003. We originated $66.9 million and $96.7 million of commercial loans for the three months ended March 31, 2004 and 2003, respectively. Amounts outstanding at March 31, 2004 and December 31, 2003 were $109 million and $124 million, respectively.

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

The following table sets forth information with respect to the delinquency of our portfolio of contracts:

	March 31, 2004		December 31, 2003
	Amount	%	Amount	%
	(Dollars in thousands)
Contracts managed at end of period	$10,850,314		$10,596,665

Period of delinquency
30-59 days	$148,396	1.37%	$219,937	2.08%
60 days or more (1)	58,901	0.54	87,129	0.82

Total contracts delinquent and delinquencies as a percentage of contracts managed (1)	$207,297	1.91%	$307,066	2.90%

(1)	Excludes Chapter 13 bankruptcy accounts greater than 120 days past due of $45.3 million and $45.6 million at March 31, 2004 and December 31, 2003, respectively.

The following table sets forth information with respect to repossessions in our portfolio of managed contracts:

	March 31, 2004		December 31, 2003
	Number of Contracts	Amount	Number of Contracts	Amount
	(Dollars in thousands)
Contracts managed	840,566	$10,850,314	826,122	$10,596,665

Repossessed vehicles	998	$6,744	1,522	$10,331

Repossessed vehicles as a percentage of number and amount of contracts outstanding	0.12%	0.06%	0.18%	0.10%

The following table sets forth information with respect to actual credit loss experience on our portfolio of managed contracts. Net chargeoffs declined as a result of an increase in the amount of prime credit contracts managed by us and an improving economy.

	For the Three Months Ended
	March 31,
	2004	2003
	(Dollars in thousands)
Average contracts managed during period	$10,726,048	$9,533,314

Gross chargeoffs	$85,494	$90,779
Recoveries	24,701	22,598

Net chargeoffs	$60,793	$68,181

Net chargeoffs as a percentage of average contracts managed during period	2.27%	2.86%

The following table sets forth the cumulative static pool losses by month for all outstanding public securitized pools:

Cumulative Static Pool Loss Curves
At March 31, 2004

Period (1)	2000-C	2000-D	2001-A	2001-B	2001-C	2002-1	2002-2	2002-3	2002-4	2003-1	2003-2	2003-3	2003-4	2004-1
1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.04%	0.04%	0.03%	0.03%	0.04%	0.01%	0.00%	0.02%	0.02%	0.01%	0.00%	0.00%	0.01%	0.00%
3	0.13%	0.11%	0.09%	0.10%	0.09%	0.06%	0.03%	0.06%	0.07%	0.04%	0.02%	0.02%	0.03%
4	0.27%	0.24%	0.20%	0.21%	0.20%	0.15%	0.10%	0.14%	0.16%	0.11%	0.06%	0.06%	0.08%
5	0.46%	0.39%	0.33%	0.33%	0.35%	0.29%	0.18%	0.27%	0.26%	0.18%	0.14%	0.13%	0.14%
6	0.65%	0.54%	0.50%	0.50%	0.49%	0.43%	0.32%	0.44%	0.38%	0.29%	0.25%	0.23%
7	0.81%	0.74%	0.70%	0.69%	0.65%	0.60%	0.49%	0.57%	0.50%	0.41%	0.36%	0.32%
8	0.93%	0.93%	0.84%	0.87%	0.81%	0.84%	0.66%	0.70%	0.61%	0.53%	0.48%	0.40%
9	1.07%	1.13%	1.04%	1.05%	0.95%	1.06%	0.82%	0.82%	0.78%	0.66%	0.59%
10	1.24%	1.34%	1.24%	1.22%	1.07%	1.28%	0.96%	0.96%	0.94%	0.80%	0.70%
11	1.41%	1.50%	1.45%	1.36%	1.20%	1.48%	1.10%	1.10%	1.08%	0.93%	0.80%
12	1.62%	1.74%	1.67%	1.53%	1.37%	1.67%	1.26%	1.24%	1.28%	1.06%
13	1.86%	1.95%	1.90%	1.67%	1.55%	1.82%	1.39%	1.38%	1.43%	1.21%
14	2.04%	2.21%	2.09%	1.81%	1.74%	1.99%	1.51%	1.53%	1.59%	1.31%
15	2.25%	2.48%	2.25%	2.00%	1.97%	2.14%	1.68%	1.70%	1.77%
16	2.45%	2.71%	2.41%	2.19%	2.16%	2.27%	1.83%	1.88%	1.92%
17	2.68%	2.89%	2.54%	2.37%	2.36%	2.45%	1.99%	2.03%	2.05%
18	2.88%	3.08%	2.73%	2.60%	2.59%	2.62%	2.16%	2.15%
19	3.08%	3.22%	2.93%	2.80%	2.78%	2.80%	2.31%	2.28%
20	3.23%	3.40%	3.11%	3.01%	2.95%	2.99%	2.46%	2.41%
21	3.38%	3.59%	3.34%	3.19%	3.14%	3.15%	2.60%
22	3.54%	3.78%	3.54%	3.34%	3.29%	3.31%	2.72%
23	3.67%	3.96%	3.72%	3.49%	3.41%	3.45%	2.86%
24	3.83%	4.18%	3.92%	3.62%	3.57%	3.58%
25	4.00%	4.41%	4.10%	3.75%	3.73%	3.69%
26	4.16%	4.58%	4.23%	3.87%	3.88%
27	4.35%	4.79%	4.36%	4.00%	4.04%
28	4.50%	4.96%	4.47%	4.15%	4.20%
29	4.64%	5.08%	4.56%	4.28%	4.35%
30	4.79%	5.22%	4.67%	4.40%	4.46%
31	4.92%	5.34%	4.81%	4.52%	4.57%
32	5.02%	5.44%	4.92%	4.64%	4.69%
33	5.12%	5.54%	5.04%	4.73%
34	5.22%	5.66%	5.13%	4.83%
35	5.29%	5.76%	5.24%	4.93%
36	5.38%	5.86%	5.31%
37	5.47%	5.97%	5.39%
38	5.53%	6.04%	5.45%
39	5.62%	6.12%
40	5.68%	6.19%
41	5.75%	6.25%
42	5.80%
43	5.84%
44	5.88%
Prime Mix (2)	68%	68%	71%	71%	76%	70%	87%	85%	80%	80%	82%	84%	82%	82%

(1)	Represents the number of months since the inception of the securitization.

(2)	Represents the original percentage of prime automobile contracts securitized within each pool.

Real Estate Loan Quality

We had 1.12% of total mortgage loans past due over 60 days at March 31, 2004 compared with 1.25% of total mortgage loans at December 31, 2003.

Nonperforming Assets

Nonperforming loans, also known as NPLs, are defined as all nonaccrual loans. This includes mortgage loans 90 days or more past due, impaired loans where full collection of principal and interest is not reasonably assured and Chapter 13 bankruptcy accounts that are contractually past due over 120 days. For those accounts that are in Chapter 13 bankruptcy and are contractually past due over 120 days, all accrued interest is reversed and income is recognized on a cash basis. When a loan is designated as nonaccrual, all previously accrued but unpaid interest is reversed. Interest on NPLs excluded from interest income was $0.6 million and $1.1 million for the three months ended March 31, 2004 and 2003, respectively.

Nonperforming assets, also known as NPAs, consist of repossessed automobiles and real estate owned, also known as REO. Repossessed automobiles and REO are carried at lower of cost or fair value. NPAs decreased $3.6 million to $60.0 million at March 31, 2004 compared with $63.6 million at December 31, 2003. The decrease in the NPAs was primarily due to a $3.6 million decrease in repossessed automobiles. NPAs represented 0.4% of total assets at both March 31, 2004 and December 31, 2003. There were no impaired loans at March 31, 2004 and December 31, 2003.

Allowance for Credit Losses

Our allowance for credit losses was $303 million at March 31, 2004 compared to $302 million at December 31, 2003. Net chargeoffs totaled $60.8 million and $68.2 million for the three months ended March 31, 2004 and 2003, respectively. The increase in the allowance for credit losses was the result of a higher level of automobile contracts held on balance sheet. The allowance for credit losses as a percentage of owned loans outstanding was 2.7% at both March 31, 2004 and December 31, 2003. Based on the analysis we performed related to the allowance for credit losses as described under Critical Accounting Policies, we believe that our allowance for credit losses is currently adequate to cover probable losses in our loan portfolio that can be reasonably estimated.

The following table presents summarized data relative to the allowance for credit and real estate losses at the dates indicated:

	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
Total loans (1)	$11,369,266	$11,138,483
Allowance for credit losses	303,062	301,602
Allowance for real estate owned losses	100	100
Loans past due 60 days or more (2)	61,493	91,381
Nonperforming loans (3)	52,734	53,026
Nonperforming assets (4)	60,006	63,600
Allowance for credit losses as a percent of:
Total loans (1)	2.7%	2.7%
Loans past due 60 days or more	492.8%	330.0%
Nonperforming loans	574.7%	568.8%
Total allowance for credit losses and REO losses as a percent of nonperforming assets	505.2%	474.4%
Nonperforming loans as a percent of total loans	0.5%	0.5%
Nonperforming assets as a percent of total assets	0.4%	0.4%

(1)	Loans net of unearned interest and undisbursed loan proceeds.

(2)	Excludes Chapter 13 bankruptcy accounts greater than 120 days past due.

(3)	All nonperforming loans are on nonaccrual.

(4)	Repossessed automobiles and real estate owned, net of allowance.

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

The following table sets forth the amount of our deposits by type at the dates indicated:

	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
No minimum term:
Demand deposit accounts	$1,504	$1,145
Passbook accounts	6,881	7,282
Money market accounts	1,072,554	963,004
Noninterest bearing deposits	228,084	210,405
Certificate accounts:
Certificates (30 days to five years)	579,135	646,868
Individual retirement accounts	75,014	81,701
Brokered deposits	62,367	62,451

	$2,025,539	$1,972,856

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

Capital Resources and Liquidity

Overview

We require substantial capital resources and cash to support our business. Our ability to maintain positive cash flows from operations is the result of our consistent managed growth, favorable loss experience and our efficient operations.

Principal Sources of Cash

•	Automobile Contract Securitizations – Securitizations totaled $1.5 billion and $1.3 billion for the three months ended March 31, 2004 and 2003, respectively.

•	Collections of Principal and Interest from Loans and MBS – Principal and interest collections on loans and MBS totaled $1.7 billion and $1.6 billion for the three months ended March 31, 2004 and 2003, respectively.

•	Deposits - Deposits were $2.0 billion at both March 31, 2004 and December 31, 2003.

•	Other Borrowings – Other borrowings, which include securities sold under agreements to repurchase and FHLB advances, increased to $573 million at March 31, 2004 from $551 million at December 31, 2003.

•	Subordinated Debentures - In 1997 and 2002, we issued $150 million of 8.875% and $300 million of 9.625% subordinated capital debentures due in 2007 and 2012, respectively. At March 31, 2004 there was $98.8 million and $300 million outstanding on the subordinated debentures due in 2007 and 2012, respectively, excluding discounts and issue costs.

Principal Uses of Cash

•	Acquisition of Loans and Investment Securities – Loan originations totaled $1.7 billion and $1.5 billion for the three months ended March 31, 2004 and 2003, respectively. We purchased $322 million and $534 million of mortgage-backed securities and other investment securities during the three months ended March 31, 2004 and 2003, respectively.

•	Payments of Principal and Interest on Securitizations – Payments of principal and interest to noteholders and certificateholders totaled $1.5 billion and $1.0 billion for the three months ended March 31, 2004 and 2003 respectively.

•	Amounts Paid to Dealers – Participation paid by us to dealers was $36.1 million and $32.0 million for the three months ended March 31, 2004 and 2003, respectively.

•	Operating Our Business – Operating expenses totaled $71.2 million and $68.4 million for the three months ended March 31, 2004 and 2003, respectively.

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

The following table summarizes the Bank’s actual capital and required capital as of March 31, 2004 and December 31, 2003:

			Tier 1
	Tangible	Core	Risk-Based	Risk-Based
	Capital	Capital	Capital	Capital
	(Dollars in thousands)
March 31, 2004
Actual Capital:
Amount	$956,103	$956,103	$953,079	$1,413,989
Capital ratio	8.39%	8.39%	11.28%	16.74%
FIRREA minimum required capital:
Amount	$171,021	$342,043	N/A	$675,704
Capital ratio	1.50%	3.00%	N/A	8.00%
Excess	$785,082	$614,060	N/A	$738,285
FDICIA well capitalized required capital:
Amount	N/A	$570,071	$506,778	$844,631
Capital ratio	N/A	5.00%	6.00%	10.00%
Excess	N/A	$386,032	$446,301	$569,358

December 31, 2003
Actual Capital:
Amount	$884,536	$884,536	$881,517	$1,357,744
Capital ratio	7.06%	7.06%	9.20%	14.17%
FIRREA minimum required capital:
Amount	$187,923	$375,845	N/A	$766,665
Capital ratio	1.50%	3.00%	N/A	8.00%
Excess	$696,613	$508,691	N/A	$591,079
FDICIA well capitalized required capital:
Amount	N/A	$626,409	$574,999	$958,332
Capital ratio	N/A	5.00%	6.00%	10.00%
Excess	N/A	$258,127	$306,518	$399,412

The following table reconciles the Bank’s capital in accordance with GAAP to the Bank’s tangible, core and risk-based capital:

	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
Bank shareholder’s equity — GAAP basis	$744,358	$685,045
Plus: Net unrealized losses	69,027	68,203
Plus: Minority interest in equity of subsidiaries	142,865	131,434
Less: Non-permissible activities	(147)	(146)

Total tangible and core capital	956,103	884,536
Adjustments for risk-based capital:
Subordinated debentures (1)	354,410	355,370
General loan valuation allowance (2)	106,500	120,857
Low-level recourse deduction	(3,024)	(3,019)

Risk-based capital	$1,413,989	$1,357,744

(1)	Excludes capitalized discounts and issue costs.

(2)	Limited to 1.25% of risk-weighted assets.

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

The following table summarizes our maturity GAP position:

	Interest Rate Sensitivity Analysis at March 31, 2004
				3 Years
	Within	3 Months	1 Year to	to	After 5
	3 Months	to 1 Year	3 Years	5 Years	Years	Total
	(Dollars in thousands)
Interest earning assets:
Investment securities	$91,564		$50,074			$141,638
Other investments	507,599					507,599
Mortgage-backed securities	699,598	$968,269	704,580	$196,776	$117,282	2,686,505

Total investments	1,298,761	968,269	754,654	196,776	117,282	3,335,742
Consumer loans (1)	767,847	3,019,583	5,261,463	1,951,087	35,351	11,035,331
Mortgage loans:
Adjustable rate (2)	196,013	5,647				201,660
Fixed rate (2)	3,524	8,748	4,923	1,723	1,486	20,404
Construction loans (2)	2,896					2,896
Commercial loans (2)	107,874	1,080	20			108,974

Total interest earning assets	2,376,915	4,003,327	6,021,060	2,149,586	154,119	14,705,007
Interest bearing liabilities:
Deposits:
Passbook accounts (3)	732	2,636	3,513			6,881
Demand deposit and money market accounts (3)	304,902	308,412	452,326	8,417		1,074,057
Certificate accounts (4)	135,667	557,579	20,124	3,146		716,516
Notes payable on automobile secured financing (4)	2,499,430	2,792,747	4,041,173	915,147		10,248,497
FHLB advances (4)	570,000				2,613	572,613
Subordinated debentures (4)	1	5	12	97,492	295,707	393,217
Other borrowings (4)	8,930					8,930

Total interest bearing liabilities	3,519,662	3,661,379	4,517,148	1,024,202	298,320	13,020,711

Excess interest earning/bearing assets (liabilities)	(1,142,747)	341,948	1,503,912	1,125,384	(144,201)	1,684,296
Effect of hedging activities (5)	3,267,882	(1,021,559)	(1,551,918)	(454,905)	(239,500)

Hedged excess (deficit)	$2,125,135	$(679,611)	$(48,006)	$670,479	$(383,701)	$1,684,296

Cumulative excess	$2,125,135	$1,445,524	$1,397,518	$2,067,997	$1,684,296	$1,684,296

Cumulative excess as a percentage of total interest earning assets	14.45%	9.83%	9.50%	14.06%	11.45%	11.45%

(1)	Based on contractual maturities adjusted by our historical prepayment rate.

(2)	Based on interest rate repricing adjusted for projected prepayments.

(3)	Based on assumptions established by the OTS.

(4)	Based on contractual maturity.

(5)	Includes effect of interest rate swaps designated against deposits.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation (1)
3.1.1	Certificate of Amendment of the Articles of Incorporation of Westcorp (2)
3.2	Bylaws (1)
4.1	Indenture dated as of July 1, 1997 issued by Western Financial Bank, formerly Western Financial Savings Bank, F.S.B., with respect to $150,000,000 in aggregate principal amount of 8.875% Subordinated Capital Debentures due 2007 (3)
4.2	Indenture dated as of May 1, 2002 issued by Western Financial Bank, formerly Western Financial Savings Bank, F.S.B., with respect to $300,000,000 in aggregate principal amount of 9.625% Subordinated Capital Debentures due 2012 (4)
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO

(1)	Exhibits previously filed with Westcorp Registration Statement on Form S-4 (File No. 33-34286), filed April 11, 1990 incorporated herein by reference under the Exhibit Number indicated.

(2)	Exhibit previously filed with Annual Report on Form 10-K of Westcorp for the year ended December 31, 2003 as filed on or about March 12, 2004 incorporated herein by reference.

(3)	Exhibit previously filed with Annual Report on Form 10-K of Westcorp for the year ended December 31, 1997 as filed on or about March 29, 1998 incorporated herein by reference.

(4)	Exhibit previously filed with Annual Report on Form 10-K of Westcorp for the year ended December 31, 2002 as filed on or about March 29, 2003 incorporated herein by reference.

(b)	Reports on Form 8-K

         Westcorp press release on January 21, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Westcorp

(Registrant)

Date:	May 4, 2004	By:	/S/ ERNEST S. RADY

Ernest S. Rady
Chairman of the Board and
Chief Executive Officer
Date:	May 6, 2004	By:	/S/ LEE A. WHATCOTT

Lee A. Whatcott
Executive Vice President,
Chief Financial Officer and
Chief Operating Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation (1)
3.1.1	Certificate of Amendment of the Articles of Incorporation of Westcorp (2)
3.2	Bylaws (1)
4.1	Indenture dated as of July 1, 1997 issued by Western Financial Bank, formerly Western Financial Savings Bank, F.S.B., with respect to $150,000,000 in aggregate principal amount of 8.875% Subordinated Capital Debentures due 2007 (3)
4.2	Indenture dated as of May 1, 2002 issued by Western Financial Bank, formerly Western Financial Savings Bank, F.S.B., with respect to $300,000,000 in aggregate principal amount of 9.625% Subordinated Capital Debentures due 2012 (4)
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO

(1)	Exhibits previously filed with Westcorp Registration Statement on Form S-4 (File No. 33-34286), filed April 11, 1990 incorporated herein by reference under the Exhibit Number indicated.

(2)	Exhibit previously filed with Annual Report on Form 10-K of Westcorp for the year ended December 31, 2003 as filed on or about March 12, 2004 incorporated herein by reference.

(3)	Exhibit previously filed with Annual Report on Form 10-K of Westcorp for the year ended December 31, 1997 as filed on or about March 29, 1998 incorporated herein by reference.

(4)	Exhibit previously filed with Annual Report on Form 10-K of Westcorp for the year ended December 31, 2002 as filed on or about March 29, 2003 incorporated herein by reference.