Form 10-Q
period 2004-06-30
WESTCORP /CA/
filed 2004-08-09
CIK 813461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☑ No ☐

As of July 31, 2004, the registrant had 51,859,742 outstanding shares of common stock, $1.00 par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 37.

WESTCORP AND SUBSIDIARIES

FORM 10-Q

June 30, 2004

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2004	December 31, 2003
	(Dollars in thousands)
ASSETS
Cash	$76,760	$50,073
Interest bearing deposits with other financial institutions	7,981	41,009
Other short-term investments	143,000	291,000

Cash and due from banks	227,741	382,082
Restricted cash	372,587	245,399
Investment securities available for sale	133,090	117,749
Mortgage-backed securities available for sale	2,679,674	2,701,797
Loans receivable	11,572,628	11,138,483
Allowance for credit losses	(307,293)	(301,602)

Loans receivable, net	11,265,335	10,836,881
Interest receivable	76,401	80,957
Premises and equipment, net	77,175	81,814
Other assets	167,109	169,241

TOTAL ASSETS	$14,999,112	$14,615,920

LIABILITIES
Deposits	$2,009,963	$1,972,856
Notes payable on automobile secured financing	10,434,553	10,254,641
Securities sold under agreements to repurchase		222,489
Federal Home Loan Bank advances	591,582	328,644
Subordinated debentures	373,581	394,854
Other	211,994	188,517

TOTAL LIABILITIES	13,621,673	13,362,001
Minority interest	151,802	131,434
SHAREHOLDERS’ EQUITY
Common stock (par value $1.00 per share; authorized 65,000,000 shares; issued and outstanding 51,833,196 shares at June 30, 2004 and 51,698,398 shares at December 31, 2003)	51,833	51,698
Paid-in capital	713,237	710,001
Retained earnings	511,328	427,527
Accumulated other comprehensive loss, net of tax	(50,761)	(66,741)

TOTAL SHAREHOLDERS’ EQUITY	1,225,637	1,122,485

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,999,112	$14,615,920

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$285,893	$286,862	$572,193	$568,150
Mortgage-backed securities	22,150	21,241	46,838	46,015
Investment securities	1,122	661	2,180	1,390
Other	1,818	798	3,431	1,870

TOTAL INTEREST INCOME	310,983	309,562	624,642	617,425
Interest expense:
Deposits	13,884	17,017	27,191	34,574
Notes payable on automobile secured financing	88,591	106,174	182,809	217,334
Other	11,542	12,446	23,435	25,301

TOTAL INTEREST EXPENSE	114,017	135,637	233,435	277,209

NET INTEREST INCOME	196,966	173,925	391,207	340,216
Provision for credit losses	51,539	68,036	113,834	147,921

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	145,427	105,889	277,373	192,295
Noninterest income:
Automobile lending	25,067	22,397	50,815	44,294
Mortgage banking	249	642	484	853
Insurance income	1,690	2,006	3,514	2,935
Other	548	2,686	1,431	7,401

TOTAL NONINTEREST INCOME	27,554	27,731	56,244	55,483
Noninterest expenses:
Salaries and associate benefits	45,369	41,479	87,453	80,934
Credit and collections	7,710	8,803	16,302	18,349
Data processing	4,082	4,864	8,261	9,432
Occupancy	3,851	3,903	7,727	7,743
Telephone	1,139	1,235	2,300	2,583
Other	11,302	12,373	22,627	22,055

TOTAL NONINTEREST EXPENSES	73,453	72,657	144,670	141,096

INCOME BEFORE INCOME TAX	99,528	60,963	188,947	106,682
Income tax	39,725	23,975	75,039	42,200

INCOME BEFORE MINORITY INTEREST	59,803	36,988	113,908	64,482
Minority interest in earnings of subsidiaries	5,388	5,385	16,129	9,330

NET INCOME	$54,415	$31,603	$97,779	$55,152

Earnings per common share:
Basic	$1.05	$0.81	$1.89	$1.41

Diluted	$1.04	$0.80	$1.86	$1.39

Weighted average number of common shares outstanding:
Basic	51,823,013	39,212,193	51,780,338	39,207,548

Diluted	52,483,220	39,676,670	52,531,365	39,572,086

Dividends declared	$0.14	$0.13	$0.28	$0.25

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					Other
					Comprehensive
		Common	Paid-in	Retained	Income (Loss),
	Shares	Stock	Capital	Earnings	Net of Tax	Total
	(Dollars in thousands, except share amounts)
Balance at January 1, 2003	39,200,474	$39,200	$350,018	$325,529	$(101,550)	$613,197
Net income				123,605		123,605
Unrealized losses on securities available for sale, net of tax (1)					(7,315)	(7,315)
Unrealized losses on cash flow hedges, net of tax (2)					(21,285)	(21,285)
Reclassification adjustment for gains on securities available for sale included in net income, net of tax (3)					(5,058)	(5,058)
Reclassification adjustment for losses on cash flow hedges included in income, net of tax (4)					68,467	68,467

Comprehensive income						158,414
Issuance of common stock	12,371,500	12,372	356,863			369,235
Issuance of subsidiary common stock			702			702
Stock options expensed (5)			669			669
Stock options exercised	126,424	126	1,749			1,875
Cash dividends				(21,607)		(21,607)

Balance at December 31, 2003	51,698,398	51,698	710,001	427,527	(66,741)	1,122,485
Net income				97,779		97,779
Unrealized losses on securities available for sale, net of tax (1)					(20,267)	(20,267)
Unrealized gains on cash flow hedges, net of tax (2)					11,067	11,067
Reclassification adjustment for gains on securities available for sale included in income, net of tax (3)					(1,446)	(1,446)
Reclassification adjustment for losses on cash flow hedges included in income, net of tax (4)					26,626	26,626

Comprehensive income						113,759
Issuance of subsidiary common stock			(30)			(30)
Stock options expensed (5)			1,176			1,176
Stock options exercised	134,798	135	2,090			2,225
Cash dividends				(13,978)		(13,978)

Balance at June 30, 2004	51,833,196	$51,833	$713,237	$511,328	$(50,761)	$1,225,637

(1)	The pre-tax amount of unrealized losses on securities available for sale was $33.8 million for the six months ended June 30, 2004 compared with unrealized losses of $12.2 million for the year ended December 31, 2003.

(2)	The pre-tax amount of unrealized gains on cash flow hedges was $18.4 million for the six months ended June 30, 2004 compared with unrealized losses of $35.5 million for the year ended December 31, 2003.

(3)	The pre-tax amount of unrealized gains on securities available for sale reclassified into earnings was $2.4 million for the six months ended June 30, 3004 compared with $8.4 million for the year ended December 31, 2003.

(4)	The pre-tax amount of unrealized losses on cash flow hedges reclassified into earnings was $44.4 million for the six months ended June 30, 2004 compared with $114 million for the year ended December 31, 2003.

(5)	Amount represents expense related to stock options granted.

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2004	2003
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$97,779	$55,152
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	113,834	147,921
Depreciation	6,104	7,245
Amortization of losses on cash flow hedges	22,737	24,700
Amortization of premium on mortgage-backed securities	23,748	33,587
Amortization of participation paid to dealers	61,388	52,756
Amortization, other	766	739
Gain on sales, net	(6,619)	(2,257)
Other	556	340
(Increase) decrease in other assets	(2,923)	28,899
Increase in other liabilities	23,709	5,082
Other, net	16,128	3,594

NET CASH PROVIDED BY OPERATING ACTIVITIES	357,207	357,758
INVESTING ACTIVITIES
Loans receivable:
Origination of loans	(3,391,477)	(3,157,698)
Participation paid to dealers	(74,972)	(69,714)
Loan payments and payoffs	2,862,392	2,433,365
Investment securities available for sale:
Purchases	(63,320)	(42,939)
Proceeds from sale	48,070	515
Proceeds from maturities	330	34,047
Mortgage-backed securities:
Purchases	(725,877)	(1,005,706)
Proceeds from sale	52,295
Payments received	638,705	904,670
Purchase of premises and equipment	(5,226)	(7,420)
Proceeds from sales of premises and equipment	4,499	2,912

NET CASH USED IN INVESTING ACTIVITIES	(654,581)	(907,968)
FINANCING ACTIVITIES
Increase in deposits	55,995	43,164
Decrease in securities sold under agreements to repurchase	(218,741)	(64,790)
Proceeds from notes payable on automobile secured financing	2,949,305	2,832,931
Payments on notes payable on automobile secured financing	(2,743,180)	(2,193,278)
Decrease in borrowings	(233)	(300)
Increase in FHLB advances	262,938	80,433
Payments on issuance of subordinated debentures	(22,365)	(5,742)
Increase in restricted cash	(127,188)	(127,413)
Proceeds from issuance of common stock	2,225	579
Proceeds from issuance of subsidiary common stock	18	32
Cash dividends	(13,979)	(9,801)
Payments on cash flow hedges	(1,762)	(28,299)

NET CASH PROVIDED BY FINANCING ACTIVITIES	143,033	527,516

DECREASE IN CASH AND DUE FROM BANKS	(154,341)	(22,694)
Cash and due from banks at beginning of year	382,082	84,215

CASH AND DUE FROM BANKS AT END OF PERIOD	$227,741	$61,521

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2003 included in our Form 10-K.

Note 2 – Mortgage-Backed Securities Available for Sale

Mortgage-backed securities available for sale consisted of the following:

	June 30, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(Dollars in thousands)
GNMA certificates	$2,615,634	$12,601	$23,512	$2,604,723
FNMA participation certificates	32,594	202	259	32,537
FHLMC participation certificates	41,080	107	441	40,746
Other	1,668			1,668

	$2,690,976	$12,910	$24,212	$2,679,674

	December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(Dollars in thousands)
GNMA certificates	$2,613,962	$28,607	$4,484	$2,638,085
FNMA participation certificates	24,967	306		25,273
FHLMC participation certificates	36,734	9	78	36,665
Other	1,774			1,774

	$2,677,437	$28,922	$4,562	$2,701,797

Our mortgage-backed securities available for sale portfolio was comprised of 60% fixed rate certificates and 40% variable rate certificates at June 30, 2004 compared with 79% fixed rate certificates and 21% variable rate certificates at December 31, 2003.

Note 3 – Net Loans Receivable

Net loans receivable consisted of the following:

	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Consumer:
Automobile contracts	$11,161,963	$10,657,864
Dealer participation, net of deferred contract fees	183,679	175,263
Other	6,055	6,002
Unearned discounts	(48,983)	(61,300)

	11,302,714	10,777,829
Real estate:
Mortgage	185,813	237,668
Construction	33,143	16,503

	218,956	254,171
Undisbursed loan proceeds	(30,340)	(17,948)

	188,616	236,223
Commercial	81,298	124,431

	11,572,628	11,138,483
Allowance for credit losses	(307,293)	(301,602)

	$11,265,335	$10,836,881

Loans managed by us, excluding dealer participation and deferred contract fees, totaled $11.4 billion and $11.0 billion as of June 30, 2004 and December 31, 2003, respectively. We owned all of the $11.4 billion and $11.0 billion loans managed at June 30, 2004 and December 31, 2003, respectively. Nonperforming loans, or loans on which we have discontinued the accrual of interest income, included in net loans receivable were $51.7 million and $53.0 million at June 30, 2004 and December 31, 2003, respectively. Repossessed assets and real estate owned were $6.7 million and $10.6 million at June 30, 2004 and December 31, 2003, respectively, and are included in other assets on our Consolidated Statements of Financial Condition.

Note 4 – Allowance for Credit Losses

The following table sets forth the activity in the allowance for credit losses:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$303,062	$281,030	$301,602	$269,352
Chargeoffs:
Consumer loans	(70,213)	(79,369)	(155,714)	(170,149)
Mortgage loans	(63)	(267)	(130)	(338)

	(70,276)	(79,636)	(155,844)	(170,487)
Recoveries:
Consumer loans	22,954	21,990	47,679	44,590
Commercial loans	14	14	22	49
Mortgage loans		25		34

	22,968	22,029	47,701	44,673

Net chargeoffs	(47,308)	(57,607)	(108,143)	(125,814)
Provision for credit losses	51,539	68,036	113,834	147,921

Balance at end of period	$307,293	$291,459	$307,293	$291,459

Ratio of net chargeoffs during the period (annualized) to average loans outstanding during the period	1.7%	2.3%	1.9%	2.5%
Ratio of allowance for credit losses to loans at the end of the period	2.7%	2.8%	2.7%	2.8%

Note 5 – Deposits

Deposits consisted of the following:

		Weighted Average		Weighted Average
		Rate for the		Rate for the
	Weighted	Six Months Ended	Effects of Hedging	Six Months Ended
	Average Rate	June 30, 2004	for the	June 30, 2004
	At June 30,	Excluding the Effects	Six Months Ended	Including the Effects
	2004 (1)	of Hedging	June 30, 2004	of Hedging
Noninterest bearing deposits
Demand deposit accounts	0.1%	0.1%		0.1%
Passbook accounts	0.1	0.1		0.1
Money market deposit accounts	1.7	1.1	0.1	1.2
Brokered certificate accounts	1.4	1.7		1.7
Certificate accounts	1.9	1.7	4.6	6.3

(1)	Contractual rate.

	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Noninterest bearing deposits	$208,649	$210,405
Demand deposit accounts	492	1,145
Passbook accounts	6,258	7,282
Money market deposit accounts	1,147,004	963,004
Brokered certificate accounts	52,500	62,451
Certificate accounts	595,060	728,569

	$2,009,963	$1,972,856

Note 6 – Notes Payable on Automobile Secured Financing

In connection with our public asset-backed securitization activities, we issued $1.5 billion and $3.0 billion of notes secured by automobile contracts for the three and six months ended June 30, 2004, respectively, compared with $1.5 billion and $2.8 billion for the same respective periods in 2003. There were $10.4 billion of notes payable on automobile secured financing outstanding at June 30, 2004 compared with $10.3 billion at December 31, 2003.

Interest payments are due either monthly or quarterly, in arrears. Interest expense on all notes payable on automobile secured financing, including interest payments under interest rate swap agreements, totaled $88.6 million and $183 million for the three and six months ended June 30, 2004, respectively, compared with $106 million and $217 million for the same respective periods in 2003.

Note 7 – Accumulated Other Comprehensive Loss, Net of Tax

The following table summarizes the components of accumulated other comprehensive loss, net of tax:

	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Unrealized (loss) gain on marketable securities	$(6,941)	$14,771
Unrealized loss on interest rate swaps: (1)
Deposits	(26,964)	(38,297)
Automobile secured financing	(5,602)	(19,539)
Securities sold under agreements to repurchase		(2,248)

	(32,566)	(60,084)
Realized loss on settled cash flow hedges: (1)
Deposits	(9,587)	(9,539)
Automobile secured financing	(1,667)	(11,889)

	(11,254)	(21,428)

Total other accumulated comprehensive loss	$(50,761)	$(66,741)

(1)	All cash flow hedges are structured to hedge future interest payments on deposits or borrowings.

Note 8 – Comprehensive income

The following table presents the components of comprehensive income, net of related tax, for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Net income	$54,414	$31,603	$97,779	$55,152
Unrealized losses on securities available for sale, net of tax	(23,380)	(6,541)	(20,267)	(5,742)
Unrealized gains (losses) on cash flow hedges, net of tax	32,260	(25,602)	11,067	(37,943)
Reclassification adjustment for gains on securities available for sale included in income, net of tax	(1,446)	(4)	(1,446)	(4)
Reclassification adjustment for losses on cash flow hedges included in income, net of tax	12,528	16,784	26,626	33,968

Comprehensive income	$74,376	$16,240	$113,759	$45,431

Note 9 — Dividends

On April 26, 2004, we declared a cash dividend of $0.14 per share for shareholders of record as of August 3, 2004 with a payable date of August 17, 2004.

Note 10 — Stock Options

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

Options outstanding and exercisable at June 30, 2004 were as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$12.00 — 13.00	175,066	1.50	$12.63	175,066	$12.63
13.00 — 14.00	165,375	2.64	13.25	165,375	13.25
15.00 — 16.00	1,000	3.36	15.25	750	15.25
17.00 — 18.00	244,838	3.65	17.32	168,775	17.32
18.00 — 19.00	713,833	4.06	18.57	248,756	18.53
19.00 — 20.00	5,000	5.10	19.85	1,250	19.85
20.00 — 21.00	3,000	5.35	20.41	750	20.41
42.00 — 43.00	535,100	4.64	42.19

$12.00 — 43.00	1,843,212	3.81	$24.22	760,722	$15.75

Stock option activity is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 1, 2003	1,167,438	$15.91
Granted	444,000	18.78
Exercised	(126,424)	14.84
Forfeited	(24,478)	17.19

Outstanding at December 31, 2003	1,460,536	16.86
Granted	540,900	42.19
Exercised	(134,798)	16.50
Forfeited	(23,426)	24.01

Outstanding at June 30, 2004	1,843,212	$24.22

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Our stock options have characteristics significantly different from traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Although we do not believe that there is a reliable single measure of the fair value of our employee stock options, we use the Binomial option valuation model to determine such value. We believe that this model provides a more reliable measure than the Black-Scholes model. The weighted average fair value of options granted during the period ending June 30, 2004 was $13.26 compared to $5.48 for the year ended December 31, 2003.

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123, and has been determined as if we had accounted for our employee stock options under the fair value method of that statement.

Pro forma net income and diluted earnings per share for the respective periods were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share amounts)
Net income, as reported	$54,415	$31,603	$97,779	$55,152
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	474	123	709	163
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	609	339	1,015	605

Pro forma net income	$54,280	$31,387	$97,473	$54,710

Earnings per share:
Basic — as reported	$1.05	$0.81	$1.89	$1.41

Basic — pro forma	$1.05	$0.80	$1.88	$1.40

Earnings per share:
Diluted — as reported	$1.04	$0.80	$1.86	$1.39

Diluted — pro forma	$1.03	$0.79	$1.86	$1.38

Note 11 – Commitments and Contingencies

We or our subsidiaries are involved as parties to certain legal proceedings incidental to our business, including Lee, et al. v. WFS Financial Inc, United States District Court, Middle District of Tennessee at Nashville, No. 3-02-0570 filed June 17, 2002 (a putative class action raising claims under the Equal Credit Opportunity Act) and other similar cases. Beginning on May 24, 2004 and continuing thereafter, a total of four separate purported class action lawsuits relating to the announcement by Westcorp and WFS that Westcorp was commencing an exchange offer for the outstanding public shares of WFS were filed in the Orange County, California Superior Court against Westcorp, WFS, and individual board members of Westcorp and WFS. On June 24, 2004, the actions were consolidated under the caption In re WFS Financial Shareholder Litigation, Case No. 04CC00559. On July 16, 2004, the court granted a motion by plaintiff Alaska Hotel & Restaurant Employees Pension Trust Fund, in Case No.04CC00573, to amend the consolidation order to designate it the lead plaintiff in the litigation, and gave plaintiff until July 30, 2004 to file an amended consolidated complaint in the action. All of the shareholder-related actions allege, among other things, that the defendants breached their respective fiduciary duties and seek to enjoin or rescind the transaction and obtain an unspecified sum in damages and costs, including attorneys’ fees and expenses. We are vigorously defending these actions and do not believe that the outcome of these proceedings will have a material effect upon our financial condition, results of operations and cash flows.

Note 12 – Proposed Acquisition and Merger

On May 23, 2004, we entered into a definitive agreement pursuant to which we will acquire the outstanding 16% common stock minority interest of WFS not already owned by our wholly owned subsidiary, the Bank. The acquisition is structured as a merger of WFS with and into the Bank. The public holders of WFS shares will receive 1.11 shares of our common stock for each share of WFS common stock held by them in a tax-free exchange. Based on the $42.60 closing price of our common stock on May 21, 2004, the last business day prior to the execution of the agreement, the transaction has an indicated value of $47.29 per share of WFS common stock. In connection with the merger, the Bank has filed an application with the California Department of Financial Institutions to convert its federal thrift charter to a California state bank charter. The merger agreement is conditioned upon the conversion of the charter. The transaction is subject to, among other closing conditions, the receipt of regulatory approvals and the approval of a majority of WFS Financial’s shareholders, other than shares controlled by Westcorp.

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

Selected Financial Data

The following table presents summary unaudited financial data for the three and six months ended June 30, 2004 and 2003. Since this table is only a summary and does not provide all of the information contained in our financial statements, including the related notes, you should read our Consolidated Financial Statements contained elsewhere herein. Certain amounts from the prior years’ Consolidated Financial Statements have been reclassified to conform to the current year presentation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share amounts)
Consolidated Statements of Income Data:
Interest income	$310,983	$309,562	$624,642	$617,425
Interest expense	114,017	135,637	233,435	277,209

Net interest income	196,966	173,925	391,207	340,216
Provision for credit losses	51,539	68,036	113,834	147,921

Net interest income after provision for credit losses	145,427	105,889	277,373	192,295
Noninterest income	27,554	27,731	56,244	55,483
Noninterest expense	73,453	72,657	144,670	141,096

Income before income tax	99,528	60,963	188,947	106,682
Income tax	39,725	23,975	75,039	42,200

Income before minority interest	59,803	36,988	113,908	64,482
Minority interest in earnings of subsidiaries	5,388	5,385	16,129	9,330

Net income	$54,415	$31,603	$97,779	$55,152

Weighted average number of shares and common share equivalents — diluted	52,483,220	39,676,670	52,531,365	39,572,086
Earnings per common share — diluted	$1.04	$0.80	$1.86	$1.39
Dividends per share	$0.14	$0.13	$0.28	$0.25
Dividend payout ratio	13.5%	16.3%	15.0%	18.0%

	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Consolidated Statements of Financial Condition Data:
Assets:
Cash and due from banks	$227,741	$382,082
Loans:
Consumer (1)	11,302,714	10,777,829
Mortgage (2)	188,616	236,223
Commercial	81,298	124,431
Mortgage-backed securities	2,679,674	2,701,797
Investments and time deposits	505,677	363,148
Other assets	320,685	332,012
Less: Allowance for credit losses	307,293	301,602

Total assets	$14,999,112	$14,615,920

Liabilities:
Deposits	$2,009,963	$1,972,856
Notes payable on automobile secured financing	10,434,553	10,254,641
FHLB advances and other borrowings	600,395	560,179
Subordinated debentures	373,581	394,854
Other liabilities	203,181	179,471

Total liabilities	13,621,673	13,362,001
Minority interest in equity of subsidiaries	151,802	131,434
Shareholders’ equity	1,225,637	1,122,485

Total liabilities and shareholders’ equity	$14,999,112	$14,615,920

	At or For the		At or For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Other Selected Financial Data:
Average automobile contracts managed	$10,946,273	$9,839,661	$10,836,160	$9,686,488
Average shareholders’ equity (3)	$1,253,476	$745,454	$1,230,284	$733,732
Return on average shareholders’ equity (3)	17.36%	16.96%	15.90%	15.03%
Book value per share (3)	$24.63	$19.39	$24.63	$19.39
Total equity to assets (4)	9.52%	6.38%	9.52%	6.38%
Originations:
Consumer loans (1)	$1,668,143	$1,588,803	$3,254,304	$2,942,731
Mortgage loans (2)	8,798	14,996	11,455	19,310
Commercial loans	58,839	98,972	125,718	195,657

Total loan originations	$1,735,780	$1,702,771	$3,391,477	$3,157,698

Interest rate spread	5.02%	5.00%	5.03%	4.99%

(1)	Net of unearned discounts.

(2)	Net of undisbursed loan proceeds.

(3)	Excludes other comprehensive loss.

(4)	Excludes other comprehensive loss and includes minority interest.

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

Allowance for Credit Losses

Management determines the amount of the allowance for credit losses based on a review of various analyses. These analyses include trends in chargeoffs by credit tier over various time periods and at various statistical midpoints and high points, the severity of depreciated values of repossessions, trends in the number of days repossessions are held in inventory, trends in the number of contract modifications, trends in delinquency roll rates, trends in deficiency balance collections both internally and from collection agencies, trends in custom scores and the effectiveness of our custom scores, and trends in the economy generally or in specific geographic locations. Despite these analyses, we recognize that establishing allowance for credit losses is not an exact science and can be highly judgmental in nature.

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

All contracts that are 60 to 89 days delinquent are automatically classified as Special Mention. Real estate loans that are manifesting a weakness in performance are also classified as Special Mention. Any contract that is 90 or more days delinquent is automatically classified as Substandard. Real estate loans that are manifesting a significant weakness in performance are also classified as Substandard. Any multifamily loan that is impaired is classified as Substandard. Any contract where the borrower has filed for bankruptcy or where the vehicle has been repossessed by us and is subject to a redemption period is classified as Substandard, with the difference between the wholesale book value and loan balance classified as Loss.

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

Results of Operations

Net Interest Income

Net interest income is affected by our interest rate spread, which is the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities, and the relative amounts of our interest earning assets and interest bearing liabilities. Net interest income totaled $197 million and $391 million for the three and six months ended June 30, 2004, respectively, compared with $174 million and $340 million for the same respective periods in 2003. The increase in net interest income was the result of us holding more contracts on balance sheet as well as wider net interest margins.

The following table presents information relative to the average balances and interest rates for the periods indicated:

	For the Three Months Ended June 30,
	2004			2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest earning assets:
Total investments:
Mortgage-backed securities	$2,574,744	$22,150	3.44%	$2,541,878	$21,241	3.34%
Other short-term investments	663,896	1,809	1.10	262,229	780	1.20
Investment securities	129,367	1,122	3.47	59,601	661	4.43
Interest earning deposits with others	5,530	9	0.64	8,100	18	0.89

Total investments	3,373,537	25,090	2.97	2,871,808	22,700	3.16
Total loans: (1)
Consumer loans	11,133,553	281,775	10.18	10,009,466	282,001	11.30
Mortgage loans	210,156	2,623	4.99	256,201	3,519	5.49
Commercial loans	103,042	1,440	5.53	106,387	1,242	4.62
Construction loans	5,268	55	4.09	8,418	100	4.68

Total loans	11,452,019	285,893	10.04	10,380,472	286,862	11.08

Total interest earning assets	$14,825,556	310,983	8.43	$13,252,280	309,562	9.37

Interest bearing liabilities:
Deposits	$2,089,287	13,884	2.67	$2,011,243	17,017	3.39
Securities sold under agreements to repurchase				204,184	1,111	2.15
FHLB advances and other borrowings	676,914	2,053	1.20	391,019	1,456	1.47
Notes payable on automobile secured financing	10,247,231	88,591	3.46	9,406,809	106,174	4.51
Subordinated debentures	381,199	9,489	9.96	396,610	9,879	9.96

Total interest bearing liabilities	$13,394,631	114,017	3.41	$12,409,865	135,637	4.37

Net interest income and interest rate spread		$196,966	5.02%		$173,925	5.00%

Net yield on average interest earning assets			5.35%			5.28%

(1)	For the purpose of these computations, nonaccruing loans are included in the average loan amounts outstanding.

	For the Six Months Ended June 30,
	2004			2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest earning assets:
Total investments:
Mortgage-backed securities	$2,584,929	$46,838	3.62%	$2,513,539	$46,015	3.66%
Other short-term investments	627,153	3,413	1.09	275,104	1,827	1.34
Investment securities	127,272	2,180	3.43	57,230	1,390	4.86
Interest earning deposits with others	5,775	18	0.63	9,173	43	0.94

Total investments	3,345,129	52,449	3.14	2,855,046	49,275	3.45
Total loans: (1)
Consumer loans	11,021,138	563,816	10.29	9,853,159	558,132	11.42
Mortgage loans	219,768	5,527	5.03	264,072	7,339	5.56
Commercial loans	101,165	2,743	5.36	108,309	2,529	4.64
Construction loans	4,753	107	4.43	6,862	150	4.36

Total loans	11,346,824	572,193	10.14	10,232,402	568,150	11.20

Total interest earning assets	$14,691,953	624,642	8.55	$13,087,448	617,425	9.51

Interest bearing liabilities:
Deposits	$1,998,031	27,191	2.74	$1,987,392	34,574	3.51
Securities sold under agreements to repurchase	16,885	94	1.10	226,157	2,400	2.11
FHLB advances and other borrowings	672,198	4,067	1.20	408,804	3,085	1.53
Notes payable on automobile secured financing	10,205,685	182,809	3.58	9,254,688	217,334	4.70
Subordinated debentures	387,434	19,274	9.95	397,711	19,816	9.96

Total interest bearing liabilities	$13,280,233	233,435	3.52	$12,274,752	277,209	4.52

Net interest income and interest rate spread		$391,207	5.03%		$340,216	4.99%

Net yield on average interest earning assets			5.37%			5.27%

(1)	For the purpose of these computations, nonaccruing loans are included in the average loan amounts outstanding.

The total interest rate spread increased 2 basis points for the three months ended June 30, 2004 compared with the three months ended June 30, 2003 due to a decrease of 94 basis points in the yield on interest earning assets combined with a 96 basis point decrease in the cost of funds. The total interest rate spread increased 4 basis points for the six months ended June 30, 2004 compared with the six months ended June 30, 2003 due to a decrease of 96 basis points in the yield on interest earning assets combined with a 100 basis point decrease in the cost of funds. The decrease in the yield on interest earning assets in 2004 is primarily due to our shift to originating a higher percentage of prime credit quality contracts, higher prepayments on our mortgage-backed securities, also known as MBS, and a lower interest rate environment. The decrease in the cost of funds in 2004 compared with 2003 is due primarily to a lower interest rate environment.

The following table sets forth the changes in net interest income attributable to changes in volume (change in average portfolio volume multiplied by prior period average rate) and changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance):

	For the Six Months Ended June 30, 2004
	Compared to the Six Months Ended June 30, 2003 (1)
	Volume	Rate	Total
	(Dollars in thousands)
Increase (decrease) in interest income:
Mortgage-backed securities	$2,046	$(1,223)	$823
Other short-term investments	2,585	(999)	1,586
Investment securities	1,956	(1,166)	790
Interest earning deposits with others	(13)	(12)	(25)
Total loans:
Consumer loans	124,467	(118,783)	5,684
Mortgage loans	(1,155)	(657)	(1,812)
Commercial loans	(401)	615	214
Construction loans	(50)	7	(43)

Total interest income	$129,435	$(122,218)	$7,217

Increase (decrease) in interest expense:
Deposits	$553	$(7,936)	$(7,383)
Securities sold under agreements to repurchase	(1,520)	(786)	(2,306)
FHLB advances and other borrowings	3,166	(2,184)	982
Notes payable on automobile secured financing	52,058	(86,583)	(34,525)
Subordinated debentures	(522)	(20)	(542)

Total interest expense	$53,735	$(97,509)	$(43,774)

Increase in net interest income			$50,991

(1)	In the analysis of interest changes due to volume and rate, the changes due to the volume/rate variance (the combined effect of change in weighted average interest rate and change in average portfolio balance) have been allocated proportionately based on the absolute value of the volume and rate variances.

Provision for Credit Losses

We maintain an allowance for credit losses to cover probable losses that can be reasonably estimated for the loans held on the balance sheet. The level of allowance is based principally on the outstanding balance of loans held on balance sheet and historical loss trends. We believe that the allowance for credit losses is currently adequate to absorb probable losses in our loan portfolio that can be reasonably estimated. The provision for credit losses totaled $51.5 million and $114 million for the three and six months ended June 30, 2004, respectively, compared with $68.0 million and $148 million for the same respective periods in 2003. The provision for credit losses declined as a result of improvement in chargeoffs due to an increase in the amount of prime credit contracts held by us and an improving economy.

Contract Securitizations

The following table lists each of our public securitizations. All securitizations prior to 2000-C were paid in full on or before their contractual maturity dates and none of the remaining securitizations have yet reached their contractual maturity dates.

Securitizations

				Remaining			Gross
			Remaining	Balance as a	Original	Original	Interest
Issue		Original	Balance at	Percent of	Weighted	Weighted Average	Rate
Number	Close Date	Balance	June 30, 2004 (1)	Original Balance	Average APR	Securitization Rate	Spread (2)
(Dollars in thousands)
1985-A	December, 1985	$110,000	Paid in full		18.50%	8.38%	10.12%
1986-A	November, 1986	191,930	Paid in full		14.20	6.63	7.57
1987-A	March, 1987	125,000	Paid in full		12.42	6.75	5.67
1987-B	July, 1987	110,000	Paid in full		12.68	7.80	4.88
1988-A	February, 1988	155,000	Paid in full		13.67	7.75	5.92
1988-B	May, 1988	100,000	Paid in full		14.01	8.50	5.51
1988-C	July, 1988	100,000	Paid in full		15.41	8.50	6.91
1988-D	October, 1988	105,000	Paid in full		14.95	8.85	6.10
1989-A	March, 1989	75,000	Paid in full		15.88	10.45	5.43
1989-B	June, 1989	100,000	Paid in full		15.96	9.15	6.81
1990-A	August, 1990	150,000	Paid in full		16.05	8.35	7.70
1990-1	November, 1990	150,000	Paid in full		15.56	8.50	7.06
1991-1	April, 1991	200,000	Paid in full		16.06	7.70	8.36
1991-2	May, 1991	200,000	Paid in full		15.75	7.30	8.45
1991-3	August, 1991	175,000	Paid in full		15.69	6.75	8.94
1991-4	December, 1991	150,000	Paid in full		15.53	5.63	9.90
1992-1	March, 1992	150,000	Paid in full		14.49	5.85	8.64
1992-2	June, 1992	165,000	Paid in full		14.94	5.50	9.44
1992-3	September, 1992	135,000	Paid in full		14.45	4.70	9.75
1993-1	March, 1993	250,000	Paid in full		13.90	4.45	9.45
1993-2	June, 1993	175,000	Paid in full		13.77	4.70	9.07
1993-3	September, 1993	187,500	Paid in full		13.97	4.25	9.72
1993-4	December, 1993	165,000	Paid in full		12.90	4.60	8.30
1994-1	March, 1994	200,000	Paid in full		13.67	5.10	8.57
1994-2	May, 1994	230,000	Paid in full		14.04	6.38	7.66
1994-3	August, 1994	200,000	Paid in full		14.59	6.65	7.94
1994-4	October, 1994	212,000	Paid in full		15.58	7.10	8.48
1995-1	January, 1995	190,000	Paid in full		15.71	8.05	7.66
1995-2	March, 1995	190,000	Paid in full		16.36	7.10	9.26
1995-3	June, 1995	300,000	Paid in full		15.05	6.05	9.00
1995-4	September, 1995	375,000	Paid in full		15.04	6.20	8.84
1995-5	December, 1995	425,000	Paid in full		15.35	5.88	9.47
1996-A	March, 1996	485,000	Paid in full		15.46	6.13	9.33
1996-B	June, 1996	525,000	Paid in full		15.74	6.75	8.99
1996-C	September, 1996	535,000	Paid in full		15.83	6.60	9.23
1996-D	December, 1996	545,000	Paid in full		15.43	6.17	9.26
1997-A	March, 1997	500,000	Paid in full		15.33	6.60	8.73
1997-B	June, 1997	590,000	Paid in full		15.36	6.37	8.99
1997-C	September, 1997	600,000	Paid in full		15.43	6.17	9.26
1997-D	December, 1997	500,000	Paid in full		15.19	6.34	8.85
1998-A	March, 1998	525,000	Paid in full		14.72	6.01	8.71
1998-B	June, 1998	660,000	Paid in full		14.68	6.06	8.62
1998-C	November, 1998	700,000	Paid in full		14.42	5.81	8.61
1999-A	January, 1999	1,000,000	Paid in full		14.42	5.70	8.72
1999-B	July, 1999	1,000,000	Paid in full		14.62	6.36	8.26
1999-C	November, 1999	500,000	Paid in full		14.77	7.01	7.76
2000-A	March, 2000	1,200,000	Paid in full		14.66	7.28	7.38
2000-B	May, 2000	1,000,000	Paid in full		14.84	7.78	7.06
2000-C	August, 2000	1,390,000	$146,879	10.57%	15.04	7.32	7.72
2000-D	November, 2000	1,000,000	147,136	14.71	15.20	6.94	8.26
2001-A	January, 2001	1,000,000	169,239	16.92	14.87	5.77	9.10
2001-B	May, 2001	1,370,000	247,781	18.09	14.41	4.23	10.18
2001-C	August, 2001	1,200,000	285,894	23.82	13.90	4.50	9.40
2002-1	March, 2002	1,800,000	601,420	33.41	13.50	4.26	9.24
2002-2	May, 2002	1,750,000	696,770	39.82	12.51	3.89	8.62
2002-3	August, 2002	1,250,000	563,892	45.11	12.30	3.06	9.24
2002-4	November, 2002	1,350,000	724,046	53.63	12.18	2.66	9.52
2003-1	February, 2003	1,343,250	752,282	56.00	11.79	2.42	9.37
2003-2	May, 2003	1,492,500	940,900	63.04	11.57	2.13	9.44
2003-3	August, 2003	1,650,000	1,278,490	77.48	10.59	2.66	7.93
2003-4	November, 2003	1,403,625	1,119,562	79.76	10.89	2.70	8.19
2004-1	February, 2004	1,477,500	1,308,805	88.58	10.89	2.35	8.54
2004-2	May, 2004	1,477,500	1,477,500	100.00	10.98	3.02	7.96

	Total	$37,565,805	$10,460,596

(1)	Represents only the note payable amounts outstanding at the period indicated.

(2)	Represents the difference between the original weighted average annual percentage rate, also known as the APR, and the estimated weighted average securitization rate on the closing date of the securitization.

Noninterest Expense

Noninterest expense totaled $73.5 million and $145 million for the three and six months ended June 30, 2004, respectively, compared with $72.7 million and $141 million for the same respective periods in 2003. Noninterest expense as a percent of total revenues improved to 33% and 32% for the three and six months ended June 30, 2004, respectively, compared with 36% for both the same respective periods in 2003 as a result of lower collection costs and operating efficiencies.

Income Taxes

We file federal and certain state tax returns as part of a consolidated group that includes the Bank and WFS. We file other state tax returns as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. Our effective tax rate was 40% for both the three and six months ended June 30, 2004, respectively, compared with 39% and 40% for the same respective periods in 2003.

Financial Condition

Overview

Total assets increased $383 million or 2.6% to $15.0 billion at June 30, 2004 from $14.6 billion at December 31, 2003. The increase is due primarily to retaining contracts originated on our balance sheet.

Loan Portfolio

The following table presents a summary of our automobile contracts purchased:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
New vehicles	$618,079	$490,257	$1,169,649	$875,377
Pre-owned vehicles	1,048,763	1,096,359	2,082,367	2,063,292

Total volume	$1,666,842	$1,586,616	$3,252,016	$2,938,669

Prime	$1,358,908	$1,308,867	$2,662,098	$2,423,151
Non-prime	307,934	277,749	589,918	515,518

Total volume	$1,666,842	$1,586,616	$3,252,016	$2,938,669

Commercial Loan Portfolio

We had outstanding commercial loan commitments of $285 million at June 30, 2004 compared with $225 million at December 31, 2003. We originated $58.8 million and $126 million of commercial loans for the three and six months ended June 30, 2004, respectively, compared with $99.0 million and $196 million for the same respective periods in 2003. Amounts outstanding at June 30, 2004 and December 31, 2003 were $81.3 million and $124 million, respectively.

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

The following table sets forth information with respect to the delinquency of our portfolio of contracts:

	June 30, 2004		December 31, 2003
	Amount	%	Amount	%
	(Dollars in thousands)
Contracts managed at end of period	$11,113,148		$10,596,665

Period of delinquency
30-59 days	$178,457	1.61%	$219,937	2.08%
60 days or more (1)	67,023	0.60	87,129	0.82

Total contracts delinquent and delinquencies as a percentage of contracts managed (1)	$245,480	2.21%	$307,066	2.90%

(1)	Excludes Chapter 13 bankruptcy accounts greater than 120 days past due of $45.6 million at both June 30, 2004 and December 31, 2003.

The following table sets forth information with respect to repossessions in our portfolio of managed contracts:

	June 30, 2004		December 31, 2003
	Number of		Number of
	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Contracts managed	853,193	$11,113,148	826,122	$10,596,665

Repossessed vehicles	889	$6,229	1,522	$10,331

Repossessed vehicles as a percentage of number and amount of contracts outstanding	0.10%	0.06%	0.18%	0.10%

The following table sets forth information with respect to actual credit loss experience on our portfolio of managed contracts. Net chargeoffs declined as a result of an increase in the amount of prime credit contracts managed by us and an improving economy.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Dollars in thousands)
Average contracts managed during period	$10,946,273	$9,839,661	$10,836,160	$9,686,488

Gross chargeoffs	$70,213	$79,369	$155,707	$170,148
Recoveries	22,917	21,937	47,617	44,535

Net chargeoffs	$47,296	$57,432	$108,090	$125,613

Net chargeoffs as a percentage of average contracts managed during period	1.73%	2.33%	1.99%	2.59%

The following table sets forth the cumulative static pool losses by month for all outstanding public securitized pools:

Cumulative Static Pool Loss Curves
At June 30, 2004

Period (1)	2000-C	2000-D	2001-A	2001-B	2001-C	2002-1	2002-2	2002-3	2002-4	2003-1	2003-2	2003-3	2003-4	2004-1	2004-2
1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.04%	0.04%	0.03%	0.03%	0.04%	0.01%	0.00%	0.02%	0.02%	0.01%	0.00%	0.00%	0.01%	0.00%	0.00%
3	0.13%	0.11%	0.09%	0.10%	0.09%	0.06%	0.03%	0.06%	0.07%	0.04%	0.02%	0.02%	0.03%	0.02%
4	0.27%	0.24%	0.20%	0.21%	0.20%	0.15%	0.10%	0.14%	0.16%	0.11%	0.06%	0.06%	0.08%	0.06%
5	0.46%	0.39%	0.33%	0.33%	0.35%	0.29%	0.18%	0.27%	0.26%	0.18%	0.14%	0.13%	0.14%	0.11%
6	0.65%	0.54%	0.50%	0.50%	0.49%	0.43%	0.32%	0.44%	0.38%	0.29%	0.25%	0.23%	0.21%
7	0.81%	0.74%	0.70%	0.69%	0.65%	0.60%	0.49%	0.57%	0.50%	0.41%	0.36%	0.32%	0.28%
8	0.93%	0.93%	0.84%	0.87%	0.81%	0.84%	0.66%	0.70%	0.61%	0.53%	0.48%	0.40%	0.35%
9	1.07%	1.13%	1.04%	1.05%	0.95%	1.06%	0.82%	0.82%	0.78%	0.66%	0.59%	0.47%
10	1.24%	1.34%	1.24%	1.22%	1.07%	1.28%	0.96%	0.96%	0.94%	0.80%	0.70%	0.55%
11	1.41%	1.50%	1.45%	1.36%	1.20%	1.48%	1.10%	1.10%	1.08%	0.93%	0.80%	0.62%
12	1.62%	1.74%	1.67%	1.53%	1.37%	1.67%	1.26%	1.24%	1.28%	1.06%	0.89%
13	1.86%	1.95%	1.90%	1.67%	1.55%	1.82%	1.39%	1.38%	1.43%	1.21%	0.98%
14	2.04%	2.21%	2.09%	1.81%	1.74%	1.99%	1.51%	1.53%	1.59%	1.31%	1.08%
15	2.25%	2.48%	2.25%	2.00%	1.97%	2.14%	1.68%	1.70%	1.77%	1.40%
16	2.45%	2.71%	2.41%	2.19%	2.16%	2.27%	1.83%	1.88%	1.92%	1.50%
17	2.68%	2.89%	2.54%	2.37%	2.36%	2.45%	1.99%	2.03%	2.05%	1.60%
18	2.88%	3.08%	2.73%	2.60%	2.59%	2.62%	2.16%	2.15%	2.16%
19	3.08%	3.22%	2.93%	2.80%	2.78%	2.80%	2.31%	2.28%	2.25%
20	3.23%	3.40%	3.11%	3.01%	2.95%	2.99%	2.46%	2.41%	2.37%
21	3.38%	3.59%	3.34%	3.19%	3.14%	3.15%	2.60%	2.52%
22	3.54%	3.78%	3.54%	3.34%	3.29%	3.31%	2.72%	2.62%
23	3.67%	3.96%	3.72%	3.49%	3.41%	3.45%	2.86%	2.74%
24	3.83%	4.18%	3.92%	3.62%	3.57%	3.58%	2.95%
25	4.00%	4.41%	4.10%	3.75%	3.73%	3.69%	3.03%
26	4.16%	4.58%	4.23%	3.87%	3.88%	3.80%	3.13%
27	4.35%	4.79%	4.36%	4.00%	4.04%	3.92%
28	4.50%	4.96%	4.47%	4.15%	4.20%	4.02%
29	4.64%	5.08%	4.56%	4.28%	4.35%
30	4.79%	5.22%	4.67%	4.40%	4.46%
31	4.92%	5.34%	4.81%	4.52%	4.57%
32	5.02%	5.44%	4.92%	4.64%	4.69%
33	5.12%	5.54%	5.04%	4.73%	4.77%
34	5.22%	5.66%	5.13%	4.83%	4.85%
35	5.29%	5.76%	5.24%	4.93%	4.92%
36	5.38%	5.86%	5.31%	4.99%
37	5.47%	5.97%	5.39%	5.05%
38	5.53%	6.04%	5.45%	5.11%
39	5.62%	6.12%	5.50%
40	5.68%	6.19%	5.56%
41	5.75%	6.25%	5.61%
42	5.80%	6.28%
43	5.84%	6.32%
44	5.88%	6.36%
45	5.90%
46	5.94%
47	5.96%
Prime Mix (2)	68%	68%	71%	71%	76%	70%	87%	85%	80%	80%	82%	84%	82%	82%	82%

(1)	Represents the number of months since the inception of the securitization.

(2)	Represents the original percentage of prime automobile contracts securitized within each pool.

Real Estate Loan Quality

We had 0.79% of total mortgage loans past due over 60 days at June 30, 2004 compared with 1.25% of total mortgage loans at December 31, 2003.

Nonperforming Assets

Nonperforming loans, also known as NPLs, are defined as all nonaccrual loans. This includes mortgage loans 90 days or more past due, impaired loans where full collection of principal and interest is not reasonably assured and Chapter 13 bankruptcy accounts that are contractually past due over 120 days. For those accounts that are in Chapter 13 bankruptcy and are contractually past due over 120 days, all accrued interest is reversed and income is recognized on a cash basis. When a loan is designated as nonaccrual, all previously accrued but unpaid interest is reversed. Interest on NPLs excluded from interest income was $0.2 million and $0.7 million for the three and six months ended June 30, 2004, respectively, compared with $0.5 million and $1.6 million for the same respective periods in 2003.

Nonperforming assets, also known as NPAs, consist of repossessed automobiles and real estate owned, also known as REO. Repossessed automobiles and REO are carried at lower of cost or fair value. NPAs decreased $5.2 million to $58.4 million at June 30, 2004 compared with $63.6 million at December 31, 2003. The decrease in the NPAs was primarily due to a $4.1 million decrease in repossessed automobiles. NPAs represented 0.4% of total assets at both June 30, 2004 and December 31, 2003. There were no impaired loans at June 30, 2004 and December 31, 2003.

Allowance for Credit Losses

Our allowance for credit losses was $307 million at June 30, 2004 compared to $302 million at December 31, 2003. Net chargeoffs totaled $47.3 million and $108 million for the three and six months ended June 30, 2004, respectively, compared with $57.6 million and $126 million for the same respective periods in 2003. The increase in the allowance for credit losses was the result of a higher level of automobile contracts held on balance sheet. The allowance for credit losses as a percentage of owned loans outstanding was 2.7% at both June 30, 2004 and December 31, 2003. Based on the analysis we performed related to the allowance for credit losses as described under Critical Accounting Policies, we believe that our allowance for credit losses is currently adequate to cover probable losses in our loan portfolio that can be reasonably estimated.

The following table presents summarized data relative to the allowance for credit and real estate losses at the dates indicated:

	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Total loans (1)	$11,572,628	$11,138,483
Allowance for credit losses	307,293	301,602
Allowance for real estate owned losses	100	100
Loans past due 60 days or more (2)	68,548	91,381
Nonperforming loans (3)	51,669	53,026
Nonperforming assets (4)	58,634	63,600
Allowance for credit losses as a percent of:
Total loans (1)	2.7%	2.7%
Loans past due 60 days or more	448.3%	330.0%
Nonperforming loans	594.7%	568.8%
Total allowance for credit losses and REO losses as a percent of nonperforming assets	526.7%	474.4%
Nonperforming loans as a percent of total loans	0.4%	0.5%
Nonperforming assets as a percent of total assets	0.4%	0.4%

(1)	Loans net of unearned interest and undisbursed loan proceeds.

(2)	Excludes nonaccrual Chapter 13 bankruptcy accounts.

(3)	All nonperforming loans are on nonaccrual.

(4)	Repossessed automobiles and real estate owned, net of allowance.

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

The following table sets forth the amount of our deposits by type at the dates indicated:

	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
No minimum term:
Demand deposit accounts	$492	$1,145
Passbook accounts	6,258	7,282
Money market accounts	1,147,004	963,004
Noninterest bearing deposits	208,649	210,405
Certificate accounts:
Certificates (30 days to five years)	522,363	646,868
Individual retirement accounts	72,697	81,701
Brokered deposits	52,500	62,451

	$2,009,963	$1,972,856

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

Principal Sources of Cash

•	Automobile Contract Securitizations – Securitizations totaled $1.5 billion and $3.0 billion for the three and six months ended June 30, 2004, respectively, compared with $1.5 billion and $2.8 billion for the same respective periods in 2003.

•	Collections of Principal and Interest from Loans and MBS – Principal and interest collections on loans and MBS totaled $1.4 billion and $2.8 billion for the three and six months ended June 30, 2004, respectively, compared with $1.7 billion and $3.4 billion for the same respective periods in 2003.

•	Deposits – Deposits were $2.0 billion at both June 30, 2004 and December 31, 2003.

•	Other Borrowings – Other borrowings, which include securities sold under agreements to repurchase and FHLB advances, increased to $592 million at June 30, 2004 from $551 million at December 31, 2003.

•	Subordinated Debentures – In 1997 and 2002, we issued $150 million of 8.875% and $300 million of 9.625% subordinated capital debentures due in 2007 and 2012, respectively. At June 30, 2004 there was $78.8 million and $300 million outstanding on the subordinated debentures due in 2007 and 2012, respectively, excluding discounts and issue costs. We have provided the required notice to redeem the outstanding balance of our $150 million, 8.875% subordinated debentures due 2007 at par, plus accrued but unpaid interest to the redemption date. The effective date for the redemption is August 1, 2004.

Principal Uses of Cash

•	Acquisition of Loans and Investment Securities – Loan originations totaled $1.7 billion and $3.4 billion for the three and six months ended June 30, 2004, respectively, compared with $1.7 billion and $3.2 billion for the same respective periods in 2003. We purchased $472 million and $794 million of mortgage-backed securities and other investment securities during the three and six months ended June 30, 2004, respectively, compared with $514 million and $1.0 billion for the same respective periods in 2003.

•	Payments of Principal and Interest on Securitizations – Payments of principal and interest to noteholders and certificateholders totaled $1.3 billion and $2.7 billion for the three and six months ended June 30, 2004, respectively, compared with $1.2 billion and $2.2 billion for the same respective periods in 2003.

•	Amounts Paid to Dealers – Participation paid by us to dealers was $38.9 million and $75.0 million for the three and six months ended June 30, 2004, respectively, compared with $37.8 million and $69.7 million for the same respective periods in 2003.

•	Operating Our Business – Operating expenses totaled $73.5 million and $145 million for the three and six months ended June 30, 2004, respectively, compared with $72.7 million and $141 million for the same respective periods in 2003.

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

The following table summarizes the Bank’s actual capital and required capital as of June 30, 2004 and December 31, 2003:

			Tier 1
	Tangible	Core	Risk-Based	Risk-Based
	Capital	Capital	Capital	Capital
	(Dollars in thousands)
June 30, 2004
Actual Capital:
Amount	$992,301	$992,301	$989,287	$1,445,645
Capital ratio	8.23%	8.23%	10.97%	16.04%
FIRREA minimum required capital:
Amount	$180,800	$361,601	N/A	$721,181
Capital ratio	1.50%	3.00%	N/A	8.00%
Excess	$811,501	$630,700	N/A	$724,464
FDICIA well capitalized required capital:
Amount	N/A	$602,668	$540,886	$901,477
Capital ratio	N/A	5.00%	6.00%	10.00%
Excess	N/A	$389,633	$448,401	$544,168
December 31, 2003
Actual Capital:
Amount	$884,536	$884,536	$881,517	$1,357,744
Capital ratio	7.06%	7.06%	9.20%	14.17%
FIRREA minimum required capital:
Amount	$187,923	$375,845	N/A	$766,665
Capital ratio	1.50%	3.00%	N/A	8.00%
Excess	$696,613	$508,691	N/A	$591,079
FDICIA well capitalized required capital:
Amount	N/A	$626,409	$574,999	$958,332
Capital ratio	N/A	5.00%	6.00%	10.00%
Excess	N/A	$258,127	$306,518	$399,412

The following table reconciles the Bank’s capital in accordance with GAAP to the Bank’s tangible, core and risk-based capital:

	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Bank shareholder’s equity — GAAP basis	$790,377	$685,045
Plus: Net unrealized losses	50,269	68,203
Plus: Minority interest in equity of subsidiaries	151,802	131,434
Less: Non-permissible activities	(147)	(146)

Total tangible and core capital	992,301	884,536
Adjustments for risk-based capital:
Subordinated debentures (1)	342,653	355,370
General loan valuation allowance (2)	113,705	120,857
Low-level recourse deduction	(3,014)	(3,019)

Risk-based capital	$1,445,645	$1,357,744

(1)	Excludes capitalized discounts and issue costs.

(2)	Limited to 1.25% of risk-weighted assets.

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

The following table summarizes our maturity GAP position:

	Interest Rate Sensitivity Analysis at June 30, 2004
				3 Years
	Within	3 Months	1 Year to	to	After 5
	3 Months	to 1 Year	3 Years	5 Years	Years	Total
	(Dollars in thousands)
Interest earning assets:
Investment securities	$83,022		$50,068			$133,090
Other investments	523,568					523,568
Mortgage-backed securities	732,016	$1,078,770	574,227	$168,524	$126,137	2,679,674

Total investments	1,338,606	1,078,770	624,295	168,524	126,137	3,336,332
Consumer loans (1)	791,473	3,110,300	5,366,543	1,980,324	54,072	11,302,712
Mortgage loans:
Adjustable rate (2)	163,321	5,542				168,863
Fixed rate (2)	1,116	2,668	3,920	1,711	1,268	10,683
Construction loans (2)	9,070					9,070
Commercial loans (2)	81,224	74				81,298

Total interest earning assets	2,384,810	4,197,354	5,994,758	2,150,559	181,477	14,908,958
Interest bearing liabilities:
Deposits:
Passbook accounts	6,258					6,258
Demand deposit and money market accounts	1,147,496					1,147,496
Certificate accounts (3)	201,812	428,377	15,277	2,094		647,560
Notes payable on automobile secured financing (3)	2,602,883	2,703,458	4,238,476	889,736		10,434,553
FHLB advances (3)	589,000				2,582	591,582
Subordinated debentures (3)				77,844	295,737	373,581
Other borrowings (3)	8,813					8,813

Total interest bearing liabilities	4,556,262	3,131,835	4,253,753	969,674	298,319	13,209,843

Excess interest earning/bearing assets (liabilities)	(2,171,452)	1,065,519	1,741,005	1,180,885	(116,842)	1,699,115
Effect of hedging activities (4)	2,560,624	(807,131)	(1,134,269)	(419,224)	(200,000)

Hedged excess (deficit)	$389,172	$258,388	$606,736	$761,661	$(316,842)	$1,699,115

Cumulative excess	$389,172	$647,560	$1,254,296	$2,015,957	$1,699,115	$1,699,115

Cumulative excess as a percentage of total interest earning assets	2.61%	4.34%	8.41%	13.52%	11.40%	11.40%

(1)	Based on contractual maturities adjusted by our historical prepayment rate.

(2)	Based on interest rate repricing adjusted for projected prepayments.

(3)	Based on contractual maturity.

(4)	Includes effect of interest rate swaps designated against deposits.

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

We or our subsidiaries are involved as parties to certain legal proceedings incidental to our business, including Lee, et al. v. WFS Financial Inc, United States District Court, Middle District of Tennessee at Nashville, No. 3-02-0570 filed June 17, 2002 (a putative class action raising claims under the Equal Credit Opportunity Act) and other similar cases. Beginning on May 24, 2004 and continuing thereafter, a total of four separate purported class action lawsuits relating to the announcement by Westcorp and WFS that Westcorp was commencing an exchange offer for the outstanding public shares of WFS were filed in the Orange County, California Superior Court against Westcorp, WFS, and individual board members of Westcorp and WFS. On June 24, 2004, the actions were consolidated under the caption In re WFS Financial Shareholder Litigation, Case No. 04CC00559. On July 16, 2004, the court granted a motion by plaintiff Alaska Hotel & Restaurant Employees Pension Trust Fund, in Case No.04CC00573, to amend the consolidation order to designate it the lead plaintiff in the litigation, and gave plaintiff until July 30, 2004 to file an amended consolidated complaint in the action. All of the shareholder-related actions allege, among other things, that the defendants breached their respective fiduciary duties and seek to enjoin or rescind the transaction and obtain an unspecified sum in damages and costs, including attorneys’ fees and expenses. We are vigorously defending these actions and do not believe that the outcome of these proceedings will have a material effect upon our financial condition, results of operations and cash flows.

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On April 26, 2004, we held our annual shareholders’ meeting. There were 51,782,995 shares of common stock outstanding entitled to vote, and a total of 47,884,960, or 92.5%, were represented at the meeting in person or by proxy. The following summarizes vote results of proposals submitted to our shareholders:

1.	Proposal to elect four Class II Directors for term expiring 2006, provided that if the amendment to the Articles of Incorporation to declassify the Board of Directors, as described in Proposal 3, is adopted by the shareholders, then each of these directors shall serve a one-year term ending in 2005

NAME	FOR	WITHHELD
Judith M. Bardwick,	34,318,738	537,988
James R. Dowlan	39,033,808	8,851,152
Duane A. Nelles	47,329,132	555,828
Ernest S. Rady	42,815,984	5,068,976

2.	Proposal to approve the Westcorp Long Term Incentive Plan

FOR	AGAINST	ABSTAIN
47,508,169	376,791

3.	Proposal to amend Westcorp’s Articles of Incorporation and Bylaws to declassify the Board of Directors

FOR	AGAINST	ABSTAIN
47,634,990	249,470	500

4.	Proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2004

FOR	AGAINST	ABSTAIN
47,613,782	271,178

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization, dated as of May 23, 2004, among Westcorp, Western Financial Bank and WFS Financial Inc (1)
3.1	Articles of Incorporation (2)
3.1.1	Certificate of Amendment of the Articles of Incorporation of Westcorp as filed May 14, 2001 (3)
3.1.2	Certificate of Amendment of the Articles of Incorporation of Westcorp as filed May 19, 2004 (1)
3.2	Bylaws (2)
4.1	Indenture dated as of July 1, 1997 issued by Western Financial Bank, formerly Western Financial Savings Bank, F.S.B., with respect to $150,000,000 in aggregate principal amount of 8.875% Subordinated Capital Debentures due 2007 (4)
4.2	Indenture dated as of May 1, 2002 issued by Western Financial Bank, formerly Western Financial Savings Bank, F.S.B., with respect to $300,000,000 in aggregate principal amount of 9.625% Subordinated Capital Debentures due 2012 (5)
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO

(1)	Exhibit previously filed with Westcorp Registration Statement on Form S-4 (File No. 333-117424) filed July 16, 2004, incorporated herein by reference under Exhibit Number indicated.

(2)	Exhibits previously filed with Westcorp Registration Statement on Form S-4 (File No. 33-34286), filed April 11, 1990 incorporated herein by reference under the Exhibit Number indicated.

(3)	Exhibit previously filed with Annual Report on Form 10-K of Westcorp for the year ended December 31, 2003 as filed on or about March 12, 2004 incorporated herein by reference.

(4)	Exhibit previously filed with Annual Report on Form 10-K of Westcorp for the year ended December 31, 1997 as filed on or about March 29, 1998 incorporated herein by reference.

(5)	Exhibit previously filed with Annual Report on Form 10-K of Westcorp for the year ended December 31, 2002 as filed on or about March 29, 2003 incorporated herein by reference.

(b)	Reports on Form 8-K

Westcorp press release on April 13, 2004

Westcorp press release on May 24, 2004

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Westcorp

(Registrant)

Date: August 6, 2004	By:	/S/ ERNEST S. RADY
Ernest S. Rady
Chairman of the Board and Chief Executive Officer

Date: August 6, 2004	By:	/s/ LEE A. WHATCOTT
Lee A. Whatcott
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

Exhibits

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization, dated as of May 23, 2004, among Westcorp, Western Financial Bank and WFS Financial Inc (1)
3.1	Articles of Incorporation (2)
3.1.1	Certificate of Amendment of the Articles of Incorporation of Westcorp as filed May 14, 2001 (3)
3.1.2	Certificate of Amendment of the Articles of Incorporation of Westcorp as filed May 19, 2004 (1)
3.2	Bylaws (2)
4.1	Indenture dated as of July 1, 1997 issued by Western Financial Bank, formerly Western Financial Savings Bank, F.S.B., with respect to $150,000,000 in aggregate principal amount of 8.875% Subordinated Capital Debentures due 2007 (4)
4.2	Indenture dated as of May 1, 2002 issued by Western Financial Bank, formerly Western Financial Savings Bank, F.S.B., with respect to $300,000,000 in aggregate principal amount of 9.625% Subordinated Capital Debentures due 2012 (5)
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO

(1)	Exhibit previously filed with Westcorp Registration Statement on Form S-4 (File No. 333-117424) filed July 16, 2004, incorporated herein by reference under Exhibit Number indicated.

(2)	Exhibits previously filed with Westcorp Registration Statement on Form S-4 (File No. 33-34286), filed April 11, 1990 incorporated herein by reference under the Exhibit Number indicated.

(3)	Exhibit previously filed with Annual Report on Form 10-K of Westcorp for the year ended December 31, 2003 as filed on or about March 12, 2004 incorporated herein by reference.

(4)	Exhibit previously filed with Annual Report on Form 10-K of Westcorp for the year ended December 31, 1997 as filed on or about March 29, 1998 incorporated herein by reference.

(5)	Exhibit previously filed with Annual Report on Form 10-K of Westcorp for the year ended December 31, 2002 as filed on or about March 29, 2003 incorporated herein by reference.