Form 10-Q
period 2004-09-30
WESTCORP /CA/
filed 2004-11-09
CIK 813461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 29, 2004, the registrant had 51,873,467 outstanding shares of common stock, $1.00 par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 37.

WESTCORP AND SUBSIDIARIES

FORM 10-Q

September 30, 2004

Forward-Looking Statements

This Form 10-Q includes and incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, also known as the Exchange Act. Forward-looking statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These statements are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause actual results to differ materially from those expressed in or implied by these forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2004	December 31, 2003
	(Dollars in thousands)
ASSETS
Cash	$95,150	$50,073
Interest bearing deposits with other financial institutions	3,098	41,009
Other short-term investments	150,000	291,000

Cash and due from banks	248,248	382,082
Restricted cash	392,531	245,399
Investment securities available for sale	107,374	117,749
Mortgage-backed securities available for sale	2,670,344	2,701,797
Loans receivable	11,935,998	11,138,483
Allowance for credit losses	(312,222)	(301,602)

Loans receivable, net	11,623,776	10,836,881
Interest receivable	76,428	80,957
Premises and equipment, net	78,424	81,814
Other assets	154,874	169,241

TOTAL ASSETS	$15,351,999	$14,615,920

LIABILITIES
Deposits	$2,108,668	$1,972,856
Notes payable on automobile secured financing	10,415,151	10,254,641
Securities sold under agreements to repurchase		222,489
Federal Home Loan Bank advances	870,658	328,644
Subordinated debentures	295,053	394,854
Other	219,726	188,517

TOTAL LIABILITIES	13,909,256	13,362,001
Minority interest	158,045	131,434
SHAREHOLDERS’ EQUITY
Common stock (par value $1.00 per share; authorized 65,000,000 shares; issued and outstanding 51,873,467 shares at September 30, 2004 and 51,698,398 shares at December 31, 2003)	51,873	51,698
Paid-in capital	714,569	710,001
Retained earnings	558,740	427,527
Accumulated other comprehensive loss, net of tax	(40,484)	(66,741)

TOTAL SHAREHOLDERS’ EQUITY	1,284,698	1,122,485

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,351,999	$14,615,920

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$291,796	$293,019	$863,989	$861,169
Mortgage-backed securities	25,828	15,936	72,666	61,950
Investment securities	1,173	823	3,354	2,213
Other	2,441	1,133	5,871	3,004

TOTAL INTEREST INCOME	321,238	310,911	945,880	928,336
Interest expense:
Deposits	15,101	15,695	42,291	50,269
Notes payable on automobile secured financing	89,869	101,803	272,678	319,136
Other	10,040	12,550	33,477	37,852

TOTAL INTEREST EXPENSE	115,010	130,048	348,446	407,257

NET INTEREST INCOME	206,228	180,863	597,434	521,079
Provision for credit losses	60,337	73,150	174,171	221,071

NET INTEREST INCOME AFTER PROVISION FOR CREDIT
LOSSES	145,891	107,713	423,263	300,008
Noninterest income:
Automobile lending	26,830	23,516	77,646	67,810
Mortgage banking	97	279	581	1,132
Insurance income	2,264	3,252	5,778	6,187
Other	836	786	2,267	8,187

TOTAL NONINTEREST INCOME	30,027	27,833	86,272	83,316
Noninterest expenses:
Salaries and associate benefits	43,541	40,016	130,995	120,950
Credit and collections	8,056	8,655	24,359	27,004
Data processing	4,053	4,258	12,313	13,690
Occupancy	3,983	4,041	11,710	11,784
Telephone	1,219	1,296	3,519	3,880
Other	14,084	8,479	36,710	30,532

TOTAL NONINTEREST EXPENSES	74,936	66,745	219,606	207,840

INCOME BEFORE INCOME TAX	100,982	68,801	289,929	175,484
Income tax	40,188	27,343	115,227	69,544

INCOME BEFORE MINORITY INTEREST	60,794	41,458	174,702	105,940
Minority interest in earnings of subsidiaries	6,122	12,123	22,251	21,453

NET INCOME	$54,672	$29,335	$152,451	$84,487

Earnings per common share:
Basic	$1.05	$0.65	$2.94	$2.05

Diluted	$1.04	$0.64	$2.90	$2.03

Weighted average number of common shares outstanding:
Basic	51,859,531	45,033,836	51,806,929	41,154,810

Diluted	52,510,834	45,786,913	52,528,983	41,680,576

Dividends declared	$0.14	$0.13	$0.42	$0.39

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
					Other
					Comprehensive
		Common	Paid-in	Retained	Income (Loss),
	Shares	Stock	Capital	Earnings	Net of Tax	Total
	(Dollars in thousands, except share amounts)
Balance at January 1, 2003	39,200,474	$39,200	$350,018	$325,529	$(101,550)	$613,197
Net income				123,605		123,605
Unrealized losses on securities available for sale, net of tax (1)					(7,315)	(7,315)
Unrealized losses on cash flow hedges, net of tax (2)					(21,285)	(21,285)
Reclassification adjustment for gains on securities available for sale included in net income, net of tax (3)					(5,058)	(5,058)
Reclassification adjustment for losses on cash flow hedges included in income, net of tax (4)					68,467	68,467

Comprehensive income						158,414
Issuance of common stock	12,371,500	12,372	356,863			369,235
Issuance of subsidiary common stock			702			702
Stock options expensed (5)			669			669
Stock options exercised	126,424	126	1,749			1,875
Cash dividends				(21,607)		(21,607)

Balance at December 31, 2003	51,698,398	51,698	710,001	427,527	(66,741)	1,122,485
Net income				152,451		152,451
Unrealized losses on securities available for sale, net of tax (1)					(4,544)	(4,544)
Unrealized losses on cash flow hedges, net of tax (2)					(4,211)	(4,211)
Reclassification adjustment for gains on securities available for sale included in income, net of tax (3)					(1,446)	(1,446)
Reclassification adjustment for losses on cash flow hedges included in income, net of tax (4)					36,458	36,458

Comprehensive income						178,708
Issuance of subsidiary common stock			(40)			(40)
Stock options expensed (5)			1,937			1,937
Stock options exercised	175,069	175	2,671			2,846
Cash dividends				(21,238)		(21,238)

Balance at September 30, 2004	51,873,467	$51,873	$714,569	$558,740	$(40,484)	$1,284,698

(1)	The pre-tax amount of unrealized losses on securities available for sale was $7.6 million for the nine months ended September 30, 2004 compared with $12.2 million for the year ended December 31, 2003.

(2)	The pre-tax amount of unrealized losses on cash flow hedges was $7.0 million for the nine months ended September 30, 2004 compared with $35.5 million for the year ended December 31, 2003.

(3)	The pre-tax amount of unrealized gains on securities available for sale reclassified into earnings was $2.4 million for the nine months ended September 30, 3004 compared with $8.4 million for the year ended December 31, 2003.

(4)	The pre-tax amount of unrealized losses on cash flow hedges reclassified into earnings was $60.8 million for the nine months ended September 30, 2004 compared with $114 million for the year ended December 31, 2003.

(5)	Amount represents expense related to stock options granted.

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2004	2003
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$152,451	$84,487
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	174,171	221,071
Depreciation	8,935	10,620
Amortization of losses on cash flow hedges	32,186	43,665
Amortization of premium on mortgage-backed securities	32,012	55,134
Amortization of participation paid to dealers	94,185	81,384
Amortization, other	4,586	1,100
Gain on sales, net	(6,605)	(10,060)
Other	502	(5,688)
Decrease in other assets	2,332	4,570
Increase in other liabilities	31,558	22,301
Other, net	22,251	21,454

NET CASH PROVIDED BY OPERATING ACTIVITIES	548,564	530,038
INVESTING ACTIVITIES
Loans receivable:
Origination of loans	(5,320,232)	(4,952,333)
Participation paid to dealers	(117,226)	(109,325)
Loan payments and payoffs	4,381,867	3,745,284
Investment securities available for sale:
Purchases	(69,908)	(119,152)
Proceeds from sale	81,254	1,030
Proceeds from maturities	398	54,475
Mortgage-backed securities available for sale:
Purchases	(970,806)	(1,672,500)
Proceeds from sale	52,295	105,066
Payments received	910,742	1,476,522
Purchase of premises and equipment	(9,332)	(13,911)
Proceeds from sales of premises and equipment	4,509	2,938

NET CASH USED IN INVESTING ACTIVITIES	(1,056,439)	(1,481,906)
FINANCING ACTIVITIES
Increase in deposits	142,884	5,486
Decrease in securities sold under agreements to repurchase	(218,741)	(30,437)
Proceeds from notes payable on automobile secured financing	4,498,305	4,476,713
Payments on notes payable on automobile secured financing	(4,308,510)	(3,444,685)
(Decrease) increase in borrowings	(351)	3,271
Increase in FHLB advances	542,014	47,401
Payments on issuance of subordinated debentures	(104,683)	(7,315)
Increase in restricted cash	(147,131)	(114,556)
Cash dividends	(21,239)	(15,701)
Payments on cash flow hedges	(11,390)	(34,180)
Proceeds from issuance of common stock	2,846	164,551
Proceeds from issuance of subsidiary common stock	37	68

NET CASH PROVIDED BY FINANCING ACTIVITIES	374,041	1,050,616

(DECREASE) INCREASE IN CASH AND DUE FROM BANKS	(133,834)	98,748
Cash and due from banks at beginning of year	382,082	84,215

CASH AND DUE FROM BANKS AT END OF PERIOD	$248,248	$182,963

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2003 included in our Form 10-K.

Note 2 – Mortgage-Backed Securities Available for Sale

Mortgage-backed securities available for sale consisted of the following:

	September 30, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(Dollars in thousands)
GNMA certificates	$2,584,091	$20,385	$5,740	$2,598,736
FNMA participation certificates	31,148	191	151	31,188
FHLMC participation certificates	38,748	184	128	38,804
Other	1,616			1,616

	$2,655,603	$20,760	$6,019	$2,670,344

	December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(Dollars in thousands)
GNMA certificates	$2,613,962	$28,607	$4,484	$2,638,085
FNMA participation certificates	24,967	306		25,273
FHLMC participation certificates	36,734	9	78	36,665
Other	1,774			1,774

	$2,677,437	$28,922	$4,562	$2,701,797

Our mortgage-backed securities available for sale portfolio was comprised of 61% fixed rate certificates and 39% variable rate certificates at September 30, 2004 compared with 79% fixed rate certificates and 21% variable rate certificates at December 31, 2003.

Note 3 – Net Loans Receivable

Net loans receivable consisted of the following:

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Consumer:
Automobile contracts	$11,483,904	$10,657,864
Dealer participation, net of deferred contract fees	190,143	175,263
Other	6,782	6,002
Unearned discounts	(43,742)	(61,300)

	11,637,087	10,777,829
Real estate:
Mortgage	183,648	237,668
Construction	39,845	16,503

	223,493	254,171
Undisbursed loan proceeds	(31,405)	(17,948)

	192,088	236,223
Commercial	106,823	124,431

	11,935,998	11,138,483
Allowance for credit losses	(312,222)	(301,602)

	$11,623,776	$10,836,881

Loans managed by us, excluding dealer participation and deferred contract fees, totaled $11.7 billion and $11.0 billion as of September 30, 2004 and December 31, 2003, respectively. We owned all of the $11.7 billion and $11.0 billion loans managed at September 30, 2004 and December 31, 2003, respectively. Nonperforming loans, or loans on which we have discontinued the accrual of interest income, included in net loans receivable were $51.4 million and $53.0 million at September 30, 2004 and December 31, 2003, respectively. Repossessed assets and real estate owned were $7.0 million and $10.6 million at September 30, 2004 and December 31, 2003, respectively, and are included in other assets on our Consolidated Statements of Financial Condition.

Note 4 – Allowance for Credit Losses

The following table sets forth the activity in the allowance for credit losses:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$307,293	$291,459	$301,602	$269,352
Chargeoffs:
Consumer loans	(76,689)	(88,345)	(232,403)	(258,495)
Commercial loans	(492)		(492)
Mortgage loans	(37)	(7)	(167)	(344)

	(77,218)	(88,352)	(233,062)	(258,839)
Recoveries:
Consumer loans	21,792	22,003	69,471	66,593
Commercial loans	18	12	40	61
Mortgage loans		6		40

	21,810	22,021	69,511	66,694

Net chargeoffs	(55,408)	(66,331)	(163,551)	(192,145)
Provision for credit losses	60,337	73,150	174,171	221,071

Balance at end of period	$312,222	$298,278	$312,222	$298,278

Ratio of net chargeoffs during the period (annualized) to average loans outstanding during the period	1.9%	2.5%	1.9%	2.5%
Ratio of allowance for credit losses to loans at the end of the period	2.6%	2.7%	2.6%	2.7%

Note 5 – Deposits

Deposits consisted of the following:

		Weighted Average		Weighted Average
		Rate for the		Rate for the
	Weighted Average	Nine Months Ended	Effects of Hedging	Nine Months Ended
	Rate at	September 30, 2004	for the	September 30, 2004
	September 30,	Excluding the Effects	Nine Months Ended	Including the Effects
	2004 (1)	of Hedging	September 30, 2004	of Hedging
Demand deposit accounts	0.1%	0.1%		0.1%
Passbook accounts	0.1	0.2		0.2
Money market deposit accounts	1.8	1.3	0.1%	1.4
Brokered certificate accounts	1.4	1.7		1.7
Certificate accounts	2.1	1.7	4.6	6.3

(1)	Contractual rate.

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Noninterest bearing deposits	$238,505	$210,405
Demand deposit accounts	862	1,145
Passbook accounts	6,102	7,282
Money market deposit accounts	1,219,918	963,004
Brokered certificate accounts	52,533	62,451
Certificate accounts	590,748	728,569

	$2,108,668	$1,972,856

Note 6 – Notes Payable on Automobile Secured Financing

In connection with our public asset-backed securitization activities, we issued $1.6 billion and $4.5 billion of notes secured by automobile contracts for the three and nine months ended September 30, 2004, respectively, compared with $1.7 billion and $4.5 billion for the same respective periods in 2003. There were $10.4 billion of notes payable on automobile secured financing outstanding at September 30, 2004 compared with $10.3 billion at December 31, 2003.

Interest payments are due either monthly or quarterly, in arrears. Interest expense on all notes payable on automobile secured financing, including interest payments under interest rate swap agreements, totaled $89.9 million and $273 million for the three and nine months ended September 30, 2004, respectively, compared with $102 million and $319 million for the same respective periods in 2003.

Note 7 – Accumulated Other Comprehensive Loss, Net of Tax

The following table summarizes the components of accumulated other comprehensive loss, net of tax:

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Unrealized gain on marketable securities	$8,782	$14,771
Unrealized loss on interest rate swaps: (1)
Deposits	(34,054)	(38,297)
Automobile secured financing	(3,947)	(19,539)
Securities sold under agreements to repurchase		(2,248)

	(38,001)	(60,084)
Realized loss on settled cash flow hedges: (1)
Deposits	(9,123)	(9,539)
Automobile secured financing	(2,142)	(11,889)

	(11,265)	(21,428)

Total other accumulated comprehensive loss	$(40,484)	$(66,741)

(1)	All cash flow hedges are structured to hedge future interest payments on deposits or borrowings.

Note 8 – Comprehensive income

The following table presents the components of comprehensive income, net of related tax, for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Net income	$54,672	$29,335	$152,451	$84,487
Unrealized gains (losses) on securities available for sale, net of tax	15,723	(2,184)	(4,544)	(7,926)
Unrealized (losses) gains on cash flow hedges, net of tax	(15,278)	7,276	(4,211)	(30,667)
Reclassification adjustment for gains on securities available for sale included in income, net of tax		(2,983)	(1,446)	(2,987)
Reclassification adjustment for losses on cash flow hedges included in income, net of tax	9,832	20,022	36,458	53,990

Comprehensive income	$64,949	$51,466	$178,708	$96,897

Note 9 – Dividends

On August 16, 2004, we declared a cash dividend of $0.14 per share for shareholders of record as of November 9, 2004 with a payable date of November 23, 2004.

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

Options outstanding and exercisable at September 30, 2004 were as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$12.00 — 13.00	168,103	1.25	$12.63	168,103	$12.63
13.00 — 14.00	153,250	2.39	13.25	153,250	13.25
15.00 — 16.00	1,000	3.11	15.25	750	15.25
17.00 — 18.00	227,071	3.39	17.32	152,508	17.32
18.00 — 19.00	701,666	3.81	18.57	243,840	18.53
19.00 — 20.00	5,000	4.85	19.85	2,500	19.85
20.00 — 21.00	3,000	5.10	20.41	750	20.41
42.00 — 43.00	528,500	4.38	42.19

$12.00 — 43.00	1,787,590	3.57	$24.39	721,701	$15.78

Stock option activity is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 1, 2003	1,167,438	$15.91
Granted	444,000	18.78
Exercised	(126,424)	14.84
Forfeited	(24,478)	17.19

Outstanding at December 31, 2003	1,460,536	16.86
Granted	540,900	42.19
Exercised	(175,069)	16.26
Forfeited	(38,777)	25.83

Outstanding at September 30, 2004	1,787,590	$24.39

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Our stock options have characteristics significantly different from traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Although we do not believe that there is a reliable single measure of the fair value of our employee stock options, we use the Binomial option valuation model to determine such value. We believe that this model provides a more reliable measure than the Black-Scholes model. The weighted average fair value of options granted during the nine month period ending September 30, 2004 was $13.26 compared to $5.48 for the year ended December 31, 2003.

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

Pro forma net income and diluted earnings per share for the respective periods were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share amounts)
Net income, as reported	$54,672	$29,335	$152,451	$84,487
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	458	122	1,167	285
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	581	315	1,597	919

Pro forma net income	$54,549	$29,142	$152,021	$83,853

Earnings per share:
Basic — as reported	$1.05	$0.65	$2.94	$2.05

Basic — pro forma	$1.05	$0.65	$2.93	$2.04

Earnings per share:
Diluted — as reported	$1.04	$0.64	$2.90	$2.03

Diluted — pro forma	$1.04	$0.64	$2.89	$2.01

Note 11 – Commitments and Contingencies

We or our subsidiaries are involved as a party to certain legal proceedings incidental to our business, including Lee, et al. v. WFS Financial Inc, United States District Court, Middle District of Tennessee at Nashville, No. 3-02-0570 filed June 17, 2002 (a putative class action raising claims under the Equal Credit Opportunity Act) and Thompson, et al. v. WFS Financial Inc, California Superior Court, County of Alameda Civil Action No, RG03088926, appeal pending in the Court of Appeal of the State of California, First Appellate District, Division One, No. A104967 (a putative class action raising claims under California’s Unfair Competition Law and related claims). WFS has reached a settlement in Lee, et al. v. WFS Financial Inc and Thompson, et al. v. WFS Financial Inc cases. The settlements will be final after court approval of the settlement in Lee, et al. v. WFS Financial Inc. We do not believe that the outcome of these proceedings will have a material effect upon our financial condition, results of operations and cash flows.

Beginning on May 24, 2004 and continuing thereafter, a total of four separate purported class action lawsuits relating to the announcement by Westcorp and WFS that Westcorp was commencing an exchange offer for the outstanding public shares of WFS were filed in the Orange County, California Superior Court against Westcorp, WFS, and individual board members of Westcorp and WFS. On June 24, 2004, the actions were consolidated under the caption In re WFS Financial Shareholder Litigation, Case No. 04CC00559. On July 16, 2004, the court granted a motion by plaintiff Alaska Hotel & Restaurant Employees Pension Trust Fund, in Case No.04CC00573, to amend the consolidation order to designate it the lead plaintiff in the litigation. Lead plaintiff filed a consolidated amended complaint on August 9, 2004, and then filed the present “corrected” consolidated amended complaint on September 15, 2004. All of the defendants have filed demurrers challenging the legal sufficiency of the pending complaint, which are scheduled for hearing. All of the shareholder-related actions allege, among other things, that the defendants breached their respective fiduciary duties and seek to enjoin or rescind the transaction and obtain an unspecified sum in damages and costs, including attorneys’ fees and expenses. We are vigorously defending this action and do not believe that the outcome of this proceeding will have a material effect upon our financial condition, results of operations and cash flows.

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

The California Department of Financial Institutions and the Office of Thrift Supervision have approved the Bank’s application to convert from a federal savings bank to a California state commercial bank subject to receipt of all other required regulatory approvals. The Federal Deposit Insurance Corporation approved the application to merge WFS into the Bank as part of the acquisition of the minority interest in WFS. The conversion is still contingent upon the approval of our application to become a bank holding company by the Board of Governors of the Federal Reserve. After the conversion, we will be subject to the laws, regulation and oversight of the California Department of Financial Institutions, the Federal Deposit Insurance Corporation and the Federal Reserve. The merger is also subject to approval by the majority of WFS’ minority shareholders.

We anticipate the merger of WFS with and into the Bank and the conversion of the Bank to a California state commercial bank will be completed sometime in the first quarter of 2005. We believe the combined company will provide greater flexibility in responding to market factors and will enable us to utilize, to a greater extent, the Bank’s low cost customer deposits to finance our activities.

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

Selected Financial Data

The following table presents summary unaudited financial data for the three and nine months ended September 30, 2004 and 2003. Since this table is only a summary and does not provide all of the information contained in our financial statements, including the related notes, you should read our Consolidated Financial Statements contained elsewhere herein. Certain amounts from the prior years’ Consolidated Financial Statements have been reclassified to conform to the current year presentation.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share amounts)
Consolidated Statements of Income Data:
Interest income	$321,238	$310,911	$945,880	$928,336
Interest expense	115,010	130,048	348,446	407,257

Net interest income	206,228	180,863	597,434	521,079
Provision for credit losses	60,337	73,150	174,171	221,071

Net interest income after provision for credit losses	145,891	107,713	423,263	300,008
Noninterest income	30,027	27,833	86,272	83,316
Noninterest expense	74,936	66,745	219,606	207,840

Income before income tax	100,982	68,801	289,929	175,484
Income tax	40,188	27,343	115,227	69,544

Income before minority interest	60,794	41,458	174,702	105,940
Minority interest in earnings of subsidiaries	6,122	12,123	22,251	21,453

Net income	$54,672	$29,335	$152,451	$84,487

Weighted average number of shares and common share equivalents — diluted	52,510,834	45,786,913	52,528,983	41,680,576
Earnings per common share — diluted	$1.04	$0.64	$2.90	$2.03
Dividends per share	$0.14	$0.13	$0.42	$0.39
Dividend payout ratio	13.4%	20.3%	14.5%	19.2%

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Consolidated Statements of Financial Condition Data:
Assets:
Cash and due from banks	$248,248	$382,082
Loans:
Consumer (1)	11,637,087	10,777,829
Mortgage (2)	192,088	236,223
Commercial	106,823	124,431
Mortgage-backed securities	2,670,344	2,701,797
Investments and time deposits	499,905	363,148
Other assets	309,726	332,012
Less: Allowance for credit losses	312,222	301,602

Total assets	$15,351,999	$14,615,920

Liabilities:
Deposits	$2,108,668	$1,972,856
Notes payable on automobile secured financing	10,415,151	10,254,641
FHLB advances and other borrowings	879,354	560,179
Subordinated debentures	295,053	394,854
Other liabilities	211,030	179,471

Total liabilities	13,909,256	13,362,001
Minority interest in equity of subsidiaries	158,045	131,434
Shareholders’ equity	1,284,698	1,122,485

Total liabilities and shareholders’ equity	$15,351,999	$14,615,920

	At or For the		At or For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Other Selected Financial Data:
Average automobile contracts managed	$11,268,695	$10,284,067	$10,980,339	$9,885,681
Average shareholders’ equity (3)	$1,300,509	$908,530	$1,253,692	$791,998
Return on average shareholders’ equity (3)	16.82%	12.92%	16.21%	14.22%
Book value per share (3)	$25.55	$20.89	$25.55	$20.89
Total equity to assets (4)	9.66%	7.54%	9.66%	7.54%
Originations:
Consumer loans (1)	$1,801,355	$1,684,198	$5,055,659	$4,626,928
Mortgage loans (2)	15,548	2,016	27,003	21,326
Commercial loans	111,853	108,422	237,570	304,078

Total loan originations	$1,928,756	$1,794,636	$5,320,232	$4,952,332

Interest rate spread	5.06%	4.86%	5.04%	4.94%

(1)	Net of unearned discounts.

(2)	Net of undisbursed loan proceeds.

(3)	Excludes other comprehensive loss.

(4)	Excludes other comprehensive loss and includes minority interest.

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

Securitization Transactions

Automobile contracts sold by us to our special purpose entity subsidiaries in connection with securitization transactions are treated as having been sold for bankruptcy purposes. The subsequent transfer of such automobile contracts to the securitization trust is treated as secured financing under Generally Accepted Accounting Principles, also known as GAAP. For GAAP purposes, the contracts are retained on the balance sheet with the securities issued to finance the automobile contracts recorded as notes payable on automobile secured financing. We record interest income on the securitized contracts and interest expense on the notes issued through the securitization transactions.

As servicer of these contracts, we may hold and remit funds collected from the borrowers on behalf of the trustee pursuant to reinvestment contracts that we have entered into or we may deliver funds to the relevant trustee to be held until the distribution dates, depending on the terms of our securitizations.

Allowance for Credit Losses

Management determines the amount of the allowance for credit losses based on a review of various analyses. These analyses include trends in chargeoffs by credit tier over various time periods and at various statistical midpoints and high points, the severity of depreciated values of repossessions, trends in the number of days repossessions are held in inventory, trends in the number of contract modifications, trends in delinquency roll rates, trends in deficiency balance collections both internally and from collection agencies, trends in custom credit scores and the effectiveness of our custom credit scores, and trends in the economy generally or in specific geographic locations. Despite these analyses, we recognize that establishing allowance for credit losses is not an exact science and can be highly judgmental in nature.

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

The California Department of Financial Institutions and the Office of Thrift Supervision have approved the Bank’s application to convert from a federal savings bank to a California state commercial bank subject to receipt of all other required regulatory approvals. The Federal Deposit Insurance Corporation approved the application to merge WFS into the Bank as part of the acquisition of the minority interest in WFS. The conversion is still contingent upon the approval of our application to become a bank holding company by the Board of Governors of the Federal Reserve. After the conversion, we will be subject to the laws, regulation and oversight of the California Department of Financial Institutions, the Federal Deposit Insurance Corporation and the Federal Reserve. The merger is also subject to approval by the majority of WFS’ minority shareholders.

We anticipate the merger of WFS with and into the Bank and the conversion of the Bank to a California state commercial bank will be completed sometime in the first quarter of 2005. We believe the combined company will provide greater flexibility in responding to market factors and will enable us to utilize, to a greater extent, the Bank’s low cost customer deposits to finance our activities.

Results of Operations

Net Interest Income

Net interest income is affected by our interest rate spread, which is the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities, and the relative amounts of our interest earning assets and interest bearing liabilities. Net interest income totaled $206 million and $597 million for the three and nine months ended September 30, 2004, respectively, compared with $181 million and $521 million for the same respective periods in 2003. The increase in net interest income was the result of us holding more contracts on balance sheet as well as wider net interest margins.

The following table presents information relative to the average balances and interest rates for the periods indicated:

	For the Three Months Ended September 30,
	2004			2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest earning assets:
Total investments:
Mortgage-backed securities	$2,610,918	$25,828	3.96%	$2,516,193	$15,936	2.53%
Other short-term investments	660,922	2,427	1.46	414,078	1,122	1.08
Investment securities	115,445	1,173	4.07	92,888	823	3.54
Interest earning deposits with others	5,668	14	0.98	6,803	11	0.70

Total investments	3,392,953	29,442	3.47	3,029,962	17,892	2.36
Total loans: (1)
Consumer loans	11,461,360	287,806	9.99	10,463,303	288,138	10.93
Mortgage loans	174,927	2,181	4.99	239,544	3,204	5.35
Commercial loans	116,178	1,628	5.48	116,514	1,491	5.01
Construction loans	13,944	181	5.08	15,061	186	4.84

Total loans	11,766,409	291,796	9.87	10,834,422	293,019	10.73

Total interest earning assets	$15,159,362	321,238	8.43	$13,864,384	310,911	8.90

Interest bearing liabilities:
Deposits	$2,083,963	15,101	2.88	$1,968,859	15,695	3.16
Securities sold under agreements to repurchase				203,641	1,032	1.98
FHLB advances and other borrowings	509,385	1,947	1.50	515,980	1,689	1.29
Notes payable on automobile secured financing	10,722,274	89,869	3.35	9,763,149	101,803	4.17
Subordinated debentures	321,990	8,093	10.05	394,804	9,829	9.96

Total interest bearing liabilities	$13,637,612	115,010	3.37	$12,846,433	130,048	4.04

Net interest income and interest rate spread		$206,228	5.06%		$180,863	4.86%

Net yield on average interest earning assets			5.40%			5.18%

(1)	For the purpose of these computations, nonaccruing loans are included in the average loan amounts outstanding.

	For the Nine Months Ended September 30,
	2004			2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest earning assets:
Total investments:
Mortgage-backed securities	$2,593,595	$72,666	3.74%	$2,514,424	$61,950	3.29%
Other short-term investments	638,409	5,840	1.22	321,429	2,949	1.23
Investment securities	123,329	3,354	3.63	69,116	2,213	4.27
Interest earning deposits with others	5,740	31	0.74	8,383	55	0.87

Total investments	3,361,073	81,891	3.25	2,913,352	67,167	3.07
Total loans: (1)
Consumer loans	11,167,879	851,622	10.19	10,056,540	846,270	11.25
Mortgage loans	204,821	7,708	5.02	255,896	10,543	5.49
Commercial loans	106,169	4,371	5.41	111,044	4,020	4.77
Construction loans	7,817	288	4.83	9,595	336	4.63

Total loans	11,486,686	863,989	10.05	10,433,075	861,169	11.03

Total interest earning assets	$14,847,759	945,880	8.51	$13,346,427	928,336	9.30

Interest bearing liabilities:
Deposits	$2,026,245	42,291	2.79	$1,981,146	50,269	3.39
Securities sold under agreements to repurchase	10,894	94	1.13	218,569	3,433	2.07
FHLB advances and other borrowings	614,882	6,015	1.29	444,529	4,775	1.45
Notes payable on automobile secured financing	10,377,881	272,678	3.50	9,426,038	319,136	4.51
Subordinated debentures	365,619	27,368	9.98	396,742	29,644	9.96

Total interest bearing liabilities	$13,395,521	348,446	3.47	$12,467,024	407,257	4.36

Net interest income and interest rate spread		$597,434	5.04%		$521,079	4.94%

Net yield on average interest earning assets			5.37%			5.25%

(1)	For the purpose of these computations, nonaccruing loans are included in the average loan amounts outstanding.

The total interest rate spread increased 20 basis points for the three months ended September 30, 2004 compared with the three months ended September 30, 2003 due to a decrease of 47 basis points in the yield on interest earning assets combined with a 67 basis point decrease in the cost of funds. The total interest rate spread increased 10 basis points for the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003 due to a decrease of 79 basis points in the yield on interest earning assets combined with an 89 basis point decrease in the cost of funds. The decrease in the yield on interest earning assets and cost of funds in 2004 is primarily due to a lower interest rate environment.

The following table sets forth the changes in net interest income attributable to changes in volume (change in average portfolio volume multiplied by prior period average rate) and changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance):

	For the Nine Months Ended September 30, 2004
	Compared to the Nine Months Ended September 30, 2003 (1)
	Volume	Rate	Total
	(Dollars in thousands)
Increase (decrease) in interest income:
Mortgage-backed securities	$3,563	$7,153	$10,716
Other short-term investments	2,931	(40)	2,891
Investment securities	1,700	(559)	1,141
Interest earning deposits with others	(16)	(8)	(24)
Total loans:
Consumer loans	117,968	(112,616)	5,352
Mortgage loans	(1,984)	(851)	(2,835)
Commercial loans	(264)	615	351
Construction loans	(70)	22	(48)

Total interest income	$123,828	$(106,284)	$17,544

Increase (decrease) in interest expense:
Deposits	$1,800	$(9,778)	$(7,978)
Securities sold under agreements to repurchase	(2,259)	(1,080)	(3,339)
FHLB advances and other borrowings	2,067	(827)	1,240
Notes payable on automobile secured financing	44,736	(91,194)	(46,458)
Subordinated debentures	(2,336)	60	(2,276)

Total interest expense	$44,008	$(102,819)	$(58,811)

Increase in net interest income			$76,355

(1)	In the analysis of interest changes due to volume and rate, the changes due to the volume/rate variance (the combined effect of change in weighted average interest rate and change in average portfolio balance) have been allocated proportionately based on the absolute value of the volume and rate variances.

Provision for Credit Losses

We maintain an allowance for credit losses to cover probable losses that can be reasonably estimated for the loans held on the balance sheet. The level of allowance is based principally on the outstanding balance of loans held on balance sheet and historical loss trends. We believe that the allowance for credit losses is currently adequate to absorb probable losses in our loan portfolio that can be reasonably estimated. The provision for credit losses totaled $60.3 million and $174 million for the three and nine months ended September 30, 2004, respectively, compared with $73.2 million and $221 million for the same respective periods in 2003. The provision for credit losses declined as a result of improvement in chargeoffs due to an increase in the amount of prime credit contracts held by us and an improving economy.

Contract Securitizations

The following table lists each of our public securitizations. All securitizations prior to 2000-D were paid in full on or before their contractual maturity dates and none of the remaining securitizations have yet reached their contractual maturity dates.

Securitizations

				Remaining			Gross
			Remaining	Balance as a	Original	Original	Interest
Issue		Original	Balance at	Percent of	Weighted	Weighted Average	Rate
Number	Close Date	Balance	September 30, 2004 (1)	Original Balance	Average APR	Securitization Rate	Spread (2)
(Dollars in thousands)
1985-A	December, 1985	$110,000	Paid in full		18.50%	8.38%	10.12%
1986-A	November, 1986	191,930	Paid in full		14.20	6.63	7.57
1987-A	March, 1987	125,000	Paid in full		12.42	6.75	5.67
1987-B	July, 1987	110,000	Paid in full		12.68	7.80	4.88
1988-A	February, 1988	155,000	Paid in full		13.67	7.75	5.92
1988-B	May, 1988	100,000	Paid in full		14.01	8.50	5.51
1988-C	July, 1988	100,000	Paid in full		15.41	8.50	6.91
1988-D	October, 1988	105,000	Paid in full		14.95	8.85	6.10
1989-A	March, 1989	75,000	Paid in full		15.88	10.45	5.43
1989-B	June, 1989	100,000	Paid in full		15.96	9.15	6.81
1990-A	August, 1990	150,000	Paid in full		16.05	8.35	7.70
1990-1	November, 1990	150,000	Paid in full		15.56	8.50	7.06
1991-1	April, 1991	200,000	Paid in full		16.06	7.70	8.36
1991-2	May, 1991	200,000	Paid in full		15.75	7.30	8.45
1991-3	August, 1991	175,000	Paid in full		15.69	6.75	8.94
1991-4	December, 1991	150,000	Paid in full		15.53	5.63	9.90
1992-1	March, 1992	150,000	Paid in full		14.49	5.85	8.64
1992-2	June, 1992	165,000	Paid in full		14.94	5.50	9.44
1992-3	September, 1992	135,000	Paid in full		14.45	4.70	9.75
1993-1	March, 1993	250,000	Paid in full		13.90	4.45	9.45
1993-2	June, 1993	175,000	Paid in full		13.77	4.70	9.07
1993-3	September, 1993	187,500	Paid in full		13.97	4.25	9.72
1993-4	December, 1993	165,000	Paid in full		12.90	4.60	8.30
1994-1	March, 1994	200,000	Paid in full		13.67	5.10	8.57
1994-2	May, 1994	230,000	Paid in full		14.04	6.38	7.66
1994-3	August, 1994	200,000	Paid in full		14.59	6.65	7.94
1994-4	October, 1994	212,000	Paid in full		15.58	7.10	8.48
1995-1	January, 1995	190,000	Paid in full		15.71	8.05	7.66
1995-2	March, 1995	190,000	Paid in full		16.36	7.10	9.26
1995-3	June, 1995	300,000	Paid in full		15.05	6.05	9.00
1995-4	September, 1995	375,000	Paid in full		15.04	6.20	8.84
1995-5	December, 1995	425,000	Paid in full		15.35	5.88	9.47
1996-A	March, 1996	485,000	Paid in full		15.46	6.13	9.33
1996-B	June, 1996	525,000	Paid in full		15.74	6.75	8.99
1996-C	September, 1996	535,000	Paid in full		15.83	6.60	9.23
1996-D	December, 1996	545,000	Paid in full		15.43	6.17	9.26
1997-A	March, 1997	500,000	Paid in full		15.33	6.60	8.73
1997-B	June, 1997	590,000	Paid in full		15.36	6.37	8.99
1997-C	September, 1997	600,000	Paid in full		15.43	6.17	9.26
1997-D	December, 1997	500,000	Paid in full		15.19	6.34	8.85
1998-A	March, 1998	525,000	Paid in full		14.72	6.01	8.71
1998-B	June, 1998	660,000	Paid in full		14.68	6.06	8.62
1998-C	November, 1998	700,000	Paid in full		14.42	5.81	8.61
1999-A	January, 1999	1,000,000	Paid in full		14.42	5.70	8.72
1999-B	July, 1999	1,000,000	Paid in full		14.62	6.36	8.26
1999-C	November, 1999	500,000	Paid in full		14.77	7.01	7.76
2000-A	March, 2000	1,200,000	Paid in full		14.66	7.28	7.38
2000-B	May, 2000	1,000,000	Paid in full		14.84	7.78	7.06
2000-C	August, 2000	1,390,000	Paid in full		15.04	7.32	7.72
2000-D	November, 2000	1,000,000	$117,922	11.79%	15.20	6.94	8.26
2001-A	January, 2001	1,000,000	137,593	13.76	14.87	5.77	9.10
2001-B	May, 2001	1,370,000	200,716	14.65	14.41	4.23	10.18
2001-C	August, 2001	1,200,000	235,507	19.63	13.90	4.50	9.40
2002-1	March, 2002	1,800,000	505,316	28.07	13.50	4.26	9.24
2002-2	May, 2002	1,750,000	591,484	33.80	12.51	3.89	8.62
2002-3	August, 2002	1,250,000	481,961	38.56	12.30	3.06	9.24
2002-4	November, 2002	1,350,000	627,358	46.47	12.18	2.66	9.52
2003-1	February, 2003	1,343,250	651,202	48.48	11.79	2.42	9.37
2003-2	May, 2003	1,492,500	820,627	54.98	11.57	2.13	9.44
2003-3	August, 2003	1,650,000	1,131,789	68.59	10.59	2.66	7.93
2003-4	November, 2003	1,403,625	973,640	69.37	10.89	2.70	8.19
2004-1	February, 2004	1,477,500	1,136,091	76.89	10.89	2.35	8.54
2004-2	May, 2004	1,477,500	1,303,972	88.26	10.98	3.02	7.96
2004-3	August, 2004	1,552,000	1,509,888	97.29	10.64	3.49	7.15
2004-4	October, 2004	1,358,000			11.19	3.10	8.09

	Total	$40,475,805	$10,425,066

(1)	Represents only the note payable amounts outstanding at the period indicated.
(2)	Represents the difference between the original weighted average annual percentage rate, also known as the APR, and the estimated weighted average securitization rate on the closing date of the securitization.

Noninterest Expense

Noninterest expense totaled $74.9 million and $220 million for the three and nine months ended September 30, 2004, respectively, compared with $66.7 million and $208 million for the same respective periods in 2003. Noninterest expense as a percent of total revenues improved to 32% for both the three and nine months ended September 30, 2004, respectively, compared with 32% and 34% for the same respective periods in 2003 as a result of lower collection costs and operating efficiencies.

Income Taxes

We file federal and certain state tax returns as part of a consolidated group that includes the Bank and WFS. We file other state tax returns as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. Our effective tax rate was 40% for both the three and nine months ended September 30, 2004 and for the same respective periods in 2003.

Financial Condition

Overview

Total assets increased $736 million or 5.0% to $15.4 billion at September 30, 2004 from $14.6 billion at December 31, 2003. The increase is due primarily to an increase in automobile contracts originated.

Loan Portfolio

The following table presents a summary of our automobile contracts purchased:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
New vehicles	$626,272	$586,648	$1,795,921	$1,462,024
Pre-owned vehicles	1,172,834	1,096,754	3,255,200	3,160,047

Total volume	$1,799,106	$1,683,402	$5,051,121	$4,622,071

Prime	$1,434,280	$1,406,674	$4,096,399	$3,829,825
Non-prime	364,826	276,728	954,722	792,246

Total volume	$1,799,106	$1,683,402	$5,051,121	$4,622,071

Commercial Loan Portfolio

We had outstanding commercial loan commitments of $283 million at September 30, 2004 compared with $225 million at December 31, 2003. We originated $112 million and $238 million of commercial loans for the three and nine months ended September 30, 2004, respectively, compared with $108 million and $304 million for the same respective periods in 2003. Amounts outstanding at September 30, 2004 and December 31, 2003 were $107 million and $124 million, respectively.

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

We calculate delinquency based on the contractual due date. The improvement in delinquency is primarily the result of improvements in the economy and normal seasonal trends.

The following table sets forth information with respect to the delinquency of our portfolio of contracts:

	September 30, 2004		December 31, 2003
	Amount	%	Amount	%
	(Dollars in thousands)
Contracts managed at end of period	$11,440,352		$10,596,665

Period of delinquency
30-59 days	$183,463	1.60%	$219,937	2.08%
60 days or more (1)	73,126	0.64	87,129	0.82

Total contracts delinquent and delinquencies as a percentage of contracts managed (1)	$256,589	2.24%	$307,066	2.90%

(1)	Excludes Chapter 13 bankruptcy accounts greater than 120 days past due of $45.4 million at September 30, 2004 and $45.6 million at December 31, 2003.

The following table sets forth information with respect to repossessions in our portfolio of managed contracts:

	September 30, 2004		December 31, 2003
	Number of		Number of
	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Contracts managed	869,036	$11,440,352	826,122	$10,596,665

Repossessed vehicles	885	$6,601	1,522	$10,331

Repossessed vehicles as a percentage of number and amount of contracts outstanding	0.10%	0.06%	0.18%	0.10%

The following table sets forth information with respect to actual credit loss experience on our portfolio of managed contracts. Net chargeoffs declined as a result of an improving economy.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Average contracts managed during period	$11,268,696	$10,284,067	$10,980,339	$9,885,681

Gross chargeoffs	$76,688	$88,343	$232,395	$258,491
Recoveries	21,791	21,916	69,408	66,451

Net chargeoffs	$54,897	$66,427	$162,987	$192,040

Net chargeoffs as a percentage of average contracts managed during period	1.95%	2.58%	1.98%	2.59%

     The following table sets forth the cumulative static pool losses by month for all outstanding public securitized pools:

Cumulative Static Pool Loss Curves
At September 30, 2004

Period (1)	2000-D	2001-A	2001-B	2001-C	2002-1	2002-2	2002-3	2002-4	2003-1	2003-2	2003-3	2003-4	2004-1	2004-2	2004-3
1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.04%	0.03%	0.03%	0.04%	0.01%	0.00%	0.02%	0.02%	0.01%	0.00%	0.00%	0.01%	0.00%	0.00%	0.02%
3	0.11%	0.09%	0.10%	0.09%	0.06%	0.03%	0.06%	0.07%	0.04%	0.02%	0.02%	0.03%	0.02%	0.03%
4	0.24%	0.20%	0.21%	0.20%	0.15%	0.10%	0.14%	0.16%	0.11%	0.06%	0.06%	0.08%	0.06%	0.07%
5	0.39%	0.33%	0.33%	0.35%	0.29%	0.18%	0.27%	0.26%	0.18%	0.14%	0.13%	0.14%	0.11%	0.15%
6	0.54%	0.50%	0.50%	0.49%	0.43%	0.32%	0.44%	0.38%	0.29%	0.25%	0.23%	0.21%	0.19%
7	0.74%	0.70%	0.69%	0.65%	0.60%	0.49%	0.57%	0.50%	0.41%	0.36%	0.32%	0.28%	0.27%
8	0.93%	0.84%	0.87%	0.81%	0.84%	0.66%	0.70%	0.61%	0.53%	0.48%	0.40%	0.35%	0.34%
9	1.13%	1.04%	1.05%	0.95%	1.06%	0.82%	0.82%	0.78%	0.66%	0.59%	0.47%	0.44%
10	1.34%	1.24%	1.22%	1.07%	1.28%	0.96%	0.96%	0.94%	0.80%	0.70%	0.55%	0.54%
11	1.50%	1.45%	1.36%	1.20%	1.48%	1.10%	1.10%	1.08%	0.93%	0.80%	0.62%	0.61%
12	1.74%	1.67%	1.53%	1.37%	1.67%	1.26%	1.24%	1.28%	1.06%	0.89%	0.71%
13	1.95%	1.90%	1.67%	1.55%	1.82%	1.39%	1.38%	1.43%	1.21%	0.98%	0.80%
14	2.21%	2.09%	1.81%	1.74%	1.99%	1.51%	1.53%	1.59%	1.31%	1.08%	0.88%
15	2.48%	2.25%	2.00%	1.97%	2.14%	1.68%	1.70%	1.77%	1.40%	1.20%
16	2.71%	2.41%	2.19%	2.16%	2.27%	1.83%	1.88%	1.92%	1.50%	1.31%
17	2.89%	2.54%	2.37%	2.36%	2.45%	1.99%	2.03%	2.05%	1.60%	1.41%
18	3.08%	2.73%	2.60%	2.59%	2.62%	2.16%	2.15%	2.16%	1.70%
19	3.22%	2.93%	2.80%	2.78%	2.80%	2.31%	2.28%	2.25%	1.85%
20	3.40%	3.11%	3.01%	2.95%	2.99%	2.46%	2.41%	2.37%	1.99%
21	3.59%	3.34%	3.19%	3.14%	3.15%	2.60%	2.52%	2.49%
22	3.78%	3.54%	3.34%	3.29%	3.31%	2.72%	2.62%	2.62%
23	3.96%	3.72%	3.49%	3.41%	3.45%	2.86%	2.74%	2.73%
24	4.18%	3.92%	3.62%	3.57%	3.58%	2.95%	2.83%
25	4.41%	4.10%	3.75%	3.73%	3.69%	3.03%	2.96%
26	4.58%	4.23%	3.87%	3.88%	3.80%	3.13%	3.08%
27	4.79%	4.36%	4.00%	4.04%	3.92%	3.22%
28	4.96%	4.47%	4.15%	4.20%	4.02%	3.33%
29	5.08%	4.56%	4.28%	4.35%	4.12%	3.41%
30	5.22%	4.67%	4.40%	4.46%	4.22%
31	5.34%	4.81%	4.52%	4.57%	4.30%
32	5.44%	4.92%	4.64%	4.69%
33	5.54%	5.04%	4.73%	4.77%
34	5.66%	5.13%	4.83%	4.85%
35	5.76%	5.24%	4.93%	4.92%
36	5.86%	5.31%	4.99%	5.01%
37	5.97%	5.39%	5.05%	5.09%
38	6.04%	5.45%	5.11%	5.16%
39	6.12%	5.50%	5.17%
40	6.19%	5.56%	5.24%
41	6.25%	5.61%	5.29%
42	6.28%	5.66%
43	6.32%	5.70%
44	6.36%	5.75%
45	6.40%
46	6.43%
47	6.46%
Prime Mix (2)	68%	71%	71%	76%	70%	87%	85%	80%	80%	82%	84%	82%	82%	82%	81%

(1)	Represents the number of months since the inception of the securitization.

(2)	Represents the original percentage of prime automobile contracts securitized within each pool.

Real Estate Loan Quality

We had 0.72% of total mortgage loans past due over 60 days at September 30, 2004 compared with 1.25% of total mortgage loans at December 31, 2003. The decrease in total mortgage loans past due over 60 days at September 30, 2004 is due to an improving economy.

Nonperforming Assets

Nonperforming loans, also known as NPLs, are defined as all nonaccrual loans. This includes mortgage loans 90 days or more past due, impaired loans where full collection of principal and interest is not reasonably assured and Chapter 13 bankruptcy accounts that are contractually past due over 120 days. For those accounts that are in Chapter 13 bankruptcy and are contractually past due over 120 days, all accrued interest is reversed and income is recognized on a cash basis. When a loan is designated as nonaccrual, all previously accrued but unpaid interest is reversed. Interest on NPLs excluded from interest income was $0.3 million and $1.0 million for the three and nine months ended September 30, 2004, respectively, compared with $0.9 million and $2.5 million for the same respective periods in 2003.

Nonperforming assets, also known as NPAs, consist of NPLs, repossessed automobiles and real estate owned, also known as REO. Repossessed automobiles and REO are carried at lower of cost or fair value. NPAs decreased $5.2 million to $58.4 million at September 30, 2004 compared with $63.6 million at December 31, 2003. The decrease in the NPAs was primarily due to a $3.7 million decrease in repossessed automobiles. NPAs represented 0.4% of total assets at both September 30, 2004 and December 31, 2003. There were no impaired loans at September 30, 2004 and December 31, 2003.

Allowance for Credit Losses

Our allowance for credit losses was $312 million at September 30, 2004 compared to $302 million at December 31, 2003. Net chargeoffs totaled $55.4 million and $164 million for the three and nine months ended September 30, 2004, respectively, compared with $66.3 million and $192 million for the same respective periods in 2003. The increase in the allowance for credit losses was the result of a higher level of automobile contracts held on balance sheet. The allowance for credit losses as a percentage of owned loans outstanding was 2.6% at September 30, 2004 compared with 2.7% at December 31, 2003. Based on the analysis we performed related to the allowance for credit losses as described under Critical Accounting Policies, we believe that our allowance for credit losses is currently adequate to cover probable losses in our loan portfolio that can be reasonably estimated.

The following table presents summarized data relative to the allowance for credit and real estate owned losses at the dates indicated:

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Total loans (1)	$11,935,998	$11,138,483
Allowance for credit losses	312,222	301,602
Allowance for real estate owned losses	100	100
Loans past due 60 days or more (2)	74,678	91,381
Nonperforming loans (3)	51,355	53,026
Nonperforming assets (4)	58,363	63,600
Allowance for credit losses as a percent of:
Total loans (1)	2.6%	2.7%
Loans past due 60 days or more	418.1%	330.0%
Nonperforming loans	608.0%	568.8%
Total allowance for credit losses and REO losses as a percent of nonperforming assets	535.1%	474.4%
Nonperforming loans as a percent of total loans	0.4%	0.5%
Nonperforming assets as a percent of total assets	0.4%	0.4%

(1)	Loans net of unearned interest and undisbursed loan proceeds.

(2)	Excludes nonaccrual Chapter 13 bankruptcy accounts.

(3)	All nonperforming loans are on nonaccrual.

(4)	Nonperforming loans, repossessed automobiles and real estate owned, net of allowance.

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

The following table sets forth the amount of our deposits by type at the dates indicated:

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
No minimum term:
Demand deposit accounts	$862	$1,145
Passbook accounts	6,102	7,282
Money market accounts	1,219,918	963,004
Noninterest bearing deposits	238,505	210,405

Core deposits	1,465,387	1,181,836
Certificate accounts:
Certificates (30 days to five years)	523,905	646,868
Individual retirement accounts	66,843	81,701
Brokered deposits	52,533	62,451

	$2,108,668	$1,972,856

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

Principal Sources of Cash

•	Automobile Contract Securitizations – Securitizations totaled $1.6 billion and $4.5 billion for the three and nine months ended September 30, 2004, respectively, compared with $1.7 billion and $4.5 billion for the same respective periods in 2003.

•	Collections of Principal and Interest from Loans and MBS and Release of Cash from Spread Accounts – The collection of principal and interest from contracts originated and securitized and the release of cash from spread accounts is another significant source of funds for us. Principal and interest collections on loans and MBS totaled $1.2 billion and $4.0 billion for the three and nine months ended September 30, 2004, respectively, compared with $1.8 billion and $5.2 billion for the same respective periods in 2003. The decrease in the principal and interest collections is due to principal and interest on our senior/subordinated securitizations being held at the trustee in collection and spread accounts until certain predetermined levels are reached.

•	Deposits – Deposits were $2.1 billion at September 30, 2004 and $2.0 billion at December 31, 2003.

•	Other Borrowings – Other borrowings, which include securities sold under agreements to repurchase and FHLB advances, increased to $871 million at September 30, 2004 from $551 million at December 31, 2003.

•	Subordinated Debentures – In 1997 and 2002, we issued $150 million of 8.875% and $300 million of 9.625% subordinated capital debentures due in 2007 and 2012, respectively. At September 30, 2004 there was $300 million outstanding on the subordinated debenture due in 2012, excluding discounts and issue costs. On August 1, 2004, we redeemed the outstanding balance of our $150 million, 8.875% subordinated debentures due 2007 at par plus accrued but unpaid interest to the redemption date.

Principal Uses of Cash

•	Acquisition of Loans and Investment Securities – Loan originations totaled $1.9 billion and $5.3 billion for the three and nine months ended September 30, 2004, respectively, compared with $1.8 billion and $5.0 billion for the same respective periods in 2003. We purchased $252 million and $1.0 billion of mortgage-backed securities and other investment securities during the three and nine months ended September 30, 2004, respectively, compared with $743 million and $1.8 billion for the same respective periods in 2003.

•	Payments of Principal and Interest on Securitizations – Payments of principal and interest to noteholders and certificateholders totaled $1.7 billion and $4.6 billion for the three and nine months ended September 30, 2004, respectively, compared with $1.3 billion and $3.7 billion for the same respective periods in 2003.

•	Amounts Paid to Dealers – Participation paid by us to dealers was $42.3 million and $117 million for the three and nine months ended September 30, 2004, respectively, compared with $39.6 million and $109 million for the same respective periods in 2003.

•	Operating Our Business – Noninterest expenses totaled $74.9 million and $220 million for the three and nine months ended September 30, 2004, respectively, compared with $66.7 million and $208 million for the same respective periods in 2003.

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

The following table summarizes the Bank’s actual capital and required capital as of September 30, 2004 and December 31, 2003:

			Tier 1
	Tangible	Core	Risk-Based	Risk-Based
	Capital	Capital	Capital	Capital
	(Dollars in thousands)
September 30, 2004
Actual Capital:
Amount	$1,033,691	$1,033,691	$1,030,680	$1,449,391
Capital ratio	8.10%	8.10%	10.56%	14.85%
FIRREA minimum required capital:
Amount	$191,365	$382,729	N/A	$780,695
Capital ratio	1.50%	3.00%	N/A	8.00%
Excess	$842,326	$650,962	N/A	$668,696
FDICIA well capitalized required capital:
Amount	N/A	$637,882	$585,521	$975,869
Capital ratio	N/A	5.00%	6.00%	10.00%
Excess	N/A	$395,809	$445,159	$473,523
December 31, 2003
Actual Capital:
Amount	$884,536	$884,536	$881,517	$1,357,744
Capital ratio	7.06%	7.06%	9.20%	14.17%
FIRREA minimum required capital:
Amount	$187,923	$375,845	N/A	$766,665
Capital ratio	1.50%	3.00%	N/A	8.00%
Excess	$696,613	$508,691	N/A	$591,079
FDICIA well capitalized required capital:
Amount	N/A	$626,409	$574,999	$958,332
Capital ratio	N/A	5.00%	6.00%	10.00%
Excess	N/A	$258,127	$306,518	$399,412

The following table reconciles the Bank’s capital in accordance with GAAP to the Bank’s tangible, core and risk-based capital:

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Bank shareholder’s equity — GAAP basis	$835,191	$685,045
Plus: Net unrealized losses	40,602	68,203
Plus: Minority interest in equity of subsidiaries	158,045	131,434
Less: Non-permissible activities	(147)	(146)

Total tangible and core capital	1,033,691	884,536
Adjustments for risk-based capital:
Subordinated debentures (1)	295,599	355,370
General loan valuation allowance (2)	123,112	120,857
Low-level recourse deduction	(3,011)	(3,019)

Risk-based capital	$1,449,391	$1,357,744

(1)	Excludes capitalized discounts and issue costs.

(2)	Limited to 1.25% of risk-weighted assets.

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

The following table summarizes our maturity GAP position:

	Interest Rate Sensitivity Analysis at September 30, 2004
				3 Years
	Within	3 Months	1 Year to	to	After 5
	3 Months	to 1 Year	3 Years	5 Years	Years	Total
	(Dollars in thousands)
Interest earning assets:
Investment securities	$57,305		$50,069			$107,374
Other investments	545,629					545,629
Mortgage-backed securities	683,153	$1,145,691	554,724	$166,526	$120,250	2,670,344

Total investments	1,286,087	1,145,691	604,793	166,526	120,250	3,323,347
Consumer loans (1)	817,615	3,208,741	5,487,367	2,043,162	80,202	11,637,087
Mortgage loans:
Adjustable rate (2)	162,382	4,798				167,180
Fixed rate (2)	1,068	2,559	3,811	1,684	1,246	10,368
Construction loans (2)	14,540					14,540
Commercial loans (2)	106,781	42				106,823

Total interest earning assets	2,388,473	4,361,831	6,095,971	2,211,372	201,698	15,259,345
Interest bearing liabilities:
Deposits:
Passbook accounts	6,102					6,102
Demand deposit and money market accounts	1,220,780					1,220,780
Certificate accounts (3)	237,286	391,014	14,320	661		643,281
Notes payable on automobile secured financing (3)	2,508,615	2,854,311	4,258,083	794,142		10,415,151
FHLB advances (3)	868,107				2,551	870,658
Subordinated debentures (3)					295,053	295,053
Other borrowings (3)	8,695					8,695

Total interest bearing liabilities	4,849,585	3,245,325	4,272,403	794,803	297,604	13,459,720

Excess interest earning/bearing assets (liabilities)	(2,461,112)	1,116,506	1,823,568	1,416,569	(95,906)	1,799,625
Effect of hedging activities (4)	1,431,520	(157,587)	(640,208)	(433,725)	(200,000)

Hedged (deficit) excess	$(1,029,592)	$958,919	$1,183,360	$982,844	$(295,906)	$1,799,625

Cumulative (deficit) excess	$(1,029,592)	$(70,673)	$1,112,687	$2,095,531	$1,799,625	$1,799,625

Cumulative (deficit) excess as a percentage of total interest earning assets	(6.75)%	(0.46)%	7.29%	13.73%	11.79%	11.79%

(1)	Based on contractual maturities adjusted by our historical prepayment rate.

(2)	Based on interest rate repricing adjusted for projected prepayments.

(3)	Based on contractual maturity.

(4)	Includes effect of interest rate swaps designated against deposits.

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

We or our subsidiaries are involved as a party to certain legal proceedings incidental to our business, including Lee, et al. v. WFS Financial Inc, United States District Court, Middle District of Tennessee at Nashville, No. 3-02-0570 filed June 17, 2002 (a putative class action raising claims under the Equal Credit Opportunity Act) and Thompson, et al. v. WFS Financial Inc, California Superior Court, County of Alameda Civil Action No, RG03088926, appeal pending in the Court of Appeal of the State of California, First Appellate District, Division One, No. A104967 (a putative class action raising claims under California’s Unfair Competition Law and related claims). WFS has reached a settlement in Lee, et al. v. WFS Financial Inc and Thompson, et al. v. WFS Financial Inc cases. The settlements will be final after court approval of the settlement in Lee, et al. v. WFS Financial Inc. We do not believe that the outcome of these proceedings will have a material effect upon our financial condition, results of operations and cash flows.

Beginning on May 24, 2004 and continuing thereafter, a total of four separate purported class action lawsuits relating to the announcement by Westcorp and WFS that Westcorp was commencing an exchange offer for the outstanding public shares of WFS were filed in the Orange County, California Superior Court against Westcorp, WFS, and individual board members of Westcorp and WFS. On June 24, 2004, the actions were consolidated under the caption In re WFS Financial Shareholder Litigation, Case No. 04CC00559. On July 16, 2004, the court granted a motion by plaintiff Alaska Hotel & Restaurant Employees Pension Trust Fund, in Case No.04CC00573, to amend the consolidation order to designate it the lead plaintiff in the litigation. Lead plaintiff filed a consolidated amended complaint on August 9, 2004, and then filed the present “corrected” consolidated amended complaint on September 15, 2004. All of the defendants have filed demurrers challenging the legal sufficiency of the pending complaint, which are scheduled for hearing. All of the shareholder-related actions allege, among other things, that the defendants breached their respective fiduciary duties and seek to enjoin or rescind the transaction and obtain an unspecified sum in damages and costs, including attorneys’ fees and expenses. We are vigorously defending this action and do not believe that the outcome of this proceeding will have a material effect upon our financial condition, results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization, dated as of May 23, 2004, among Westcorp, Western Financial Bank and WFS Financial Inc (1)
3.1	Articles of Incorporation (2)
3.1.1	Certificate of Amendment of the Articles of Incorporation of Westcorp as filed May 14, 2001 (3)
3.1.2	Certificate of Amendment of the Articles of Incorporation of Westcorp as filed May 19, 2004 (1)
3.2	Bylaws (2)
4.1	Indenture dated as of July 1, 1997 issued by Western Financial Bank, formerly Western Financial Savings Bank, F.S.B., with respect to $150,000,000 in aggregate principal amount of 8.875% Subordinated Capital Debentures due 2007 (4)
4.2	Indenture dated as of May 1, 2002 issued by Western Financial Bank, formerly Western Financial Savings Bank, F.S.B., with respect to $300,000,000 in aggregate principal amount of 9.625% Subordinated Capital Debentures due 2012 (5)
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO

(1)	Exhibit previously filed with Westcorp Registration Statement on Form S-4 (File No. 333-117424), filed July 16, 2004, incorporated herein by reference under Exhibit Number indicated.

(2)	Exhibits previously filed with Westcorp Registration Statement on Form S-4 (File No. 33-34286), filed April 11, 1990 incorporated herein by reference under the Exhibit Number indicated.

(3)	Exhibit previously filed with Annual Report on Form 10-K of Westcorp for the year ended December 31, 2003 as filed on or about March 12, 2004 incorporated herein by reference.

(4)	Exhibit previously filed with Annual Report on Form 10-K of Westcorp for the year ended December 31, 1997 as filed on or about March 29, 1998 incorporated herein by reference.

(5)	Exhibit previously filed with Annual Report on Form 10-K of Westcorp for the year ended December 31, 2002 as filed on or about March 29, 2003 incorporated herein by reference.

(b)	Reports on Form 8-K

Westcorp press release on July 21, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Westcorp

(Registrant)

Date:	November 8, 2004	By:	/s/ ERNEST S. RADY

Ernest S. Rady
Chairman of the Board and Chief Executive
Officer

Date:	November 8, 2004	By:	/s/ LEE A. WHATCOTT

Lee A. Whatcott
Executive Vice President, Chief Financial Officer
and Chief Operating Officer (Principal Financial
and Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization, dated as of May 23, 2004, among Westcorp, Western Financial Bank and WFS Financial Inc (1)
3.1	Articles of Incorporation (2)
3.1.1	Certificate of Amendment of the Articles of Incorporation of Westcorp as filed May 14, 2001 (3)
3.1.2	Certificate of Amendment of the Articles of Incorporation of Westcorp as filed May 19, 2004 (1)
3.2	Bylaws (2)
4.1	Indenture dated as of July 1, 1997 issued by Western Financial Bank, formerly Western Financial Savings Bank, F.S.B., with respect to $150,000,000 in aggregate principal amount of 8.875% Subordinated Capital Debentures due 2007 (4)
4.2	Indenture dated as of May 1, 2002 issued by Western Financial Bank, formerly Western Financial Savings Bank, F.S.B., with respect to $300,000,000 in aggregate principal amount of 9.625% Subordinated Capital Debentures due 2012 (5)
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO

(1)	Exhibit previously filed with Westcorp Registration Statement on Form S-4 (File No. 333-117424), filed July 16, 2004, incorporated herein by reference under Exhibit Number indicated.

(2)	Exhibits previously filed with Westcorp Registration Statement on Form S-4 (File No. 33-34286), filed April 11, 1990 incorporated herein by reference under the Exhibit Number indicated. (3) Exhibit previously filed with Annual Report on Form 10-K of Westcorp for the year ended December 31, 2003 as filed on or about March 12, 2004 incorporated herein by reference.

(4)	Exhibit previously filed with Annual Report on Form 10-K of Westcorp for the year ended December 31, 1997 as filed on or about March 29, 1998 incorporated herein by reference.

(5)	Exhibit previously filed with Annual Report on Form 10-K of Westcorp for the year ended December 31, 2002 as filed on or about March 29, 2003 incorporated herein by reference.