Form 10-K
period 2004-12-31
WESTCORP /CA/
filed 2005-03-14
CIK 813461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.)     Yes ☑          No ☐

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004:

Common Stock, $1.00 Par Value — $1,051,217,868

The number of shares outstanding of the issuer’s class of common stock as of February 28, 2005:

Common Stock, $1.00 Par Value — 51,962,940

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held April 26, 2005 are incorporated by reference into Part III.

WESTCORP AND SUBSIDIARIES

		Page

Forwarding-Looking Statements and Available Information		1

PART I

Item 1.	Business	2
Item 2.	Properties	25
Item 3.	Legal Proceedings	25
Item 4.	Submission of Matters to a Vote of Security Holders	26

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	27
Item 6.	Selected Financial Data	28
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	59
Item 8.	Financial Statements and Supplementary Data	67
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	67
Item 9A.	Controls and Procedures	67
Item 9B.	Other Information	67

PART III

Item 10.	Directors and Executive Officers of the Registrant	68
Item 11.	Executive Compensation	68
Item 12.	Security Ownership of Certain Beneficial Owners and Management	68
Item 13.	Certain Relationships and Related Transactions	68
Item 14.	Principal Accounting Fees and Services	68

PART IV

Item 15.	Financial Statement Schedules, Exhibits and Reports on Form 8-K	69
EXHIBIT 10.4
EXHIBIT 10.4.1
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.6.1
EXHIBIT 10.7
EXHIBIT 10.10.8
EXHIBIT 10.12
EXHIBIT 10.12.1
EXHIBIT 10.14
EXHIBIT 10.15
EXHIBIT 10.15.1
EXHIBIT 10.16
EXHIBIT 10.16.1
EXHIBIT 10.17.2
EXHIBIT 10.17.3
EXHIBIT 10.18
EXHIBIT 10.18.1
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

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

      The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

•	changes in general economic and business conditions;

•	interest rate fluctuations, including hedging activities;

•	our financial condition and liquidity, as well as future cash flows and earnings;

•	competition;

•	our level of operating expenses;

•	the effect, interpretation or application of new or existing laws, regulations and court decisions;

•	the exercise of discretionary authority by regulatory agencies;

•	a decision to change our corporate structure;

•	the availability of sources of funding;

•	the level of chargeoffs on the automobile contracts that we originate; and

•	significant litigation.

      If one or more of these risks or uncertainties materialize, or if underlying assumptions as to these items prove incorrect, our actual results may vary materially from those expected, estimated or projected.

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

      We have grown substantially over the past three years. As of December 31, 2004, we had $15.5 billion in total assets, $11.6 billion in automobile contracts and $1.5 billion in total equity excluding other accumulated comprehensive loss and including minority interest, representing a three-year compounded annual growth rate of 15.6%, 12.4% and 31.4%, respectively. For the year ended December 31, 2004, we originated $6.6 billion of automobile contracts and generated $208 million of net income and earnings per diluted share of $3.96. We achieved a return on average assets of 1.38%, 0.90% and 0.69% for the years ended December 31, 2004, 2003 and 2002, respectively.

Automobile Lending Operations

      We are one of the nation’s largest independent automobile finance companies with 32 years of experience in the automobile finance industry. We believe that the automobile finance industry is the second largest consumer finance industry in the United States with approximately $500 billion of loan originations during 2004. We originate installment contracts, otherwise known as contracts, secured by new and pre-owned automobiles through our relationships with franchised and independent automobile dealers nationwide. We originated $6.6 billion of contracts during 2004 and owned a portfolio of $11.6 billion contracts at December 31, 2004.

      For the year ended December 31, 2004, approximately 34% of our contract originations were for the purchase of new automobiles and approximately 66% of our contract originations were for the purchase of pre-owned automobiles. Approximately 80% of our contract originations were what we refer to as prime contracts, and approximately 20% of our contract originations were what we refer to as non-prime contracts. Our determination of whether a contract is categorized as prime, non-prime or other is based on a number of factors including the borrower’s credit history and our expectation of credit loss, and may differ from definitions of these categories utilized by others, including competitors and regulators. All references made throughout this document regarding prime, non-prime or subprime automobile contracts are based on our determination.

      We underwrite contracts through a credit approval process that is supported and controlled by a centralized, automated front-end system. This system incorporates proprietary credit scoring models and industry credit scoring models and tools, which enhance our credit analysts’ ability to tailor each contract’s pricing and structure to maximize risk-adjusted returns. We believe that as a result of our sophisticated credit and underwriting systems, we are able to earn attractive risk-adjusted returns on our contracts. For the year ended December 31, 2004, the average net interest spread on our automobile contract originations was 7.02% and the net interest spread on our managed automobile portfolio was 6.65% while net credit losses averaged 1.99% for the same period.

      We structure our business to minimize operating costs while providing high quality service to our dealers. Those aspects of our business that require a local market presence are performed on a decentralized basis in our 42 offices. All other operations are centralized. We fund our purchases of contracts, on an interim basis, with deposits raised through our banking operations, which are insured by the Federal Deposit Insurance Corporation, also known as the FDIC, and other borrowings. For long-term financing, we issue automobile contract asset-backed securities. Since 1985, we have sold or securitized over $42.0 billion of contracts in 66 public offerings of asset-backed securities, making us the fourth largest issuer of such securities in the nation. We have employed a range of securitization structures and our most recent $1.6 billion issuance of asset-backed securities was structured as a senior/subordinated transaction with a weighted average interest rate of 3.66%.

      The following table presents a summary of our contracts purchased:

	For the Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
New vehicles	$2,273,423	$1,928,268	$1,548,372
Pre-owned vehicles	4,361,447	4,050,308	3,867,362

Total volume	$6,634,870	$5,978,576	$5,415,734

Prime contracts	$5,324,206	$4,942,654	$4,346,212
Non-prime contracts	1,310,664	1,035,922	1,069,522

Total volume	$6,634,870	$5,978,576	$5,415,734

Bank Operations

      The primary focus of our banking operations is to generate diverse, low-cost funds to provide the liquidity needed to fund our acquisition of contracts. The Bank has the ability to raise significant amounts of liquidity by attracting both short-term and long-term deposits from the general public, commercial enterprises and institutions by offering a variety of accounts and rates. These funds are generated through the Bank’s retail and commercial banking divisions. The Bank also may raise funds by obtaining advances from the Federal Home Loan Bank, or FHLB, selling securities under agreements to repurchase and utilizing other borrowings. The Bank’s retail banking division serves the needs of individuals and small businesses by offering a broad range of products through 20 retail branches located throughout Southern California. The Bank’s commercial banking division focuses on medium-sized businesses in Southern California. At December 31, 2004, the total deposits gathered by both the retail and commercial banking divisions were $2.2 billion. Approximately 90% of these accounts were demand deposits, money market accounts and certificate of deposit accounts under $100,000 in principal, which we believe represents a stable and attractive source of funding.

      The Bank also invests deposits generated by its retail and commercial banking divisions in mortgage-backed securities, also known as MBS. Our investment in MBS, together with the cash balances that we maintain, create a significant liquidity portfolio that provides us with additional funding security. Net interest income from Bank operations totaled $54.5 million, $32.9 million, and $57.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. Net interest income from Bank operations represented 7%, 5% and 9% of our total net interest income on a consolidated basis for the same respective periods.

      The following table sets forth our loan origination, purchase and sale activity over the past five years:

	For the Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Loans originated:
Consumer loans:
Contracts(1)	$6,634,870	$5,978,576	$5,415,734	$4,863,279	$4,219,227
Other	5,068	4,916	3,562	6,691	12,888

Total consumer loans	6,639,938	5,983,492	5,419,296	4,869,970	4,232,115
Mortgage loans:
Existing property	41,587	7,675	21,100	9,714	17,382
Construction	24,105	17,534	2,022	12,318	14,718
Equity	61	413	828	969	1,024

Total mortgage loans	65,753	25,622	23,950	23,001	33,124
Commercial loans	342,356	407,387	354,439	291,944	266,342

Total loans originated	7,048,047	6,416,501	5,797,685	5,184,915	4,531,581
Loans purchased:
Mortgage loans on existing property			46	229	488

Total loans purchased			46	229	488
Loans sold:
Contracts					660,000
Mortgage loans			554	3,382	3,394

Total loans sold			554	3,382	663,394

Principal reductions(2)	6,050,782	4,721,919	3,922,542	2,572,665	1,126,520

Increase in total loans	$997,265	$1,694,582	$1,874,635	$2,609,097	$2,742,155

(1)	Includes contracts purchased from automobile dealers as well as leases.

(2)	Includes scheduled payments, prepayments and chargeoffs.

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

      In 1995, the Bank transferred its automobile finance division to Westcorp Financial Services, Inc., which changed its name to WFS Financial Inc. In connection with that restructuring, the Bank transferred to WFS all assets relating to its automobile finance division, including the contracts held on balance sheet and all interests in the excess spread payable from outstanding securitization transactions. The Bank also transferred to WFS all of the outstanding stock of WFS Financial Auto Loans, Inc., also known as WFAL, and WFS Financial Auto Loans 2, Inc., also known as WFAL2, the securitization entities of the Bank, thereby making these companies subsidiaries of WFS. In 1995, WFS sold approximately 20% of its shares in a public offering. At December 31, 2004, the Bank owned 84% of the common stock of WFS.

Proposed Conversion and Merger

      On May 23, 2004, we entered into a definitive agreement pursuant to which we will acquire the outstanding 16% common stock minority interest of WFS not already owned by our wholly owned subsidiary, the Bank. The transaction is structured as a merger of WFS with and into the Bank. If the merger is consummated, the public holders of WFS shares would receive 1.11 shares of our common stock for each share of WFS common stock held by them in a tax-free exchange. Based on the $42.60 closing price of our common stock on May 21, 2004, the last business day prior to the execution of the agreement, the transaction has an indicated value of $47.29 per share of WFS common stock.

      In connection with the merger, the Bank has filed an application with the California Department of Financial Institutions, also known as the DFI, to convert its federal thrift charter to a California state bank charter. Among other things, the merger is conditioned upon the conversion of the charter and the transaction is subject to, among other closing conditions, the receipt of regulatory approvals and the approval of a majority of WFS’s minority shareholders, other than shares controlled by us. The DFI and the Office of Thrift Supervision, also known as the OTS, have approved the Bank’s application to convert from a federal savings bank to a California state commercial bank subject to receipt of all other required regulatory approvals. The FDIC approved the application to merge WFS into the Bank as part of the acquisition of the minority interest in WFS.

      The conversion is still contingent upon the approval by the Board of Governors of the Federal Reserve, also known as the Federal Reserve, of our application to become a bank holding company, which process is taking longer than originally expected. As a result, we believe that the proposed conversion will not occur until the latter half of 2005, if at all. The Federal Reserve recently has raised some questions and potential concerns with our proposal and has requested additional information from us. Assembling the information and responding to the Federal Reserve’s concerns and questions will take additional time. Those concerns and questions will need to be addressed to the Federal Reserve’s satisfaction before the Federal Reserve will deem our application complete.

      Although we intend to continue to pursue Federal Reserve approval, there can be no assurance that such approval will ultimately be granted or that any conditions to such approval imposed on the Bank will not affect the feasibility of moving forward with the proposed conversion and the related merger of WFS into the Bank. We are currently exploring other alternatives in the event that the proposed conversion and related merger cannot go forward as planned. In that regard, WFS has begun the process of filing for state licenses.

      If the conversion is completed, we will be subject to the laws, regulation and oversight of the DFI, the FDIC and the Federal Reserve.

Market and Competition

      The automobile finance industry is generally segmented according to the type of vehicle sold (new versus pre-owned) and the credit characteristics of the borrower (prime, non-prime or subprime). Based upon industry data, we believe that during 2004, prime, non-prime and subprime loan originations in the United States were approximately $350 billion, $100 billion and $50 billion, respectively. The United States captive automobile finance companies, General Motors Acceptance Corporation, Ford Motor Credit Company and Chrysler Financial Corporation, account for approximately 25% of the automobile finance market. We believe that the balance of the market is highly fragmented and that no other market participant has greater than a 6% market share. Other market participants include the captive automobile finance companies of other manufacturers, banks, credit unions, independent automobile finance companies and other financial institutions.

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

      The competition for contracts available within the prime and non-prime credit quality contract spectrum is more intense when the rate of automobile sales declines. Although we have experienced consistent growth for many years, we can give no assurance that we will continue to do so. Several of our competitors have greater financial resources than we have and may have a lower cost of funds. Many of our competitors also have longstanding relationships with automobile dealers and may offer dealers or their customers other forms of financing or services not provided by us. The finance company that provides floor planning for the dealer’s inventory is ordinarily one of the dealer’s primary sources of financing for automobile sales. We do not currently provide financing on dealers’ inventories. We must also compete with dealer interest rate subsidy programs offered by the captive automobile finance companies. However, these programs are not generally offered on pre-owned vehicles and are limited to certain models or loan terms that may not be attractive to many automobile purchasers.

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

Produce Consistent Growth Through Our Strong Dealer Relationships

      Over the past five years, we have experienced a compounded annual growth rate in contract purchases of 15%. We believe we provide a high degree of personalized service to our dealer base by marketing, underwriting and purchasing contracts on a local level. Our focus is to provide each dealer superior service by providing a single source of contact to meet the dealer’s prime and non-prime financing needs. We believe that the level of our service surpasses that of our competitors. We provide personalized, efficient, and consistently excellent service by making our business development representatives available when a dealer is open, making prompt credit decisions, negotiating credit decisions within available programs by providing structural alternatives, and funding promptly.

	At or For the Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Total automobile contract originations	$6,634,870	$5,978,576	$5,415,734	$4,863,279	$4,219,227
Percentage growth	11.0%	10.4%	11.4%	15.3%	26.3%
Total automobile contract portfolio managed	$11,560,890	$10,596,665	$9,389,974	$8,152,882	$6,818,182
Percentage growth	9.1%	12.9%	15.2%	19.6%	27.3%

      Growth of originations is primarily through increased dealer penetration. We intend to increase contract purchases from our current dealer base as well as develop new dealer relationships. Although our presence is well-established throughout the country, we believe that we still have opportunities to build market share, especially in those states that we entered since 1994. In addition, we have improved our dealer education and delivery systems in order to increase the ratio of contracts purchased to the number of applications received from a dealer, thereby improving the efficiency of our dealer relationships. We are also seeking to increase contract purchases through new dealer programs targeting high volume, multiple location dealers. These programs focus on creating relationships with dealers to achieve higher contract originations and improving efficiencies. On a limited basis, we also originate loans directly from consumers and purchase loans from other automobile finance companies. Additionally, we continue to explore other distribution channels, including the Internet. In December 2001, we acquired an interest in DealerTrack Holdings, Inc., also known as DealerTrack, an Internet business-to-business portal that brings together finance companies and dealers. DealerTrack has signed up over 100 finance companies and approximately 24,000 dealers. As of December 31, 2004, we owned approximately 6.3% of DealerTrack. Currently, over 80% of our applications are processed through DealerTrack.

      We currently have a 2% market share of the United States auto finance industry. However, we are the largest originator of pre-owned automobile contracts in California, by a two to one margin to our nearest competitor, with a 9% market share. Our leading market share in California enables us to earn a higher risk-adjusted margin in this market. We are seeking to expand our market share in other states to achieve similar returns.

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

      The following table shows the risk-adjusted margins on automobile contracts originated over the past five years:

	For the Year Ended December 31,

	2004	2003	2002	2001	2000

Weighted average coupon(1)	9.88%	10.03%	11.35%	12.74%	13.95%
Interest on borrowings(1)	3.17	2.70	3.74	5.37	6.74

Net interest margins	6.71	7.33	7.61	7.37	7.21
Credit losses(2)	1.99	2.60	2.77	2.27	1.91

Risk-adjusted margins	4.72%	4.73%	4.84%	5.10%	5.30%

(1)	Represents the rate on contracts originated during the periods indicated.

(2)	Represents the rate on managed contracts during the periods indicated.

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

      As a result of these efforts, over the last five years we have reduced our operating costs as a percent of managed contracts to 2.2% for 2004 from 3.1% in 2000. We will continue to evaluate new technology and best practices to further improve our operating efficiencies.

Generate Low Cost Liquidity Through Our Funding Sources, Including Positive Operating Cash Flows

      Cash flows from our automobile operations provide a significant source of liquidity for us. In addition, we are able to raise additional liquidity through the asset-backed securities market. Over the last year we held an average of approximately $654 million of unencumbered automobile contracts on our balance sheet, which provides another source of liquidity. The Bank provides liquidity through its retail and commercial banking divisions in the form of deposits. At December 31, 2004, the Bank also had a $2.6 billion mortgage-backed securities portfolio that it can use to obtain advances from the FHLB and securities repurchase agreements. These sources of funds provide us with additional funding security.

Record High Quality Earnings and Maintain a Conservative, Well-Capitalized Balance Sheet

      Presenting high quality earnings and maintaining a conservative, well-capitalized balance sheet have been our focus since our founding in 1972. We believe this strategy ensures success over the long term, rather than providing extraordinary short-term results. Components of this strategy include accounting for our automobile securitizations as secured financings rather than sales, maintaining appropriate allowances for credit losses and holding a strong capital position.

      Since March 2000, we have structured our automobile contract securitizations as secured financings. By accounting for these securitizations as secured financings, the contracts and asset-backed notes issued remain on our balance sheet with the earnings of the contracts in the trust and the related financing costs reflected over the life of the underlying pool of contracts as net interest income on our Consolidated Statements of Income. Additionally, no retained interest in securitized assets, also known as RISA, is recorded on the balance sheet and no corresponding non-cash gain on sale is recorded on the income statement. The RISA must be written off over the life of a securitization. This asset is subject to impairment if assumptions made about the performance of a securitization are not realized. At December 31, 2002, the RISA created from asset-backed securities issued prior to April 2000 had been fully amortized.

      Our allowance for credit losses was $315 million at December 31, 2004 compared with $302 million at December 31, 2003. The increase in the allowance for credit losses was the result of a higher level of automobile contracts held on balance sheet. The allowance for credit losses as a percentage of owned loans outstanding was 2.6% at December 31, 2004 compared with 2.7% at December 31, 2003. Based on the analysis we performed related to the allowance for credit losses as described in “Note 1 — Summary of Significant Accounting Policies” in our Consolidated Financial Statements, we believe that our allowance for credit losses is currently adequate to cover probable losses in our loan portfolio that can be reasonably estimated.

      Total shareholders’ equity, excluding accumulated other comprehensive loss and including minority interest, was $1.5 billion or 9.9% of total assets at December 31, 2004. This compares with total shareholders’ equity of $1.3 billion or 9.0% of total assets at December 31, 2003.

Operations

Automobile Lending

Locations

      We currently originate contracts nationwide through our 42 offices. Each regional business center manager is accountable for the performance of contracts originated in that office throughout the life of the contracts, including acquisition, underwriting, funding and collection. We have two national service centers located in California and Texas with functions including data verification, records management, remittance processing, customer service call centers, automated dialers and asset recovery. We also maintain four regional bankruptcy and remarketing centers. Our corporate offices are located in Irvine, California.

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

      Business development representatives target selected dealers within their territory based upon volume, potential for business, financing needs of the dealers, and competitors that are doing business with such dealers. Before we decide to do business with a new dealer, we perform a review process of the dealer and its business. If we then determine to proceed, we enter into a non-exclusive dealership agreement with the dealer. This agreement contains certain representations regarding the contracts the dealer will sell to us. Due to the non-exclusive nature of our relationship with dealers, the dealers retain discretion to determine whether to sell contracts to us or another financial institution. The business development representative is responsible for educating the dealers’ finance managers about the types of contracts that meet our underwriting standards. We believe this educational process helps to minimize the number of applications we receive that are outside of our underwriting guidelines, thereby increasing our efficiency and lowering our overall cost to originate contracts.

      After the dealer relationship is established, the business development representative continues to actively monitor the relationship with the objective of maximizing the overall profitability of each dealer relationship within his or her territory. This includes monitoring the number of approved applications received from each dealer that are converted into contracts, verifying that the contracts meet our underwriting standards, monitoring the risk-based pricing of contracts acquired and reviewing the actual performance of the contracts purchased. To the extent that a dealer does not meet minimum conversion ratios, lending volume standards or overall profitability targets, the dealer may be precluded from sending us applications in the future. Our dealer base increased during the year from approximately 8,000 to 8,200, primarily as a result of us expanding our nationwide presence. Our increase in volume is the result of this increase in our dealer base, in addition to funding more contracts from our existing dealers.

Underwriting and Purchasing of Contracts

      The underwriting process begins when an application is sent to us via the Internet or fax. Internet applications are automatically loaded into our front-end underwriting computer system. Applicant information from faxed applications is manually entered into our front-end system. Once an application is in the front-end system, the system automatically obtains the applicant’s credit bureau information and calculates our proprietary credit score.

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

      Once a credit decision has been made, the computer system automatically sends a response to the dealer through the Internet or via fax specifying approval, denial or conditional approval. Conditional approval is based upon modification to the structure, such as an increase in the down payment, reduction of the term, or the addition of a co-signer. As part of the approval process, the credit analyst may require that some of the information be verified, such as the applicant’s income, employment, residence or credit history. The system increases efficiency by automatically denying approval in certain circumstances without additional underwriting being performed. These automated notices are controlled by parameters set by us, consistent with our credit policy.

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

      The following table sets forth information for contracts originated, contracts managed and the number of dealers in the states in which we operate our business:

	Contracts Originated
	For the Year Ended December 31,			At December 31, 2004

State	2004	2003	2002	Managed Portfolio	Number of Dealers(1)

	(Dollars in thousands)
California	$2,569,659	$2,228,877	$2,091,347	$4,298,323	2,973
Washington	393,675	373,111	310,189	649,237	517
Arizona	337,670	299,918	283,528	605,388	473
Texas	244,456	204,065	171,761	427,999	760
Oregon	219,666	206,875	214,683	373,529	476
Virginia	215,054	162,148	123,403	339,472	449
New York	174,508	117,377	63,519	255,041	360
Nevada	172,531	142,957	131,094	269,562	155
Illinois	167,334	147,635	104,576	274,709	508
Ohio	162,936	161,846	171,109	350,790	741
Florida	162,866	132,238	147,931	304,737	693
Colorado	161,998	248,667	200,153	356,970	316
North Carolina	142,731	148,786	144,859	293,720	524
Idaho	142,336	129,838	102,475	233,440	192
Georgia	134,693	98,224	77,294	224,316	424
Michigan	122,840	109,323	82,542	214,502	378
Maryland	118,727	100,620	62,145	189,374	251
Missouri	88,989	77,273	70,070	154,782	324
Tennessee	84,568	90,156	86,228	177,107	309
South Carolina	76,478	88,511	145,892	204,316	300
Utah	75,011	74,993	84,897	139,617	291
New Jersey	70,799	60,255	42,210	119,819	210
Massachusetts	69,999	69,343	39,086	117,625	185
Wisconsin	59,387	52,304	44,318	98,792	220
Pennsylvania	56,202	47,813	50,699	104,689	327
Minnesota	50,056	46,398	29,708	78,686	131
New Mexico	47,519	34,010	23,930	70,959	91
Connecticut	45,291	35,183	22,928	72,337	109
Alabama	38,027	43,343	36,570	82,461	183
Kentucky	37,242	23,112	41,754	70,836	187
Indiana	30,191	46,530	37,904	76,809	227
Delaware	29,195	32,750	26,697	62,396	74
New Hampshire	27,382	32,619	24,275	52,049	91
Kansas	26,386	26,398	19,448	48,139	123
Iowa	21,899	20,712	20,552	37,948	97
Mississippi	10,402	10,245	18,051	29,142	93
Rhode Island	7,126	5,170	4,385	11,204	33
Wyoming	6,848	8,105	12,507	14,884	37
Nebraska	6,839	8,165	9,824	14,471	57
Montana	5,684	3,590		7,085	6
Maine	5,172	3,782	492	7,138	18
Oklahoma	4,538	12,874	27,390	23,186	79
South Dakota	3,553	4,971	3,843	7,101	13
West Virginia	3,223	7,111	9,447	13,104	82
Vermont	3,184	355	21	3,071	10
Hawaii				28	12

Total	$6,634,870	$5,978,576	$5,415,734	$11,560,890	14,109

(1)	Represents number of dealers from which contracts were originated that remain outstanding in our servicing portfolio at December 31, 2004.

Servicing of Contracts

      We service all of the contracts we purchase, both those held by us and those sold in automobile securitizations. The servicing process includes collecting and processing payments, responding to borrower inquiries, maintaining the security interest in the vehicle, maintaining physical damage insurance coverage and repossessing and selling collateral when necessary. We utilize a decision support system that incorporates behavioral scoring models and we purchase credit bureau information on all borrowers, which is updated each quarter. We believe these processes are the most efficient and effective collection methods.

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

      Our fully integrated servicing, decision and collections system automatically forwards accounts to our automated dialer or regional collection centers based on the assessed risk of default or loss. Account assessment poses several courses of action, including delaying collection activity based on the likelihood of self curing, directing an account to the automated dialer for a predetermined number of days before forwarding it to a regional collections office, or directly forwarding to a loan service counselor in the regional office for accelerated collection efforts as early as when the contract is seven days past due. This process balances the efficiency of centralized collection efforts with the effectiveness of decentralized personal collection efforts. Our systems track delinquencies and chargeoffs, monitor the performance of our collection associates and assist in delinquency forecasting. To assist in the collection process, we can access original documents through our imaging system, which stores all the documents related to each contract. We limit deferments to a maximum of three over the life of the contract and rarely rewrite contracts.

      If an account is delinquent and satisfactory payment arrangements are not made, the automobile is generally repossessed within 60 to 90 days of the date of delinquency, subject to compliance with applicable law. We use independent contractors to perform repossessions. The automobile remains in our custody for 10 days, or longer if required by applicable law, to provide the obligor the opportunity to redeem the automobile. If after the redemption period the delinquency is not cured, we write down the vehicle to fair value and reclassify the contract as a repossessed asset. After the redemption period expires, we prepare the automobile for sale. We sell substantially all repossessed automobiles through wholesale automobile auctions, subject to applicable law. We do not provide the financing on repossessions sold. We use regional remarketing departments to sell our repossessed vehicles. Once the vehicles are sold, we charge off any remaining deficiency balances. At December 31, 2004, repossessed automobiles outstanding managed by us were $8.0 million or 0.07% of the total managed contract portfolio, compared with $10.3 million or 0.10% of the total managed contract portfolio at December 31, 2003.

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

Retail Banking

      Our retail banking operations are conducted through 20 branch offices located throughout Southern California. The total deposits gathered by the retail banking division were $1.4 billion at December 31, 2004 compared to $1.3 billion at December 31, 2003. Due to our limited number of branch offices, we have historically focused on certificate of deposit accounts as the primary product offered by the retail banking division. More recently, we have focused on raising low cost demand deposits and money market accounts in order to lower our overall cost of deposits.

      Demand deposits and money market accounts obtained through our retail banking operations totaled $799 million at December 31, 2004 compared with $608 million at December 31, 2003. At December 31, 2004, demand deposits and money market accounts represented 57% of our total retail banking deposits compared with 48% at December 31, 2003. In addition, demand deposits, money market accounts and certificate of deposit accounts of $100,000 or less in principal represented approximately 90% of our total deposit accounts.

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

      At December 31, 2004, the commercial banking division had $734 million in deposits compared with $638 million at December 31, 2003. Commercial loans outstanding totaled $166 million and $124 million at December 31, 2004 and 2003, respectively.

      The following table presents information regarding total loans and deposits of our commercial banking operations:

	For the Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Average balance — loans	$322,969	$377,848	$427,035
Average balance — deposits	951,109	734,147	487,102
Interest income	17,217	19,957	28,516
Interest expense	6,992	5,478	6,615
Average interest rate earned on loans	5.33%	5.28%	6.68%
Average interest rate paid on deposits(1)	0.74%	0.75%	1.36%

(1)	Excludes effect of hedging activities.

Mortgage Portfolios

      We have from time to time originated mortgage products that were held on our balance sheet rather than selling such products into the secondary markets. Other than mortgage loans originated on a limited basis through the commercial banking division, we do not expect to add mortgage loans to our balance sheet.

Transactions with Related Parties

      We believe that the transactions with or between our subsidiaries described below are on terms no less favorable to us than could be obtained from unaffiliated parties. These transactions were approved by our Board of Directors and the Boards of Directors of the Bank, WFS and other subsidiaries, including their respective independent directors. For accounting purposes, each of the transactions described below eliminates upon consolidation.

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

      WFS borrowed $150 million from the Bank under the terms of a $150 million note, as amended. This note’s original maturity was August 1, 2007, although WFS paid off this note in the third quarter of 2004. Interest payments on the $150 million note were due quarterly in arrears, calculated at the rate of 8.875% per annum. Pursuant to the terms of this note, WFS could not incur any other indebtedness that was senior to the obligations evidenced by this note except for (i) indebtedness collateralized or secured under the $1.8 billion line of credit discussed below and (ii) indebtedness for similar types of warehouse lines of credit. WFS made principal payments on this note totaling $101 million and $7.2 million during the years ended December 31, 2004 and 2003, respectively. There was no amount outstanding on this note at December 31, 2004 compared with $101 million at December 31, 2003. Interest expense on this note totaled $5.0 million, $9.1 million and $12.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

      Additionally, WFS borrowed $300 million from the Bank under the terms of a $300 million note in May 2002. This note matures on May 15, 2012. Interest payments on the $300 million note are due semi-annually, in arrears, calculated at the rate of 10.25% per annum. Pursuant to the terms of this note, WFS may not incur any other indebtedness that is senior to the obligations evidenced by this note except for (i) indebtedness under the $150 million note, (ii) indebtedness collateralized or secured under the $1.8 billion line of credit and (iii) indebtedness for similar types of warehouse lines of credit. There was $300 million outstanding on this note at December 31, 2004 and 2003. Interest expense on this note totaled $30.8 million, $30.8 million and $20.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

      WFS has a line of credit extended by the Bank permitting it to draw up to $1.8 billion as needed to be used in its operations. WFS does not pay a commitment fee for this line of credit. The line of credit terminates on December 31, 2009. There was $161 million outstanding at December 31, 2004 and no amount outstanding at December 31, 2003. The average amount outstanding on the line was $20.5 million for 2004 and $14.7 million for 2003. The $1.8 billion line of credit carries an interest rate based on the one-month LIBOR plus an interest spread of 125 basis points when unsecured and 90 basis points when secured. The Bank has the right under this line of credit to refuse to permit additional amounts to be drawn if, in the Bank’s discretion, the amount sought to be drawn will not be used to finance the purchase of contracts or other working capital requirements.

      Various subsidiaries of WFS have entered into lines of credit with the Bank. These lines permit these subsidiaries to draw up to a total of $320 million to fund activities related to securitizations. The $320 million in lines of credit terminate on January 1, 2010, although the terms may be extended by these subsidiaries for additional periods of up to 60 months. At December 31, 2004, the amount outstanding on these lines of credit totaled $52.7 million compared with $21.8 million at December 31, 2003. These lines of credit carry an interest rate based on the one-month LIBOR on the last day of the prior month plus an interest spread of 335 basis points when unsecured and 275 basis points when secured.

      Interest on the amounts outstanding under the lines of credit is paid monthly, in arrears, and is calculated on the daily average amount outstanding that month. Interest expense for these lines of credit totaled $1.8 million, $1.0 million and $3.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. For the years ended December 31, 2004, 2003 and 2002, the weighted average interest rates for the lines of credit were 3.38%, 2.28% and 2.74%, respectively. At December 31, 2004, 2003 and 2002, the weighted average interest rates for the lines of credit were 3.65%, 2.28% and 2.55%, respectively.

Short-Term Investment

      WFS invests its excess cash at the Bank under an investment agreement. The Bank pays WFS an interest rate on this excess cash equal to the one-month LIBOR. The weighted average interest rate was 1.37%, 1.23% and 1.77% for the years ended December 31, 2004, 2003 and 2002, respectively. WFS held no amount and $764 million excess cash with the Bank under the investment agreement at December 31, 2004 and 2003, respectively. The average investment during 2004 was $529 million compared with $660 million during 2003. Interest income earned by WFS under this agreement totaled $7.5 million, $8.2 million and $10.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. The interest rate was 2.29% at December 31, 2004 compared with 1.17% at December 31, 2003.

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

      In accordance with these agreements, the Bank and WFAL2 pledge property owned by each of them for the benefit of the trustee of each trust and the surety. WFS paid the Bank a fee equal to 55 basis points of the amount of collateral pledged by the Bank as consideration for the pledge of collateral and for WFS’ access to cash under the WFS Reinvestment Contract in 2004. Prior to January 1, 2004, this fee was 12.5 basis points. WFS paid the Bank $4.2 million, $1.2 million and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively, for this purpose. As WFAL2 directly utilizes the cash made available to it to purchase contracts for its own account from WFS, no additional consideration from WFS is required to support WFAL2’s pledge of its property under the agreement with Financial Security Assurance Inc., also known as FSA. While WFS is under no obligation to repurchase contracts from WFAL2, to the extent WFAL2 needs to sell any such contracts to fund its repayment obligations under the trust reinvestment contracts, it is anticipated that WFS would prefer to purchase those contracts than for WFAL2 to sell those contracts to a third party. The WFS Reinvestment Contract, by its terms, is to remain in effect so long as any of the trust reinvestment contracts are an eligible investment for the related securitization. There was $465 million and $789 million outstanding on the trust reinvestment contracts at December 31, 2004 and 2003, respectively.

Whole Loan Sales

      We purchased $1.5 billion and $1.7 billion of contracts from WFS in whole loan sales for the years ended December 31, 2004 and 2003, respectively. We purchased no contracts from WFS for the year ended December 31, 2002. In these transactions, WFS received cash for the amount of the principal outstanding on the contracts plus a premium of $48.5 million and $49.7 million for the years ended December 31, 2004 and 2003, respectively. These premiums were recorded by WFS as a cash gain on sale, net of the write-off of outstanding dealer participation balances and the effect of hedging activities. These contracts were subsequently securitized by us and continue to be managed by WFS under the terms of the transactions. These whole loan sale transactions are eliminated upon consolidation for accounting purposes.

Tax Sharing Agreement

      We and our subsidiaries are parties to an amended tax sharing agreement pursuant to which a consolidated federal tax return is filed for all of the parties to the agreement. Under this agreement, the tax due by the group is allocated to each member based upon the relative percentage of each member’s taxable income to that of all members. Each member pays us its estimated share of tax liability when otherwise due, but in no event may the amount paid exceed the amount of tax that would have been due if a member were to file a separate return. A similar process is used with respect to state income taxes for those states that permit the filing of a consolidated or combined return. Tax liabilities to states that require the filing of separate tax returns for each company are paid by each company. The term of the amended tax sharing agreement commenced on the first day of the consolidated return year beginning January 1, 2002 and continues in effect until the parties to the tax sharing agreement agree in writing to terminate it. See “Note 22 — Income Taxes” in our Consolidated Financial Statements.

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

      On January 1, 2004, WFS and the Bank entered into a services agreement with Western Financial Associate Solutions, also known as WFAS, a subsidiary of the Bank, pursuant to which they transferred their human resources function and the majority of their employees to WFAS, and WFAS provides employees to perform certain business functions and provides human resource functions for their remaining employees. This service agreement may be terminated by any party upon 30 days prior written notice without cause, or immediately in the event of the other party’s breach of any covenant, obligation, or duty contained in the applicable management agreement or for violation of law, ordinance, statute, rule or regulation governing either party to the applicable management agreement.

Supervision and Regulation

General

      The following discussion describes federal and state laws and regulations that have a material effect on our business. These laws and regulations generally are intended to protect consumers, depositors, federal deposit insurance funds and the banking system as a whole, rather than stockholders and creditors. To the extent that this section refers to statutory or regulatory provisions, it is qualified in its entirety by reference to these provisions. The federal banking regulatory agencies have substantial enforcement powers over the depository institutions that they regulate. Civil and criminal penalties may be imposed on such institutions and persons associated with those institutions for violations of laws or regulation. Further, these statutes and regulations are subject to change by Congress and federal or state regulators. A change in the laws, regulations or regulatory policies applicable to us could have a material effect on our business.

Bank Operations

      The Bank and its subsidiaries are subject to examination and comprehensive regulation and reporting requirements by the OTS, the Bank’s primary federal regulator, as well as by the FDIC. The OTS is required to conduct a full scope, on-site examination of the Bank every twelve months, with the examination costs assessed against the Bank. In addition, the Bank is subject to regulation by the Board of Governors of the Federal Reserve System, which governs reserves required to be maintained against deposits and other matters. The Bank also is a member of the FHLB of San Francisco, one of twelve regional banks for federally insured savings and loan associations and banks comprising the FHLB System. The FHLB System is under the supervision of the Federal Housing Finance Board. In addition, various other laws and regulations, such as the Gramm-Leach-Bliley Financial Modernization Act, Federal Home Loan Bank Act, Community Reinvestment Act, Sarbanes-Oxley Act of 2002, and USA Patriot Act, directly or indirectly affect our business.

      Since WFS is owned by the Bank, a federal savings association, it is subject to regulation and examination primarily by the OTS as well as by the FDIC. Our service corporation subsidiaries also are subject to regulation by the OTS and other applicable federal and state agencies. WFS and certain of our other subsidiaries are further regulated by various departments or commissions of the states in which they do business. This includes our insurance subsidiaries, which are subject to regulation by applicable state insurance regulatory agencies.

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

Affiliate Transaction Restrictions

      The Home Owners’ Loan Act, also known as HOLA, and regulations of the OTS that incorporate Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder, limit the type of activities and investments in which the Bank or its subsidiaries may participate if the investment or activity involves an affiliate of the Bank. In addition, transactions between the Bank or its subsidiaries and an affiliate must be on terms that are at least as favorable to the Bank or its subsidiaries as are the terms of the transactions with unaffiliated companies. Sections 23A and 23B and Regulation W limit the risks to a bank from transactions between the bank and its affiliates and limit the ability of a bank to transfer to its affiliates the benefits arising from the bank’s access to insured deposits, the payment system and the discount window and other benefits of the Federal Reserve System. The statute and rule impose quantitative and qualitative limits on the ability of a bank to extend credit to, or engage in certain other transactions with, an affiliate (and a nonaffiliate if an affiliate benefits from the transaction). The OTS enforces Sections 23A and 23B and Regulation W to the extent applicable to the Bank. This permits the OTS to, as necessary, limit transactions between us, the Bank, our subsidiaries or affiliates and the subsidiaries or affiliates of the Bank, and limit any of Westcorp’s activities that might create a serious risk that our liabilities and the liabilities of our affiliates may be imposed on the Bank.

Investment Restrictions

      HOLA regulations limit certain of the Bank activities and the activities of our operating subsidiaries to a percentage of the Bank’s total consolidated assets, excluding for these purposes, assets held by our service corporations. The Bank is precluded from holding consumer loans, including automobile contracts, on its consolidated balance sheet, in an aggregate principal balance in excess of 30% of its total consolidated assets. The limitation is increased to 35% of consolidated assets if all of the consumer loans in excess of the 30% limit are obtained by the Bank and its operating subsidiaries directly from consumers. Our securitization activities are structured to enable the Bank to remove securitized automobile contracts from the HOLA consumer loan limitation calculation. As a result, securitized automobile contracts are not included in the calculation of the percentage of the Bank’s consolidated assets subject to either the 30% or 35% limitation on consumer loans. The Bank is precluded from holding commercial loans, including loans to our service corporations, on its consolidated balance sheet, in an aggregate principal balance in excess of 10% of its total consolidated assets. Commercial loans secured by real estate and small business loans with $2.0 million or less in outstanding principal are not included in the calculation of the percentage of commercial loans. The Bank is precluded from investing more than 2% of its consolidated assets in service corporations, although it may invest an additional 1% in service corporations devoted to community service activities as specified in the regulations. Retained earnings or losses from the operations of our service corporations are not included in the calculation of its investment in service corporations.

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

      HOLA mandates that the OTS promulgate capital regulations that include capital standards no less stringent than the capital standards applicable to national banks. The OTS in its regulations has defined total risk-based capital as core capital plus supplementary capital less direct equity investments not permissible to national banks (subject to a phase-in schedule) and reciprocal holdings that other depository institutions may count in their regulatory capital. Supplementary capital is limited to 100% of core capital. Supplementary capital is comprised of permanent capital instruments not included in core capital, general valuation loan and lease loss allowance, and maturing capital instruments such as subordinated debentures. The amount of general valuation loan and lease allowance that may be included in supplementary capital is limited to 1.25% of risk-weighted assets. At December 31, 2004, there was one debenture issuance remaining with an outstanding balance, excluding discounts and issuance costs, of $300 million and an interest rate of 9.625% due in 2012. Pursuant to the approval from the OTS to treat those debentures as supplementary capital, the total amount of debentures issued by the Bank that may be included as supplementary capital may not exceed the total amount of the Bank’s core capital. Presently, $296 million is included as supplementary capital. The 9.625% debentures will not begin to be phased out as supplementary capital until May 15, 2007.

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

Safety and Soundness Standards

      The federal banking agencies have adopted guidelines establishing safety and soundness standards for all insured depository institutions. Those guidelines relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan and institute enforcement proceedings if an acceptable compliance plan is not submitted.

Distributions

      The OTS has adopted regulations for determining if capital distributions of a savings association are permitted. Capital distributions are permissible unless the Bank would be undercapitalized, the proposed distribution raises safety and soundness concerns, or violates a prohibition in any statute, regulation or agreement between the Bank and the OTS. The Bank also is subject to certain limitations on the payment of dividends by the terms of the indentures for its debentures. Those limitations are more severe than the OTS capital distribution regulations. Under the most restrictive of those limitations arising in connection with the Bank’s sale of debentures, the greatest capital distribution that the Bank could currently make is $358 million. See “Note 18 — Dividends” in our Consolidated Financial Statements for a more detailed description of limits on dividends the Bank is allowed to pay.

Insurance of Accounts

      The FDIC administers the Savings Association Insurance Fund, also known as SAIF. Deposits with us are insured through the SAIF to the maximum amount permitted by law, which is currently $100,000. The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has either engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.

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

Community Reinvestment Act

      The Bank is subject to certain requirements and reporting obligations involving activities in connection with the Community Reinvestment Act, also known as the CRA. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low-and moderate-income neighborhoods. The CRA further requires the agencies to take into account a financial institution’s record of meeting its community credit needs when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. In measuring a bank’s compliance with its CRA obligations, the regulators utilize a performance-based evaluation system which bases CRA ratings on the bank’s actual lending, service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank’s most recent rating was “satisfactory.”

Other Consumer Protection Laws and Regulations

      Examination and enforcement have become intense, and banks have been advised to monitor carefully compliance with various consumer protection laws and their implementing regulations. In addition to the other laws and regulations discussed herein, the Bank is subject to certain consumer and public interest laws and regulations that are designed to protect customers in transactions with banks and certain other financial services companies. While the list set forth below is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and the Right to Financial Privacy Act, as well as various state consumer protection laws. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans and providing other services. We also are subject to the federal Servicemembers Civil Relief Act and similar state laws affecting enforcement of loans to those in military service. The Bank must comply with the applicable provisions of these laws and regulations as part of its ongoing customer relations. Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers and the loss of certain contractual rights. The installment sales contracts purchased by WFS are typically subject to stringent state laws. Violations of these state laws by the sellers could subject WFS, as the holder of the contracts, to severe remedies, including, in some instances, the loss of the right to collect interest or principal.

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

California Franchise Tax and Other State Provisions

      At the end of 2004, we had a tax presence in approximately 39 states. However, we expect that approximately 50% of the activity of the group and the resulting income will be taxed as California source income, with the remaining amounts apportioned or allocated outside California.

      The California franchise tax applicable to financial corporations such as the Bank is higher than the rate of tax applicable to non-financial corporations because it includes an amount “in lieu” of local personal property and business license taxes paid by non-financial corporations, but not generally paid by financial institutions such as the Bank. For taxable years ending on or after December 31, 1995, the tax rate for a financial corporation is equal to the tax rate on a regular corporation plus 2%. For income years beginning after January 1, 1997, the California regular corporate tax rate is 8.84% and the financial corporation tax rate is 10.84%.

      We compute our taxable income for California purposes on a unitary basis, or as if we were one business unit, and file one combined California franchise tax return, excluding Westhrift Life Insurance Company, also known as Westhrift. The California Franchise Tax Board has completed an examination of tax years 1998 through 2001.

Subsidiaries

      The following subsidiaries are included in our Consolidated Financial Statements.

WFS Receivables Corporation 2

      WFS Receivables Corporation 2, also known as WFSRC2, is a wholly owned, Nevada based, limited purpose corporation. WFSRC2 was organized for the purpose of purchasing contracts from WFS and securitizing them in the asset-backed securities market. Securitizations originated by WFSRC2 are guaranteed under a financial guaranty insurance policy issued by FSA. Securitization transactions in which contracts are sold through WFSRC2 are treated as secured financings for accounting purposes. At December 31, 2004, WFSRC2 had $1.2 billion in notes payable on automobile secured financing outstanding.

WFS Receivables Corporation 4

      WFS Receivables Corporation 4, also known as WFSRC4, is a wholly owned, Nevada based, limited purpose corporation. WFSRC4 was organized for the purpose of purchasing contracts from WFS and securitizing them in the asset-backed securities market. Securitizations originated by WFSRC4 include senior notes which are credit enhanced through the issuance of subordinated notes. Securitization transactions in which contracts are sold through WFSRC4 are treated as secured financings for accounting purposes. At December 31, 2004, WFSRC4 had $986 million in notes payable on automobile secured financing outstanding.

Westran Services Corp.

      Westran Services Corp., also known as Westran, is a wholly owned, California based subsidiary, which provides travel-related services for us and our subsidiaries. Westran does not provide a significant source of revenues or expenses.

Western Consumer Products

      Western Consumer Products, also known as WCP, is a wholly owned, California based subsidiary, which markets non-lending related products such as automobile warranties, maintenance agreements and vehicle security systems.

Western Financial Bank

      The Bank is a wholly owned, federally chartered and federally insured savings bank. The Bank provides diversified financial services through its community banking operations, which include a retail banking division and a commercial banking division. Substantially all of our operations are conducted through the Bank and its subsidiary, WFS. The Bank’s subsidiaries are WFS, which in turn owns all of the stock of WFAL2, WFS Funding, Inc., also known as WFSFI, WFS Receivables Corporation, also known as WFSRC, WFS Receivables Corporation 3, also known as WFSRC3 and WFS Web Investments, also known as WFSWEB. Other subsidiaries of the Bank include WFAS, Western Auto Investments, Inc., also known as WAI, Westfin Insurance Agency, also known as WFIA, Western Reconveyance Company, Inc., also known as RECON, Western Consumer Services, Inc., also known as WCS, and The Hammond Company, The Mortgage Bankers, also known as THCMB. WFAL, WFS Investments, Inc., also known as WFSII, Westhrift and WestFin Securities Corporation, also known as WestFin, were subsidiaries of the Bank or WFS but have been dissolved as of December 31, 2004. Each of these entities are described in further detail below.

WFS Financial Inc

      WFS is an 84% owned operating subsidiary of the Bank that is in the business of financing contracts purchased from automobile dealers. The remaining interest is traded on the Nasdaq National Market® under the ticker symbol WFSI. Each of its offices is licensed to the extent required by law to conduct business in each respective state. The contracts that WFS originates are generally securitized by its subsidiaries, WFSFI, WFSRC, WFSRC3 and formerly by WFAL or are sold to WFSRC2 or WFSRC4 for securitization by those entities. See “General — Automobile Lending Operations.” During 2004, WFS originated $6.6 billion of contracts.

WFS Financial Auto Loans, Inc.

      WFAL was a wholly owned, Nevada based, limited purpose service corporation subsidiary of WFS. WFAL was organized primarily for the purpose of purchasing contracts from WFS and securitizing them in the asset-backed securities market. All sales to securitization trusts directly from WFAL were treated as sales for accounting purposes. WFAL has not purchased any automobile contracts since March 2000. In January 2003, we regained control over the assets of the outstanding securitization trusts accounted for as sales for accounting purposes and consolidated all remaining contracts and related notes payable on automobile secured financing outstanding under these trusts. At December 31, 2004, WFAL had been dissolved.

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

WFS Investments, Inc.

      WFSII was a wholly owned, California based, limited purpose operating subsidiary of WFS. WFSII was incorporated for the purpose of purchasing limited ownership interests in owner trusts in connection with securitization transactions. WFSII was limited by its Articles of Incorporation from engaging in any business activities not incidental or necessary to its stated purpose. At December 31, 2004, WFSII had been dissolved.

WFS Receivables Corporation

      WFSRC is a wholly owned, Nevada based, limited purpose service corporation subsidiary of WFS. WFSRC was incorporated for the purpose of purchasing contracts from WFS and securitizing them in the asset-backed securities market. Securitizations originated by WFSRC are guaranteed under a financial guaranty insurance policy issued by FSA. Securitization transactions in which contracts are sold through WFSRC are treated as secured financings for accounting purposes. At December 31, 2004, WFSRC had $1.8 billion in notes payable on automobile secured financing outstanding.

WFS Receivables Corporation 3

      WFSRC3 is a wholly owned, Nevada based, limited purpose service corporation subsidiary of WFS. WFSRC3 was organized for the purpose of purchasing contracts from WFS and securitizing them in the asset-backed securities market. Securitizations originated by WFSRC3 include senior notes that are credit enhanced through the issuance of subordinated notes. Securitization transactions in which contracts are sold through WFSRC3 are treated as secured financings for accounting purposes. At December 31, 2004, WFSRC3 had $6.3 billion in notes payable on automobile secured financing outstanding.

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

Western Financial Associate Solutions

      WFAS is a wholly owned, California based, operating subsidiary of the Bank. WFAS provides employees and human resource functions to our subsidiaries.

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

Westfin Insurance Agency

      WFIA was a wholly owned, California based, insurance agency and service corporation subsidiary of the Bank. WFIA acts as an agent for independent insurers in providing property and casualty insurance and collateral protection insurance on contracts made by WFS. WFIA is also an insurance agency, which sells fixed annuities to the general public. WFIA’s revenues consist primarily of commissions received on policies sold to customers.

Westhrift Life Insurance Company

      Westhrift was a wholly owned, Arizona based, operating subsidiary of the Bank. Westhrift had a Certificate of Authority from the California Insurance Commissioner authorizing it to conduct insurance business in California. At December 31, 2004, Westhrift had been dissolved.

WestFin Securities Corporation

      WestFin was a wholly owned service corporation subsidiary of the Bank. WestFin was a National Association of Securities Dealers licensed securities broker-dealer of the Bank. At December 31, 2004, Westfin had been dissolved.

Western Reconveyance Company, Inc.

      RECON is a wholly owned, California based, service corporation subsidiary of the Bank. RECON acts primarily as the trustee under trust deed loans made by the Bank. RECON does not provide a significant source of revenues or expenses.

Western Consumer Services, Inc.

      WCS is a wholly owned, California based, service corporation subsidiary of the Bank. WCS historically conducted real estate development activities through two California limited liability companies, also known as LLCs. The purpose of the LLCs was to acquire, develop and ultimately sell single family residences. WCS has also held properties that were prohibited to be held by the Bank due to regulatory guidelines. The Bank is required to hold dollar for dollar risk-based capital for its investment in WCS. WCS does not currently hold any real estate investments or conduct any real estate development activities.

The Hammond Company, The Mortgage Bankers

      THCMB is a wholly owned, California based, operating subsidiary of the Bank. THCMB was acquired in 1995 for the purposes of providing retail mortgage banking services. In 1996, THCMB activities were moved into the Bank. THCMB does not currently conduct any business.

Associates

      At December 31, 2004, we had 2,239 full-time and 116 part-time associates. None of our associates are represented by a collective bargaining unit or union. We believe we have good relations with our associates.

Item 2. Properties

      At December 31, 2004, we owned six properties in California and one property in Texas and leased 60 properties at various locations in various states.

      Our executive offices are located at 23 Pasteur, Irvine, California. The remaining owned and leased properties are used as retail branch offices, automobile lending regional business centers and other operational centers. At December 31, 2004, the net book value of property and leasehold improvements was approximately $49.0 million. We lease space at one location from a company controlled by the Chairman of the Board of our company and our majority shareholder.

Item 3.	Legal Proceedings

      We or our subsidiaries are involved as a party to certain legal proceedings incidental to our business, including Lee, et al v. WFS Financial Inc, United States District Court, Middle District of Tennessee at Nashville, No. 3-02-0570 filed June 17, 2002 (raising claims under the Equal Credit Opportunity Act) and Thompson, et al v. WFS Financial Inc, California Superior Court, County of Alameda Civil Action No. RG03088926, Court of Appeal No. A104967 (raising claims under California’s Unfair Competition Law and related claims). We reached a settlement in the Lee, et al v. WFS Financial Inc and Thompson, et al v. WFS Financial Inc cases. The United States District Court, Middle District of Tennessee at Nashville, granted final approval of these settlements and entered judgment on November 15, 2004, and the settlement became effective on December 20, 2004 after the expiration of the time for appeal. The pending appeal in the Thompson, et al v. WFS Financial Inc case was dismissed on December 15, 2004, pursuant to the terms of the settlement.

      Beginning on May 24, 2004 and continuing thereafter, a total of four separate purported class action lawsuits relating to the announcement by us and WFS that we were commencing an exchange offer for WFS’ outstanding public shares were filed in the Orange County, California Superior Court against us, WFS, our individual board members, and individual board members of WFS. On June 24, 2004, the actions were consolidated under the caption In re WFS Financial Shareholder Litigation, Case No. 04CC00559, also known as the Action. On July 16, 2004, the court granted a motion by plaintiff Alaska Hotel & Restaurant

Employees Pension Trust Fund, in Case No. 04CC00573, to amend the consolidation order to designate it the lead plaintiff in the litigation. The lead plaintiff filed a consolidated amended complaint on August 9, 2004, and then filed the present “corrected” consolidated amended complaint on September  15, 2004. All of the shareholder-related actions allege, among other things, that the defendants breached their respective fiduciary duties and seek to enjoin or rescind the transaction and obtain an unspecified sum in damages and costs, including attorneys’ fees and expenses. The parties have tentatively agreed to a full and final resolution of the Action and, on January 19, 2005, the parties entered into a Memorandum of Understanding, also known as the MOU, concerning the terms of the tentative settlement. The parties are in the process of preparing a formal settlement agreement based on the terms of the MOU and will present it to the Court for approval. Pursuant to the terms of the MOU, the parties have agreed, among other things, that additional disclosures will be made in our Registration Statement on Form S-4 (as filed with the SEC on July 16, 2004), the claims asserted in the Action will be fully released, and the Action will be dismissed with prejudice. Further, pursuant to the MOU, WFS has agreed to pay plaintiffs’ attorneys’ fees and expenses in the amount of $675,000, or in such lesser amount as the Court may order.

      We do not believe that the outcome of any of these proceedings will have a material effect upon our financial condition, results of operations and cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range by Quarter

      Our common stock has been publicly traded since 1986 and is currently traded on the New York Stock Exchange, also known as the NYSE, identified by the symbol, WES. The following table illustrates the high and low prices by quarter in 2004 and 2003, as reported by the NYSE, which prices are believed to represent actual transactions:

	2004		2003

	High	Low	High	Low

First Quarter	$44.72	$35.07	$23.25	$18.30
Second Quarter	46.80	41.42	29.80	18.60
Third Quarter	46.10	39.51	36.86	27.30
Fourth Quarter	46.35	37.25	39.25	34.13

      We had 3,139 shareholders of our common stock at February 28, 2005. The number of shareholders was determined by the number of record holders, including the number of individual participants, in security position listings.

Dividends

      We paid cash dividends of $0.55, $0.51 and $0.47 per share for the years ended December 31, 2004, 2003 and 2002, respectively. On March 3, 2005, we declared a quarterly cash dividend of $0.15 per share for shareholders of record as of May 3, 2005. This dividend is payable on May 17, 2005. There are no restrictions on the payment of dividends by Westcorp.

      The Bank is restricted by regulation and by the indenture relating to the subordinated debentures as to the amount of funds that can be transferred to us in the form of dividends or other capital distributions. See “Note 18 — Dividends” in our Consolidated Financial Statements. Under the most restrictive of these terms, on December 31, 2004, the Bank’s restricted shareholder’s equity totaled $635 million with a maximum dividend of $358 million. The Bank must notify the OTS of its intent to declare cash dividends 30 days before declaration and may not pay a dividend or make a loan to us for any purpose to the extent we engage in any activities not permitted for a bank holding company.

Item 6.	Selected Financial Data

      The following table presents summary audited financial data for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. Since this table is only a summary and does not provide all of the information contained in our financial statements, including the related notes, you should read our Consolidated Financial Statements contained elsewhere herein. Certain amounts from the prior years’ Consolidated Financial Statements have been reclassified to conform to the current year presentation.

	At or For the Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands, except per share amounts)
Consolidated Statements of Operations:
Interest income	$1,270,885	$1,245,017	$1,142,940	$962,627	$583,821
Interest expense	463,127	530,742	530,269	491,313	313,360

Net interest income	807,758	714,275	612,671	471,314	270,461
Provision for credit losses	235,248	294,006	306,233	196,977	82,133

Net interest income after provision for credit losses	572,510	420,269	306,438	274,337	188,328
Noninterest income	116,122	110,157	90,653	78,899	177,884
Noninterest expense	295,607	282,482	251,953	245,502	221,485

Income before income tax	393,025	247,944	145,138	107,734	144,727
Income tax	155,797	98,275	52,267	41,675	58,132

Income before minority interest	237,228	149,669	92,871	66,059	86,595
Minority interest in earnings of subsidiaries	29,266	26,064	13,153	10,369	11,852

Net income	$207,962	$123,605	$79,718	$55,690	$74,743

Weighted average number of shares and common share equivalents — diluted	52,568,834	43,397,211	38,922,611	34,485,127	29,525,677
Earnings per common share — diluted	$3.96	$2.85	$2.05	$1.61	$2.53
Dividends declared per common share	0.56	0.52	0.48	0.44	0.30
Dividend payout ratio	14.1%	18.2%	23.4%	27.3%	11.9%

Consolidated Statements of Financial Condition:
Assets:
Cash and due from banks	$218,510	$382,082	$84,215	$104,327	$128,763
Loans:
Consumer(1)	11,756,178	10,777,829	9,063,755	7,092,959	4,309,317
Mortgage(2)	213,764	236,223	282,930	373,455	507,431
Commercial	165,806	124,431	97,216	85,312	107,586
Mortgage-backed securities	2,649,758	2,701,797	2,649,657	2,092,225	2,230,448
Investments and time deposits	537,644	363,148	128,529	74,957	35,101
Other assets	319,082	332,012	445,689	427,380	653,270
Less: Allowance for credit losses	315,402	301,602	269,352	178,218	104,006

Total assets	$15,545,340	$14,615,920	$12,482,639	$10,072,397	$7,867,910

Liabilities:
Deposits	$2,183,499	$1,972,856	$1,974,984	$2,329,326	$2,478,487
Notes payable on automobile secured financing	10,242,900	10,254,641	8,494,678	5,886,227	3,473,377
FHLB advances and other borrowings	1,148,098	560,179	618,766	723,675	616,193
Subordinated debt	295,321	394,854	400,561	147,714	189,962
Amounts held on behalf of trustee			177,642	280,496	494,858
Other liabilities	170,362	179,471	101,145	85,994	71,221

Total liabilities	14,040,180	13,362,001	11,767,776	9,453,432	7,324,098
Minority interest in equity of subsidiaries	165,484	131,434	101,666	78,261	56,644
Shareholders’ equity	1,339,676	1,122,485	613,197	540,704	487,168

Total liabilities and shareholders’ equity	$15,545,340	$14,615,920	$12,482,639	$10,072,397	$7,867,910

	At or For the Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands, except per share amounts)
Other Selected Financial Data:
Average managed automobile contracts	$11,113,411	$10,051,754	$8,845,635	$7,576,681	$6,076,814
Average shareholders’ equity(3)	$1,277,781	$858,927	$654,109	$570,298	$450,323
Return on average shareholders’ equity(3)	16.28%	14.39%	12.19%	9.77%	16.60%
Total equity to assets(4)	9.92%	9.04%	6.54%	6.75%	7.10%
Book value per share(3)	$26.51	$23.00	$18.23	$16.80	$15.72
Originations:
Consumer loans(1)	$6,639,938	$5,983,492	$5,419,296	$4,869,970	$4,232,115
Mortgage loans(2)	65,753	25,622	23,950	23,001	33,124
Commercial loans	342,356	407,387	354,439	291,944	266,342

Total loan originations	$7,048,047	$6,416,501	$5,797,685	$5,184,915	$4,531,581

Interest rate spread	5.05%	4.95%	5.14%	4.85%	4.37%

(1)	Net of unearned discounts.

(2)	Net of undisbursed loan proceeds.

(3)	Excludes accumulated other comprehensive loss.

(4)	Excludes accumulated other comprehensive loss and includes minority interest.

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

      Noninterest income is primarily made up of revenues generated from the sale and servicing of contracts and real estate loans. The primary components of noninterest income include late charges and other collection related fee income on managed contracts, sale of real estate loans, contractual servicing income on contracts in securitization transactions treated as sales for accounting purposes and retained interest income or expense. Since March 2000, we have structured our securitizations as secured financings and no longer record non-cash gain on sale at the time of each securitization or subsequent contractual servicing and retained interest income, the valuation of which is based upon subjective assumptions. Rather, the earnings of the contracts in the trust and the related financing costs are reflected over the life of the underlying pool of contracts as net interest income.

      The following are highlights for 2004:

•	We produced record earnings of $208 million in net income, a 68% increase over 2003.

•	Earnings per share increased to a record $3.96 per share.

•	Net interest income rose 13% to $808 million while risk-adjusted spreads were nearly identical to 2003 at 5.05%.

•	Credit losses declined in 2004 to 1.99% of contracts.

•	Operating expenses represent 32% of total revenues, our most efficient year ever.

•	We originated $6.6 billion in automobile contracts through our relationships with 8,200 dealers throughout the country.

•	Our portfolio of automobile contracts of $11.6 billion consists of more than 80% prime credit quality contracts.

•	Delinquencies at year end were 2.24% of total outstanding contracts, which is 0.66% lower than a year earlier.

•	We maintained a successful securitization program by continuing to offer senior/subordinated securities on a regular basis.

•	We managed $10.3 billion of automobile-backed securities outstanding under our securitization program.

Business Risks

      Our operating results and financial condition could be adversely affected by any of the following business risks. In addition to the risks described below, we may encounter risks that are not currently known to us or that we currently deem immaterial, which may also impair our business operations.

Risks Related to the Merger

Anticipated benefits of the merger may not be realized.

      WFS’ board of directors and our board of directors each believe that conversion of the Bank from a federal savings bank to a California state commercial bank and the merger of WFS with and into the Bank will yield certain benefits. These anticipated benefits are based on certain assumptions and, if the merger is consummated, the combined company may not realize the anticipated benefits of the merger to the extent or in the timeframe anticipated.

Our operating results may suffer as a result of purchase accounting treatment.

      We will account for the merger, if consummated, using the purchase method of accounting under generally accepted accounting principles in the United States, also known as GAAP. Under the purchase method of accounting, we will record the market value of our common stock issued in connection with the merger and the amount of direct transaction costs as the cost of acquiring the minority interest of WFS. We will allocate that cost to the individual assets acquired and liabilities assumed. As a result, purchase accounting treatment of the merger could adversely impact our income, which could have an adverse effect on the market value of our common stock following completion of the merger.

If the conversion and merger are not completed, WFS’ and our stock prices and future business and operations could be harmed.

      If the current market prices of WFS’ and our common stock reflect an assumption that the merger will be completed, the price of our respective securities may decline if the merger is not completed. In addition, WFS’ and our costs related to the merger, including legal, accounting and other fees, must be paid and expensed even if the merger is not completed.

The completion of the merger is subject to the satisfaction of conditions.

      WFS’ obligation and our obligation to complete the merger are subject to the satisfaction or waiver, where permissible, of certain conditions set forth in the merger agreement. Some of these conditions cannot be waived, including obtaining the requisite approval of the WFS minority shareholders, and converting the Bank from a federal savings bank to a California state commercial bank. If the conditions of the merger are not satisfied or waived (to the extent any such conditions may be waived), the merger will not be completed. Among the conditions that cannot be waived is that we must be approved by the Federal Reserve to become a bank holding company. The Federal Reserve has not yet approved our application to become a bank holding company, and may impose conditions to such approval that are not acceptable to us.

      In addition, pursuant to the terms of the merger agreement, because the merger was not consummated on or prior to February 28, 2005, any party to the merger agreement has the right to unilaterally terminate the agreement.

If the conversion and merger are not consummated, we may need to make significant changes in our operations or corporate structure.

      If the conversion and merger are not consummated, the regulatory requirements imposed by HOLA, particularly the limitations on the percentage of the Bank’s assets that may be invested in consumer loans and the guidance issued by the OTS as to the amount of capital that must be held with respect to loans which the OTS deems to be subprime, may cause significant changes in our operations or corporate structure. We may determine to separate our automobile finance business from our banking business, substantially reduce our automobile finance operations or cease operations as a regulated banking entity. It is uncertain whether one or more of these changes in our operations or corporate structure would be more or less profitable than the pending conversion and merger.

Regulatory Requirements May Restrict Our Ability to Do Business

      The Bank and its subsidiaries are subject to inspection and regulation by the OTS pursuant to HOLA. The OTS is the primary federal banking agency responsible for its supervision and regulation. The OTS has the power to enforce HOLA and its regulations by a variety of actions ranging from a memorandum of understanding to cease and desist proceedings under the Federal Deposit Insurance Act. The OTS can take such action based solely upon its determination that we have violated one or more of the laws or regulations to which we are subject or that any aspect of our business is being conducted in an unsafe or unsound manner. As such, the OTS has broad powers to, among other things, require us to change our business practices, hold additional capital and change management. Such action could have a material adverse impact on our business and may impact the price of securities we issue, including our common stock, and access to the capital markets.

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

Other Regulatory and Legislation Requirements May Affect Our Ability to Do Business

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

      We believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable local, state and federal regulations. There can be no assurance, however, that we will be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could have a material adverse effect on our operations. Other legislative and regulatory initiatives that could affect us, the Bank and the banking industry in general are pending, and additional initiatives may be proposed or introduced, before the U.S. Congress, the California legislature and other governmental bodies in the future. Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions, and may subject us and the Bank to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulations may be enacted or the extent to which our business would be affected, but a change in the laws, regulations or regulatory policies applicable to us could have a material effect on our business.

      We are subject to routine periodic examinations by the OTS on a variety of financial and regulatory matters. The Bank’s most recent annual safety and soundness examination by the OTS was completed in September 2004.

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

The Ownership of Our Common Stock Is Concentrated, Which May Result in Conflicts of Interest and Actions That Are Not in the Best Interests of Our Other Stockholders

      Ernest S. Rady is our founder, Chairman of the Board of Directors and Chief Executive Officer. Mr. Rady is also the Chairman of the Board of Directors and Chief Executive Officer of the Bank and the Chairman of the Board of Directors of WFS. Mr. Rady is the beneficial owner of approximately 53% of our outstanding shares of common stock and is able to exercise significant control over our company. The Westcorp common stock ownership of Mr. Rady enables him to elect all of our directors and effectively control the vote on all matters submitted to a vote of our shareholders, including mergers, sales of all or substantially all of our assets, “going private” transactions, conversions and other corporate restructurings or reorganizations. Because of the significant block of our common stock controlled by Mr. Rady, decisions may be made that, while in the best interest of Mr. Rady, may not be in the best interest of other stockholders.

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

We Expect Our Operating Results to Continue to Fluctuate, Which May Adversely Impact Our Business

      Our results of operations have fluctuated in the past and are expected to fluctuate in the future. Factors that could affect our quarterly earnings include:

•	variations in the volume of automobile contracts originated, which historically tend to be lower in the first and fourth quarters of the year;

•	interest rate spreads;

•	the effectiveness of our hedging strategies;

•	credit losses, which historically tend to be higher in the first and fourth quarters of the year; and

•	operating costs.

Critical Accounting Estimates

      Management’s Discussion and Analysis of Financial Condition and Results of Operations, also known as MD&A, is based on our consolidated financial statements and accompanying notes that have been prepared in accordance with GAAP. Our significant accounting policies are described in “Note 1 — Summary of Significant Accounting Policies” in our Consolidated Financial Statements and are essential in understanding our MD&A. The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, income, and expenses in our Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates. We have identified accounting for the allowance for credit losses as the most critical accounting estimate to understanding and evaluating our reported financial results of operations. This estimate is critical because it requires us to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is possible that materially different amounts would be reported under different conditions or using different assumptions. Additionally, the accounting for derivative financial instruments and accrued taxes requires the use of assumptions and accounting estimates that are also inherently subjective.

Allowance for Credit Losses

      The allowance for credit losses is our estimate of probable losses in our loan portfolio as of the balance sheet date. Our determination of the amount of the allowance for credit losses was based on a review of various quantitative and qualitative analyses. Our process for determining the allowance for credit losses is discussed in detail in “Note 1 — Summary of Significant Accounting Policies” in our Consolidated Financial Statements.

      Key analyses considered in the process of establishing our allowance for credit losses include chargeoff trends by loan program, migration analysis of delinquent and current accounts by risk category, analysis of historical cumulative losses, econometric forecasts, the evaluation of the size of any particular asset group, the concentration of any credit tier, the percentage of delinquency, chargeoffs over various time periods and at various statistical midpoints and high points, the severity of depreciated values of repossessions, trends in the number of days repossessions are held in inventory, trends in the number of loan modifications, trends in delinquency roll rates, trends in deficiency balance collections both internally and from collection agencies, trends in custom scores and the effectiveness of our custom scores, and trends in the economy generally or in specific geographic locations. The process of determining the level of the allowance for credit losses based upon the foregoing analyses requires a high degree of judgment. It is possible that others, given the same information, may reach different conclusions and such differences could be material. To the extent that the analyses considered in determining the allowance for credit losses are not indicative of future performance or other assumptions used by us do not prove to be accurate, loss experience could differ significantly from our estimate, resulting in either higher or lower future provision for credit losses.

Derivative Financial Instruments

      We use derivatives in connection with our interest rate risk management activities. We record all derivative instruments at fair value. Fair value information for our derivative financial instruments is reported using quoted market prices for which it is practicable to estimate that value. In cases where quoted market prices are not readily available, fair values are based on estimates using present value or other valuation techniques.

      Some of our derivatives qualify for hedge accounting. To qualify for hedge accounting, we must demonstrate, on an ongoing basis, that our derivatives are highly effective in protecting us against interest rate risk. We employ regression analysis and discounted cash flow analysis to determine the effectiveness of our hedging activity.

      The techniques used in estimating fair values and hedge effectiveness are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. It is possible that others, given the same information, may reach different conclusions and such differences could be material.

Accrued Taxes

      We estimate tax expenses based on the amount we expect to owe various tax jurisdictions. We currently file tax returns in approximately 39 states. Our estimate of tax expense is reported in our Consolidated Statements of Income. Accrued taxes represent the net estimated amount due or to be received from taxing jurisdictions either currently or in the future and are reported as a component of other assets on our Consolidated Statements of Financial Condition. In estimating accrued taxes, we assess the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of our tax position.

      Changes to our estimate of accrued taxes occur periodically due to changes in the tax rates, implementation of new tax planning strategies, resolution with taxing authorities of issues with previously taken tax positions, and newly enacted statutory, judicial and regulatory guidance. These changes, when they occur, affect accrued taxes and could be material. See “Note 22 — Income Taxes” in our Consolidated Financial Statements for additional detail on our income taxes.

Off Balance Sheet Arrangements

      Prior to April 1, 2000, our securitization transactions were structured as sales for accounting purposes. Under this structure, the notes issued by our unconsolidated securitization trusts were not recorded as a liability on our Consolidated Statements of Financial Condition. Effective January 1, 2003, we regained control over assets of the securitization trusts for all of our outstanding securitization transactions treated as sales for accounting purposes. We recorded $525 million of automobile contracts and the related notes payable on automobile secured financing on our Consolidated Statements of Financial Condition and have eliminated all remaining off balance sheet amounts related to these transactions. At December 31, 2004, we had no off balance sheet arrangements.

Results of Operations

Net Interest Income

      Net interest income is affected by our interest rate spread, which is the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities, and the relative amounts of our interest earning assets and interest bearing liabilities. Net interest income totaled $808 million, $714 million and $612 million for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in net interest income for the past three years is primarily the result of us holding a greater percentage of contracts on balance sheet.

      The following table presents information relative to the average balances and interest rates on an owned basis for the periods indicated:

	For the Year Ended December 31,

	2004			2003			2002

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest earning assets:
Total investments:
Mortgage-backed securities	$2,592,864	$98,430	3.80%	$2,528,870	$83,663	3.31%	$2,196,539	$113,154	5.15%
Other short-term investments	648,926	9,319	1.44	377,762	4,464	1.18	320,388	5,556	1.73
Investment securities	121,805	4,150	3.41	80,626	3,057	3.79	47,983	2,815	5.87
Interest earning deposits with others	5,637	51	0.90	7,869	65	0.83	7,106	98	1.38

Total investments	3,369,232	111,950	3.32%	2,995,127	91,249	3.05%	2,572,016	121,623	4.73%
Total loans:(1)
Consumer loans	11,303,131	1,141,994	10.10%	10,225,488	1,134,294	11.09%	8,181,117	993,417	12.14%
Mortgage loans	197,888	9,959	5.03	249,905	13,577	5.43	321,742	22,501	6.99
Commercial loans	109,997	6,462	5.78	110,296	5,409	4.90	90,642	5,035	5.55
Construction loans	9,900	520	5.17	10,177	488	4.80	7,951	364	4.57

Total loans	11,620,916	1,158,935	9.97%	10,595,866	1,153,768	10.89%	8,601,452	1,021,317	11.87%

Total interest earning assets	14,990,148	1,270,885	8.48%	13,590,993	1,245,017	9.16%	11,173,468	1,142,940	10.23%
Noninterest earning assets:
Amounts due from trusts							121,627
Retained interest in securitized assets							15,888
Premises and equipment, net	79,662			80,711			80,277
Other assets	293,728			308,927			392,358
Less: Allowance for credit losses	307,611			288,058			211,591

Total	$15,055,927			$13,692,573			$11,572,027

Interest bearing liabilities:
Deposits	$2,052,754	58,055	2.83%	$1,982,205	64,634	3.26%	$2,196,262	80,015	3.64%
Securities sold under agreements to purchase	8,170	94	1.13	220,989	4,544	2.06	222,154	5,543	2.50
FHLB advances and other borrowings	635,337	9,499	1.47	430,372	5,527	1.26	234,779	4,634	1.97
Notes payable on automobile secured financing	10,453,952	360,625	3.45	9,592,483	416,577	4.34	7,426,265	406,851	5.48
Subordinated debentures	348,001	34,854	10.02	396,211	39,460	9.96	331,990	33,226	10.01

Total interest bearing liabilities	13,498,214	463,127	3.43%	12,622,260	530,742	4.21%	10,411,450	530,269	5.09%
Noninterest bearing liabilities:
Amounts held on behalf of trustee							240,667
Other liabilities	332,173			303,199			333,149
Shareholders’ equity	1,225,540			767,114			586,761

Total	$15,055,927			$13,692,573			$11,572,027

Net interest income and interest rate spread		$807,758	5.05%		$714,275	4.95%		$612,671	5.14%

Net yield on average interest earning assets			5.39%			5.26%			5.48%

(1)	For the purpose of these computations, nonaccruing loans are included in the average loan amounts outstanding.

      The total interest rate spread increased 10 basis points for 2004 compared with 2003 due to a decrease of 68 basis points in the yield on interest earning assets while the costs of funds decreased 78 basis points. The decrease in the yield on interest earning assets in 2004 was primarily due to a lower interest rate environment. The decrease in the cost of funds in 2004 was primarily due a lower interest rate environment, an improvement of credit spreads on our automobile secured financings and a shift to a higher concentration of low-cost core deposits.

      The total interest rate spread decreased 19 basis points for 2003 compared with 2002 due to a decrease of 107 basis points in the yield on interest earning assets while the costs of funds decreased 88 basis points. The decrease in the yield on interest earning assets in 2003 was primarily due to our shift to originating a higher percentage of prime credit quality contracts and an overall lower interest rate environment. The decrease in the cost of funds in 2003 was primarily due to a declining interest rate environment moderated by the increase in the amount of subordinated debentures held by us during 2003 compared to 2002.

      The following table sets forth the changes in net interest income attributable to changes in volume (change in average portfolio volume multiplied by prior period average rate) and changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance):

	2004 Compared to 2003(1)			2003 Compared to 2002(1)

	Volume	Rate	Total	Volume	Rate	Total

	(Dollars in thousands)
Increase (decrease) in interest income:
Mortgage-backed securities	$2,156	$12,611	$14,767	$15,274	$(44,765)	$(29,491)
Other short-term investments	3,715	1,140	4,855	877	(1,969)	(1,092)
Investment securities	1,426	(333)	1,093	1,472	(1,230)	242
Interest earning deposits with others	(20)	6	(14)	10	(43)	(33)
Total loans:
Consumer loans	113,783	(106,083)	7,700	232,283	(91,406)	140,877
Mortgage loans	(2,672)	(946)	(3,618)	(4,463)	(4,461)	(8,924)
Commercial loans	(14)	1,067	1,053	1,008	(634)	374
Construction loans	(11)	43	32	105	19	124

Total interest income	$118,363	$(92,495)	25,868	$246,566	$(144,489)	102,077

Increase (decrease) in interest expense:
Deposits	$2,224	$(8,803)	(6,579)	$(7,426)	$(7,955)	(15,381)
Securities sold under agreements to repurchase	(3,030)	(1,420)	(4,450)	(29)	(970)	(999)
FHLB advances and other borrowings	2,942	1,030	3,972	2,950	(2,057)	893
Notes payable on automobile secured financings	34,962	(90,914)	(55,952)	104,511	(94,785)	9,726
Subordinated debentures	(4,842)	236	(4,606)	6,401	(167)	6,234

Total interest expense	$32,256	$(99,871)	(67,615)	$106,407	$(105,934)	473

Increase in net interest income			$93,483			$101,604

(1)	In the analysis of interest changes due to volume and rate, the changes due to the volume/rate variance (the combined effect of change in weighted average interest rate and change in average portfolio balance) were allocated proportionately based on the absolute value of the volume and rate variances. If there was no balance in the previous year, the total change was allocated to volume.

Provision for Credit Losses

      We maintain an allowance for credit losses to cover probable losses that can be reasonably estimated for the loans held on the balance sheet. The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on such loans. The level of allowance is based principally on the outstanding balance of loans held on balance sheet and historical loss trends. We believe that the allowance for credit losses is currently adequate to absorb probable losses in our owned loan portfolio that can be reasonably estimated.

      The provision for credit losses was $235 million, $294 million and $306 million for the years ended December 31, 2004, 2003 and 2002, respectively. Net chargeoffs were $221 million, $262 million and $215 million for the same respective periods. The decrease in provision for credit losses from 2003 to 2004 was primarily a result of an improving economy as well as our continued emphasis on risk-focused underwriting. The reduction in the provision for credit losses from 2002 to 2003 was the result of holding a greater percentage of prime credit quality contracts, which require a lower percentage of allowance for credit losses.

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

      The components of automobile lending income were as follows:

	For the Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Fee income	$103,689	$90,511	$81,087
Contractual servicing income			10,735
Retained interest expense, net of RISA amortization			(29,490)

Total automobile lending income	$103,689	$90,511	$62,332

      Fee income consists primarily of documentation fees, late charges and deferment fees on our managed portfolio, including contracts securitized in transactions accounted for as sales and secured financings, as well as contracts not securitized. The increase in fee income is due to the growth in our average managed portfolio to $11.1 billion in 2004 from $10.1 billion in 2003 and $8.8 billion in 2002.

      There was no contractual servicing income for the years ended December 31, 2004 or 2003 due to our transition to treating our securitizations as secured financings rather than as sales as well as our regaining control over the assets of the trusts for all our outstanding securitization transactions previously treated as sales for accounting purposes. For securitization transactions previously treated as sales for accounting purposes, we earned contractual servicing income in 2002 on the outstanding balance of contracts serviced.

      There was no retained interest expense for the years ended December 31, 2004 or 2003 as a result of our reconsolidating all remaining off balance sheet trusts on January 1, 2003. For accounting purposes, this expense is recognized only on contracts sold through securitizations treated as sales. Retained interest expense is dependent upon the average excess spread on the contracts sold, credit losses, the size of the sold portfolio and the amount of amortization of the RISA. The retained interest expense recognized in 2002 was the result of higher chargeoffs on our sold portfolio as well as revised estimates of future chargeoffs due to continued slowing in the economy. Net chargeoffs on the sold portfolio were $30.4 million for the year ended December 31, 2002. The outstanding sold portfolio had a weighted average gross interest rate spread of 6.71% for the year ended December 31, 2002. The average balance of the sold portfolio was $840 million for the year ended December 31, 2002.

      The following table sets forth our contract sales and securitizations and related gain on sales:

	For the Year Ended December 31,

	2004	2003	2002	2001	2000

		(Dollars in thousands)
Contract sales and secured financings:
Secured financings(1)	$5,865,000	$5,889,375	$6,925,000	$4,220,000	$3,930,000
Sales to securitization trusts					660,000

Total sales and secured financings	$5,865,000	$5,889,375	$6,925,000	$4,220,000	$4,590,000

Gain on sale of contracts(2)					$7,719
Hedge gain on sale of contracts(3)					5,300
Gain on sale of contracts as a percent of total revenues					1.72%

(1)	Information for 2002 and 2001 includes $775 million and $650 million, respectively, of contracts securitized in privately placed conduit facilities.

(2)	Net of the write-off of outstanding dealer participation balances and the effect of hedging activities.

(3)	Included in gain on sale of contracts.

      The following table lists each of our public securitizations:

				Remaining Balance
				at December 31, 2004	Original	Original	Gross
Issue		Original	Remaining Balance at	as a Percent of	Weighted	Weighted Average	Interest Rate
Number	Close Date	Balance	December 31, 2004(1)	Original Balance	Average APR	Securitization Rate	Spread(2)

(Dollars in thousands)
1985-A	December, 1985	$110,000	Paid in full		18.50%	8.38%	10.12%
1986-A	November, 1986	191,930	Paid in full		14.20	6.63	7.57
1987-A	March, 1987	125,000	Paid in full		12.42	6.75	5.67
1987-B	July, 1987	110,000	Paid in full		12.68	7.80	4.88
1988-A	February, 1988	155,000	Paid in full		13.67	7.75	5.92
1988-B	May, 1988	100,000	Paid in full		14.01	8.50	5.51
1988-C	July, 1988	100,000	Paid in full		15.41	8.50	6.91
1988-D	October, 1988	105,000	Paid in full		14.95	8.85	6.10
1989-A	March, 1989	75,000	Paid in full		15.88	10.45	5.43
1989-B	June, 1989	100,000	Paid in full		15.96	9.15	6.81
1990-A	August, 1990	150,000	Paid in full		16.05	8.35	7.70
1990-1	November, 1990	150,000	Paid in full		15.56	8.50	7.06
1991-1	April, 1991	200,000	Paid in full		16.06	7.70	8.36
1991-2	May, 1991	200,000	Paid in full		15.75	7.30	8.45
1991-3	August, 1991	175,000	Paid in full		15.69	6.75	8.94
1991-4	December, 1991	150,000	Paid in full		15.53	5.63	9.90
1992-1	March, 1992	150,000	Paid in full		14.49	5.85	8.64
1992-2	June, 1992	165,000	Paid in full		14.94	5.50	9.44
1992-3	September, 1992	135,000	Paid in full		14.45	4.70	9.75
1993-1	March, 1993	250,000	Paid in full		13.90	4.45	9.45
1993-2	June, 1993	175,000	Paid in full		13.77	4.70	9.07
1993-3	September, 1993	187,500	Paid in full		13.97	4.25	9.72
1993-4	December, 1993	165,000	Paid in full		12.90	4.60	8.30
1994-1	March, 1994	200,000	Paid in full		13.67	5.10	8.57
1994-2	May, 1994	230,000	Paid in full		14.04	6.38	7.66
1994-3	August, 1994	200,000	Paid in full		14.59	6.65	7.94
1994-4	October, 1994	212,000	Paid in full		15.58	7.10	8.48
1995-1	January, 1995	190,000	Paid in full		15.71	8.05	7.66
1995-2	March, 1995	190,000	Paid in full		16.36	7.10	9.26
1995-3	June, 1995	300,000	Paid in full		15.05	6.05	9.00
1995-4	September, 1995	375,000	Paid in full		15.04	6.20	8.84
1995-5	December, 1995	425,000	Paid in full		15.35	5.88	9.47
1996-A	March, 1996	485,000	Paid in full		15.46	6.13	9.33
1996-B	June, 1996	525,000	Paid in full		15.74	6.75	8.99
1996-C	September, 1996	535,000	Paid in full		15.83	6.60	9.23
1996-D	December, 1996	545,000	Paid in full		15.43	6.17	9.26
1997-A	March, 1997	500,000	Paid in full		15.33	6.60	8.73
1997-B	June, 1997	590,000	Paid in full		15.36	6.37	8.99
1997-C	September, 1997	600,000	Paid in full		15.43	6.17	9.26
1997-D	December, 1997	500,000	Paid in full		15.19	6.34	8.85
1998-A	March, 1998	525,000	Paid in full		14.72	6.01	8.71
1998-B	June, 1998	660,000	Paid in full		14.68	6.06	8.62
1998-C	November, 1998	700,000	Paid in full		14.42	5.81	8.61
1999-A	January, 1999	1,000,000	Paid in full		14.42	5.70	8.72
1999-B	July, 1999	1,000,000	Paid in full		14.62	6.36	8.26
1999-C	November, 1999	500,000	Paid in full		14.77	7.01	7.76
2000-A	March, 2000	1,200,000	Paid in full		14.66	7.28	7.38
2000-B	May, 2000	1,000,000	Paid in full		14.84	7.78	7.06
2000-C	August, 2000	1,390,000	Paid in full		15.04	7.32	7.72
2000-D	November, 2000	1,000,000	Paid in full		15.20	6.94	8.26
2001-A	January, 2001	1,000,000	$109,157	10.92%	14.87	5.77	9.10
2001-B	May, 2001	1,370,000	160,387	11.71	14.41	4.23	10.18
2001-C	August, 2001	1,200,000	194,240	16.19	13.90	4.50	9.40
2002-1	March, 2002	1,800,000	421,883	23.44	13.50	4.26	9.24
2002-2	May, 2002	1,750,000	497,790	28.45	12.51	3.89	8.62
2002-3	August, 2002	1,250,000	410,108	32.81	12.30	3.06	9.24
2002-4	November, 2002	1,350,000	537,558	39.82	12.18	2.66	9.52
2003-1	February, 2003	1,343,250	562,748	41.89	11.79	2.42	9.37
2003-2	May, 2003	1,492,500	715,232	47.92	11.57	2.13	9.44
2003-3	August, 2003	1,650,000	993,743	60.23	10.59	2.66	7.93
2003-4	November, 2003	1,403,625	857,934	61.12	10.89	2.70	8.19
2004-1	February, 2004	1,477,500	987,663	66.85	10.89	2.35	8.54
2004-2	May, 2004	1,477,500	1,140,607	77.20	10.98	3.02	7.96
2004-3	August, 2004	1,552,000	1,362,657	87.80	10.64	3.49	7.15
2004-4	October, 2004	1,358,000	1,307,371	96.27	11.19	3.10	8.09
2005-1	January, 2005	1,552,000			11.25	3.66	7.59

	Total	$42,027,805	$10,259,078

(1)	Represents only the note payable amounts outstanding at the date indicated.

(2)	Represents the difference between the original weighted average annual percentage rate, also known as APR, and the estimated weighted average securitization rate on the closing date of the securitization.

Other Noninterest Income

      Other noninterest income consists primarily of insurance income, mortgage banking income and miscellaneous income. Other noninterest income totaled $12.4 million, $19.6 million and $28.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. Noninterest income decreased for the year ended December 31, 2004 compared with the year ended December 31, 2003 due to lower gains on sale of MBS securities. Noninterest income decreased for the year ended December 31, 2003 compared with the year ended December 31, 2002 due to the sale of our seven Northern California branch offices in 2002.

Noninterest Expense

      Total noninterest expense was $296 million, $282 million and $252 million for the years ended December 31, 2004, 2003 and 2002, respectively. Noninterest expense as a percentage of total revenues improved to 32% in 2004 compared to 34% in 2003 and 36% in 2002. The improvement in operating efficiencies from 2002 to 2004 was achieved primarily by updating proprietary credit scorecards, implementing an integrated desktop servicing application, upgrading hardware to support the loan origination system, and enhancing our behavioral scoring collection system.

Income Taxes

      We file federal and certain state tax returns with our subsidiaries. We file other state tax returns as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. Our effective tax rate was approximately 40% in 2004 compared with 40% in 2003 and 36% in 2002. The relatively lower effective tax rate for the year ended December 31, 2002 was a result of a one-time benefit of legislation enacted by the State of California that eliminated the use of the reserve method of accounting for bad debts for large banks and financial corporations for taxable income purposes for tax years after January 1, 2002. In the first year of this change, 50% of the ending reserve amount deducted from taxable income in prior periods was included in California taxable income. The remaining 50% of the reserve was not required to be recaptured into income, but rather represented a permanent difference between GAAP and California tax accounting. The deferred tax liability related to this permanent difference was eliminated from our balance sheet and the state income tax provision for 2002 was reduced accordingly. See “Business — Taxation.”

Financial Condition

Overview

      We originated $6.6 billion and $6.0 billion of contracts for the year ended December 31, 2004 and 2003, respectively. As a result of higher contract originations, our portfolio of managed contracts reached $11.6 billion at December 31, 2004, up from $10.6 billion at December 31, 2003.

      Total demand deposits and money market accounts at our retail banking division were $799 million at December 31, 2004 compared with $608 million at December 31, 2003. Total demand deposit and money market accounts represented 57% of total retail banking deposits at December 31, 2004 compared with 48% at December 31, 2003. The commercial banking division had deposits of $593 million at December 31, 2004 compared with $424 million at December 31, 2003.

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

      The following table summarizes our investment securities at the dates indicated:

	December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Interest bearing deposits with other financial institutions	$4,092	$41,009	$59,004	$720	$720
Other short-term investments	125,000	291,000		35,000	66,500
Investment securities:
Obligations of states and political subdivisions			1,046	1,549	1,533
U.S. government agencies and corporations	49,774	50,493
Owner trust certificates			3,348	4,668	6,517
FHLB stock	60,612	58,803	46,341	64,446	24,367
Other	9,425	8,453	6,031	4,294	2,684

	$248,903	$449,758	$115,770	$110,677	$102,321

      The following table sets forth the stated maturities of our investment securities at December 31, 2004:

	Up to	One Year	Five Years	Ten Years	No Stated
	One Year	to Five Years	to Ten Years	or More	Maturity

	(Dollars in thousands)
Interest bearing deposits with other financial institutions	$4,092
Other short-term investments	125,000
Investment securities:
U.S. government agencies and corporations		$49,774
FHLB stock					$60,612
Other		791	$2,031	$3,596	3,007

	$129,092	$50,565	$2,031	$3,596	$63,619

Weighted average interest rate(1)	2.52%	2.21%	4.70%	3.07%	4.67%

(1)	Calculated based on amortized cost.

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

	December 31,

	2004	2003

	(Dollars in thousands)
Available for sale securities:
GNMA certificates	$2,581,796	$2,638,085
FNMA participation certificates	30,175	25,273
FHLMC participation certificates	36,222	36,665
Other	1,565	1,774

	$2,649,758	$2,701,797

      The portfolio had a weighted average yield, including effects of amortization of premiums and discounts, of 3.87%, 3.31% and 5.14% for the years ended December 31, 2004, 2003 and 2002, respectively. The weighted average coupon rate was 5.14%, 5.87% and 6.96% at December 31, 2004, 2003 and 2002, respectively. Our MBS portfolio had maturities of one month to thirty years at December 31, 2004, although payments are generally received monthly throughout the life of these securities.

Loan Portfolios

      The following table sets forth the composition of our loan portfolio by type of loan, including loans held for sale, as of the dates indicated:

	December 31,

	2004		2003		2002		2001		2000

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
Consumer loans:
Contracts	$11,790,663	97.2%	$10,833,127	97.3%	$9,147,937	96.9%	$7,192,302	95.2%	$4,390,265	89.2%
Other	4,386	0.0	6,002	0.1	7,531	0.1	8,826	0.1	13,456	0.3

	11,795,049	97.2	10,839,129	97.4	9,155,468	97.0	7,201,128	95.3	4,403,721	89.5
Less: Unearned interest	38,871	0.3	61,300	0.6	91,713	1.0	108,169	1.4	94,404	1.9

Total consumer loans	11,756,178	96.9	10,777,829	96.8	9,063,755	96.0	7,092,959	93.9	4,309,317	87.6
Mortgage loans:
Existing properties	202,095	1.7	237,668	2.1	277,233	3.0	361,115	4.8	498,963	10.1
Construction	48,730	0.4	16,503	0.2	14,150	0.1	15,638	0.2	14,784	0.3

	250,825	2.1	254,171	2.3	291,383	3.1	376,753	5.0	513,747	10.4
Less: Undisbursed loan proceeds	37,061	0.3	17,948	0.2	8,453	0.1	3,298	0.0	6,316	0.1

Total mortgage loans	213,764	1.8	236,223	2.1	282,930	3.0	373,455	5.0	507,431	10.3
Commercial loans	165,806	1.3	124,431	1.1	97,216	1.0	85,312	1.1	107,586	2.1

Total loans	$12,135,748	100.0%	$11,138,483	100.0%	$9,443,901	100.0%	$7,551,726	100.0%	$4,924,334	100.0%

      There were no consumer loans serviced for the benefit of others at December 31, 2004 and 2003 compared with $525 million at December 31, 2002.

Mortgage Loan Portfolio

      We have from time to time originated mortgage products that we have held on our balance sheet rather than selling through the secondary markets. Other than mortgage loans originated through the commercial banking division on a limited basis, we do not expect to add mortgage loans to our balance sheet.

Commercial Loan Portfolio

      We had outstanding commercial loan commitments of $327 million at December 31, 2004 compared with $225 million at December 31, 2003. We originated $342 million and $407 million of commercial loans for the years ended December 31, 2004 and 2003, respectively. Though we continue to focus on expanding our commercial banking operation, it is not a significant source of revenue.

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

      We calculate delinquency based on the contractual due date. The following table sets forth information with respect to the delinquency of our portfolio of automobile contracts managed:

	December 31,

	2004		2003		2002

	Amount	Percentage	Amount	Percentage	Amount	Percentage

	(Dollars in thousands)
Automobile contracts managed	$11,560,890		$10,596,665		$9,389,974

Period of delinquency:
30-59 days	$191,001	1.65%	$219,937	2.08%	$238,204	2.54%
60 days or more	67,660	0.59	87,129	0.82	90,291	0.96

Total contracts delinquent and delinquencies as a percentage of contracts managed(1)	$258,661	2.24%	$307,066	2.90%	$328,495	3.50%

(1)	Excludes Chapter 13 bankruptcy accounts greater than 120 days past due of $46.1 million, $45.6 million and $41.5 million at December 31, 2004, 2003 and 2002, respectively.

      The following table sets forth information with respect to repossessions in our portfolio of automobile contracts managed:

	December 31,

	2004		2003		2002

	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount

	(Dollars in thousands)
Automobile contracts managed	876,695	$11,560,890	862,122	$10,596,665	757,269	$9,389,974

Repossessed vehicles	1,049	$7,982	1,522	$10,331	2,375	$16,433

Repossessed assets as a percentage of number and amount of contracts outstanding	0.12%	0.07%	0.18%	0.10%	0.31%	0.18%

      The following table sets forth information with respect to actual credit loss experience on our portfolio of automobile contracts managed:

	For the Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Automobile contracts managed at end of period	$11,560,890	$10,596,665	$9,389,974

Average contracts managed during period	$11,113,411	$10,051,754	$8,845,635

Gross chargeoffs	$312,586	$350,714	$327,161
Recoveries	91,704	89,027	82,372

Net chargeoffs	$220,882	$261,687	$244,789

Net chargeoffs as a percentage of average automobile contracts managed during period	1.99%	2.60%	2.77%

      The decrease in delinquency and credit loss experience for 2004 compared to 2003 was a result of an improving economy and our continued emphasis on risk-focused underwriting. The decrease in delinquency and credit loss experience for 2003 compared to 2002 was primarily a result of our originating a higher percentage of prime credit quality contracts and some stabilization of wholesale pre-owned car prices.

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

Cumulative Static Pool Loss Curves

At December 31, 2004

Period(1)	2001-A	2001-B	2001-C	2002-1	2002-2	2002-3	2002-4	2003-1	2003-2	2003-3	2003-4	2004-1	2004-2	2004-3	2004-4

1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.03%	0.03%	0.04%	0.01%	0.00%	0.02%	0.02%	0.01%	0.00%	0.00%	0.01%	0.00%	0.00%	0.02%	0.00%
3	0.09%	0.10%	0.09%	0.06%	0.03%	0.06%	0.07%	0.04%	0.02%	0.02%	0.03%	0.02%	0.03%	0.06%	0.04%
4	0.20%	0.21%	0.20%	0.15%	0.10%	0.14%	0.16%	0.11%	0.06%	0.06%	0.08%	0.06%	0.07%	0.13%
5	0.33%	0.33%	0.35%	0.29%	0.18%	0.27%	0.26%	0.18%	0.14%	0.13%	0.14%	0.11%	0.15%	0.21%
6	0.50%	0.50%	0.49%	0.43%	0.32%	0.44%	0.38%	0.29%	0.25%	0.23%	0.21%	0.19%	0.24%
7	0.70%	0.69%	0.65%	0.60%	0.49%	0.57%	0.50%	0.41%	0.36%	0.32%	0.28%	0.27%	0.33%
8	0.84%	0.87%	0.81%	0.84%	0.66%	0.70%	0.61%	0.53%	0.48%	0.40%	0.35%	0.34%	0.41%
9	1.04%	1.05%	0.95%	1.06%	0.82%	0.82%	0.78%	0.66%	0.59%	0.47%	0.44%	0.42%
10	1.24%	1.22%	1.07%	1.28%	0.96%	0.96%	0.94%	0.80%	0.70%	0.55%	0.54%	0.52%
11	1.45%	1.36%	1.20%	1.48%	1.10%	1.10%	1.08%	0.93%	0.80%	0.62%	0.61%	0.59%
12	1.67%	1.53%	1.37%	1.67%	1.26%	1.24%	1.28%	1.06%	0.89%	0.71%	0.73%
13	1.90%	1.67%	1.55%	1.82%	1.39%	1.38%	1.43%	1.21%	0.98%	0.80%	0.83%
14	2.09%	1.81%	1.74%	1.99%	1.51%	1.53%	1.59%	1.31%	1.08%	0.88%	0.93%
15	2.25%	2.00%	1.97%	2.14%	1.68%	1.70%	1.77%	1.40%	1.20%	0.97%
16	2.41%	2.19%	2.16%	2.27%	1.83%	1.88%	1.92%	1.50%	1.31%	1.07%
17	2.54%	2.37%	2.36%	2.45%	1.99%	2.03%	2.05%	1.60%	1.41%	1.16%
18	2.73%	2.60%	2.59%	2.62%	2.16%	2.15%	2.16%	1.70%	1.53%
19	2.93%	2.80%	2.78%	2.80%	2.31%	2.28%	2.25%	1.85%	1.66%
20	3.11%	3.01%	2.95%	2.99%	2.46%	2.41%	2.37%	1.99%	1.76%
21	3.34%	3.19%	3.14%	3.15%	2.60%	2.52%	2.49%	2.14%
22	3.54%	3.34%	3.29%	3.31%	2.72%	2.62%	2.62%	2.27%
23	3.72%	3.49%	3.41%	3.45%	2.86%	2.74%	2.73%	2.37%
24	3.92%	3.62%	3.57%	3.58%	2.95%	2.83%	2.84%
25	4.10%	3.75%	3.73%	3.69%	3.03%	2.96%	2.95%
26	4.23%	3.87%	3.88%	3.80%	3.13%	3.08%	3.06%
27	4.36%	4.00%	4.04%	3.92%	3.22%	3.21%
28	4.47%	4.15%	4.20%	4.02%	3.33%	3.31%
29	4.56%	4.28%	4.35%	4.12%	3.41%	3.41%
30	4.67%	4.40%	4.46%	4.22%	3.50%
31	4.81%	4.52%	4.57%	4.30%	3.58%
32	4.92%	4.64%	4.69%	4.39%	3.66%
33	5.04%	4.73%	4.77%	4.49%
34	5.13%	4.83%	4.85%	4.56%
35	5.24%	4.93%	4.92%
36	5.31%	4.99%	5.01%
37	5.39%	5.05%	5.09%
38	5.45%	5.11%	5.16%
39	5.50%	5.17%	5.22%
40	5.56%	5.24%	5.27%
41	5.61%	5.29%	5.32%
42	5.66%	5.33%
43	5.70%	5.39%
44	5.75%	5.43%
45	5.81%
46	5.84%
47	5.87%
Prime Mix(2)	71%	71%	76%	70%	87%	85%	80%	80%	82%	84%	82%	82%	82%	81%	78%

(1)	Represents the number of months since the inception of the securitization.

(2)	Represents the original percentage of prime automobile contracts securitized within each pool.

Real Estate Loan Quality

      Our mortgage delinquencies over 60 days include both single family and multi-family mortgages. We had 0.85% of total mortgage loans past due over 60 days at December 31, 2004 compared with 1.25% at December 31, 2003.

Nonperforming Assets

      Nonperforming loans, also known as NPLs, are defined as all nonaccrual loans. This includes mortgage loans 90 days or more past due, impaired loans where full collection of principal and interest is not reasonably assured and Chapter 13 bankruptcy accounts that were contractually past due over 120 days. For those accounts that are in Chapter 13 bankruptcy that are contractually past due over 120 days, all accrued interest is reversed and income is recognized on a cash basis. When a loan is designated as nonaccrual, all previously accrued but unpaid interest is reversed. For the years ended December 31, 2004, 2003 and 2002, interest on NPLs excluded from interest income was $1.4 million, $3.3 million and $3.5 million, respectively. The decrease between 2003 and 2004 was due to improvement in the economy.

      Nonperforming assets, also known as NPAs, consist of NPLs, repossessed automobiles and real estate owned, also known as REO. Repossessed automobiles are carried at fair value. REO is carried at lower of cost or fair value. NPAs were $60.2 million at December 31, 2004 compared with $63.6 million at December 31, 2003. NPAs represented 0.4% of total assets at both December 31, 2004 and 2003. There were no impaired loans at December 31, 2004 and 2003.

Allowance For Credit Losses

      Our allowance for credit losses was $315 million at December 31, 2004 compared with $302 million at December 31, 2003. We decreased our percentage of allowance for credit losses from 2.7% at December 31, 2003 to 2.6% at December 31, 2004 as we experienced lower losses in our loan portfolio due to an improving economy as well as our continued emphasis on risk-focused underwriting. Based on the analysis we performed related to the allowance for credit losses as described in “Note 1 — Summary of Significant Accounting Policies” in our Consolidated Financial Statements, we believe that our allowance for credit losses is currently adequate to cover probable losses in our loan portfolio that can be reasonably estimated.

      The following table sets forth the activity in the allowance for credit losses:

	For the Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Balance at beginning of period	$301,602	$269,352	$178,218	$104,006	$64,217
Chargeoffs:
Consumer loans	(312,594)	(350,718)	(280,378)	(162,878)	(55,892)
Commercial loans	(492)		(511)
Mortgage loans	(203)	(352)	(260)	(1,024)	(1,234)

	(313,289)	(351,070)	(281,149)	(163,902)	(57,126)
Recoveries:
Consumer loans	91,792	89,196	66,050	41,120	14,731
Commercial loans	49	78
Mortgage loans		40		17	51

	91,841	89,314	66,050	41,137	14,782

Net chargeoffs	(221,448)	(261,756)	(215,099)	(122,765)	(42,344)
Provision for credit losses	235,248	294,006	306,233	196,977	82,133

Balance at end of period	$315,402	$301,602	$269,352	$178,218	$104,006

Ratio of net chargeoffs during the period to average loans owned during the period	1.9%	2.5%	2.6%	2.0%	1.3%
Ratio of allowance for credit losses to loans at the end of the period	2.6%	2.7%	2.9%	2.4%	2.1%

      The allowance for credit losses by loan category was as follows:

	December 31,

	2004				2003

		Loans in				Loans in
		Each				Each
		Category				Category
		as a %		Allowance		as a %		Allowance
	Loan	of Total		as a % of	Loan	of Total		as a % of
	Balance	Loans	Allowance	Loans	Balance	Loans	Allowance	Loans

	(Dollars in thousands)
Consumer loans	$11,756,178	96.9%	$310,595	2.6%	$10,777,829	96.8%	$297,058	2.8%
Single family residential	45,437	0.4	721	1.6	61,628	0.6	1,477	2.4
Multifamily residential	149,167	1.2	1,440	1.0	169,473	1.5	1,065	0.6
Construction loans	19,160	0.1	251	1.3	5,122	0.0	260	5.1
Commercial loans	165,806	1.4	2,395	1.4	124,431	1.1	1,742	1.4

	$12,135,748	100.0%	$315,402	2.6%	$11,138,483	100.0%	$301,602	2.7%

	December 31,

	2002				2001

		Loans in				Loans in
		Each				Each
		Category				Category
		as a %		Allowance		as a %		Allowance
	Loan	of Total		as a % of	Loan	of Total		as a % of
	Balance	Loans	Allowance	Loans	Balance	Loans	Allowance	Loans

	(Dollars in thousands)
Consumer loans	$9,063,755	96.0%	$260,634	2.9%	$7,092,959	94.0%	$167,659	2.4%
Single family residential	98,635	1.0	3,924	4.0	151,540	2.0	4,432	2.9
Multifamily residential	178,598	1.9	2,392	1.3	209,575	2.8	3,257	1.6
Construction loans	5,697	0.1	133	2.3	12,340	0.1	153	1.2
Commercial loans	97,216	1.0	2,269	2.3	85,312	1.1	2,717	3.2

	$9,443,901	100.0%	$269,352	2.9%	$7,551,726	100.0%	$178,218	2.4%

	December 31, 2000

		Loans in
		Each
		Category as		Allowance
	Loan	a % of		as a % of
	Balance	Total Loans	Allowance	Loans

	(Dollars in thousands)
Consumer loans	$4,309,317	87.5%	$83,687	1.9%
Single family residential	230,854	4.7	9,020	3.9
Multifamily residential	268,109	5.4	7,909	2.9
Construction loans	8,468	0.2	139	1.6
Commercial loans	107,586	2.2	3,251	3.0

	$4,924,334	100.0%	$104,006	2.1%

      The following table presents summarized data relative to the allowances for credit and real estate owned losses at the dates indicated:

	At December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Total loans(1)	$12,135,748	$11,138,483	$9,433,901	$7,551,726	$4,924,334
Allowance for credit losses	315,402	301,602	269,352	178,218	104,006
Allowance for real estate owned losses	100	100	250	250	250
Loans past due 60 days or more(2)	69,645	91,381	86,199	74,851	37,911
Nonperforming loans(3)	51,883	53,026	39,231	25,347	9,413
Nonperforming assets(4)	60,229	63,600	54,923	35,127	14,684
Allowance for credit losses as a percentage of:
Total loans	2.6%	2.7%	2.9%	2.4%	2.1%
Loans past due 60 days or more	452.9%	330.0%	312.5%	238.1%	274.3%
Nonperforming loans	607.9%	568.8%	686.6%	703.1%	1,104.9%
Total allowance for credit losses and REO losses as a percentage of nonperforming assets	523.8%	474.4%	490.9%	508.1%	710.0%
Nonperforming loans as a percentage of total loans	0.4%	0.5%	0.4%	0.3%	0.2%
Nonperforming assets as a percentage of total assets	0.4%	0.4%	0.4%	0.3%	0.2%

(1)	Loans net of unearned interest and undisbursed loan proceeds.

(2)	Excludes Chapter 13 bankruptcy accounts greater than 120 days past due.

(3)	All nonperforming loans are on nonaccrual.

(4)	Nonperforming loans, repossessed automobiles and real estate owned, net of allowance.

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

Automobile Contract Sales and Securitizations

      Our primary source of funds is the ability to aggregate and securitize contracts in the form of asset-backed securities. These transactions generate cash proceeds that allow us to repay amounts borrowed and to purchase additional contracts. Contract sales and securitizations totaled $5.9 billion for the year ended December 31, 2004 compared with $5.9 billion and $6.9 billion for the years ended December 31, 2003 and 2002, respectively. The $5.9 billion issued in 2004 and 2003 were through public securitization transactions. Of the $6.9 billion issued in 2002, $775 million was through a privately placed conduit facility and $6.2 billion was through public securitization transactions.

Collections of Principal and Interest from Loans and MBS and Release of Cash from Spread Accounts

      The collection of principal and interest from contracts originated and securitized and the release of cash from spread accounts is another significant source of funds for us. Collections of principal and interest are deposited into collection accounts established in connection with each securitization or into our accounts for non-securitized contracts. Pursuant to reinvestment contracts entered into in connection with securitizations guaranteed under a financial guarantee insurance policy issued by FSA, we receive access to the amounts deposited into collection accounts and amounts held in the spread accounts for these securitizations. We use those amounts so received in our daily operations to fund the purchase of contracts or to cover the day to day costs of our operations. If delinquency or chargeoff rates in a securitization exceed established triggers, amounts required to be held in spread accounts will increase, requiring us to pledge additional collateral. We may bear additional expense due to an increase in required collateral. If the reinvestment contracts were no longer deemed an eligible investment, which determination would be made by the rating agencies or FSA, we would no longer have the ability to use this cash in the ordinary course of business and would need to obtain alternative financing, which may only be available on less attractive terms. See “Business — Transactions with Related Parties — Reinvestment Contracts.” If we were unable to obtain additional financing, we may have to curtail our contract purchasing activities, which would also have a material adverse effect on our financial position, liquidity and results of operations. Also, a significant increase in credit losses could have a material adverse impact on our collections of principal and interest from contracts.

      Pursuant to the securitization agreements for our securitizations that are credit enhanced through the issuance of subordinated notes, we receive cash released by the trustee from the spread accounts on such transactions once the spread accounts reach predetermined funding levels. The amounts released from these spread accounts represent the return of the initial deposits to such accounts as well as the release of excess spread on the securitized contracts.

      For real estate loans and MBS, principal and interest are deposited into our own accounts and are used in our daily operations.

      Total principal and interest collections on MBS, loans owned by us, loans securitized under a financial guarantee insurance policy issued by FSA, and release of cash from spread accounts on securitizations that are credit enhanced through the issuance of subordinated notes totaled $5.1 billion, $6.8 billion and $6.4 billion for the years ended December 31, 2004, 2003 and 2002, respectively. The decrease in principal and interest collections from 2002 to 2004 is due to our shift to senior/subordinated securitizations where principal and interest collections are held at the trustee in collection and spread accounts until certain predetermined levels are reached.

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

      The following table sets forth the amount of our deposits by type at the dates indicated:

	December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
No minimum term:
Demand deposit accounts	$705	$1,145	$1,037	$1,124	$8,229
Passbook accounts	5,880	7,282	6,688	11,192	11,768
Money market accounts	1,257,074	963,004	730,245	858,371	810,169
Noninterest bearing deposits	268,556	210,405	165,844	100,170	67,984
Certificate accounts:
Certificates (30 days to five years)	586,678	646,868	878,096	1,154,917	1,414,956
Individual retirement accounts	64,606	81,701	94,082	147,250	165,381
Brokered deposits		62,451	98,992	56,302

	$2,183,499	$1,972,856	$1,974,984	$2,329,326	$2,478,487

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

      The following table summarizes our average certificate and money market accounts outstanding:

	For the Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Average certificate accounts outstanding	$577,649	$783,720	$1,154,090
Average interest rate paid on certificate accounts	2.02%	2.63%	3.58%
Average money market accounts outstanding	$1,121,461	$855,460	$748,814
Average interest rate paid on money market accounts	1.58%	1.33%	1.97%

      Deposit accounts, subject to certain FDIC attribution rules, are insured by the FDIC up to a maximum of $100,000 per customer. Our maturities of certificate accounts greater than or equal to $100,000 were as follows:

	December 31,

	2004	2003

	(Dollars in thousands)
Three months or less	$957	$2,449
Over three months through six months	2,308	1,497
Over six months through one year	198,047	186,647
Over one year through three years	15,064	27,458
Over three years	2,206	1,844

	$218,582	$219,895

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

Subordinated Capital Debentures

      In 1997 and 2002, the Bank issued $150 million of 8.875% and $300 million of 9.625% subordinated capital debentures due in 2007 and 2012, respectively. The outstanding balance of the $150 million issuance was redeemed on August 1, 2004. At December 31, 2004, $300 million was outstanding on the subordinated debentures due in 2012 excluding discounts and issue costs. The subordinated debentures are redeemable at our option, in whole or in part, on or after May  15, 2009, at 100% of the principal amount being redeemed plus accrued interest as of the date of redemption. In addition to providing additional liquidity, the Bank is permitted to include $296 million of these debentures in supplementary capital for purposes of determining compliance with risk-based capital requirements. The Bank’s subordinated debentures are included in supplementary capital for regulatory purposes. The 9.625% debentures will not begin to be phased out as supplementary capital until May 15, 2007. See “Business — Supervision and Regulation — Capital Requirements.”

Conduit Financing

      We have previously entered into secured conduit financing transactions using an automobile receivable securitization structure for short-term financing needs. For the year ended December 31, 2002, we issued $775 million of notes secured by contracts through a conduit facility established in January 2002. This facility was terminated in May 2002 in conjunction with a $1.8 billion public asset-backed securitization. We did not enter into a secured conduit financing in 2004 or 2003.

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

      We completed a rights offering in March 2002 in which we raised $51.3 million through the issuance of 3.3 million additional common shares at a price of $15.75 per share. With the completion of the March 2002 offering, our total number of common shares issued and outstanding increased 9.1% to 39.1 million shares at March 31, 2002.

      WFS completed a rights offering in March 2002 that raised a total of $110 million through the issuance of 6.1 million additional common shares at a price of $18.00 per share. With the completion of the March

2002 offering, the number of WFS common shares issued and outstanding increased by 18% to 41.1 million shares. Of the 6.1 million additional common shares issued by WFS in 2002, the Bank purchased 5.2 million shares in the amount of $94.4 million.

      The net amount of proceeds received from WFS’ and our rights offerings executed in March 2002 totaled $67.3 million. At December 31, 2004, the Bank owned 84% of WFS’ common stock.

Principal Uses of Cash

Acquisition of Loans and Investment Securities

      Our most significant use of cash is for the acquisition of contracts, MBS and other investment securities. Loan originations totaled $7.0 billion during 2004 compared with $6.4 billion and $5.8 billion in 2003 and 2002, respectively. We purchased $1.2 billion of MBS and other investment securities during 2004 compared with $2.2 billion and $1.6 billion during 2003 and 2002, respectively.

Payments of Principal and Interest on Securitizations

      Payments of principal and interest to noteholders and certificateholders related to securitizations totaled $6.2 billion in 2004 compared with $4.9 billion and $5.6 billion in 2003 and 2002, respectively. Payments of principal and interest in 2002 include $1.5 billion of payments on conduit financings.

Amounts Paid to Dealers

      Consistent with industry practice, we generally pay dealer participation to the originating dealer for each contract purchased. Participation paid to dealers during 2004 totaled $154 million compared with $141 million and $129 million in 2003 and 2002, respectively. Typically, the acquisition of contracts higher up the prime credit quality spectrum requires a higher amount of participation paid to the dealers due to the increased level of competition for such contracts. The amount of participation paid to dealers increased primarily as a result of an increase in the amount of contracts purchased.

Advances to Spread Accounts

      At the time a securitization transaction closes, we are required to advance monies to initially fund the spread account. On senior/subordinated securitizations, the spread account balance is invested in eligible mutual fund investments by the trustee. The advanced monies are included in restricted cash on our Consolidated Statements of Financial Condition. The amount of such initial advances included in restricted cash was $52.7 million at December 31, 2004 compared with $21.7 million at December 31, 2003.

Operating Our Business

      Our largest operating expenditure is salaries and benefits. Other expenditures include occupancy, collection, repossession, telephone and data processing costs. We also use substantial amounts of cash in capital expenditures for automation and new technologies to remain competitive and to become more efficient. See “Business — Our Business Strategy — Create Operating Efficiencies Through Technology and Best Practices.”

Dividends

      Historically, we have paid a quarterly dividend to the holders of our common stock. Cash payments of dividends totaled $28.5 million in 2004 compared with $21.6 million and $18.0 million in 2003 and 2002, respectively.

Contractual Obligations

      The following table lists our contractual obligations:

	At December 31, 2004

		More Than	More Than
		One Year	Three Years
	One Year	through	through Five	More Than	No Stated
	or Less	Three Years	Years	Five Years	Maturity	Total

	(Dollars in thousands)
Certificates of deposit	$632,708	$18,233	$343			$651,284
Notes payable on automobile secured financing(1)	235,599	2,381,263	3,024,278	$4,601,760		10,242,900
Federal Home Loan Bank advances	1,137,000			2,521		1,139,521
Subordinated debentures				295,321		295,321
Other borrowings	8,577					8,577
Loan commitments	623,034	1,218		1	$1,615	625,868
Operating leases	7,022	10,154	5,229	3,603		26,008

Total contractual obligations	$2,643,940	$2,410,868	$3,029,850	$4,903,206	$1,615	$12,989,479

(1)	Includes the effects of hedging activities.

Capital Requirements

      The Bank is subject to certain minimum capital requirements imposed by FIRREA and FDICIA. See “Business — Supervision and Regulation — Capital Requirements.” The Bank currently meets all of the requirements of a “well capitalized” financial institution.

      The following table summarizes the Bank’s actual capital and required capital as of December 31, 2004 and 2003:

			Tier 1
	Tangible	Core	Risk-Based	Risk-Based
	Capital	Capital	Capital	Capital

	(Dollars in thousands)
December 31, 2004
Actual capital:
Amount	$1,196,579	$1,196,579	$1,193,529	$1,619,317
Capital ratio	8.99%	8.99%	11.59%	15.72%
FIRREA minimum required capital:
Amount	$199,654	$399,308	N/A	$824,105
Capital ratio	1.50%	3.00%	N/A	8.00%
Excess	$996,925	$797,271	N/A	$795,212
FDICIA well capitalized required capital:
Amount	N/A	$665,513	$618,079	$1,030,131
Capital ratio	N/A	5.00%	6.00%	10.00%
Excess	N/A	$531,066	$575,450	$589,186
December 31, 2003
Actual capital:
Amount	$884,536	$884,536	$881,517	$1,357,744
Capital ratio	7.06%	7.06%	9.20%	14.17%
FIRREA minimum required capital:
Amount	$187,923	$375,845	N/A	$766,665
Capital ratio	1.50%	3.00%	N/A	8.00%
Excess	$696,613	$508,691	N/A	$591,079
FDICIA well capitalized required capital:
Amount	N/A	$626,409	$574,999	$958,332
Capital ratio	N/A	5.00%	6.00%	10.00%
Excess	N/A	$258,127	$306,518	$399,412

      The following table reconciles the Bank’s capital in accordance with GAAP to the Bank’s tangible, core and risk-based capital:

	December 31,

	2004	2003

	(Dollars in thousands)
Bank shareholder’s equity — GAAP basis	$993,959	$685,045
Add: Net unrealized losses	37,529	68,203
Add: Minority interest in equity of subsidiaries	165,484	131,434
Less: Non-permissible activities	(393)	(146)

Total tangible and core capital	1,196,579	884,536
Adjustments for risk-based capital:
Subordinated debentures(1)	295,838	355,370
General loan valuation allowance(2)	129,950	120,857
Low-level recourse deduction	(3,050)	(3,019)

Risk-based capital	$1,619,317	$1,357,744

(1)	Excludes capitalized discounts and issue costs.

(2)	Limited to 1.25% of risk-weighted assets.

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

      The Asset/ Liability Committee closely monitors interest rate and prepayment risks and recommends policies for managing such risks. The primary measurement tool for evaluating this risk is the use of interest rate shock analysis. This analysis simulates the effects of an instantaneous and sustained change in interest rates (in increments of 100 basis points) on our assets and liabilities and measures the resulting increase or decrease to our net portfolio value, also known as NPV. NPV is the discounted value of the future cash flows (or “paths” of cash flows in the presence of options based on volatility assumptions and an arbitrage free Monte Carlo simulation method to achieve the current market price) of all assets minus all liabilities whose value is affected by interest rate changes plus the book value of non-interest rate sensitive assets minus the book value of non-interest rate sensitive liabilities. It should be noted that shock analysis is objective but not entirely realistic in that it assumes an instantaneous and isolated set of events. The NPV ratio is the NPV as a percentage of the discounted value of the future cash flows of all assets. At December 31, 2004, we maintained minimal interest rate risk exposure within a change in interest rates of plus or minus 100 basis points.

      The following table summarizes our NPV sensitivity analysis at December 31, 2004 based on guidance from the OTS:

Changes in Interest Rates	NPV Ratio

+100 basis points	12.10%
Base case	12.15%
-100 basis points	12.02%

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

      The contracts originated and held by us are fixed rate and, accordingly, we have exposure to changes in interest rates. To protect against potential changes in interest rates affecting interest payments on future securitization transactions, we may enter into various hedge agreements prior to closing the transaction. We enter into Euro-dollar future contracts and forward agreements in order to hedge our future interest payments on our notes payable on automobile secured financing. The market value of these hedge agreements is designed to respond inversely to changes in interest rates. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the hedge transaction. Gains and losses on these agreements are recorded in accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any ineffective portion is recognized in noninterest income during that period if the hedge is greater than 100% effective. Upon completion of the securitization transaction, the gains or losses are amortized on a level yield basis over the duration of the notes issued. These hedge instruments are settled daily, and therefore, there are no related financial instruments recorded on the Consolidated Statements of Financial Condition. Credit risk related to these hedge instruments is minimal. As a result of our approach to interest rate risk management and our hedging strategies, we do not anticipate that changes in interest rates will materially affect our results of operations or liquidity, although we can provide no assurance in this regard.

      As we issued certain variable rate notes payable in connection with our securitization activities, we also entered into interest rate swap agreements in order to hedge our variable interest rate exposure on future interest payments. The fair value of the interest rate swap agreements is included in notes payable on automobile secured financing, and any change in the fair value is reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any ineffective portion is recorded in noninterest income during that period if the hedge is greater than 100% effective. Related interest income or expense is settled on a quarterly basis and recognized as an adjustment to interest expense in our Consolidated Statements of Income.

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

      The Asset/ Liability Committee monitors our hedging activities to ensure that the value of hedges, their correlation to the contracts being hedged and the amounts being hedged continue to provide effective protection against interest rate risk. The amount and timing of hedging activities are determined by our senior management based upon the monitoring activities of the Asset/ Liability Committee. As a result of our approach to interest rate risk management and our hedging strategies, we do not anticipate that changes in interest rates will materially affect our results of operations or liquidity, although we can provide no assurance in this regard. There were no material changes in market risks in the current year compared with the prior year.

      The following table provides information about our derivative financial instruments and other financial instruments used that are sensitive to changes in interest rates. For loans, securities and liabilities with contractual maturities, the table presents principal cash flows and related weighted average interest rates by contractual maturities as well as our historical experience of the impact of interest rate fluctuations on the prepayment of real estate loans, contracts and MBS. For passbook, money market and interest bearing demand deposit accounts that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted average interest rates based on our historical experience, management’s judgment and statistical analysis. For interest rate swap agreements, the table presents notional amounts and, as applicable, weighted average interest rates by contractual maturity date. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value

	(Dollars in thousands)
Rate sensitive assets:
Fixed interest rate loans	$4,135,805	$3,363,571	$2,275,711	$1,342,606	$576,560	$68,177	$11,762,430	$12,386,280
Average interest rate	9.66%	9.61%	9.39%	9.12%	8.88%	8.18%	9.49%
Variable interest rate loans	$373,318						$373,318	$372,551
Average interest rate	5.42%						5.42%
Fixed interest rate securities	$1,164,842	$308,093	$199,796	$133,657	$92,176	$397,408	$2,295,972	$2,295,972
Average interest rate	3.23%	4.66%	4.78%	4.89%	4.99%	5.21%	4.07%
Variable interest rate securities	$1,020,522						$1,020,522	$1,020,522
Average interest rate	3.68%						3.68%
Rate sensitive liabilities:
Passbook deposits	$5,880						$5,880	$5,821
Average interest rate	0.10%						0.10%
Money market and interest bearing demand deposits	$1,257,779						$1,257,779	$1,241,202
Average interest rate	2.05%						2.05%
Certificates of deposit	$632,707	$13,462	$4,772	$330	$13		$651,284	$650,113
Average interest rate	2.31%	2.78%	3.47%	2.10%	2.84%		2.33%
Notes payable under automobile secured financing — fixed	$4,100,539	$2,822,875	$1,666,065	$627,021			$9,216,500	$9,373,462
Average interest rate	2.74%	3.03%	3.15%	3.62%			2.97%
Notes payable on automobile secured financing — variable	$1,026,400						$1,026,400	$1,026,400
Average interest rate	2.56%						2.56%
Subordinated debentures — fixed						$295,321	$295,321	$337,048
Average interest rate						9.68%	9.68%
Other fixed interest rate borrowings	$1,137,000					$2,521	$1,139,521	$1,139,908
Average interest rate	2.28%					6.53%	2.29%
Other variable interest rate borrowings	$8,577						$8,577	$8,582
Average interest rate	3.81%						3.81%
Rate sensitive derivative financial instruments:
Interest rate swap agreements	$846,141	$(217,691)	$(183,950)		$(244,500)	$(200,000)		$(57,167)
Average pay rate	3.95%	2.72%	7.28%		5.94%	6.08%	4.71%
Average receive rate	2.37%						2.37%
Euro-dollar futures contracts	$680,323	$(276,556)	$(214,842)	$(188,925)

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

COMMITTEE OF SPONSORING ORGANIZATIONS OF THE TREADWAY COMMISSION (COSO): A voluntary private sector organization dedicated to improving the quality of financial reporting through business ethics, effective internal controls and corporate governance.

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

HEDGE: A derivative instrument designed to reduce or eliminate risk, such as interest rate risk. To be treated as a hedge under GAAP, the instrument must meet certain requirements as defined under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, also known as SFAS No. 133. Under SFAS No. 133, a derivative must be expected to be highly effective in reducing the hedged risk in order to utilize the special accounting allowed for hedges. In addition, the hedge must be assessed as being highly effective on an ongoing basis throughout its life. The ineffective portion of a hedge is recorded in earnings immediately.

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

MORTGAGE LOAN: Closed-end loan or revolving line of credit secured by a first or second lien on residential real estate.

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

NET YIELD ON AVERAGE INTEREST EARNING ASSETS: Interest income from receivables and other interest earning assets reduced by interest expense as a percentage of the average balance of such interest earning assets.

NONINTEREST EXPENSE: All expenses other than interest expense.

NONINTEREST INCOME: All income other than interest income.

NONPERFORMING ASSETS (NPAs): Nonperforming loans, repossessed automobiles and real estate owned.

NONPERFORMING LOANS or NONACCRUAL LOANS: Loans on which we no longer accrue interest because ultimate collection is unlikely.

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

PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD (PCAOB): A private-sector, non-profit corporation, created by the Sarbanes-Oxley Act of 2002, to oversee the auditors of public companies in order to protect the interests of investors and further the public interest in the preparation of informative, fair and independent audit reports.

REAL ESTATE LOAN: Closed-end loan or revolving line of credit secured by a first or second lien on residential real estate.

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

RETURN ON AVERAGE SHAREHOLDERS’ EQUITY: A measure of how effective we have been in investing our net worth. Return on equity is expressed as a ratio, calculated by dividing net income by average equity excluding accumulated other comprehensive income or loss.

RETURN ON AVERAGE TOTAL ASSETS: A measure of how effective we have been in managing our assets. Return on average total assets is expressed as a ratio, calculated by dividing net income by average total assets.

RISK-ADJUSTED MARGIN: The net interest margin less the chargeoff rate.

RISK-WEIGHTED ASSETS: An amount used in determining risk-based capital ratios applicable to savings institutions. The amount of risk-weighted assets is calculated by taking the face amount of assets on and off the balance sheet and applying a factor based on the inherent risk of such assets as defined by regulation.

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

SECURITIZATION: A transaction involving the transfer of a pool of assets to a trust wherein securities representing undivided interests in, or obligations of, the trust are purchased by investors. The securities are repaid by the cash flows from the assets transferred to the trust. The transaction is treated as either a secured financing or a sale, depending on the terms of the transaction.

SFAS: Statement of Financial Accounting Standards.

SHAREHOLDERS’ EQUITY: A balance sheet amount that represents the total investment in the corporation by holders of its common stock.

SPREAD ACCOUNT: An account of a securitization trust into which excess cash flows generated by the contracts securitized are deposited. The terms of the account, which vary with each securitization, typically state a maximum balance, generally expressed as a percentage of the original or current principal balance of the notes and certificates. The initial deposit is generally funded by the company securitizing the assets and is expressed as a percentage of the original balance of the notes and certificates. The amount in excess of the required spread account balance is typically released to the certificate holder.

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

      Our Consolidated Financial Statements begin on page F-5 of this report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      As of December 31, 2004, an evaluation was carried out by our Disclosure Control Committee, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

      Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

      Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part IV, Item 15(a)(1) of the Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

      There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

      None.

PART III

      Certain information required by Part III is omitted from this report, as we will file a definitive proxy statement, also known as the Proxy Statement, within 120 days after the end of our fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934 for our Annual Meeting of Shareholders to be held April 26, 2005, and the information included therein is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant

      Information regarding directors appears under the caption “Elect Directors” in the Proxy Statement and is incorporated herein by reference. Information regarding executive officers appears under the caption “Executive Officers Who Are Not Directors” in the Proxy Statement and is incorporated herein by reference. Information regarding Section 16(a) Beneficial Ownership Reporting Compliance appears under that caption in the Proxy Statement and is incorporated herein by reference.

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

      Information regarding principal accounting fees and services appears under the caption “Audit Fees, Audit Related Fees, Tax Fees, and Other Fees” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Financial Statement Schedules, Exhibits and Reports on Form 8-K

      (a) List of documents filed as part of this report:

(1) Financial Statements

The following consolidated financial statements and report of independent registered public accounting firm for us and our subsidiaries are included in this report commencing on page F-2:

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Consolidated Statements of Financial Condition at December 31, 2004 and 2003

Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedules to the consolidated financial statements are omitted because the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.

(3) Exhibits

Exhibit
No.		Description of Exhibit

2.1		Agreement and Plan of Merger and Reorganization, dated May 23, 2004, among Westcorp, Western Financial Bank and WFS Financial Inc(1)
3.1		Articles of Incorporation(2)
3	.1.1	Certificate of Amendment of the Articles of Incorporation of Westcorp as filed May 14, 2001(3)
3	.1.2	Certificate of Amendment of the Articles of Incorporation of Westcorp, dated April 26, 2004(1)
3.2		Bylaws(2)
4.2		Indenture dated May 3, 2002 issued by Western Financial Bank, formerly Western Financial Savings Bank, F.S.B., with respect to $300,000,000 in aggregate principal amount of 9.625% Subordinated Capital Debentures due 2012(4)
10.1		Amended and Restated 1991 Stock Option Plan of Westcorp(5)
10.2		Westcorp 2001 Stock Option Plan(6)
10.3		2000 Executive Deferral Plan V(4)
10	.3.1	First Amendment to the Westcorp Executive Deferral Plan V, dated April 1, 2003(5)
10.4		Master Tax Sharing Agreement between Westcorp and its subsidiaries, dated January 1, 2004
10	.4.1	First Amendment to the Master Tax Sharing Agreement, dated June 10, 2004
10.5		Amended and Restated Reinvestment Contract between WFS Financial Inc and Western Financial Bank, F.S.B., dated January 1, 2004

Exhibit
No.		Description of Exhibit

10.6		Westcorp Cafeteria Plan with Flexible Spending Agreement between Westcorp, Western Financial Associate Solutions, Western Financial Bank, WFS Financial Inc, WestFin Insurance Agency, Inc., WFS Receivables Corporation, and Westran Services Corp., dated January 1, 2004
10	.6.1	First Amendment to the Westcorp Cafeteria Plan with Flexible Spending Agreement between Westcorp, Western Financial Associate Solutions, Western Financial Bank, WFS Financial Inc, WestFin Insurance Agency, Inc., WFS Receivables Corporation, and Westran Services Corp., dated December 1, 2004
10.7		Fourth Amended and Restated Master Collateral Assignment Agreement, dated as of September 1, 2004
10.8		Form of WFS Financial Inc Dealer Agreement(5)
10.9		Form of WFS Financial Inc Loan Application(5)
10.10		Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan, dated January 1, 2001(8)
10	.10.1	Amendment No. 1, effective as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(4)
10	.10.2	Amendment No. 2, effective as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(4)
10	.10.3	Amendment No. 3, effective as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(5)
10	.10.4	Amendment No. 4, effective as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(5)
10	.10.5	Amendment No. 5, effective as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(5)
10	.10.6	Amendment No. 6, dated as of November 1, 2003, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(3)
10	.10.7	Amendment No. 7, dated as of December 1, 2003, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(3)
10	.10.8	Amendment No. 8, dated as of December 30, 2004, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan
10.11		Amended and Restated WFS 1996 Incentive Stock Option Plan(7)
10.12		Master Allocation Agreement between Westcorp and its subsidiaries, dated January 1, 2004
10	.12.1	First Amendment to the Master Allocation Agreement between Westcorp and its subsidiaries, dated December 1, 2004
10.13		Employment Agreements(8)(9)
10.14		Intellectual Property Licensing Agreement between Westcorp and its subsidiaries and affiliates, dated as of January 1, 2004
10.15		Master Travel Services Agreement between Westran Services Corp., Westcorp, Western Financial Bank, WFS Financial Inc, Westfin Insurance Agency, Inc., WFS Receivables Corporation, and Western Financial Associate Solutions, dated January 1, 2004
10	.15.1	First Amendment to the Master Travel Services Agreement, dated December 1, 2004
10.16		Westcorp ESOP and Salary Savings Plan between Westcorp, Western Financial Associate Solutions, Western Financial Bank, WFS Financial Inc, WestFin Insurance Agency, Inc., WFS Receivables Corporation, and Westran Services Corp., dated January 1, 2004

Exhibit
No.		Description of Exhibit

10	.16.1	First Amendment to the Westcorp ESOP and Salary Savings Plan between Westcorp, Western Financial Associate Solutions, Western Financial Bank, WFS Financial Inc., WestFin Insurance Agency, Inc., WFS Receivables Corporation, and Westran Services Corp., dated December 1, 2004
10.17		Interest Rate Swap Guarantee Agreement between Western Financial Bank, Westcorp, and WFS Receivables Corporation 2, dated May 10, 2001(5)
10	.17.1	First Amendment to the Interest Rate Swap Guarantee Agreement, dated March 3, 2003(5)
10	.17.2	Second Amendment to the Interest Rate Swap Guarantee Agreement, dated August 5, 2003
10	.17.3	Third Amendment to the Interest Rate Swap Guarantee Agreement, dated July 1, 2004
10.18		Westcorp Executive Deferral Plan V Participation Agreement between Westcorp, Western Financial Associate Solutions, Western Financial Bank, WFS Financial Inc, WestFin Insurance Agency, Inc., WFS Receivables Corporation, and Westran Services Corp., dated January 1, 2004
10	.18.1	First Amendment to the Westcorp Executive Deferral Plan V Participation Agreement between Westcorp, Western Financial Associate Solutions, Western Financial Bank, WFS Financial Inc, WestFin Insurance Agency, Inc., WFS Receivables Corporation, and Westran Services Corp., dated December 1, 2004
21.1		Subsidiaries of Westcorp
23.1		Consent of Independent Auditors, Ernst & Young LLP
31.1		CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Exhibit previously filed with Westcorp Registration Statement on Form S-4 (File No. 333-117424), filed July 16, 2004, incorporated herein by reference under Exhibit Number indicated

(2)	Exhibit previously filed with Westcorp Registration Statement on Form S-4 (File No. 333-34286) filed April 11, 1990, incorporated herein by reference under Exhibit Numbers indicated

(3)	Exhibit previously filed with Annual Report on Form 10-K of Westcorp for the year ended December 31, 2003 as filed on or about March 12, 2004 incorporated herein by reference

(4)	Exhibit previously filed with Annual Report on Form 10-K of Westcorp for the year ended December 31, 2001 as filed on or about March 26, 2002

(5)	Exhibit previously filed with Westcorp Registration Statements on Form S-3 (File No. 333-110244) filed November 5, 2003 and subsequently amended on November 10, 2003 incorporated by reference under Exhibit Number indicated

(6)	Exhibit previously filed with Annual Report on Form 10-K of Westcorp for the year ended December 31, 2002 as filed on or about March 26, 2003

(7)	Exhibit previously filed as Exhibit 4.1 to the WFS Financial Inc Registration Statement on Form S-8 (File No. 333-40121), filed November 13, 1997 and incorporated herein by reference

(8)	Employment Agreement dated February 27, 1998 between WFS Financial Inc, Westcorp and Lee A. Whatcott (will be provided to the SEC upon request)

(9)	Employment Agreement, dated November 15, 1998 between the WFS Financial Inc, Westcorp and Mark Olson (will be provided to the SEC upon request)

      (b) Reports on Form 8-K

On October 28, 2004, we filed a current report on Form 8-K dated October 26, 2004, reporting information under Items 2, 7 and 9.

On October 28, 2004, we filed a current report on Form 8-K dated October 27, 2004, reporting information under Items 7 and 9.

On October 29, 2004, we filed a current report on Form 8-K dated October 28, 2004, reporting information under Items 7 and 9.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTCORP

Dated: March 11, 2005

BY:	/s/ ERNEST S. RADY

Ernest S. Rady
Chairman of the Board and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERNEST S. RADY Ernest S. Rady	Chairman of the Board and Chief Executive Officer	March 11, 2005

/s/ THOMAS A. WOLFE Thomas A. Wolfe	President and Director	March 11, 2005

/s/ JUDITH M. BARDWICK Judith M. Bardwick	Director	March 11, 2005

/s/ ROBERT T. BARNUM Robert T. Barnum	Director	March 11, 2005

/s/ JAMES R. DOWLAN James R. Dowlan	Director	March 11, 2005

/s/ DUANE A. NELLES Duane A. Nelles	Director	March 11, 2005

/s/ HARRY RADY Harry Rady	Director	March 11, 2005

/s/ CHARLES E. SCRIBNER Charles E. Scribner	Director	March 11, 2005

/s/ MARK K. OLSON Mark K. Olson	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2005

WESTCORP AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Shareholders and Board of Directors

Westcorp

      Management of Westcorp is responsible for establishing and maintaining adequate internal control over financial reporting. Westcorp’s internal control over financial reporting is a process designed under the supervision of the principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Westcorp’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

      As of December 31, 2004, management conducted an assessment of the effectiveness of Westcorp’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that Westcorp’s internal control over financial reporting as of December 31, 2004 was effective.

      Westcorp’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorizations of Westcorp’s management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Westcorp’s assets that could have a material effect on Westcorp’s financial statements.

      Management’s assessment of the effectiveness of Westcorp’s internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses unqualified opinions on management’s assessment and on the effectiveness of Westcorp’s internal control over financial reporting as of December 31, 2004.

/s/ ERNEST S. RADY

Ernest S. Rady
Chairman of the Board and
Chief Executive Officer

/s/ THOMAS A. WOLFE

Thomas A. Wolfe
President and Director

/s/ MARK K. OLSON

Mark K. Olson
Vice President and Chief
Financial Officer (Principal
Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Westcorp

      We have audited the accompanying consolidated balance sheets of Westcorp and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Westcorp’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westcorp and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Westcorp and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California

March 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders

Westcorp

      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Westcorp maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Westcorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Westcorp’s internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management’s assessment that Westcorp and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Westcorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Westcorp and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 8, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California

March 8, 2005

WESTCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,

	2004	2003

	(Dollars in thousands)
ASSETS
Cash	$89,418	$50,073
Interest bearing deposits with other financial institutions	4,092	41,009
Other short-term investments	125,000	291,000

Cash and due from banks	218,510	382,082
Restricted cash	417,833	245,399
Investment securities available for sale	119,811	117,749
Mortgage-backed securities available for sale	2,649,758	2,701,797
Loans receivable	12,135,748	11,138,483
Allowance for credit losses	(315,402)	(301,602)

Loans receivable, net	11,820,346	10,836,881
Interest receivable	79,825	80,957
Premises and equipment, net	76,526	81,814
Other assets	162,731	169,241

TOTAL ASSETS	$15,545,340	$14,615,920

LIABILITIES
Deposits	$2,183,499	$1,972,856
Notes payable on automobile secured financing	10,242,900	10,254,641
Securities sold under agreements to repurchase		222,489
Federal Home Loan Bank advances	1,139,521	328,644
Subordinated debentures	295,321	394,854
Other liabilities	178,939	188,517

TOTAL LIABILITIES	14,040,180	13,362,001
Minority interest	165,484	131,434

SHAREHOLDERS’ EQUITY
Common stock (par value $1.00 per share; authorized 65,000,000 shares; issued and outstanding 51,895,258 shares in 2004 and 51,698,398 shares in 2003)	51,895	51,698
Paid-in capital	717,098	710,001
Retained earnings	606,987	427,527
Accumulated other comprehensive loss, net of tax	(36,304)	(66,741)

TOTAL SHAREHOLDERS’ EQUITY	1,339,676	1,122,485

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,545,340	$14,615,920

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$1,158,935	$1,153,768	$1,021,317
Mortgage-backed securities	98,430	83,663	113,154
Investment securities	4,150	3,057	2,815
Other	9,370	4,529	5,654

TOTAL INTEREST INCOME	1,270,885	1,245,017	1,142,940
Interest expense:
Deposits	58,055	64,634	80,015
Notes payable on automobile secured financing	360,625	416,577	406,851
Other	44,447	49,531	43,403

TOTAL INTEREST EXPENSE	463,127	530,742	530,269

NET INTEREST INCOME	807,758	714,275	612,671
Provision for credit losses	235,248	294,006	306,233

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	572,510	420,269	306,438
Noninterest income:
Automobile lending	103,689	90,511	62,332
Insurance income	8,052	8,680	10,561
Mortgage banking	769	1,335	1,421
Other	3,612	9,631	16,339

TOTAL NONINTEREST INCOME	116,122	110,157	90,653
Noninterest expense:
Salaries and associate benefits	176,024	163,436	137,462
Credit and collections	33,245	35,977	36,429
Data processing	17,623	17,751	18,711
Occupancy	15,650	15,678	15,063
Other	53,065	49,640	44,288

TOTAL NONINTEREST EXPENSE	295,607	282,482	251,953

INCOME BEFORE INCOME TAX	393,025	247,944	145,138
Income tax	155,797	98,275	52,267

INCOME BEFORE MINORITY INTEREST	237,228	149,669	92,871
Minority interest in earnings of subsidiaries	29,266	26,064	13,153

NET INCOME	$207,962	$123,605	$79,718

Earnings per common share:
Basic	$4.01	$2.88	$2.07

Diluted	$3.96	$2.85	$2.05

Weighted average number of common shares outstanding:
Basic	51,826,412	42,867,262	38,588,710

Diluted	52,568,834	43,397,211	38,922,611

Dividends declared	$0.56	$0.52	$0.48

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
					Other
					Comprehensive
		Common	Paid-in	Retained	Income (Loss),
	Shares	Stock	Capital	Earnings	Net of Tax	Total

	(Dollars in thousands, except share amounts)
Balance at January 1, 2002	35,802,491	$35,802	$301,955	$263,853	$(60,906)	$540,704
Net income				79,718		79,718
Unrealized gains on securities available for sale and retained interest in securitized assets, net of tax(1)					28,605	28,605
Unrealized losses on cash flow hedges, net of tax(2)					(135,422)	(135,422)
Reclassification adjustment for gains on securities available for sale included in net income, net of tax(3)					(3)	(3)
Reclassification adjustment for losses on cash flow hedges included in net income, net of tax(4)					66,176	66,176

Comprehensive income						39,074
Issuance of common stock	3,397,983	3,398	49,468			52,866
Issuance of subsidiary common stock			(1,405)			(1,405)
Cash dividends				(18,042)		(18,042)

Balance at December 31, 2002	39,200,474	39,200	350,018	325,529	(101,550)	613,197
Net income				123,605		123,605
Unrealized losses on securities available for sale, net of tax(1)					(7,315)	(7,315)
Unrealized losses on cash flow hedges, net of tax(2)					(21,285)	(21,285)
Reclassification adjustment for gains on securities available for sale included in net income, net of tax(3)					(5,058)	(5,058)
Reclassification adjustment for losses on cash flow hedges included in net income, net of tax(4)					68,467	68,467

Comprehensive income						158,414
Issuance of common stock	12,371,500	12,372	356,863			369,235
Issuance of subsidiary common stock			702			702
Stock options expensed(5)			669			669
Stock options exercised	126,424	126	1,749			1,875
Cash dividends				(21,607)		(21,607)

Balance at December 31, 2003	51,698,398	51,698	710,001	427,527	(66,741)	1,122,485
Net income				207,962		207,962
Unrealized losses on securities available for sale, net of tax(1)					(9,677)	(9,677)
Unrealized losses on cash flow hedges, net of tax(2)					(1,570)	(1,570)
Reclassification adjustment for gains on securities available for sale included in net income, net of tax(3)					(1,446)	(1,446)
Reclassification adjustment for losses on cash flow hedges included in net income, net of tax(4)					43,130	43,130

Comprehensive income						238,399
Issuance of subsidiary common stock			(47)			(47)
Stock options expensed(5)			2,665			2,665
Stock options exercised	196,860	197	4,479			4,676
Cash dividends				(28,502)		(28,502)

Balance at December 31, 2004	51,895,258	$51,895	$717,098	$606,987	$(36,304)	$1,339,676

(1)	The pre-tax amount of unrealized losses on securities available for sale and retained interest in securitized assets was $16.1 million for the year ended December 31, 2004, compared with unrealized losses of $12.2 million and unrealized gains of $48.5 million for the years ended December 31, 2003 and 2002, respectively.
(2)	The pre-tax amount of unrealized losses on cash flow hedges was $2.6 million for the year ended December 31, 2004 compared with $35.5 million and $230 million for the years ended December 31, 2003 and 2002, respectively.
(3)	The pre-tax amount of gains on securities available for sale reclassified into earnings was $2.4 million for the year ended December 31, 2004 compared with $8.4 million and $5.0 thousand for the years ended December 31, 2003 and 2002.
(4)	The pre-tax amount of losses on cash flow hedges reclassified into earnings was $71.9 million for the year ended December 31, 2004 compared with $114 million and $112 million for the year ended December 31, 2003 and 2002, respectively.
(5)	Amount represents expense related to stock options granted.

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$207,962	$123,605	$79,718
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	235,248	294,006	306,233
Depreciation	12,879	13,771	14,654
Amortization of losses on cash flow hedges	37,830	54,523	54,509
Amortization of premium on mortgage-backed securities	38,751	70,177	38,319
Amortization of participation paid to dealers	127,205	110,120	92,151
Amortization of retained interest in securitized assets			36,461
Amortization, other	4,884	1,927	2,073
Gain on sales, net	(6,917)	(12,396)	(9,380)
Other	511	(6,119)	(2,652)
Loans held for sale:
Proceeds from sales of mortgage loans			554
(Increase) decrease in other assets	(9,078)	1,220	(45,195)
(Decrease) increase in other liabilities	(9,111)	72,961	15,148
Other, net	31,284	27,019	9,215

NET CASH PROVIDED BY OPERATING ACTIVITIES	671,448	750,814	591,808
INVESTING ACTIVITIES:
Loans receivable:
Origination of loans	(7,048,047)	(6,416,501)	(5,797,684)
Participation paid to dealers	(154,156)	(141,079)	(129,272)
Loan payments and payoffs	5,855,964	5,015,241	3,725,870
Investment securities available for sale:
Purchases	(81,952)	(139,912)	(59,449)
Proceeds from sale	81,254	82,288	75,629
Proceeds from maturities	459	427	1,646
Mortgage-backed securities:
Purchases	(1,209,978)	(2,165,051)	(1,624,936)
Proceeds from sale	52,295	157,828
Payments received	1,155,441	1,872,193	1,077,868
Decrease in amounts due from trusts			34,658
Purchase of premises and equipment	(11,398)	(22,577)	(18,920)
Proceeds from sales of premises and equipment	4,510	7,940	8,348

NET CASH USED IN INVESTING ACTIVITIES	(1,355,608)	(1,749,203)	(2,706,242)
FINANCING ACTIVITIES:
Increase (decrease) in deposits	225,799	24,011	(417,706)
(Decrease) increase in securities sold under agreements to repurchase	(218,741)	(53,103)	117,954
Proceeds from notes payable on automobile secured financing	5,853,702	5,877,506	6,912,058
Payments on notes payable on automobile secured financing	(5,829,495)	(4,677,911)	(4,336,602)
(Decrease) increase in borrowings	(469)	3,155	(19,178)
Increase in amounts held on behalf of trustee			(102,854)
Increase (decrease) in FHLB Advances	810,877	(7,631)	(207,141)
Proceeds from issuance of subordinated debentures			292,472
Payments on subordinated debentures	(104,683)	(7,315)	(41,134)
Increase in restricted cash	(172,434)	(173,636)	(71,763)
Cash dividends	(28,502)	(21,607)	(18,042)
Payments on cash flow hedges	(18,733)	(38,428)	(83,080)
Proceeds from issuance of common stock	3,229	371,110	52,866
Proceeds from issuance of subsidiary common stock	38	105	16,472

NET CASH PROVIDED BY FINANCING ACTIVITIES	520,588	1,296,256	2,094,322

(DECREASE) INCREASE IN CASH AND DUE FROM BANKS	(163,572)	297,867	(20,112)
Cash and due from banks at beginning of year	382,082	84,215	104,327

CASH AND DUE FROM BANKS AT END OF YEAR	$218,510	$382,082	$84,215

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$473,622	$524,146	$513,944
Income taxes	171,822	108,403	83,267
SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:
Acquisition of real estate acquired through foreclosure	321	412	1,107

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Summary of Significant Accounting Policies

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

Investment Securities and Mortgage-Backed Securities Available for Sale

      Investment securities and mortgage-backed securities, also known as MBS, are classified as available for sale and carried at fair value. Any change in the fair value is reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any decline in the fair value of the investments which is deemed to be other than temporary is charged against current earnings. The method used in determining the cost of investments sold is specific identification. We amortize premiums and discounts using the effective interest method.

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

Allowance for Credit Losses

      The allowance for credit losses is maintained at a level that we believe is adequate to absorb probable losses in our loan portfolio that can be reasonably estimated. Our determination of the amount of the allowance for credit losses is based on a review of various quantitative and qualitative analyses. Quantitative analyses include the review of chargeoff trends by loan program, migration analysis of delinquent and current accounts by risk category, analysis of historical cumulative losses, and econometric forecasts. Other quantitative analyses include the evaluation of the size of any particular asset group, the concentration of any credit tier and the percentage of delinquency. Qualitative analyses include trends in chargeoffs over various time periods and at various statistical midpoints and high points, the severity of depreciated values of repossessions or foreclosures, trends in the number of days repossessions are held in inventory, trends in the number of loan modifications, trends in delinquency roll rates, trends in deficiency balance collections both internally and from collection agencies, trends in custom scores and the effectiveness of our custom scores and trends in the economy generally or in specific geographic locations.

      The analysis of the adequacy of the allowance for credit losses is not only dependent upon effective quantitative and qualitative analyses, but also effective loan review and asset classification. We classify our assets in accordance with regulatory guidance into five categories based on delinquency and whether the account is in bankruptcy or repossession status. Some accounts may be split into more than one asset classification due to fair value or net realizable value calculations. Based upon our asset classifications, we establish specific and general valuation allowances.

      The specific valuation allowance is determined as the difference between the wholesale book value and contract balance for contracts where the borrower has filed bankruptcy or the vehicle has been repossessed by us and is subject to a redemption period. The general valuation allowance is determined by applying various factors to the loan balances in each asset classification.

      Actual losses on contracts are charged to the allowance at various times during the servicing process. When a vehicle is repossessed and the redemption period has expired, the excess of the contract balance over the estimated wholesale value of the vehicle is charged off against the allowance. At the time the vehicle is sold, any difference between the sales price and the estimated wholesale value of the vehicle is recorded to the allowance as either an additional chargeoff or a recovery. All accounts that are 120 days delinquent are charged off against the allowance, except accounts that are in Chapter 13 bankruptcy status. For accounts in Chapter 13 bankruptcy status, the difference between the contact value and the related Chapter 13 plan of reorganization is charged against the allowance. Accounts in Chapter 13 bankruptcy status that are no longer in compliance with their Chapter 13 plans of reorganization and are 120 days delinquent are charged off against the allowance.

      The allowance for credit losses is increased by charging the provision for credit losses and decreased by actual losses on the loans or based on credit trends or economic conditions.

Nonaccrual Contracts

      Nonaccrual loans are loans on which accrual of interest has been suspended. Interest is suspended on all real estate loans when, in our judgement, the interest will not be collectible in the normal course of business or when loans are 90 days or more past due or full collection of principal is not assured. When a loan is placed on nonaccrual, interest accrued is reversed against interest income. The accrual of interest income is suspended on all loans, except consumer loans. On these loans, interest continues to accrue until the loans are charged off, which occurs automatically after the loans are past due 120 days, except for accounts that are in Chapter 13 bankruptcy. At the time that a loan is charged off, all accrued interest is reversed. For those accounts that are in Chapter 13 bankruptcy and are contractually past due greater than 120 days, all accrued interest is reversed and income is recognized on a cash basis. As of December 31, 2004 and 2003, the amounts of accrued interest reversed were not material.

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

Repossessed Assets

      All accounts for which collateral has been repossessed and the redemption period has expired are reclassified from loans receivable to repossessed assets at fair value with any adjustment recorded against the allowance for credit losses. Repossessed assets are included in other assets on the Consolidated Statements of Financial Condition and are not material.

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

Nonperforming Assets

      Nonperforming assets consist of nonperforming loans (defined as all nonaccrual loans), repossessed assets, and real estate owned. Nonperforming assets were included in other assets on the Consolidated Statements of Financial Condition and are not material.

Securitization Transactions

      Automobile contract asset-backed securitization transactions are treated as either sales or secured financings for accounting purposes depending upon the securitization structure. Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, also known as SFAS No. 140, defines the criteria used to evaluate securitization structures in determining the proper accounting treatment. These criteria pertain to whether or not the transferor has surrendered control over the transferred assets. If a securitization transaction meets all the criteria defined in SFAS No. 140, the transaction is required to be treated as a sale. If any one of the criteria is not met, the transaction is required to be treated as a secured financing.

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

Interest Income and Fee Income

      Interest income is earned in accordance with the terms of the loan. For pre-computed contracts, interest is earned monthly, and for simple interest loans, interest is earned daily. Interest income on most loans is earned using the effective yield method. Interest income earned but not collected is reported as interest receivable on the Consolidated Statements of Financial Condition. Other loans use different methods that approximate the effective interest method.

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

Income Taxes

      We file a consolidated federal tax return, and combined or consolidated returns in states where such filing method is allowed. In other states, subsidiaries file separate state tax returns.

Fair Values of Financial Instruments

      Fair value information about financial instruments is reported using quoted market prices for which it is practicable to estimate that value. In cases where quoted market prices are not readily available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and in many cases, could not be realized in immediate settlement of the instruments. Fair values for certain financial instruments and all non-financial instruments are not required to be disclosed. Accordingly, the aggregate fair value amounts presented do not necessarily represent the underlying value of our financial position.

      We use the following methods and assumptions in estimating our fair value disclosures for financial instruments:

Cash and due from banks: The carrying amounts reported on the Consolidated Statements of Financial Condition approximate those assets’ fair values.

Restricted cash: The carrying amounts reported on the Consolidated Statements of Financial Condition approximate those assets’ fair values.

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

Deposits: The fair values disclosed for demand deposit accounts, passbook accounts and certain types of money market accounts are, by definition, equal to the amount payable on demand at the reporting date, i.e., their carrying amounts. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposit to a schedule of aggregated expected monthly maturities on time deposits.

Securities sold under agreements to repurchase, notes payable on automobile secured financing, Federal Home Loan Bank advances and subordinated debentures: The fair value is estimated by using discounted cash flow analyses based on our current incremental borrowing rates for similar types of borrowing arrangements.

Short-term borrowings: The carrying amounts reported on the Consolidated Statements of Financial Condition approximate their fair values.

Derivative Financial Instruments

      All derivatives are recorded on the balance sheet at fair value. Changes in the fair value of derivatives designated as hedges are either offset against the change in fair value of the hedged assets, liabilities or firm commitments directly through income or recognized through accumulated other comprehensive income (loss) on the balance sheet until the hedged items are recognized in earnings, depending on the nature of the hedges. The ineffective portion of a derivative’s change in fair value for a cash flow hedge is recognized in accumulated other comprehensive income (loss) on the balance sheet if the hedge is less than 100% effective or in earnings if the hedge is greater than 100% effective. We employ regression analysis and discounted cash flow analysis to test the effectiveness of our hedges on a quarterly basis. All of our derivative instruments that are designated as hedges are treated as cash flow hedges.

      The contracts originated and held by us are fixed rate and, accordingly, we have exposure to changes in interest rates. To protect against potential changes in interest rates affecting interest payments on future securitization transactions, we enter into various hedge agreements. We enter into Euro-dollar futures contracts and forward agreements in order to hedge our future interest payments on our notes payable on automobile secured financing. The market value of these hedge agreements respond inversely to changes in interest rates. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the hedge transaction. Gains and losses on these agreements are recorded in accumulated other comprehensive income (loss), net of tax. Any ineffective portion is recognized in noninterest income during that period if the hedge is greater than 100% effective. Upon completion of the securitization transaction, the gains or losses are amortized on a level yield basis over the duration of the notes issued. These hedge instruments are settled daily, and therefore, there are no related financial instruments recorded on the Consolidated Statements of Financial Condition. Credit risk related to these hedge instruments is minimal.

      As we issued certain variable rate notes payable, we also entered into interest rate swap agreements in order to hedge our variable interest rate exposure on future interest payments. The fair value of the interest rate swap agreements is included in notes payable on automobile secured financing, and any change in the fair value is reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any ineffective portion is recorded in noninterest income during that period if the hedge is greater than 100% effective. Related interest income or expense is settled on a quarterly basis and recognized as an adjustment to interest expense in our Consolidated Statements of Income.

      We also entered into interest rate swap agreements to protect against potential changes in interest rates affecting interest payments on future deposits gathered by us and future securities sold under agreements to repurchase. The fair value of the interest rate swap agreements is included in deposits and securities sold under agreements to repurchase, respectively, and any change in the fair value is reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Related interest income or expense is settled on a quarterly basis and is recorded in accumulated other comprehensive income (loss) and reclassified into earnings in the period during which cash flows on the hedged items affect income.

      We also enter into interest rate swap agreements or other derivatives that we choose not to designate as hedges or that do not qualify for hedge accounting. These derivatives pertain to variable rate notes issued in conjunction with the securitization of our contracts. Any change in the market value of such derivatives and any income or expense recognized on such derivatives is recorded to noninterest income.

Stock-Based Compensation

      We use the fair value method to account for stock-based employee compensation. See “Note 21 — Stock Options” for further disclosure.

Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, also known as SFAS No. 123(R). SFAS No. 123(R) requires all share-based payments to employees to be recognized in the financial statements based on their fair values. SFAS No. 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. We adopted the prospective application method of transition to the fair value based method as provided for in Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123 on January 1, 2003 and currently account for our stock-based payments issued since that date based on their fair values. The adoption of SFAS No. 123(R) will not have a material effect on our earnings or financial position.

Note 2 —	Investment Securities Available for Sale

      Investment securities available for sale consisted of the following:

	December 31, 2004

		Gross
	Amortized	Unrealized
	Cost	(Loss) Gain	Fair Value

	(Dollars in thousands)
U.S. government agencies and corporations	$50,119	$(345)	$49,774
FHLB securities	60,612		60,612
Other	9,419	6	9,425

	$120,150	$(339)	$119,811

	December 31, 2003

		Gross
	Amortized	Unrealized
	Cost	Gain	Fair Value

	(Dollars in thousands)
U.S. government agencies and corporations	$50,241	$252	$50,493
FHLB securities	58,803		58,803
Other	8,446	7	8,453

	$117,490	$259	$117,749

      At December 31, 2004, the stated maturities of our investment securities available for sale were as follows:

	One Year		Five Years		Ten Years
	to Five Years		to Ten Years		to Twenty-five Years		No Stated Maturity

	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value

Other	$791	$791	$2,031	$2,031	$3,596	$3,596	$3,001	$3,007
U.S. government agencies and corporations	50,119	49,774
FHLB securities							60,612	60,612

	$50,910	$50,565	$2,031	$2,031	$3,596	$3,596	$63,613	$63,619

Note 3 —	Mortgage-Backed Securities Available for Sale

      MBS available for sale consisted of the following:

	December 31, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(Dollars in thousands)
GNMA certificates	$2,575,317	$15,232	$8,753	$2,581,796
FNMA participation certificates	30,195	123	143	30,175
FHLMC participation certificates	36,261	154	193	36,222
Other	1,565			1,565

	$2,643,338	$15,509	$9,089	$2,649,758

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(Dollars in thousands)
GNMA certificates	$2,613,962	$28,607	$4,484	$2,638,085
FNMA participation certificates	24,967	306		25,273
FHLMC participation certificates	36,734	9	78	36,665
Other	1,774			1,774

	$2,677,437	$28,922	$4,562	$2,701,797

      Proceeds from the sale of MBS available for sale for the years ended December 31, 2004, 2003 and 2002 were as follows:

	For the Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Proceeds from sales of MBS available for sale	$52,295	$157,828
Gross realized gains	2,410	8,423
Gross realized losses

      Our MBS available for sale portfolio had maturities of one month to thirty years at December 31, 2004 and 2003, although payments are generally received monthly throughout the life of these securities.

Note 4 —	Net Loans Receivable

      Net loans receivable consisted of the following:

	December 31,

	2004	2003

	(Dollars in thousands)
Consumer:
Automobile contracts	$11,599,528	$10,657,864
Other	4,386	6,002
Unearned discounts	(38,871)	(61,300)

	11,565,043	10,602,566
Real estate:
Mortgage	202,095	237,668
Construction	48,730	16,503

	250,825	254,171
Undisbursed loan proceeds	(37,061)	(17,948)

	213,764	236,223
Commercial	165,806	124,431

	11,944,613	10,963,220
Dealer participation, net of deferred contract fees	191,135	175,263

	12,135,748	11,138,483
Allowance for credit losses	(315,402)	(301,602)

	$11,820,346	$10,836,881

      Loans owned and managed by us excluding dealer participation totaled $11.9 billion and $11.0 billion as of December 31, 2004 and 2003, respectively. There were no impaired loans at December 31, 2004 and 2003. Nonperforming loans, or loans on which we have discontinued the accrual of interest income, included in net loans receivable were $51.9 million and $53.0 million at December 31, 2004 and 2003, respectively. Repossessed assets and real estate owned were $8.3 million and $10.6 million at December 31, 2004 and 2003, respectively, and are included in other assets on our Consolidated Statement of Financial Condition.

Note 5 —	Allowance for Credit Losses

      Changes in the allowance for credit losses were as follows:

	For the Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Balance at beginning of year	$301,602	$269,352	$178,218
Chargeoffs:
Consumer loans	(312,594)	(350,718)	(280,378)
Commercial loans	(492)		(511)
Mortgage loans	(203)	(352)	(260)

	(313,289)	(351,070)	(281,149)
Recoveries:
Consumer loans	91,792	89,196	66,050
Commercial loans	49	78
Mortgage loans		40

	91,841	89,314	66,050

Net chargeoffs	(221,448)	(261,756)	(215,099)
Provision for credit losses	235,248	294,006	306,233

Balance at end of year	$315,402	$301,602	$269,352

Ratio of net chargeoffs during the period to average loans owned during the period	1.9%	2.5%	2.6%
Ratio of allowance for credit losses to loans at the end of the period	2.6%	2.7%	2.9%

Note 6 —	Premises and Equipment

      Premises and equipment consisted of the following:

	December 31,

	2004	2003

	(Dollars in thousands)
Land	$14,510	$16,985
Buildings and improvements	49,308	52,522
Computers and software	56,516	57,626
Furniture and equipment	20,577	21,110
Other	12,383	12,478

	153,294	160,721
Less: Accumulated depreciation	(76,768)	(78,907)

	$76,526	$81,814

Note 7 —	Accrued Interest Receivable

      Accrued interest receivable consisted of the following:

	December 31,

	2004	2003

	(Dollars in thousands)
Interest on loans receivable	$68,168	$67,663
Interest on securities	11,657	13,294

	$79,825	$80,957

Note 8 —	Deposits

      Deposits consisted of the following:

		Weighted Average		Weighted Average
		Rate for the	Effects of	Rate for the
	Weighted	Year Ended	Hedging for the	Year Ended
	Average Rate at	December 31, 2004	Year Ended	December 31, 2004
	December 31,	Excluding the	December 31,	Including the
	2004(1)	Effects of Hedging	2004	Effects of Hedging

	(Dollars in thousands)
Demand deposit accounts	0.1%	0.1%		0.1%
Passbook accounts	0.1	0.1		0.1
Money market deposit accounts	1.8	1.4	0.2%	1.6
Brokered certificate accounts		1.7		1.7
Certificate accounts	2.5	1.8	4.4	6.2

(1)	Contractual rate.

	December 31,

	2004	2003

	(Dollars in thousands)
Noninterest bearing deposits	$268,556	$210,405
Demand deposit accounts	705	1,145
Passbook accounts	5,880	7,282
Money market deposit accounts	1,257,074	963,004
Brokered certificate accounts		62,451
Certificate accounts	651,284	728,569

	$2,183,499	$1,972,856

      The aggregate amount of certificate accounts in denominations greater than or equal to $100,000 was $219 million and $220 million at December 31, 2004 and 2003, respectively. Deposit amounts in excess of $100,000 are not federally insured.

      Scheduled maturities of certificate accounts at December 31, 2004 were as follows:

		Weighted
		Average
	Amount	Rate

	(Dollars in thousands)
Six months or less	$208,091	2.01%
More than six months through one year	424,617	2.69
More than one year through three years	18,233	2.96
More than three years through ten years	343	2.13

	$651,284

      Interest expense on deposits consisted of the following:

	For the Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Demand deposit accounts	$27	$48	$117
Passbook accounts	7	16	39
Money market deposit accounts	17,730	11,359	14,772
Certificate accounts	39,493	51,154	63,867
Brokered certificate accounts	798	2,057	1,220

	$58,055	$64,634	$80,015

      Accrued interest payable on deposits at December 31, 2004 and 2003 was $4.3 million and $5.7 million, respectively, including accrued interest payable on related interest rate swap agreements, and is included in other liabilities in the Consolidated Statements of Financial Condition.

      Certificate accounts by maturity categories at December 31, 2004 were as follows:

2005	$632,707
2006	13,462
2007	4,772
2008	330
2009	13

$651,284

Note 9 —	Notes Payable on Automobile Secured Financing

      We issued $5.9 billion of notes secured by automobile contracts through public transactions for both the years ended December 31, 2004 and 2003.

      Interest payments on these transactions based on the respective note’s interest rate are due either monthly or quarterly, in arrears. Interest expense on all notes payable on automobile secured financing, including interest payments under interest rate swap agreements, totaled $361 million for the year ended December 31, 2004 compared with $417 million and $407 million for the years ended December 31, 2003 and 2002, respectively.

      The stated maturities of our notes payable on automobile secured financing and their weighted average interest rates, including the effect of interest rate swap agreements on variable rate notes payable, were as follows:

	December 31, 2004

		Weighed Average
	Amount	Interest Rate

	(Dollars in thousands)
2005	$235,599	2.03%
2006	1,890	4.20
2007	2,379,373	2.24
2008	1,712,941	2.75
2009	1,311,337	4.01
Thereafter	4,601,760	3.32

	$10,242,900	3.03%

Note 10 —	Securities Sold Under Agreements to Repurchase

      Securities sold under agreements to repurchase are summarized as follows:

December 31, 2003

(Dollars in thousands)
Balance at end of period	$222,489
Estimated fair value at end of period	222,489
Average amount outstanding during the period	220,989
Maximum amount outstanding at any given month-end during the period	273,094
Weighted average interest rate during the period	2.0%
Weighted average interest rate at end of period	1.1%

      MBS sold under agreements to repurchase were delivered to dealers who arranged the transactions. The dealers may have sold, loaned, or otherwise disposed of such securities to other parties in the normal course of their operations and have agreed to resell to us substantially identical securities at the maturity of the agreements. At December 31, 2004, we had no agreements outstanding. At December 31, 2003, we had $118 million and $99.4 million outstanding with our counterparties, Salomon Smith Barney and Nomura Securities Co., Ltd., respectively. The agreements at December 31, 2003 matured within 30 days. Average amounts are computed based upon daily ending balances.

Note 11 —	Federal Home Loan Bank Advances

      Advances from the Federal Home Loan Bank are collateralized with eligible real estate loans and MBS. The FHLB advances were collateralized with mortgage loans totaling $106 million and $147 million at December 31, 2004 and 2003, respectively, and MBS totaling $1.9 billion and $1.1 billion at December 31, 2004 and 2003, respectively.

      Information as to interest rates and maturities on advances from the FHLB is as follows:

	December 31,

	2004	2003

	(Dollars in thousands)
Range of interest rates	2.0% — 7.1	% 0.9% — 7.1%
Weighted average interest rate	2.3%	1.0%
Year due:
2004		$326,000
2005	$1,137,000
Thereafter	2,521	2,644

	$1,139,521	$328,644

      We had available credit with the FHLB of approximately $703 million and $779 million at December 31, 2004 and 2003, respectively.

Note 12 —	Other Borrowings

      We have an unsecured line of credit with a bank which has a maximum availability of $15.0 million and $30.0 million at December 31, 2004 and 2003, respectively. There was no amount outstanding at both December 31, 2004 and 2003. The line of credit has an interest rate tied to either the Prime Rate or the London Interbank Offered Rate, also known as LIBOR, based on our choice. The weighted average interest rate was 4.40%, 3.12%, and 4.5% at December 31, 2004, 2003 and 2002, respectively. There was no interest expense for the year ended December 31, 2004 compared with no interest expense and $0.1 million for the years ended December 31, 2003 and 2002, respectively.

Note 13 —	Subordinated Debentures

      Subordinated debentures consisted of the following:

	December 31,

	2004	2003

	(Dollars in thousands)
Subordinated debentures	$300,000	$400,820
Discount and issuance costs	(4,679)	(5,966)

Net subordinated debentures	$295,321	$394,854

      The subordinated debentures are unsecured and consist of a $150 million 8.875% issuance and a $300 million 9.625% issuance. The outstanding balance of the $150 million issuance was redeemed on August 1, 2004. The outstanding balance of the $300 million issuance is due in 2012 and is redeemable on or after May 15, 2009 at our option, in whole or in part at 100% of the principal amount being redeemed plus accrued interest as of the date of redemption. In addition, these debentures may be redeemed in part prior to May 15, 2005, provided at least 65% of the debentures remain outstanding, the redemption is with the proceeds of and within 90 days of an equity issuance by the Bank and the redemption price is not less than 109.625%. For regulatory purposes, the subordinated debentures are included as part of the Bank’s supplementary capital, subject to certain limitations.

Note 14 —	Commitments and Contingencies

      Future minimum payments under noncancelable operating leases on premises and equipment with terms of one year or more were as follows:

December 31, 2004

(Dollars in thousands)
2005	$7,022
2006	5,741
2007	4,413
2008	3,129
2009	2,100
Thereafter	3,603

$26,008

      In certain cases, these agreements include various renewal options and contingent rental agreements. Rental expense for premises and equipment totaled $7.8 million, $7.4 million and $7.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

      Commitments to fund consumer loans, mortgage loans, letters of credit and unused lines of credit were as follows:

	December 31,

	2004	2003

	(Dollars in thousands)
Fixed rate loans	$443,504	$383,772
Variable rate loans	182,364	126,140

	$625,868	$509,912

Mortgage loans sold with recourse	$24,651	$31,448

      At December 31, 2004, we had commitments to fund fixed rate loans at rates ranging from 5.12% to 10.09% with loan terms ranging from one month to 46 years.

      We have pledged certain assets relative to amounts held on behalf of trustee, including amounts related to securitization transactions treated as secured financings, as follows:

	December 31,

	2004	2003

	(Dollars in thousands)
FNMA participation certificates	$15,754	$19,744
GNMA certificates	619,560	1,058,908
Automobile contracts	272,850	375,230
Multifamily first mortgages	13,662	18,680

	$921,826	$1,472,562

      We issued certain MBS that include recourse provisions. Subject to certain limitations, we are required, for the life of the loans, to repurchase the buyer’s interest in individual loans on which foreclosure proceedings have been completed. Securities with recourse issued by us had a total outstanding balance of $24.7 million and $31.4 million at December 31, 2004 and 2003, respectively. The maximum remaining exposure under these recourse provisions was $24.7 million and $31.4 million at December 31, 2004 and 2003, respectively. We have pledged approximately $5.0 million of MBS as collateral under these recourse provisions at both December 31, 2004 and 2003, respectively.

      We have provided for probable losses that can be reasonably estimated which may occur as a result of our recourse obligations. The amount reserved for probable losses on recourse obligations totaled $1.0 million at both December 31, 2004 and 2003. The amount of reserves held was determined based upon historical experience of losses on repurchased loans.

      We or our subsidiaries are involved as a party to certain legal proceedings incidental to our business, including Lee, et al v. WFS Financial Inc, United States District Court, Middle District of Tennessee at Nashville, No. 3-02-0570 filed June 17, 2002 (raising claims under the Equal Credit Opportunity Act) and Thompson, et al v. WFS Financial Inc, California Superior Court, County of Alameda Civil Action No. RG03088926, Court of Appeal No. A104967 (raising claims under California’s Unfair Competition Law and related claims). WFS has reached a settlement in the Lee, et al v. WFS Financial Inc and Thompson, et al v. WFS Financial Inc cases. The United States District Court, Middle District of Tennessee at Nashville, granted final approval of these settlements and entered judgment on November 15, 2004, and the settlement became effective on December 20, 2004 after the expiration of the time for appeal. The pending appeal in the Thompson, et al v. WFS Financial Inc case was dismissed on December 15, 2004, pursuant to the terms of the settlement.

      Beginning on May 24, 2004 and continuing thereafter, a total of four separate purported class action lawsuits relating to the announcement by us and WFS that we were commencing an exchange offer for the outstanding public shares of WFS were filed in the Orange County, California Superior Court against us, WFS, our individual board members, and individual board members of WFS. On June 24, 2004, the actions were consolidated under the caption In re WFS Financial Shareholder Litigation, Case No. 04CC00559, also known as the Action. On July 16, 2004, the court granted a motion by plaintiff Alaska Hotel & Restaurant Employees Pension Trust Fund, in Case No. 04CC00573, to amend the consolidation order to designate it the lead plaintiff in the litigation. The lead plaintiff filed a consolidated amended complaint on August 9, 2004, and then filed the present “corrected” consolidated amended complaint on September 15, 2004. All of the shareholder-related actions allege, among other things, that the defendants breached their respective fiduciary duties and seek to enjoin or rescind the transaction and obtain an unspecified sum in damages and costs, including attorneys’ fees and expenses. The parties have tentatively agreed to a full and final resolution of the Action and, on January 19, 2005, the parties entered into a Memorandum of Understanding, also known as MOU, concerning the terms of the tentative settlement. The parties are in the process of preparing a formal settlement agreement based on the terms of the MOU and will present it to the Court for approval. Pursuant to the terms of the MOU, the parties have agreed, among other things, that additional disclosures will be made in Westcorp’s Registration Statement on Form S-4 (as filed with the SEC on July 16, 2004), the claims asserted in the Action will be fully released, and the Action will be dismissed with prejudice. Further, pursuant to the MOU, WFS has agreed to pay plaintiffs’ attorneys’ fees and expenses in the amount of $675,000, or in such lesser amount as the Court may order.

      We do not believe that the outcome of any of these proceedings will have a material effect upon our financial condition, results of operations and cash flows.

Note 15 —	Accumulated Other Comprehensive Loss, Net of Tax

      The following table summarizes the components of accumulated other comprehensive loss, net of tax:

	December 31,

	2004	2003

	(Dollars in thousands)
Unrealized gain on marketable securities	$3,648	$14,771
Unrealized loss on interest rate swaps: (1)
Deposits	(29,203)	(38,297)
Automobile secured financing	(353)	(19,539)
Securities sold under agreements to repurchase		(2,248)

	(29,556)	(60,084)
Realized loss on settled cash flow hedges: (1)
Deposits	(8,369)	(9,539)
Automobile secured financing	(2,027)	(11,889)

	(10,396)	(21,428)

Total accumulated other comprehensive loss	$(36,304)	$(66,741)

(1)	All cash flow hedges are structured to hedge future interest payments on deposits or borrowings.

Note 16 — Comprehensive income

      The following table presents the components of comprehensive income, net of related tax, for the periods indicated:

	For the Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Net income	$207,962	$123,605	$79,718
Unrealized (losses) gains on securities available for sale, net of tax	(9,677)	(7,315)	28,605
Unrealized losses on cash flow hedges, net of tax	(1,570)	(21,285)	(135,422)
Reclassification adjustment for gains on securities available for sale included in net income, net of tax	(1,446)	(5,058)	(3)
Reclassification adjustment for losses on cash flow hedges included in net income, net of tax	43,130	68,467	66,176

Comprehensive income	$238,399	$158,414	$39,074

Note 17 —	Equity Offerings

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

Note 18 — Dividends

      We paid cash dividends of $0.55, $0.51 and $0.47 per share for the years ended December 31, 2004, 2003 and 2002, respectively. There are no restrictions on the payment of dividends by Westcorp.

      Our wholly owned subsidiary, the Bank, is restricted by regulation and by the indenture relating to its subordinated debenture as to the amount of funds which can be transferred to us in the form of dividends. Under the most restrictive of these terms, on December 31, 2004, the Bank’s restricted shareholder’s equity was $635 million with a maximum dividend of $358 million.

      The Bank must notify the Office of Thrift Supervision, also known as the OTS, of its intent to declare cash dividends thirty days before declaration and may not make a loan to us for any purpose to the extent we engage in any activities not permitted for a bank holding company.

Note 19 — Automobile Lending Income

      Automobile lending income consisted of the following components:

	For the Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Fee income	$103,689	$90,511	$81,087
Contractual servicing income			10,735
Retained interest expense, net of RISA amortization			(29,490)

Total automobile lending income	$103,689	$90,511	$62,332

      Fee income consists primarily of documentation fees, late charges and deferment fees.

Note 20 —	Employee Benefit Plans

      We have various employee benefit plans, which vary on the types of associates covered and the benefits received. These plans include the Westcorp Employee Stock Ownership and Salary Savings Plan, the Executive Deferral Plan, and the Long Term Incentive Plan.

      The Westcorp Employee Stock Ownership Plan, also known as the ESOP, covers essentially all associates who have completed six months of service, excluding contract or temporary employees. Contributions to the ESOP are discretionary and determined by the Board of Directors within limits set forth under the Employee Retirement Income Security Act of 1974. These contributions are allocated to the associate’s account based upon years of service and annual compensation. All shares purchased by the ESOP are allocated to associates who participate in the ESOP. The Salary Savings Plan, also known as the 401(k) Plan, covers essentially all associates who have completed three months of service, excluding contract or temporary employees. Contributions to the 401(k) Plan are guaranteed and based on a fixed percent of the associate’s payroll deferral for the calendar year. As of December 31, 2004, the ESOP and 401(k) plan held a total of 1,741,296 shares of our common stock. All shares are considered outstanding for purposes of calculating our earnings per share.

      The following table shows our cash contributions and compensation expense related to our ESOP and 401(k) Plan:

	For the Year Ended
	December 31,

	2004	2003	2002

	(Dollars in thousands)
Cash contribution	$7,291	$5,803	$2,753
Compensation expense	8,611	9,789	1,376

      The Executive Deferral Plan, also known as the EDP, covers a select group of our management or highly compensated associates as determined by our Board of Directors. The EDP is designed to allow participants to defer a portion of their compensation on a pre-tax basis and earn tax-deferred interest on these deferrals. The EDP also provides for us to match portions of the amounts contributed by our associates at the discretion of our Board of Directors. For the year ended December 31, 2004, expense related to the EDP for us and our subsidiaries totaled $2.2 million compared with $2.1 million and $0.7 million for the years ended December 31, 2003 and 2002, respectively.

      The Long Term Incentive Plan, also known as the LTIP, covers certain key executive officers in which such officers will be entitled to receive a fixed incentive amount provided that our tangible net book value per common share as of December 31, 2004 equals or exceeds $28.08, as adjusted at our sole discretion, and the executive officer remains continuously employed by us or our subsidiaries through April 30, 2005. We expensed $1.0 million, $0.9 million and $0.8 million for the years ended December 31, 2004, 2003 and 2002, respectively, related to the LTIP.

Note 21 — Stock Options

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

      Under the 2001 Plan, we reserved a total of 3,000,000 shares of common stock for future issuance. As of December 31, 2004, a total of 1,693,544 shares were available for future grants. The options may be exercised within five to seven years after the date of the grant, depending upon the grant date. Additionally, the weighted average life of the options outstanding at December 31, 2004 was 3.31 years and the exercise prices ranged from $12.63 to $42.19 per share.

      Options outstanding and exercisable at December 31, 2004 were as follows:

	Options Outstanding			Options Exercisable

	Number	Weighted Average	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price

$12.00 — 13.00	168,103	1.00	$12.63	168,103	$12.63
13.00 — 14.00	152,125	2.14	13.25	152,125	13.25
15.00 — 16.00	1,000	2.86	15.25	1,000	15.25
17.00 — 18.00	212,446	3.14	17.32	139,883	17.32
18.00 — 19.00	685,708	3.56	18.57	238,299	18.52
19.00 — 20.00	5,000	4.60	19.85	2,500	19.85
20.00 — 21.00	3,000	4.85	20.41	1,500	20.41
42.00 — 43.00	519,500	4.13	42.19

	1,746,882	3.31	$24.41	703,410	$15.74

      Stock option activity is summarized as follows:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2002	1,076,814	$14.67
Granted	414,500	18.33
Exercised	(143,251)	13.29
Forfeited	(180,625)	16.06

Outstanding at December 31, 2002	1,167,438	15.91
Granted	444,000	18.78
Exercised	(126,424)	14.84
Forfeited	(24,478)	17.19

Outstanding at December 31, 2003	1,460,536	16.86
Granted	540,900	42.19
Exercised	(196,860)	16.40
Forfeited	(57,694)	27.10

Outstanding at December 31, 2004	1,746,882	$24.41

      Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Our stock options have characteristics significantly different from traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. We utilize the Binomial option valuation model for all stock options expensed as we feel it provides a better measure of value for companies that pay dividends than other valuation models. In our opinion, no option valuation model necessarily provides a reliable single measure of the fair value of our employee stock options. Nonetheless, the fair value of options granted in 2004, 2003, and 2002 was estimated with the following assumptions:

	December 31,

	2004	2003	2002

Risk-free interest rate	2.3%	2.2%	3.4%
Expected dividend	0.49	0.45
Volatility factor	0.47	0.46	0.31
Expected option life	3 years	3 years	7 years

      The weighted average fair value of options granted during the year ended December 31, 2004 was $13.26 compared to $5.48 for the options granted during the year ended December 31, 2003.

      Pro forma net income and diluted earnings per share for the respective periods were as follows:

	For the Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands, except per
	share amounts)
Net income, as reported	$207,962	$123,605	$79,718
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,609	404
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,143	1,225	858

Pro forma net income	$207,428	$122,784	$78,860

Earnings per share
Basic — as reported	$4.01	$2.88	$2.07

Basic — pro forma	$4.00	$2.86	$2.04

Earnings per share
Diluted — as reported	$3.96	$2.85	$2.05

Diluted — pro forma	$3.95	$2.83	$2.03

Note 22 — Income Taxes

      Income tax expense consisted of the following:

	For the Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Current:
Federal	$136,755	$94,149	$72,144
State	30,447	16,587	14,127

	167,202	110,736	86,271
Deferred:
Federal	(10,032)	(13,300)	(24,816)
State	(1,373)	839	(9,188)

	(11,405)	(12,461)	(34,004)

	$155,797	$98,275	$52,267

      A reconciliation of total tax provisions and the amounts computed by applying the statutory federal income tax rate of 35% to income before tax is as follows:

	For the Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Tax at statutory rate	$137,559	$86,780	$50,601
State tax (net of federal tax benefit)(1)	18,897	11,327	3,211
Other	(659)	168	(1,545)

	$155,797	$98,275	$52,267

(1)	State tax for 2002 includes the result of a one-time benefit of legislation enacted by the State of California which eliminated the use of the reserve method of accounting for bad debts for large banks and financial corporations for taxable income purposes for tax years after January 1, 2002.

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

      Significant components of our deferred tax assets and liabilities were as follows:

	December 31,

	2004	2003

	(Dollars in thousands)
Deferred tax assets:
Reserves for credit losses	$115,814	$108,416
State tax deferred benefit	8,972	5,291
Deferred compensation accrual	8,982	7,158
Tax basis difference — marketable securities and derivatives	27,021	57,861
Other, net	16,373	14,262

Total deferred tax assets	177,162	192,988
Deferred tax liabilities:
Loan fee income deferred for tax purposes	(159)	(281)
FHLB dividends	(8,812)	(7,947)
Accelerated depreciation for tax purposes	(13,419)	(12,012)
Loan costs	(321)	(317)
Deferred taxes on unrealized gains	(2,432)	(9,847)
Tax basis difference — mortgage-backed securities	(17,615)	(17,818)
Other, net	(26,520)	(24,860)

Total deferred tax liabilities	(69,278)	(73,082)

Net deferred tax assets	$107,884	$119,906

Note 23 — Fair Values of Financial Instruments

      The estimated fair values of our financial instruments were as follows:

	December 31,

	2004		2003

	Carrying		Carrying
	Amounts	Fair Value	Amounts	Fair Value

	(Dollars in thousands)
Financial assets:
Cash and interest bearing deposits with other financial institutions	$93,510	$93,510	$91,082	$91,082
Other short-term investments	125,000	125,000	291,000	291,000
Restricted cash	417,833	417,833	245,399	245,399
Investment securities and MBS	2,769,569	2,769,569	2,819,546	2,819,546
Loans receivable	12,135,748	12,758,831	11,138,483	12,004,390
Financial liabilities:
Deposits(1)	2,183,499	2,165,692	1,972,856	1,965,945
Securities sold under agreements to repurchase(2)			222,489	222,489
Short-term borrowings	8,577	8,582	9,046	9,049
Notes payable on automobile secured financing(3)	10,242,900	10,399,862	10,254,641	10,511,044
Federal Home Loan Bank advances	1,139,521	1,139,908	328,644	328,644
Subordinated debentures	295,321	337,048	394,854	395,699
Other:
Loan commitments		635,493		518,723

(1)	Included in deposits are interest rate swap agreements with a carrying amount equal to their fair value of $55.4 million and $72.8 million at December 31, 2004 and 2003, respectively.

(2)	Included in securities sold under agreements to repurchase are interest rate swap agreements with a carrying amount equal to their fair value of $5.4 million at December 31, 2003.

(3)	Included in notes payable on automobile secured financing are interest rate swap agreements with a carrying amount equal to their fair value of $1.7 million and $37.3 million at December 31, 2004 and 2003, respectively.

      The methods and assumptions used in estimating the fair values of our financial instruments are included in “Note 1 — Summary of Significant Accounting Policies.”

Note 24 — Financial Instrument Agreements

      Our interest rate swap agreements are with counterparties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional amount and a specified index. We pay a fixed interest rate and receive a floating interest rate on all of our interest rate swap agreements. At December 31, 2004 and 2003, the terms of our interest rate swaps were to pay a weighted average fixed rate of 4.6% and 4.5% and to receive a weighted average variable rate of 2.5% and 1.4%, respectively, with expiration dates ranging from 2005 to 2011 and collateral requirements generally ranging from 3% to 4%. Variable interest rates may change in the future.

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

      For the year ended December 31, 2004, the unrealized loss on cash flow hedges was $1.6 million, net of taxes of $1.0 million, compared with $21.3 million, net of taxes of $14.2 million, for the year ended December 31, 2003. We reclassified $43.1 million and $68.5 million into earnings, net of tax, for the years ended December 31, 2004 and 2003, respectively, which is included in interest expense on the Consolidated Statements of Income. The amount recognized in earnings due to ineffectiveness was immaterial. We estimate that we will reclassify into earnings during the next twelve months approximately $14 million of the realized loss on settled cash flow hedges that was recorded in accumulated other comprehensive loss as of December 31, 2004.

Note 25 — Proposed Conversion and Merger

      On May 23, 2004, we entered into a definitive agreement pursuant to which we will acquire the outstanding 16% common stock minority interest of WFS not already owned by our wholly owned subsidiary, the Bank. The transaction is structured as a merger of WFS with and into the Bank. In connection with the merger, the Bank has filed an application with the California Department of Financial Institutions to convert its federal thrift charter to a California state bank charter. The merger agreement is conditioned upon the conversion of the charter. The transaction is subject to, among other closing conditions, the receipt of regulatory approvals and the approval of a majority of WFS Financial’s shareholders, other than shares controlled by Westcorp.

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

Note 26 — Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands, except per share amounts)
Basic:
Net income	$207,962	$123,605	$79,718
Average basic common shares outstanding	51,826,412	42,867,262	38,588,710
Net income per common share — basic	$4.01	$2.88	$2.07
Diluted:
Net income	$207,962	$123,605	$79,718
Average basic common shares outstanding	51,826,412	42,867,262	38,588,710
Stock option adjustment	742,422	529,949	333,901
Average diluted common shares outstanding	52,568,834	43,397,211	38,922,611
Earnings per common share — diluted	$3.96	$2.85	$2.05

Note 27 — Regulatory Capital

      At December 31, 2004 and 2003, the Office of Thrift Supervision categorized the Bank as “well capitalized.” To be categorized as “well capitalized,” the Bank must maintain minimum capital ratios as set forth in the table below. The Bank’s capital is subject to review by federal regulators for the components, amounts, risk weighting classifications and other factors. There are no conditions or events since December 31, 2004 that we believe have changed the Bank’s category.

      The following table summarizes the Bank’s actual capital and required capital as of December 31, 2004 and 2003:

			Tier 1
	Tangible	Core	Risk-Based	Risk-Based
	Capital	Capital	Capital	Capital

	(Dollars in thousands)
December 31, 2004
Actual Capital:
Amount	$1,196,579	$1,196,579	$1,193,529	$1,619,317
Capital ratio	8.99%	8.99%	11.59%	15.72%
FIRREA minimum required capital:
Amount	$199,654	$399,308	N/A	$824,105
Capital ratio	1.50%	3.00%	N/A	8.00%
Excess	$996,925	$797,271	N/A	$795,212
FDICIA well capitalized required capital:
Amount	N/A	$665,513	$618,079	$1,030,131
Capital ratio	N/A	5.00%	6.00%	10.00%
Excess	N/A	$531,066	$575,450	$589,186
December 31, 2003
Actual Capital:
Amount	$884,536	$884,536	$881,517	$1,357,744
Capital ratio	7.06%	7.06%	9.20%	14.17%
FIRREA minimum required capital:
Amount	$187,923	$375,845	N/A	$766,665
Capital ratio	1.50%	3.00%	N/A	8.00%
Excess	$696,313	$508,691	N/A	$591,079
FDICIA well capitalized required capital:
Amount	N/A	$626,409	$574,999	$958,332
Capital ratio	N/A	5.00%	6.00%	10.00%
Excess	N/A	$258,127	$306,518	$399,412

      The following table reconciles the Bank’s equity to the Bank’s tangible, core and risk-based capital:

	December 31,

	2004	2003

	(Dollars in thousands)
Bank shareholder’s equity — GAAP basis	$993,959	$685,045
Adjustments for tangible and core capital:
Unrealized losses on securities available for sale and cash flow hedges	37,529	68,203
Non-permissible activities	(393)	(146)
Minority interest in equity of subsidiaries	165,484	131,434

Total tangible and core capital	1,196,579	884,536
Adjustments for risk-based capital:
Subordinated debentures(1)	295,838	355,370
General loan valuation allowance(2)	129,950	120,857
Low-level recourse deduction	(3,050)	(3,019)

Risk-based capital	$1,619,317	$1,357,744

(1)	Excludes capitalized discounts and issue costs.

(2)	Limited to 1.25% of risk-weighted assets.

Note 28 — Westcorp (Parent Company Only) Financial Information

STATEMENTS OF FINANCIAL CONDITION

	December 31,

	2004	2003

	(Dollars in thousands)
Assets
Cash	$58,150	$287,730
Interest receivable	65
Intercompany notes receivable	26,014
Investment in subsidiaries	1,300,799	847,447
Income tax receivable	1,849
Other	2,813	129

Total assets	$1,389,690	$1,135,306
Liabilities
Short-term borrowing	$43,522
Income tax payable		$1,159
Other liabilities	110	1,793

Total liabilities	43,632	2,952
Shareholders’ Equity
Shareholders’ equity	1,346,058	1,132,354

Total liabilities and shareholders’ equity	$1,389,690	$1,135,306

STATEMENTS OF INCOME

	For the Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Income:
Dividends from subsidiaries	$7,000	$19,250	$16,100
Interest income	2,711	251
Noninterest income	(5)	29

Total income	9,706	19,530	16,100
Expense:
Interest expense	444		138
Noninterest expense	3,097	1,298	5,071

Total expense	3,541	1,298	5,209
Income before income taxes and equity in net income of subsidiaries	6,165	18,232	10,891
Income tax benefit	(392)	(369)	(2,087)

Income before equity in net income of subsidiaries	6,557	18,601	12,978
Equity in undistributed net income of subsidiaries	195,652	105,230	67,698

Net income	$202,209	$123,831	$80,676

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$202,209	$123,831	$80,676
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	(80)
Equity in undistributed net income of subsidiaries	(195,652)	(105,230)	(67,698)
Other, net	(30,833)	4,256	(927)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(24,356)	22,857	12,051
INVESTING ACTIVITIES
Investment securities available for sale:
Purchases	(79,920)
Payments	80,000
Capital contribution to subsidiary	(225,000)	(93,050)	(29,700)

NET CASH USED IN INVESTING ACTIVITIES	(224,920)	(93,050)	(29,700)
FINANCING ACTIVITIES
Increase (decrease) in short-term borrowings	43,522		(20,000)
Dividends paid	(28,502)	(21,607)	(18,042)
Issuance of common stock	4,676	371,110	52,866

NET CASH PROVIDED BY FINANCING ACTIVITIES	19,696	349,503	14,824

(DECREASE) INCREASE IN CASH	(229,580)	279,310	(2,825)
Cash at beginning of year	287,730	8,420	11,245

CASH AT END OF YEAR	$58,150	$287,730	$8,420

Note 29 — Quarterly Results of Operations (Unaudited)

      The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2004 and 2003. Certain quarterly amounts have been adjusted to conform with the year-end presentation.

	For the Three Months Ended

	March 31	June 30	September 30	December 31

	(Dollars in thousands, except per share amounts)
2004
Interest income	$313,659	$310,983	$321,238	$325,005
Interest expense	119,236	113,835	115,000	115,056

Net interest income	194,423	197,148	206,238	209,949
Provision for credit losses	62,294	51,539	60,337	61,078
Noninterest income	28,690	27,554	30,027	29,851
Noninterest expense	71,400	73,635	74,946	75,626

Income before income taxes	89,419	99,528	100,982	103,096
Income taxes	35,313	39,725	40,188	40,571

Income before minority interest	54,106	59,803	60,794	62,525
Minority interest in earnings of subsidiaries	10,741	5,388	6,122	7,015

Net income	$43,365	$54,415	$54,672	$55,510

Earnings per common share — basic	$0.84	$1.05	$1.05	$1.07

Earnings per common share — diluted	$0.83	$0.80	$1.04	$1.06

2003
Interest income	$307,862	$309,562	$310,911	$316,682
Interest expense	141,405	135,470	129,870	123,997

Net interest income	166,457	174,092	181,041	192,685
Provision for credit losses	79,884	68,036	73,150	72,936
Noninterest income	27,753	27,731	27,833	26,840
Noninterest expense	68,606	72,824	66,923	74,129

Income before income taxes	45,720	60,963	68,801	72,460
Income taxes	18,226	23,975	27,343	28,731

Income before minority interest	27,494	36,988	41,458	43,729
Minority interest in earnings of subsidiaries	3,945	5,385	12,123	4,611

Net income	$23,549	$31,603	$29,335	$39,118

Earnings per common share — basic	$0.60	$0.81	$0.65	$0.82

Earnings per common share — diluted	$0.60	$0.80	$0.64	$0.80

Note 30 — Subsequent Events (Unaudited)

      On March 3, 2005, we declared a cash dividend of $0.15 per share for shareholders of record as of May 3, 2005, with a payable date of May 17, 2005.

      On January 28, 2005, we completed the issuance of $1.6 billion of notes secured by contracts with a weighted average interest rate of 3.66% through a securitization transaction accounted for as a secured financing. The senior notes issued are credit enhanced through the issuance of subordinated notes.

EXHIBIT INDEX

Exhibit
No.		Description of Exhibit

2.1		Agreement and Plan of Merger and Reorganization, dated May 23, 2004, among Westcorp, Western Financial Bank and WFS Financial Inc(1)
3.1		Articles of Incorporation(2)
3	.1.1	Certificate of Amendment of the Articles of Incorporation of Westcorp as filed May 14, 2001(3)
3	.1.2	Certificate of Amendment of the Articles of Incorporation of Westcorp, dated April 26, 2004(1)
3.2		Bylaws(2)
4.2		Indenture dated May 3, 2002 issued by Western Financial Bank, formerly Western Financial Savings Bank, F.S.B., with respect to $300,000,000 in aggregate principal amount of 9.625% Subordinated Capital Debentures due 2012(4)
10.1		Amended and Restated 1991 Stock Option Plan of Westcorp(5)
10.2		Westcorp 2001 Stock Option Plan(6)
10.3		2000 Executive Deferral Plan V(4)
10	.3.1	First Amendment to the Westcorp Executive Deferral Plan V, dated April 1, 2003(5)
10.4		Master Tax Sharing Agreement between Westcorp and its subsidiaries, dated January 1, 2004
10	.4.1	First Amendment to the Master Tax Sharing Agreement, dated June 10, 2004
10.5		Amended and Restated Reinvestment Contract between WFS Financial Inc and Western Financial Bank, F.S.B., dated January 1, 2004
10.6		Westcorp Cafeteria Plan with Flexible Spending Agreement between Westcorp, Western Financial Associate Solutions, Western Financial Bank, WFS Financial Inc, WestFin Insurance Agency, Inc., WFS Receivables Corporation, and Westran Services Corp. dated January 1, 2004
10	.6.1	First Amendment to the Westcorp Cafeteria Plan with Flexible Spending Agreement between Westcorp, Western Financial Associate Solutions, Western Financial Bank, WFS Financial Inc, WestFin Insurance Agency, Inc., WFS Receivables Corporation, and Westran Services Corp. dated December 1, 2004
10.7		Fourth Amended and Restated Master Collateral Assignment Agreement, dated as of September 1, 2004
10.8		Form of WFS Financial Inc Dealer Agreement(5)
10.9		Form of WFS Financial Inc Loan Application(5)
10.10		Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan, dated January 1, 2001(8)
10	.10.1	Amendment No. 1, effective as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(4)
10	.10.2	Amendment No. 2, effective as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(4)
10	.10.3	Amendment No. 3, effective as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(5)
10	.10.4	Amendment No. 4, effective as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(5)
10	.10.5	Amendment No. 5, effective as of January 1, 2001, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(5)
10	.10.6	Amendment No. 6, dated as of November 1, 2003, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(3)
10	.10.7	Amendment No. 7, dated as of December 1, 2003, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan(3)

Exhibit
No.		Description of Exhibit

10	.10.8	Amendment No. 8, dated as of December 30, 2004, to Amended and Restated Westcorp Employee Stock Ownership and Salary Savings Plan
10.11		Amended and Restated WFS 1996 Incentive Stock Option Plan(7)
10.12		Master Allocation Agreement between Westcorp and its subsidiaries, dated January 1, 2004
10	.12.1	First Amendment to the Master Allocation Agreement between Westcorp and its subsidiaries, dated December 1, 2004
10.13		Employment Agreements(8)(9)
10.14		Intellectual Property Licensing Agreement between Westcorp and its subsidiaries and affiliates, dated as of January 1, 2004
10.15		Master Travel Services Agreement between Westran Services Corp., Westcorp, Western Financial Bank, WFS Financial Inc, Westfin Insurance Agency, Inc., WFS Receivables Corporation, and Western Financial Associate Solutions, dated January 1, 2004
10	.15.1	First Amendment to the Master Travel Services Agreement, dated December 1, 2004
10.16		Westcorp ESOP and Salary Savings Plan between Westcorp, Western Financial Associate Solutions, Western Financial Bank, WFS Financial Inc, WestFin Insurance Agency, Inc., WFS Receivables Corporation, and Westran Services Corp., dated January 1, 2004
10	.16.1	First Amendment to the Westcorp ESOP and Salary Savings Plan between Westcorp, Western Financial Associate Solutions, Western Financial Bank, WFS Financial Inc., WestFin Insurance Agency, Inc., WFS Receivables Corporation, and Westran Services Corp., dated December 1, 2004
10.17		Interest Rate Swap Guarantee Agreement between Western Financial Bank, Westcorp, and WFS Receivables Corporation 2, dated May 10, 2001(5)
10	.17.1	First Amendment to the Interest Rate Swap Guarantee Agreement, dated March 3, 2003(5)
10	.17.2	Second Amendment to the Interest Rate Swap Guarantee Agreement, dated August 5, 2003
10	.17.3	Third Amendment to the Interest Rate Swap Guarantee Agreement, dated July 1, 2004
10.18		Westcorp Executive Deferral Plan V Participation Agreement between Westcorp, Western Financial Associate Solutions, Western Financial Bank, WFS Financial Inc, WestFin Insurance Agency, Inc., WFS Receivables Corporation, and Westran Services Corp., dated January 1, 2004
10	.18.1	First Amendment to the Westcorp Executive Deferral Plan V Participation Agreement between Westcorp, Western Financial Associate Solutions, Western Financial Bank, WFS Financial Inc, WestFin Insurance Agency, Inc., WFS Receivables Corporation, and Westran Services Corp., dated December 1, 2004
21.1		Subsidiaries of Westcorp
23.1		Consent of Independent Auditors, Ernst & Young LLP
31.1		CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Exhibit previously filed with Westcorp Registration Statement on Form S-4 (File No. 333-117424), filed July 16, 2004, incorporated herein by reference under Exhibit Number indicated

(2)	Exhibit previously filed with Westcorp Registration Statement on Form S-4 (File No. 333-34286) filed April 11, 1990, incorporated herein by reference under Exhibit Numbers indicated

(3)	Exhibit previously filed with Annual Report on Form 10-K of Westcorp for the year ended December 31, 2003 as filed on or about March 12, 2004 incorporated herein by reference

(4)	Exhibit previously filed with Annual Report on Form 10-K of Westcorp for the year ended December 31, 2001 as filed on or about March 26, 2002

(5)	Exhibit previously filed with Westcorp Registration Statements on Form S-3 (File No. 333-110244) filed November 5, 2003 and subsequently amended on November 10, 2003 incorporated by reference under Exhibit Number indicated

(6)	Exhibit previously filed with Annual Report on Form 10-K of Westcorp for the year ended December 31, 2002 as filed on or about March 26, 2003

(7)	Exhibit previously filed as Exhibit 4.1 to the WFS Financial Inc Registration Statement on Form S-8 (File No. 333-40121), filed November 13, 1997 and incorporated herein by reference

(8)	Employment Agreement dated February 27, 1998 between WFS Financial Inc, Westcorp and Lee A. Whatcott (will be provided to the SEC upon request)

(9)	Employment Agreement, dated November 15, 1998 between the WFS Financial Inc, Westcorp and Mark Olson (will be provided to the SEC upon request)