Form 10-Q
period 2005-03-31
WESTCORP /CA/
filed 2005-05-10
CIK 813461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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
Yes ☑ No ☐

As of April 29, 2005, the registrant had 52,053,777 outstanding shares of common stock, $1.00 par value. The shares of common stock represent the only class of common stock of the registrant.

The total number of sequentially numbered pages is 34.

WESTCORP AND SUBSIDIARIES

FORM 10-Q

March 31, 2005

Forward-Looking Statements

This Form 10-Q includes and incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended or the Exchange Act. Forward-looking statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies, as well as the proposed merger of WFS and the Bank and the conversion of the Bank to a California State Commercial Bank. These statements are subject to uncertainties and, among other things, factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause actual results to differ materially from those expressed in or implied by these forward-looking statements.

These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar terms and phrases, including references to assumptions. These statements are contained in sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Form 10-Q and in the documents incorporated by reference.

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

Additional factors that could cause actual results to differ are discussed under the heading “Business Risks” and in other sections of our Form 10-K for the fiscal year ended December 31, 2004 on file with the Securities and Exchange Commission, and in our other current and periodic reports filed from time to time with the Commission. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

INDUSTRY DATA

In this Form 10-Q, we rely on and refer to information regarding the automobile lending industry from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

Available Information

We provide access to all of our filings with the Securities and Exchange Commission on our Web site at http://www.westcorpinc.com free of charge on the same day that these reports are electronically filed with the Commission. The information contained in our Web site does not constitute part of this filing.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WESTCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2005	December 31, 2004
	(Dollars in thousands)
ASSETS
Cash	$87,481	$89,333
Interest bearing deposits with other financial institutions	12,443	4,177
Other short-term investments	195,000	125,000

Cash and due from banks	294,924	218,510
Restricted cash	742,652	417,833
Investment securities available for sale	134,955	119,811
Mortgage-backed securities available for sale	2,663,878	2,649,758
Loans receivable	12,360,961	12,135,748
Allowance for credit losses	(315,882)	(315,402)

Loans receivable, net	12,045,079	11,820,346
Interest receivable	79,664	79,825
Premises and equipment, net	75,782	76,526
Other assets	119,354	162,731

TOTAL ASSETS	$16,156,288	$15,545,340

LIABILITIES
Deposits	$2,248,702	$2,183,499
Notes payable on automobile secured financing	11,657,786	10,242,900
Federal Home Loan Bank advances	152,492	1,139,521
Subordinated debentures	295,588	295,321
Other liabilities	226,867	178,939

TOTAL LIABILITIES	14,581,435	14,040,180

Minority interest	175,197	165,484

SHAREHOLDERS’ EQUITY
Common stock (par value $1.00 per share; authorized 65,000,000 shares; issued and outstanding 52,047,110 shares at March 31, 2005 and 51,895,258 shares at December 31, 2004)	52,047	51,895
Paid-in capital	720,005	717,098
Retained earnings	660,400	606,987
Accumulated other comprehensive loss, net of tax	(32,796)	(36,304)

TOTAL SHAREHOLDERS’ EQUITY	1,399,656	1,339,676

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,156,288	$15,545,340

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended
	March 31,
	2005	2004
	(Dollars in thousands, except
	per share amounts)
Interest income:
Loans, including fees	$301,615	$286,300
Mortgage-backed securities	27,136	24,688
Investment securities	1,138	1,058
Other	4,148	1,613

TOTAL INTEREST INCOME	334,037	313,659
Interest expense:
Deposits	16,510	13,307
Notes payable on automobile secured financing	87,484	94,218
Other	13,116	11,711

TOTAL INTEREST EXPENSE	117,110	119,236

NET INTEREST INCOME	216,927	194,423
Provision for credit losses	48,978	62,294

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	167,949	132,129
Noninterest income:
Automobile lending	15,331	25,748
Insurance income	2,045	1,824
Mortgage banking	117	235
Other	1,800	883

TOTAL NONINTEREST INCOME	19,293	28,690
Noninterest expenses:
Salaries and associate benefits	43,786	42,084
Credit and collections	8,567	8,592
Data processing	4,622	4,179
Occupancy	3,935	3,877
Other	11,680	12,668

TOTAL NONINTEREST EXPENSES	72,590	71,400

INCOME BEFORE INCOME TAX	114,652	89,419
Income tax	45,639	35,313

INCOME BEFORE MINORITY INTEREST	69,013	54,106
Minority interest in earnings of subsidiaries	8,331	10,741

NET INCOME	$60,682	$43,365

Earnings per common share:
Basic	$1.17	$0.84

Diluted	$1.15	$0.83

Weighted average number of common shares outstanding:
Basic	51,957,883	51,737,663

Diluted	52,597,731	52,493,432

Dividends declared	$0.15	$0.14

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					Other
					Comprehensive
		Common	Paid-in	Retained	Income (Loss),
	Shares	Stock	Capital	Earnings	Net of Tax	Total
		(Dollars in thousands, except share amounts)
Balance at January 1, 2004	51,698,398	$51,698	$710,001	$427,527	$(66,741)	$1,122,485
Net income				207,962		207,962
Unrealized losses on securities available for sale, net of tax (1)					(9,677)	(9,677)
Unrealized losses on cash flow hedges, net of tax (2)					(1,570)	(1,570)
Reclassification adjustment for gains on securities available for sale included in net income, net of tax (3)					(1,446)	(1,446)
Reclassification adjustment for losses on cash flow hedges included in income, net of tax (4)					43,130	43,130

Comprehensive income						238,399
Issuance of subsidiary common stock			(47)			(47)
Stock options expensed (5)			2,665			2,665
Stock options exercised	196,860	197	4,479			4,676
Cash dividends				(28,502)		(28,502)

Balance at December 31, 2004	51,895,258	51,895	717,098	606,987	(36,304)	1,339,676
Net income				60,682		60,682
Unrealized losses on securities available for sale, net of tax (1)					(13,036)	(13,036)
Unrealized gains on cash flow hedges, net of tax (2)					10,415	10,415
Reclassification adjustment for losses on cash flow hedges included in income, net of tax (4)					6,129	6,129

Comprehensive income						64,190
Issuance of subsidiary common stock			(303)			(303)
Stock options expensed (5)			635			635
Stock options exercised	151,852	152	2,575			2,727
Cash dividends				(7,269)		(7,269)

Balance at March 31, 2005	52,047,110	$52,047	$720,005	$660,400	$(32,796)	$1,399,656

(1)	The pre-tax amount of unrealized losses on securities available for sale was $21.7 million for the three months ended March 31, 2005 compared with $16.1 million for the year ended December 31, 2004.

(2)	The pre-tax amount of unrealized gains on cash flow hedges was $17.4 million for the three months ended March 31, 2005 compared with unrealized losses of $2.6 million for the year ended December 31, 2004.

(3)	There was no pre-tax amount of unrealized gains on securities available for sale reclassified into earnings for the three months ended March 31, 2005 compared with $2.4 million for the year ended December 31, 2004.

(4)	The pre-tax amount of unrealized losses on cash flow hedges reclassified into earnings was $10.2 million for the three months ended March 31, 2005 compared with $71.9 million for the year ended December 31, 2004.

(5)	Amount represents pre-tax expense related to stock options granted.

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2005	2004
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$60,682	$43,365
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	48,978	62,294
Amortization of loan fees and costs	25,563	29,754
Amortization of losses on cash flow hedges	8,233	11,769
Amortization of premium on mortgage-backed securities	5,467	11,722
Depreciation	3,117	3,159
Amortization, other	299	390
Gain on sales, net	(23)	(95)
Other	635	(103)
Decrease in other assets	40,848	31,205
Increase in other liabilities	18,744	17,074
Other, net	8,331	10,741

NET CASH PROVIDED BY OPERATING ACTIVITIES	220,874	221,275
INVESTING ACTIVITIES:
Increase in restricted cash	(324,818)	(94,482)
Loans receivable:
Origination of loans, net of fees and costs	(1,989,141)	(1,691,807)
Loan payments and payoffs	1,689,615	1,370,075
Investment and mortgage-backed securities available for sale:
Purchases	(244,688)	(321,910)
Proceeds from sale		10,172
Payments received	217,503	297,130
Purchase of premises and equipment	(2,375)	(2,923)
Proceeds from sales of premises and equipment		528

NET CASH USED IN INVESTING ACTIVITIES	(653,904)	(433,217)
FINANCING ACTIVITIES:
Increase in deposits	81,833	35,579
Notes payable on automobile secured financing:
Proceeds from issuance	3,005,045	1,474,639
Payments on notes	(1,586,382)	(1,479,271)
Decrease in securities sold under agreements to repurchase		(218,741)
(Decrease) increase in FHLB advances	(987,030)	243,969
Payments on issuance of subordinated debentures		(2,060)
Decrease in borrowings	(119)	(116)
Proceeds from issuance of common stock	2,727	1,657
Proceeds from issuance of subsidiary common stock	138	7
Cash dividends	(7,269)	(6,723)
Proceeds from (payments on) cash flow hedges	501	(10,628)

NET CASH PROVIDED BY FINANCING ACTIVITIES	509,444	38,312

INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	76,414	(173,630)
Cash and due from banks at beginning of year	218,510	382,082

CASH AND DUE FROM BANKS AT END OF PERIOD	$294,924	$208,452

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

The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles, also known as GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in our Form 10-K.

Note 2 – Mortgage-Backed Securities Available for Sale

Mortgage-backed securities available for sale consisted of the following:

	March 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
		(Dollars in thousands)
GNMA certificates	$2,586,186	$7,551	$22,273	$2,571,464
FNMA participation certificates	28,034	52	271	27,815
FHLMC participation certificates	34,071	110	402	33,779
Other	30,820			30,820

	$2,679,111	$7,713	$22,946	$2,663,878

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
		(Dollars in thousands)
GNMA certificates	$2,575,081	$15,232	$8,753	$2,581,560
FNMA participation certificates	30,195	123	143	30,175
FHLMC participation certificates	36,497	154	193	36,458
Other	1,565			1,565

	$2,643,338	$15,509	$9,089	$2,649,758

Our mortgage-backed securities available for sale portfolio was comprised of 60% fixed rate certificates and 40% variable rate certificates at March 31, 2005 compared with 62% fixed rate certificates and 38% variable rate certificates at December 31, 2004.

Note 3 – Net Loans Receivable

Net loans receivable consisted of the following:

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Consumer:
Automobile contracts	$11,887,675	$11,599,528
Other	1,402	4,386
Unearned discounts	(35,720)	(38,871)

	11,853,357	11,565,043

Real estate:
Mortgage	169,594	202,095
Construction	53,134	48,730

	222,728	250,825
Undisbursed loan proceeds	(36,308)	(37,061)

	186,420	213,764
Commercial	127,004	165,806

	12,166,781	11,944,613
Dealer participation, net of deferred contract fees	194,180	191,135

Loans receivable	12,360,961	12,135,748
Allowance for credit losses	(315,882)	(315,402)

Loans receivable, net	$12,045,079	$11,820,346

Loans owned and managed by us, excluding dealer participation and deferred contract fees, totaled $12.2 billion and $11.9 billion as of March 31, 2005 and December 31, 2004, respectively. Nonperforming loans, or loans on which we have discontinued the accrual of interest income, included in net loans receivable were $51.2 million and $51.9 million at March 31, 2005 and December 31, 2004, respectively. Repossessed assets and real estate owned were $6.3 million and $8.3 million at March 31, 2005 and December 31, 2004, respectively, and are included in other assets on our Consolidated Statements of Financial Condition.

Note 4 – Allowance for Credit Losses

The following table sets forth the activity in the allowance for credit losses:

	For the Three Months Ended
	March 31,
	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$315,402	$301,602
Chargeoffs:
Consumer loans	(71,957)	(85,500)
Mortgage loans	(46)	(67)

	(72,003)	(85,567)

Recoveries:
Consumer loans	23,497	24,726
Commercial loans	8	7

	23,505	24,733

Net chargeoffs	(48,498)	(60,834)
Provision for credit losses	48,978	62,294

Balance at end of period	$315,882	$303,062

Ratio of net chargeoffs during the period (annualized) to average loans outstanding during the period	1.6%	2.2%
Ratio of allowance for credit losses to loans at the end of the period	2.6%	2.7%

Note 5 – Deposits

Deposits consisted of the following:

		Weighted Average		Weighted Average
		Rate for the		Rate for the
	Weighted Average	Three Months Ended	Effects of Hedging	Three Months Ended
	Rate at	March 31, 2005	for the	March 31, 2005
	March 31,	Excluding the Effects	Three Months Ended	Including the Effects
	2005 (1)	of Hedging	March 31, 2005	of Hedging
Demand deposit accounts	0.1%	0.2%		0.2%
Passbook accounts	0.1	0.1		0.1
Money market deposit accounts	2.5	2.0	0.5%	2.5
Certificate accounts	2.8	2.5	3.1	5.6

(1)	Contractual rate.

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Noninterest bearing deposits	$291,765	$268,556
Demand deposit accounts	300	705
Passbook accounts	5,654	5,880
Money market deposit accounts	1,259,670	1,257,074
Certificate accounts	691,313	651,284

	$2,248,702	$2,183,499

Note 6 – Notes Payable on Automobile Secured Financing

In connection with our public asset-backed securitization activities, we issued $3.0 billion and $1.5 billion of notes secured by automobile contracts for the three months ended March 31, 2005 and 2004, respectively. There were $11.7 billion of notes payable on automobile secured financing outstanding at March 31, 2005 compared with $10.2 billion at December 31, 2004.

Interest payments are due either monthly or quarterly, in arrears. Interest expense on all notes payable on automobile secured financing, including interest payments under interest rate swap agreements, totaled $87.5 million and $94.2 million for the three months ended March 31, 2005 and 2004, respectively.

Note 7 – Accumulated Other Comprehensive Loss, Net of Tax

The following table summarizes the components of accumulated other comprehensive loss, net of tax:

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Unrealized (loss) gain on marketable securities	$(9,387)	$3,648

Unrealized (loss) gain on interest rate swaps: (1)
Deposits	(19,226)	(29,203)
Automobile secured financing	1,685	(353)

	(17,541)	(29,556)
Realized (loss) gain on settled cash flow hedges: (1)
Deposits	(7,630)	(8,369)
Automobile secured financing	1,762	(2,027)

	(5,868)	(10,396)

Total other accumulated comprehensive loss	$(32,796)	$(36,304)

(1)	All cash flow hedges are structured to hedge future interest payments on deposits or borrowings.

Note 8 – Comprehensive income

The following table presents the components of comprehensive income, net of related tax, for the periods indicated:

	For the Three Months Ended
	March 31,
	2005	2004
	(Dollars in thousands)
Net income	$60,682	$43,365
Unrealized (losses) gains on securities available for sale, net of tax	(13,036)	3,113
Unrealized gains (losses) on cash flow hedges, net of tax	10,415	(21,193)
Reclassification adjustment for losses on cash flow hedges included in income, net of tax	6,129	14,098

Comprehensive income	$64,190	$39,383

Note 9 - Dividends

On March 3, 2005, we declared a cash dividend of $0.15 per share for shareholders of record as of May 3, 2005 with a payable date of May 17, 2005.

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

Options outstanding and exercisable at March 31, 2005 were as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$12.00 — 13.00	135,331	0.74	$12.63	135,331	$12.63
13.00 — 14.00	129,625	1.89	13.25	129,625	13.25
15.00 — 16.00	1,000	2.61	15.25	1,000	15.25
17.00 — 18.00	182,946	2.90	17.32	182,946	17.32
18.00 — 19.00	613,048	3.31	18.57	403,765	18.56
19.00 — 20.00	5,000	4.35	19.85	2,500	19.85
20.00 — 21.00	3,000	4.60	20.41	1,500	20.41
42.00 — 43.00	488,582	3.88	42.19	161,478	42.19
46.00 — 47.00	513,500	4.92	46.66

$12.00 — 47.00	2,072,032	3.56	$30.28	1,018,145	$20.62

Stock option activity is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 1, 2004	1,460,536	$16.86
Granted	540,900	42.19
Exercised	(196,860)	16.40
Forfeited	(57,694)	27.10

Outstanding at December 31, 2004	1,746,882	24.41
Granted	539,000	46.66
Exercised	(151,852)	17.96
Forfeited	(61,998)	37.71

Outstanding at March 31, 2005	2,072,032	$30.28

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Our stock options have characteristics significantly different from traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. We utilize the Binomial option valuation model for all stock options expensed as we feel it provides a better measure of value for companies that pay dividends than other valuation models. In our opinion, no option valuation model necessarily provides a reliable single measure of the fair value of our employee stock options. The weighted average fair value of options granted during the three month period ending March 31, 2005 was $14.77 compared to $13.26 for the year ended December 31, 2004.

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

Pro forma net income and diluted earnings per share for the respective periods were as follows:

	For the Three Months Ended
	March 31,
	2005	2004
	(Dollars in thousands,
	except per share amounts)
Net income, as reported	$60,682	$43,365
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	382	234
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	490	406

Pro forma net income	$60,574	$43,193

Earnings per share:
Basic — as reported	$1.17	$0.84

Basic — pro forma	$1.17	$0.83

Earnings per share:
Diluted — as reported	$1.15	$0.83

Diluted — pro forma	$1.15	$0.82

Note 11 – Commitments and Contingencies

We or our subsidiaries are involved as a party to certain legal proceedings incidental to our business. Beginning on May 24, 2004 and continuing thereafter, a total of four separate purported class action lawsuits relating to the announcement by us and WFS that we had entered into a merger agreement, pursuant to which we would acquire the outstanding 16% common stock interest of WFS not already owned by our wholly owned subsidiary, Western Financial Bank, and WFS would be merged with and into Western Financial Bank were filed in the Orange County, California Superior Court against us, WFS, and our individual board members and individual board members of WFS. On June 24, 2004, the actions were consolidated under the caption In re WFS Financial Shareholder Litigation, Case No. 04CC00559 (the “Action”). On July 16, 2004, the court granted a motion by plaintiff Alaska Hotel & Restaurant Employees Pension Trust Fund, in Case No.04CC00573, to amend the consolidation order to designate it the lead plaintiff in the litigation. The lead plaintiff filed a consolidated amended complaint on August 9, 2004, and then filed the present “corrected” consolidated amended complaint on September 15, 2004. All of the shareholder-related actions allege, among other things, that the defendants breached their respective fiduciary duties and seek to enjoin or rescind the transaction and obtain an unspecified sum in damages and costs, including attorneys’ fees and expenses. The parties have tentatively agreed to a full and final resolution of the Action and, on January 19, 2005, the parties entered into a Memorandum of Understanding (“MOU”) concerning the terms of the tentative settlement. Pursuant to the terms of the MOU, the parties have agreed, among other things, that additional disclosures will be made in our Registration Statement on Form S-4 (as filed with the SEC on July 16, 2004), the claims asserted in the Action will be fully released, and the Action will be dismissed with prejudice. Further, pursuant to the MOU, the defendants have agreed to pay plaintiffs’ attorneys’ fees and expenses in the amount of $675,000, or in such lesser amount as the Court may order. The effectiveness of the settlement agreement is contingent on the transaction actually occurring. The parties prepared a formal settlement agreement based on the terms of the MOU and will present it to the Court for preliminary approval on June 17, 2005. The parties have further agreed and reported to the Court that the parties will not proceed with providing notice of the proposed settlement to shareholders nor schedule a final hearing on approval of the settlement unless and until the necessary regulatory approvals for the transaction have been obtained. We are vigorously defending this action and do not believe that the outcome of this proceeding will have a material effect upon our financial condition, results of operations and cash flows.

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

Note 13 – Subsequent Event

On April 26, 2005, we declared a cash dividend of $0.15 per share for shareholders of record as of August 2, 2005 with a payable date of August 16, 2005.

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

Selected Financial Data

The following table presents summary unaudited financial data for the three months ended March 31, 2005 and 2004. Since this table is only a summary and does not provide all of the information contained in our financial statements, including the related notes, you should read our Consolidated Financial Statements contained elsewhere herein. Certain amounts from the prior years’ Consolidated Financial Statements have been reclassified to conform to the current year presentation.

	For the Three Months
	Ended March 31,
	2005	2004
	(Dollars in thousands,
	except per share amounts)
Consolidated Statements of Income Data:
Interest income	$334,037	$313,659
Interest expense	117,110	119,236

Net interest income	216,927	194,423
Provision for credit losses	48,978	62,294

Net interest income after provision for credit losses	167,949	132,129
Noninterest income	19,293	28,690
Noninterest expense	72,590	71,400

Income before income tax	114,652	89,419
Income tax	45,639	35,313

Income before minority interest	69,013	54,106
Minority interest in earnings of subsidiaries	8,331	10,741

Net income	$60,682	$43,365

Weighted average number of shares and common share equivalents — diluted	52,597,731	52,493,432
Earnings per common share — diluted	$1.15	$0.83
Dividends per share	$0.15	$0.14
Dividend payout ratio	13.0%	16.9%

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Consolidated Statements of Financial Condition Data:
Assets:
Cash and due from banks	$294,924	$218,510
Loans:
Consumer (1)	12,047,537	11,756,178
Mortgage (2)	186,420	213,764
Commercial	127,004	165,806
Mortgage-backed securities	2,663,878	2,649,758
Investments and time deposits	877,607	537,644
Other assets	274,800	319,082
Less: Allowance for credit losses	315,882	315,402

Total assets	$16,156,288	$15,545,340

Liabilities:
Deposits	$2,248,702	$2,183,499
Notes payable on automobile secured financing	11,657,786	10,242,900
FHLB advances and other borrowings	160,950	1,148,098
Subordinated debentures	295,588	295,321
Other liabilities	218,409	170,362

Total liabilities	14,581,435	14,040,180
Minority interest in equity of subsidiaries	175,197	165,484
Shareholders’ equity	1,399,656	1,339,676

Total liabilities and shareholders’ equity	$16,156,288	$15,545,340

	At or For the
	Three Months Ended
	March 31,
	2005	2004
	(Dollars in thousands)
Other Selected Financial Data:
Average automobile contracts managed	$11,702,544	$10,726,048
Average shareholders’ equity (3)	$1,402,423	$1,207,092
Return on average shareholders’ equity (3)	17.31%	14.37%
Book value per share (3)	$27.52	$23.71
Total equity to assets (4)	9.95%	9.30%
Originations:
Consumer loans (1)	$1,783,721	$1,586,161
Mortgage loans (2)	8,010	2,658
Commercial loans	166,283	66,879

Total loan originations	$1,958,014	$1,655,698

Interest rate spread	5.28%	5.03%

(1)	Net of unearned discounts.

(2)	Net of undisbursed loan proceeds.

(3)	Excludes other comprehensive loss.

(4)	Excludes other comprehensive loss and includes minority interest.

Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations, also known as MD&A, is based on our consolidated financial statements and accompanying notes that have been prepared in accordance with GAAP. Our significant accounting policies are described in “Note 1 — Summary of Significant Accounting Policies” in our Consolidated Financial Statements in our 2004 Form 10-K and are essential in understanding our MD&A. The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, income, and expenses in our Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates. We have identified accounting for the allowance for credit losses as the most critical accounting estimate to understanding and evaluating our reported financial results of operations. This estimate is critical because it requires us to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is possible that materially different amounts would be reported under different conditions or using different assumptions. Additionally, the accounting for derivative financial instruments and accrued taxes requires the use of assumptions and accounting estimates that are also inherently subjective.

Allowance for Credit Losses

The allowance for credit losses is our estimate of probable losses in our loan portfolio as of the balance sheet date. Our determination of the amount of the allowance for credit losses was based on a review of various quantitative and qualitative analyses. Our process for determining the allowance for credit losses is discussed in detail in “Note 1 — Summary of Significant Accounting Policies” in our Consolidated Financial Statements in our 2004 Form 10-K.

Key analyses considered in the process of establishing our allowance for credit losses include migration analysis of delinquent and current accounts by risk category, econometric forecasts, the evaluation of the size of any particular asset group, the concentration of any credit tier, the percentage of delinquency, the severity of depreciated values of repossessions, trends in the number of days repossessions are held in inventory, trends in delinquency roll rates, and trends in the economy. The process of determining the level of the allowance for credit losses based upon the foregoing analyses requires a high degree of judgment. It is possible that others, given the same information, may reach different conclusions and such differences could be material. To the extent that the analyses considered in determining the allowance for credit losses are not indicative of future performance or other assumptions used by us do not prove to be accurate, loss experience could differ significantly from our estimate, resulting in either higher or lower future provision for credit losses.

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

Accrued Taxes

We estimate tax expenses based on the amount we expect to owe various tax jurisdictions. We currently file tax returns in approximately 39 states. Our estimate of tax expense is reported on our Consolidated Statements of Income. Accrued taxes represent the net estimated amount due or to be received from taxing jurisdictions either currently or in the future and are reported as a component of other assets on our Consolidated Statements of Financial Condition. In estimating accrued taxes, we assess the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of our tax position.

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

Results of Operations

Net Interest Income

Net interest income is affected by our interest rate spread, which is the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities, and the relative amounts of our interest earning assets and interest bearing liabilities. Net interest income totaled $217 million and $194 million for the three months ended

March 31, 2005 and 2004, respectively. The increase in net interest income was the result of us holding more contracts on balance sheet as well as wider net interest margins.

The following table presents information relative to the average balances and interest rates for the periods indicated:

	For the Three Months Ended March 31,
	2005			2004
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest earning assets:
Total investments:
Mortgage-backed securities	$2,596,484	$27,136	4.18%	$2,595,115	$24,688	3.81%
Other short-term investments	650,308	4,120	2.57	590,409	1,604	1.09
Investment securities	131,915	1,138	3.45	125,177	1,058	3.38
Interest earning deposits with others	36,141	28	0.30	6,020	9	0.62

Total investments	3,414,848	32,422	3.80	3,316,721	27,359	3.30
Total loans: (1)
Consumer loans	11,898,032	296,490	10.11	10,908,723	282,041	10.40
Mortgage loans	173,315	2,269	5.24	229,379	2,904	5.06
Commercial loans	169,318	2,528	5.97	99,288	1,303	5.19
Construction loans	21,474	328	6.11	4,239	52	4.85

Total loans	12,262,139	301,615	9.97	11,241,629	286,300	10.24

Total interest earning assets	$15,676,987	334,037	8.63	$14,558,350	313,659	8.66

Interest bearing liabilities:
Deposits	$2,132,054	16,510	3.14	$1,906,775	13,307	2.81
Securities sold under agreements to repurchase				33,400	94	1.11
FHLB advances and other borrowings	877,315	5,629	2.57	658,775	1,831	1.10
Notes payable on automobile secured financing	10,692,932	87,484	3.27	10,170,858	94,218	3.71
Subordinated debentures	295,413	7,487	10.14	393,670	9,786	9.94

Total interest bearing liabilities	$13,997,714	117,110	3.35	$13,163,478	119,236	3.63

Net interest income and interest rate spread		$216,927	5.28%		$194,423	5.03%

Net yield on average interest earning assets			5.64%			5.34%

(1)	For the purpose of these computations, nonaccruing loans are included in the average loan amounts outstanding.

The total interest rate spread increased 25 basis points for the three months ended March 31, 2005 compared with the three months ended March 31, 2004 due to a decrease of 3 basis points in the yield on interest earning assets combined with a 28 basis point decrease in the cost of funds. The decrease in the yield on interest earning assets in 2005 compared with 2004 is primarily due to a low interest rate environment. The decrease in the cost of funds in 2005 compared with 2004 was primarily due to a low interest rate environment and an improvement of credit spreads on our automobile secured financings.

The following table sets forth the changes in net interest income attributable to changes in volume (change in average portfolio volume multiplied by prior period average rate) and changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance):

	For the Three Months Ended March 31, 2005
	Compared to the Three Months Ended March 31, 2004 (1)
	Volume	Rate	Total
	(Dollars in thousands)
Increase (decrease) in interest income:
Mortgage-backed securities	$13	$2,435	$2,448
Other short-term investments	175	2,341	2,516
Investment securities	58	22	80
Interest earning deposits with others	52	(33)	19
Total loans:
Consumer loans	59,442	(44,993)	14,449
Mortgage loans	(1,275)	640	(635)
Commercial loans	1,010	215	1,225
Construction loans	260	16	276

Total interest income	$59,735	$(39,357)	$20,378

Increase (decrease) in interest expense:
Deposits	$1,606	$1,597	$3,203
Securities sold under agreements to repurchase	(47)	(47)	(94)
FHLB advances and other borrowings	755	3,043	3,798
Notes payable on automobile secured financing	25,002	(31,736)	(6,734)
Subordinated debentures	(3,584)	1,285	(2,299)

Total interest expense	$23,732	$(25,858)	$(2,126)

Increase in net interest income			$22,504

(1)	In the analysis of interest changes due to volume and rate, the changes due to the volume/rate variance (the combined effect of change in weighted average interest rate and change in average portfolio balance) have been allocated proportionately based on the absolute value of the volume and rate variances.

Provision for Credit Losses

We maintain an allowance for credit losses to cover probable losses that can be reasonably estimated for the loans held on the balance sheet. The level of allowance is based principally on the outstanding balance of loans held on balance sheet and historical loss trends. We believe that the allowance for credit losses is currently adequate to absorb probable losses in our loan portfolio that can be reasonably estimated. The provision for credit losses totaled $49.0 million and $62.3 million for the three months ended March 31, 2005 and 2004, respectively. The provision for credit losses declined as a result of an improving economy as well as our continued emphasis on risk-focused underwriting.

Contract Securitizations

The following table lists each of our public securitizations. All securitizations prior to 2001-C were paid in full on or before their contractual maturity dates and none of the remaining securitizations have yet reached their contractual maturity dates.

Securitizations

				Remaining			Gross
			Remaining	Balance as a	Original	Original	Interest
Issue		Original	Balance at	Percent of	Weighted	Weighted Average	Rate
Number	Close Date	Balance	March 31, 2005 (1)	Original Balance	Average APR	Securitization Rate	Spread (2)
(Dollars in thousands)
1985-A	December, 1985	$110,000	Paid in full		18.50%	8.38%	10.12%
1986-A	November, 1986	191,930	Paid in full		14.20	6.63	7.57
1987-A	March, 1987	125,000	Paid in full		12.42	6.75	5.67
1987-B	July, 1987	110,000	Paid in full		12.68	7.80	4.88
1988-A	February, 1988	155,000	Paid in full		13.67	7.75	5.92
1988-B	May, 1988	100,000	Paid in full		14.01	8.50	5.51
1988-C	July, 1988	100,000	Paid in full		15.41	8.50	6.91
1988-D	October, 1988	105,000	Paid in full		14.95	8.85	6.10
1989-A	March, 1989	75,000	Paid in full		15.88	10.45	5.43
1989-B	June, 1989	100,000	Paid in full		15.96	9.15	6.81
1990-A	August, 1990	150,000	Paid in full		16.05	8.35	7.70
1990-1	November, 1990	150,000	Paid in full		15.56	8.50	7.06
1991-1	April, 1991	200,000	Paid in full		16.06	7.70	8.36
1991-2	May, 1991	200,000	Paid in full		15.75	7.30	8.45
1991-3	August, 1991	175,000	Paid in full		15.69	6.75	8.94
1991-4	December, 1991	150,000	Paid in full		15.53	5.63	9.90
1992-1	March, 1992	150,000	Paid in full		14.49	5.85	8.64
1992-2	June, 1992	165,000	Paid in full		14.94	5.50	9.44
1992-3	September, 1992	135,000	Paid in full		14.45	4.70	9.75
1993-1	March, 1993	250,000	Paid in full		13.90	4.45	9.45
1993-2	June, 1993	175,000	Paid in full		13.77	4.70	9.07
1993-3	September, 1993	187,500	Paid in full		13.97	4.25	9.72
1993-4	December, 1993	165,000	Paid in full		12.90	4.60	8.30
1994-1	March, 1994	200,000	Paid in full		13.67	5.10	8.57
1994-2	May, 1994	230,000	Paid in full		14.04	6.38	7.66
1994-3	August, 1994	200,000	Paid in full		14.59	6.65	7.94
1994-4	October, 1994	212,000	Paid in full		15.58	7.10	8.48
1995-1	January, 1995	190,000	Paid in full		15.71	8.05	7.66
1995-2	March, 1995	190,000	Paid in full		16.36	7.10	9.26
1995-3	June, 1995	300,000	Paid in full		15.05	6.05	9.00
1995-4	September, 1995	375,000	Paid in full		15.04	6.20	8.84
1995-5	December, 1995	425,000	Paid in full		15.35	5.88	9.47
1996-A	March, 1996	485,000	Paid in full		15.46	6.13	9.33
1996-B	June, 1996	525,000	Paid in full		15.74	6.75	8.99
1996-C	September, 1996	535,000	Paid in full		15.83	6.60	9.23
1996-D	December, 1996	545,000	Paid in full		15.43	6.17	9.26
1997-A	March, 1997	500,000	Paid in full		15.33	6.60	8.73
1997-B	June, 1997	590,000	Paid in full		15.36	6.37	8.99
1997-C	September, 1997	600,000	Paid in full		15.43	6.17	9.26
1997-D	December, 1997	500,000	Paid in full		15.19	6.34	8.85
1998-A	March, 1998	525,000	Paid in full		14.72	6.01	8.71
1998-B	June, 1998	660,000	Paid in full		14.68	6.06	8.62
1998-C	November, 1998	700,000	Paid in full		14.42	5.81	8.61
1999-A	January, 1999	1,000,000	Paid in full		14.42	5.70	8.72
1999-B	July, 1999	1,000,000	Paid in full		14.62	6.36	8.26
1999-C	November, 1999	500,000	Paid in full		14.77	7.01	7.76
2000-A	March, 2000	1,200,000	Paid in full		14.66	7.28	7.38
2000-B	May, 2000	1,000,000	Paid in full		14.84	7.78	7.06
2000-C	August, 2000	1,390,000	Paid in full		15.04	7.32	7.72
2000-D	November, 2000	1,000,000	Paid in full		15.20	6.94	8.26
2001-A	January, 2001	1,000,000	Paid in full		14.87	5.77	9.10
2001-B	May, 2001	1,370,000	Paid in full		14.41	4.23	10.18
2001-C	August, 2001	1,200,000	$157,904	13.16%	13.90	4.50	9.40
2002-1	March, 2002	1,800,000	350,270	19.46	13.50	4.26	9.24
2002-2	May, 2002	1,750,000	417,237	23.84	12.51	3.89	8.62
2002-3	August, 2002	1,250,000	349,016	27.92	12.30	3.06	9.24
2002-4	November, 2002	1,350,000	460,723	34.13	12.18	2.66	9.52
2003-1	February, 2003	1,343,250	484,915	36.10	11.79	2.42	9.37
2003-2	May, 2003	1,492,500	623,906	41.80	11.57	2.13	9.44
2003-3	August, 2003	1,650,000	875,115	53.04	10.59	2.66	7.93
2003-4	November, 2003	1,403,625	758,143	54.01	10.89	2.70	8.19
2004-1	February, 2004	1,477,500	869,953	58.88	10.89	2.35	8.54
2004-2	May, 2004	1,477,500	1,003,518	67.92	10.98	3.02	7.96
2004-3	August, 2004	1,552,000	1,208,942	77.90	10.64	3.49	7.15
2004-4	October, 2004	1,358,000	1,166,839	85.92	11.19	3.10	8.09
2005-1	January, 2005	1,552,000	1,495,241	96.34	11.25	3.66	7.59
2005-2	March, 2005	1,458,750	1,458,750	100.00	11.51	3.66	7.85

	Total	$43,486,555	$11,680,472

(1)	Represents only the note payable amounts outstanding at the period indicated.

(2)	Represents the difference between the original weighted average annual percentage rate, also known as the APR, and the estimated weighted average securitization rate on the closing date of the securitization.

Noninterest Income and Noninterest Expense

Noninterest income decreased to $19.3 million for the three months ended March 31, 2005 compared with $28.7 million for the same period a year earlier as $14.5 million of additional loan origination fees were deferred during the quarter. Noninterest expense was affected by $6.4 million in additional direct origination costs that were deferred in the quarter as well. Historically, we performed analyses on the fees and direct costs related to our origination of automobile loans and elected not to defer and amortize such amounts as the net effect was not material to our financial statements in accordance with Statement of Financial Accounting Standard No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, and SEC Staff Accounting Bulletin: No. 99 – Materiality. Due to continuing improvements in operating efficiencies and the higher amount of documentation fees earned, the difference between the amount of fees received and the direct costs incurred has gradually increased. Therefore, we have decided to defer and amortize these amounts prospectively beginning this quarter.

Income Taxes

We file federal and certain state tax returns as part of a consolidated group that includes the Bank and WFS. We file other state tax returns as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. Our effective tax rate was 40% for both the three months ended March 31, 2005 and 2004.

Financial Condition

Overview

Total assets increased $611 million or 3.9% to $16.2 billion at March 31, 2005 from $15.5 billion at December 31, 2004. The increase is due primarily to an increase in automobile contracts originated.

Loan Portfolio

The following table presents a summary of our automobile contracts purchased:

	For the Three Months Ended
	March 31,
	2005	2004
	(Dollars in thousands)
New vehicles	$506,190	$551,570
Pre-owned vehicles	1,276,224	1,033,603

Total volume	$1,782,414	$1,585,173

Prime	$1,363,083	$1,303,189
Non-prime	419,331	281,984

Total volume	$1,782,414	$1,585,173

Commercial Loan Portfolio

We had outstanding commercial loan commitments of $381 million at March 31, 2005 compared with $327 million at December 31, 2004. We originated $166 million and $66.9 million of commercial loans for the three months ended March 31, 2005 and 2004, respectively. Amounts outstanding at March 31, 2005 and December 31, 2004 were $127 million and $166 million, respectively.

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

We calculate delinquency based on the contractual due date. The improvement in delinquency is primarily the result of an improving economy and our continued emphasis on risk-focused underwriting.

The following table sets forth information with respect to the delinquency of our portfolio of contracts:

	March 31, 2005		December 31, 2004
	Amount	%	Amount	%
	(Dollars in thousands)
Contracts managed at end of period	$11,852,222		$11,560,890

Period of delinquency
30-59 days	$130,521	1.10%	$191,001	1.65%
60 days or more (1)	50,998	0.43	67,660	0.59

Total contracts delinquent and delinquencies as a percentage of contracts managed (1)	$181,519	1.53%	$258,661	2.24%

(1)	Excludes Chapter 13 bankruptcy accounts greater than 120 days past due of $46.1 million at both March 31, 2005 and December 31, 2004.

The following table sets forth information with respect to repossessions in our portfolio of managed contracts:

	March 31, 2005		December 31, 2004
	Number of		Number of
	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Contracts managed	895,377	$11,852,222	876,695	$11,560,890

Repossessed vehicles	785	$5,852	1,049	$7,982

Repossessed vehicles as a percentage of number and amount of contracts outstanding	0.09%	0.05%	0.12%	0.07%

The following table sets forth information with respect to actual credit loss experience on our portfolio of managed contracts. Net chargeoffs declined as a result of an improving economy.

	For the Three Months Ended
	March 31,
	2005	2004
	(Dollars in thousands)
Average contracts managed during period	$11,702,544	$10,726,048

Gross chargeoffs	$71,953	$85,494
Recoveries	23,474	24,701

Net chargeoffs	$48,479	$60,793

Net chargeoffs as a percentage of average contracts managed during period	1.66%	2.27%

The following table sets forth the cumulative static pool losses by month for all outstanding public securitized pools:

Cumulative Static Pool Loss Curves
At March 31, 2005

Period (1)	2001-C	2002-1	2002-2	2002-3	2002-4	2003-1	2003-2	2003-3	2003-4	2004-1	2004-2	2004-3	2004-4	2005-1	2005-2
1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.04%	0.01%	0.00%	0.02%	0.02%	0.01%	0.00%	0.00%	0.01%	0.00%	0.00%	0.02%	0.00%	0.00%
3	0.09%	0.06%	0.03%	0.06%	0.07%	0.04%	0.02%	0.02%	0.03%	0.02%	0.03%	0.06%	0.04%	0.02%
4	0.20%	0.15%	0.10%	0.14%	0.16%	0.11%	0.06%	0.06%	0.08%	0.06%	0.07%	0.13%	0.09%
5	0.35%	0.29%	0.18%	0.27%	0.26%	0.18%	0.14%	0.13%	0.14%	0.11%	0.15%	0.21%	0.15%
6	0.49%	0.43%	0.32%	0.44%	0.38%	0.29%	0.25%	0.23%	0.21%	0.19%	0.24%	0.30%	0.23%
7	0.65%	0.60%	0.49%	0.57%	0.50%	0.41%	0.36%	0.32%	0.28%	0.27%	0.33%	0.40%
8	0.81%	0.84%	0.66%	0.70%	0.61%	0.53%	0.48%	0.40%	0.35%	0.34%	0.41%	0.50%
9	0.95%	1.06%	0.82%	0.82%	0.78%	0.66%	0.59%	0.47%	0.44%	0.42%	0.51%
10	1.07%	1.28%	0.96%	0.96%	0.94%	0.80%	0.70%	0.55%	0.54%	0.52%	0.59%
11	1.20%	1.48%	1.10%	1.10%	1.08%	0.93%	0.80%	0.62%	0.61%	0.59%	0.65%
12	1.37%	1.67%	1.26%	1.24%	1.28%	1.06%	0.89%	0.71%	0.73%	0.67%
13	1.55%	1.82%	1.39%	1.38%	1.43%	1.21%	0.98%	0.80%	0.83%	0.75%
14	1.74%	1.99%	1.51%	1.53%	1.59%	1.31%	1.08%	0.88%	0.93%	0.81%
15	1.97%	2.14%	1.68%	1.70%	1.77%	1.40%	1.20%	0.97%	1.03%
16	2.16%	2.27%	1.83%	1.88%	1.92%	1.50%	1.31%	1.07%	1.09%
17	2.36%	2.45%	1.99%	2.03%	2.05%	1.60%	1.41%	1.16%	1.19%
18	2.59%	2.62%	2.16%	2.15%	2.16%	1.70%	1.53%	1.25%
19	2.78%	2.80%	2.31%	2.28%	2.25%	1.85%	1.66%	1.33%
20	2.95%	2.99%	2.46%	2.41%	2.37%	1.99%	1.76%	1.40%
21	3.14%	3.15%	2.60%	2.52%	2.49%	2.14%	1.87%
22	3.29%	3.31%	2.72%	2.62%	2.62%	2.27%	1.95%
23	3.41%	3.45%	2.86%	2.74%	2.73%	2.37%	2.02%
24	3.57%	3.58%	2.95%	2.83%	2.84%	2.47%
25	3.73%	3.69%	3.03%	2.96%	2.95%	2.57%
26	3.88%	3.80%	3.13%	3.08%	3.06%	2.63%
27	4.04%	3.92%	3.22%	3.21%	3.17%
28	4.20%	4.02%	3.33%	3.31%	3.25%
29	4.35%	4.12%	3.41%	3.41%	3.32%
30	4.46%	4.22%	3.50%	3.42%
31	4.57%	4.30%	3.58%	3.56%
32	4.69%	4.39%	3.66%	3.62%
33	4.77%	4.49%	3.73%
34	4.85%	4.56%	3.78%
35	4.92%	4.63%	3.84%
36	5.01%	4.69%
37	5.09%	4.74%
38	5.16%
39	5.22%
40	5.27%
41	5.32%
42	5.38%
43	5.42%
44	5.46%
Prime Mix (2)	76%	70%	87%	85%	80%	80%	82%	84%	82%	82%	82%	81%	78%	78%	77%

(1)	Represents the number of months since the inception of the securitization.

(2)	Represents the original percentage of prime automobile contracts securitized within each pool.

Real Estate Loan Quality

We had 0.47% of total mortgage loans past due over 60 days at March 31, 2005 compared with 0.85% of total mortgage loans at December 31, 2004. The decrease in total mortgage loans past due over 60 days at March 31, 2005 is due to an improving economy.

Nonperforming Assets

Nonperforming loans, also known as NPLs, are defined as all nonaccrual loans. This includes mortgage loans 90 days or more past due, impaired loans where full collection of principal and interest is not reasonably assured and Chapter 13 bankruptcy accounts that are contractually past due over 120 days. For those accounts that are in Chapter 13 bankruptcy and are contractually past due over 120 days, all accrued interest is reversed and income is recognized on a cash basis. When a loan is designated as nonaccrual, all previously accrued but unpaid interest is reversed. Interest on NPLs excluded from interest income was $0.4 million and $0.6 million for the three months ended March 31, 2005 and 2004, respectively.

Nonperforming assets, also known as NPAs, consist of NPLs, repossessed automobiles and real estate owned, also known as REO. Repossessed automobiles and REO are carried at lower of cost or fair value. NPAs decreased $2.8 million to $57.4 million at March 31, 2005 compared with $60.2 million at December 31, 2004. The decrease in the NPAs was primarily due to a $2.1 million decrease in repossessed automobiles. NPAs represented 0.4% of total assets at both March 31, 2005 and December 31, 2004. There were no impaired loans at March 31, 2005 and December 31, 2004.

Allowance for Credit Losses

Our allowance for credit losses was $316 million at March 31, 2005 compared to $315 million at December 31, 2004. Net chargeoffs totaled $48.5 million and $60.8 million for the three months ended March 31, 2005 and 2004, respectively. The increase in the allowance for credit losses was the result of a higher level of automobile contracts held on balance sheet. The allowance for credit losses as a percentage of owned loans outstanding was 2.6% at both March 31, 2005 and December 31, 2004. Based on the analyses we performed related to the allowance for credit losses as described under “Note 1 – Summary of Significant Accounting Policies” in our Consolidated Financial Statements in our 2004 Form 10-K, we believe that our allowance for credit losses is currently adequate to cover probable losses in our loan portfolio that can be reasonably estimated.

The following table presents summarized data relative to the allowance for credit and real estate owned losses at the dates indicated:

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Total loans (1)	$12,360,961	$12,135,748
Allowance for credit losses	315,882	315,402
Allowance for real estate owned losses	100	100
Loans past due 60 days or more (2)	52,911	69,645
Nonperforming loans (3)	51,182	51,883
Nonperforming assets (4)	57,447	60,229
Allowance for credit losses as a percent of:
Total loans (1)	2.6%	2.6%
Loans past due 60 days or more	597.0%	452.9%
Nonperforming loans	617.2%	607.9%
Total allowance for credit losses and REO losses as a percent of nonperforming assets	550.0%	523.8%
Nonperforming loans as a percent of total loans	0.4%	0.4%
Nonperforming assets as a percent of total assets	0.4%	0.4%

(1)	Loans net of unearned interest and undisbursed loan proceeds.

(2)	Excludes nonaccrual Chapter 13 bankruptcy accounts.

(3)	All nonperforming loans are on nonaccrual.

(4)	Nonperforming loans, repossessed automobiles and real estate owned, net of allowance.

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

The following table sets forth the amount of our deposits by type at the dates indicated:

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
No minimum term:
Demand deposit accounts	$300	$705
Passbook accounts	5,654	5,880
Money market accounts	1,259,670	1,257,074
Noninterest bearing deposits	291,765	268,556

Core deposits	1,557,389	1,532,215
Certificate accounts:
Certificates (30 days to five years)	628,580	586,678
Individual retirement accounts	62,733	64,606

	$2,248,702	$2,183,499

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

Principal Sources of Cash

•	Automobile Contract Securitizations – Securitizations totaled $3.0 billion and $1.5 billion for the three months ended March 31, 2005 and 2004, respectively.

•	Collections of Principal and Interest from Loans and MBS and Release of Cash from Spread Accounts – The collection of principal and interest from contracts originated and securitized and the release of cash from spread accounts is another significant source of funds for us. Principal and interest collections on loans and MBS totaled $1.1 billion and $1.4 billion for the three months ended March 31, 2005 and 2004, respectively. The decrease in the principal and interest collections is due to principal and interest on our senior/subordinated securitizations being held at the trustee in collection and spread accounts until certain predetermined levels are reached.

•	Deposits – Deposits were $2.2 billion at both March 31, 2005 and December 31, 2004.

•	Other Borrowings – Other borrowings, which include securities sold under agreements to repurchase and FHLB advances, decreased to $152 million at March 31, 2005 from $1.1 billion at December 31, 2004.

•	Subordinated Debentures – In 1997 and 2002, we issued $150 million of 8.875% and $300 million of 9.625% subordinated capital debentures due in 2007 and 2012, respectively. At March 31, 2005 there was $300 million outstanding on the subordinated debentures due in 2012, excluding discounts and issue costs. On August 1, 2004, we redeemed the outstanding balance of our $150 million, 8.875% subordinated debentures due in 2007 at par plus accrued but unpaid interest to the redemption date.

Principal Uses of Cash

•	Acquisition of Loans and Investment Securities – Loan originations totaled $2.0 billion and $1.7 billion for the three months ended March 31, 2005 and 2004, respectively. We purchased $245 million and $322 million of mortgage-backed securities and other investment securities during the three months ended March 31, 2005 and 2004, respectively.

•	Payments of Principal and Interest on Securitizations – Payments of principal and interest to noteholders and certificateholders totaled $1.6 billion and $1.5 billion for the three months ended March 31, 2005 and 2004, respectively.

•	Amounts Paid to Dealers – Participation paid by us to dealers was $39.4 million and $36.1 million for the three months ended March 31, 2005 and 2004, respectively.

•	Operating Our Business – Noninterest expenses totaled $72.6 million and $71.4 million for the three months ended March 31, 2005 and 2004, respectively.

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

The following table summarizes the Bank’s actual capital and required capital as of March 31, 2005 and December 31, 2004:

			Tier 1
	Tangible	Core	Risk-Based	Risk-Based
	Capital	Capital	Capital	Capital
	(Dollars in thousands)
March 31, 2005
Actual Capital:
Amount	$1,251,037	$1,251,037	$1,247,965	$1,682,543
Capital ratio	8.75%	8.75%	11.37%	15.32%
FIRREA minimum required capital:
Amount	$214,371	$428,741	N/A	$878,381
Capital ratio	1.50%	3.00%	N/A	8.00%
Excess	$1,036,666	$822,296	N/A	$804,162
FDICIA well capitalized required capital:
Amount	N/A	$714,569	$658,786	$1,097,976
Capital ratio	N/A	5.00%	6.00%	10.00%
Excess	N/A	$536,468	$589,179	$584.567

December 31, 2004
Actual Capital:
Amount	$1,196,579	$1,196,579	$1,193,529	$1,619,317
Capital ratio	8.99%	8.99%	11.59%	15.72%
FIRREA minimum required capital:
Amount	$199,654	$399,308	N/A	$824,105
Capital ratio	1.50%	3.00%	N/A	8.00%
Excess	$996,925	$797,271	N/A	$795,212
FDICIA well capitalized required capital:
Amount	N/A	$665,513	$618,079	$1,030,131
Capital ratio	N/A	5.00%	6.00%	10.00%
Excess	N/A	$531,066	$575,450	$589,186

The following table reconciles the Bank’s capital in accordance with GAAP to the Bank’s tangible, core and risk-based capital:

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Bank shareholder’s equity — GAAP basis	$1,042,240	$993,959
Plus: Net unrealized losses	33,992	37,529
Plus: Minority interest in equity of subsidiaries	175,197	165,484
Less: Non-permissible activities	(392)	(393)

Total tangible and core capital	1,251,037	1,196,579
Adjustments for risk-based capital:
Subordinated debentures (1)	296,075	295,838
General loan valuation allowance (2)	138,503	129,950
Low-level recourse deduction	(3,072)	(3,050)

Risk-based capital	$1,682,543	$1,619,317

(1)	Excludes capitalized discounts and issue costs.

(2)	Limited to 1.25% of risk-weighted assets.

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

The Asset/Liability Committee closely monitors interest rate and prepayment risks and recommends policies for managing such risks. The primary measurement tool for evaluating this risk is the use of interest rate shock analysis. This analysis simulates the effects of an instantaneous and sustained change in interest rates (in increments of 100 basis points) on our assets and liabilities and measures the resulting increase or decrease to our net portfolio value, also known as NPV. NPV is the discounted value of the future cash flows (or “paths” of cash flows in the presence of options based on volatility assumptions and an arbitrage free Monte Carlo simulation method to achieve the current market price) of all assets minus all liabilities whose value is affected by interest rate changes plus the book value of non-interest rate sensitive assets minus the book value of non-interest rate sensitive liabilities. It should be noted that shock analysis is objective but not entirely realistic in that it assumes an instantaneous and isolated set of events. The NPV ratio is the NPV as a percentage of the discounted value of the future cash flows of all assets. At March 31, 2005, we maintained minimal interest rate risk exposure within a change in interest rates of plus or minus 100 basis points.

The following table summarizes our NPV sensitivity analysis at March 31, 2005 based on guidance from the OTS:

Changes in Interest Rates	NPV Ratio
+100 basis points	11.41%
Base case	11.58%
– 100 basis points	11.57%

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

We have entered into or committed to interest rate swaps as hedges against deposits to manage interest rate risk exposure. The fair value of the interest rate swap agreements is included in deposits and any change in the fair value is reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Related interest income or expense is settled on a quarterly basis and is recorded in accumulated other comprehensive income (loss) and reclassified into earnings in the period during which cash flows on the hedged items affect income.

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

Item 4. Controls and Procedures

Disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Our prior Chief Financial Officer resigned on March 11, 2005 to assume a position at another company. Our current Chief Financial Officer was hired on May 8, 2005. From March 11, 2005 to May 8, 2005, our interim Chief Financial Officer performed the function of our Chief Financial Officer. Under the supervision and with the participation of our management, including our Chief Executive Officer and our interim Chief Financial Officer, we have evaluated the effectiveness of the design and operations of our disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on their evaluation, our Chief Executive Officer and interim Chief Financial Officer have concluded that these controls and procedures are effective. There has been no significant change in our internal controls or in other factors that could significantly affect the controls and procedures subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

We or our subsidiaries are involved as a party to certain legal proceedings incidental to our business. Beginning on May 24, 2004 and continuing thereafter, a total of four separate purported class action lawsuits relating to the announcement by us and WFS that we had entered into a merger agreement, pursuant to which we would acquire the outstanding 16% common stock interest of WFS not already owned by our wholly owned subsidiary, Western Financial Bank, and WFS would be merged with and into Western Financial Bank were filed in the Orange County, California Superior Court against us, WFS, and our individual board members and individual board members of WFS. On June 24, 2004, the actions were consolidated under the caption In re WFS Financial Shareholder Litigation, Case No. 04CC00559 (the “Action”). On July 16, 2004, the court granted a motion by plaintiff Alaska Hotel & Restaurant Employees Pension Trust Fund, in Case No.04CC00573, to amend the consolidation order to designate it the lead plaintiff in the litigation. The lead plaintiff filed a consolidated amended complaint on August 9, 2004, and then filed the present “corrected” consolidated amended complaint on September 15, 2004. All of the shareholder-related actions allege, among other things, that the defendants breached their respective fiduciary duties and seek to enjoin or rescind the transaction and obtain an unspecified sum in damages and costs, including attorneys’ fees and expenses. The parties have tentatively agreed to a full and final resolution of the Action and, on January 19, 2005, the parties entered into a Memorandum of Understanding (“MOU”) concerning the terms of the tentative settlement. Pursuant to the terms of the MOU, the parties have agreed, among other things, that additional disclosures will be made in our Registration Statement on Form S-4 (as filed with the SEC on July 16, 2004), the claims asserted in the Action will be fully released, and the Action will be dismissed with prejudice. Further, pursuant to the MOU, the defendants have agreed to pay plaintiffs’ attorneys’ fees and expenses in the amount of $675,000, or in such lesser amount as the Court may order. The effectiveness of the settlement agreement is contingent on the transaction actually occurring. The parties prepared a formal settlement agreement based on the terms of the MOU and will present it to the Court for preliminary approval on June 17, 2005. The parties have further agreed and reported to the Court that the parties will not proceed with providing notice of the proposed settlement to shareholders nor schedule a final hearing on approval of the settlement unless and until the necessary regulatory approvals for the transaction have been obtained. We are vigorously defending this action and do not believe that the outcome of this proceeding will have a material effect upon our financial condition, results of operations and cash flows.

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

Westcorp

(Registrant)

Date: May 6, 2005	By:	/s/ Ernest S. Rady

Ernest S. Rady
Chairman of the Board and
Chief Executive Officer

Date: May 6, 2005	By:	/s/ Mark K. Olson

Mark K. Olson
Vice President, Controller and
Interim Chief Financial Officer

INDEX TO EXHIBITS

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