Form 10-Q
period 2005-06-30
WESTCORP /CA/
filed 2005-08-09
CIK 813461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☑     No ☐
As of July 31, 2005, the registrant had 52,189,893 outstanding shares of common stock, $1.00 par value. The shares of common stock represent the only class of common stock of the registrant.
The total number of sequentially numbered pages is 36.

WESTCORP AND SUBSIDIARIES
FORM 10-Q
June 30, 2005

Forward-Looking Statements
This Form 10-Q includes and incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, also known as the Exchange Act. Forward-looking statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies, as well as the proposed merger of WFS Financial Inc, also known as WFS, and Western Financial Bank, also known as the Bank, and the conversion of the Bank to a California state bank. These statements are subject to uncertainties and, among other things, factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause actual results to differ materially from those expressed in or implied by these forward-looking statements.
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
Additional factors that could cause actual results to differ are discussed under the heading “Business Risks” and in other sections of our Form 10-K for the fiscal year ended December 31, 2004 on file with the Securities and Exchange Commission, also known as the Commission, and in our other current and periodic reports filed from time to time with the Commission. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2005	December 31, 2004
	(Dollars in thousands)
ASSETS
Cash	$120,780	$89,333
Interest bearing deposits with other financial institutions	2,629	4,177
Other short-term investments	275,000	125,000

Cash and due from banks	398,409	218,510
Restricted cash	494,374	417,833
Investment securities available for sale	180,410	119,811
Mortgage-backed securities available for sale	2,643,222	2,649,758
Loans receivable	12,819,403	12,135,748
Allowance for credit losses	(318,776)	(315,402)

Loans receivable, net	12,500,627	11,820,346
Interest receivable	82,925	79,825
Premises and equipment, net	74,536	76,526
Other assets	169,731	162,731

TOTAL ASSETS	$16,544,234	$15,545,340

LIABILITIES
Deposits	$2,262,888	$2,183,499
Notes payable on automobile secured financing	10,212,648	10,242,900
Federal Home Loan Bank advances	1,910,463	1,139,521
Subordinated debentures	295,856	295,321
Other liabilities	215,322	178,939

TOTAL LIABILITIES	14,897,177	14,040,180
Minority interest	185,197	165,484
SHAREHOLDERS’ EQUITY
Common stock (par value $1.00 per share; authorized 65,000,000 shares; issued and outstanding 52,154,159 shares at June 30, 2005 and 51,895,258 shares at December 31, 2004)	52,154	51,895
Paid-in capital	722,487	717,098
Retained earnings	717,910	606,987
Accumulated other comprehensive loss, net of tax	(30,691)	(36,304)

TOTAL SHAREHOLDERS’ EQUITY	1,461,860	1,339,676

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,544,234	$15,545,340

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$307,929	$285,893	$609,544	$572,193
Mortgage-backed securities	27,516	22,150	54,652	46,838
Investment securities	1,210	1,122	2,348	2,180
Other	6,063	1,818	10,210	3,431

TOTAL INTEREST INCOME	342,718	310,983	676,754	624,642
Interest expense:
Deposits	21,479	13,884	37,989	27,191
Notes payable on automobile secured financing	93,043	88,591	180,527	182,809
Other	13,946	11,360	27,061	23,071

TOTAL INTEREST EXPENSE	128,468	113,835	245,577	233,071

NET INTEREST INCOME	214,250	197,148	431,177	391,571
Provision for credit losses	37,699	51,539	86,677	113,834

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	176,551	145,609	344,500	277,737
Noninterest income:
Automobile lending	14,709	25,067	30,040	50,815
Insurance income	2,150	1,690	4,195	3,514
Mortgage banking	60	249	177	484
Other	2,656	548	4,456	1,431

TOTAL NONINTEREST INCOME	19,575	27,554	38,868	56,244
Noninterest expenses:
Salaries and associate benefits	43,151	45,369	86,937	87,453
Credit and collections	8,021	7,710	16,588	16,302
Data processing	4,866	4,082	9,488	8,261
Occupancy	3,902	3,851	7,837	7,727
Other	14,153	12,623	25,833	25,291

TOTAL NONINTEREST EXPENSES	74,093	73,635	146,683	145,034

INCOME BEFORE INCOME TAX	122,033	99,528	236,685	188,947
Income tax	47,099	39,725	92,738	75,039

INCOME BEFORE MINORITY INTEREST	74,934	59,803	143,947	113,908
Minority interest in earnings of subsidiaries	9,616	5,388	17,947	16,129

NET INCOME	$65,318	$54,415	$126,000	$97,779

Earnings per common share:
Basic	$1.25	$1.05	$2.42	$1.89

Diluted	$1.24	$1.04	$2.39	$1.86

Weighted average number of common shares outstanding:
Basic	52,080,837	51,823,013	52,019,699	51,780,338

Diluted	52,680,870	52,483,220	52,641,796	52,531,365

Dividends declared	$0.15	$0.14	$0.30	$0.28

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					Other
					Comprehensive
		Common	Paid-in	Retained	Income (Loss),
	Shares	Stock	Capital	Earnings	Net of Tax	Total
	(Dollars in thousands, except share amounts)
Balance at January 1, 2004	51,698,398	$51,698	$710,001	$427,527	$(66,741)	$1,122,485
Net income				207,962		207,962
Unrealized losses on securities available for sale, net of tax (1)					(9,677)	(9,677)
Unrealized losses on cash flow hedges, net of tax (2)					(1,570)	(1,570)
Reclassification adjustment for gains on securities available for sale included in net income, net of tax (3)					(1,446)	(1,446)
Reclassification adjustment for losses on cash flow hedges included in income, net of tax (4)					43,130	43,130

Comprehensive income						238,399
Issuance of subsidiary common stock			(47)			(47)
Stock options expensed (5)			2,665			2,665
Stock options exercised	196,860	197	4,479			4,676
Cash dividends				(28,502)		(28,502)

Balance at December 31, 2004	51,895,258	51,895	717,098	606,987	(36,304)	1,339,676
Net income				126,000		126,000
Unrealized losses on securities available for sale, net of tax (1)					(6,797)	(6,797)
Unrealized gains on cash flow hedges, net of tax (2)					579	579
Reclassification adjustment for losses on cash flow hedges included in income, net of tax (4)					11,831	11,831

Comprehensive income						131,613
Issuance of subsidiary common stock			(748)			(748)
Stock options expensed (5)			2,014			2,014
Stock options exercised	258,901	259	4,123			4,382
Cash dividends				(15,077)		(15,077)

Balance at June 30, 2005	52,154,159	$52,154	$722,487	$717,910	$(30,691)	$1,461,860

(1)	The pre-tax amount of unrealized losses on securities available for sale was $11.3 million for the six months ended June 30, 2005 compared with $16.1 million for the year ended December 31, 2004.

(2)	The pre-tax amount of unrealized gains on cash flow hedges was $1.0 million for the six months ended June 30, 2005 compared with unrealized losses of $2.6 million for the year ended December 31, 2004.

(3)	There was no pre-tax amount of unrealized gains or losses on securities available for sale reclassified into earnings for the six months ended June 30, 2005 compared with unrealized gains of $2.4 million for the year ended December 31, 2004.

(4)	The pre-tax amount of unrealized losses on cash flow hedges reclassified into earnings was $19.7 million for the six months ended June 30, 2005 compared with $71.9 million for the year ended December 31, 2004.

(5)	Amount represents pre-tax expense related to stock options granted.
See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2005	2004
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$126,000	$97,779
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	86,677	113,834
Amortization of loan fees and costs	58,532	61,388
Amortization of losses on cash flow hedges	17,757	22,737
Amortization of premium on mortgage-backed securities	10,791	23,748
Depreciation	6,312	6,104
Amortization, other	597	766
Gain on sales, net	(1,875)	(6,619)
Other	682	556
Increase in other assets	(14,025)	(2,923)
Increase in other liabilities	36,624	23,709
Other, net	17,948	16,128

NET CASH PROVIDED BY OPERATING ACTIVITIES	346,020	357,207
INVESTING ACTIVITIES:
Increase in restricted cash	(76,541)	(127,188)
Loans receivable:
Origination of loans, net of fees and costs	(4,191,539)	(3,466,449)
Loan payments and payoffs	3,365,800	2,862,392
Investment and mortgage-backed securities available for sale:
Purchases	(568,221)	(789,197)
Proceeds from sale	46,757	100,365
Payments received	446,550	639,035
Purchase of premises and equipment	(2,506)	(5,226)
Proceeds from sales of premises and equipment	38	4,499

NET CASH USED IN INVESTING ACTIVITIES	(979,662)	(781,769)
FINANCING ACTIVITIES:
Increase in deposits	87,689	55,995
Notes payable on automobile secured financing:
Proceeds from issuance	3,005,045	2,949,305
Payments on notes	(3,032,322)	(2,743,180)
Decrease in securities sold under agreements to repurchase		(218,741)
Increase in FHLB advances	770,941	262,938
Payments on subordinated debentures		(22,365)
Decrease in borrowings	(239)	(233)
Proceeds from issuance of common stock	4,382	2,225
Proceeds from issuance of subsidiary common stock	340	18
Cash dividends	(15,077)	(13,979)
Payments on cash flow hedges	(7,218)	(1,762)

NET CASH PROVIDED BY FINANCING ACTIVITIES	813,541	270,221

INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	179,899	(154,341)
Cash and due from banks at beginning of year	218,510	382,082

CASH AND DUE FROM BANKS AT END OF PERIOD	$398,409	$227,741

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
In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in our Form 10-K.
Note 2 – Mortgage-Backed Securities Available for Sale
Mortgage-backed securities available for sale consisted of the following:

	June 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(Dollars in thousands)
GNMA certificates	$2,587,419	$9,884	$14,636	$2,582,667
FNMA participation certificates	26,512	146	189	26,469
FHLMC participation certificates	32,859	7	250	32,616
Other	1,470			1,470

	$2,648,260	$10,037	$15,075	$2,643,222

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(Dollars in thousands)
GNMA certificates	$2,575,081	$15,232	$8,753	$2,581,560
FNMA participation certificates	30,195	123	143	30,175
FHLMC participation certificates	36,497	154	193	36,458
Other	1,565			1,565

	$2,643,338	$15,509	$9,089	$2,649,758

Our mortgage-backed securities available for sale portfolio was comprised of 62% fixed rate certificates and 38% variable rate certificates at both June 30, 2005 and December 31, 2004.
Note 3 – Net Loans Receivable
Our automobile contract portfolio consists of automobile contracts purchased from automobile dealers on a nonrecourse basis and automobile contracts financed directly with the consumer. If pre-computed finance charges are added to an automobile contract, they are added to the automobile contract balance and carried as an offset against the automobile contract balance as unearned discounts. Amounts paid to dealers are capitalized as dealer participation and amortized over the life of the contract.
Net loans receivable consisted of the following:

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Consumer:
Automobile contracts	$12,339,936	$11,599,528
Other consumer	2,713	4,386
Unearned discounts	(32,754)	(38,871)

	12,309,895	11,565,043
Real estate:
Mortgage	160,976	202,095
Construction	56,867	48,730

	217,843	250,825
Undisbursed loan proceeds	(37,287)	(37,061)

	180,556	213,764
Commercial	134,706	165,806

	12,625,157	11,944,613
Dealer participation	210,181	191,336
Deferred contract fees	(15,935)	(201)

Loans receivable	12,819,403	12,135,748
Allowance for credit losses	(318,776)	(315,402)

Loans receivable, net	$12,500,627	$11,820,346

Loans owned and managed by us, excluding dealer participation and deferred contract fees, totaled $12.6 billion and $11.9 billion as of June 30, 2005 and December 31, 2004, respectively. Nonperforming loans, or loans on which we have discontinued the accrual of interest income, included in net loans receivable were $49.7 million and $51.9 million at June 30, 2005 and December 31, 2004, respectively. Repossessed assets and real estate owned were $6.1 million and $8.3 million at June 30, 2005 and December 31, 2004, respectively, and are included in other assets on our Consolidated Statements of Financial Condition.
Note 4 – Allowance for Credit Losses
The following table sets forth the activity in the allowance for credit losses:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$315,882	$303,062	$315,402	$301,602
Chargeoffs:
Consumer loans	(58,060)	(70,213)	(130,017)	(155,714)
Commercial loans	(118)		(118)
Mortgage loans	(92)	(63)	(138)	(130)

	(58,270)	(70,276)	(130,273)	(155,844)
Recoveries:
Consumer loans	23,368	22,954	46,865	47,679
Commercial loans	83	14	91	22
Mortgage loans	14		14

	23,465	22,968	46,970	47,701

Net chargeoffs	(34,805)	(47,308)	(83,303)	(108,143)
Provision for credit losses	37,699	51,539	86,677	113,834

Balance at end of period	$318,776	$307,293	$318,776	$307,293

Ratio of net chargeoffs during the period (annualized) to average loans outstanding during the period	1.1%	1.7%	1.4%	1.9%
Ratio of allowance for credit losses to loans at the end of the period	2.5%	2.7%	2.5%	2.7%

Note 5 – Deposits
Deposits consisted of the following:

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Noninterest bearing deposits	$323,746	$268,556
Demand deposit accounts	1,717	705
Passbook accounts	4,751	5,880
Money market deposit accounts	1,209,755	1,257,074
Certificate accounts	722,919	651,284

	$2,262,888	$2,183,499

		Weighted Average		Weighted Average
		Rate for the		Rate for the
	Weighted Average	Six Months Ended	Effects of Hedging	Six Months Ended
	Rate at	June 30, 2005	for the	June 30, 2005
	June 30,	Excluding the Effects	Six Months Ended	Including the Effects
	2005(1)	of Hedging	June 30, 2005	of Hedging
Demand deposit accounts	0.1%	0.1%		0.1%
Passbook accounts	0.4	0.3		0.3
Money market deposit accounts	2.7	2.2	1.2%	3.4
Certificate accounts	3.0	2.7	2.6	5.3

(1)	Contractual rate.
Note 6 – Notes Payable on Automobile Secured Financing
In connection with our public asset-backed securitization activities, we issued $1.5 billion of notes secured by automobile contracts during the three months ended June 30, 2004. We did not issue notes secured by automobile contacts during the three months ended June 30, 2005. We issued $3.0 billion of notes secured by automobile contracts during both the six months ended June 30, 2005 and 2004. There were $10.2 billion of notes payable on automobile secured financing outstanding at both June 30, 2005 and December 31, 2004.
Interest payments are due either monthly or quarterly, in arrears. Interest expense on all notes payable on automobile secured financing, including interest payments under interest rate swap agreements, totaled $93.0 million and $181 million for the three and six months ended June 30, 2005, respectively, compared with $88.6 million and $183 million for the same respective periods in 2004.

Note 7 – Accumulated Other Comprehensive Loss, Net of Tax
The following table summarizes the components of accumulated other comprehensive loss, net of tax:

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Unrealized (loss) gain on marketable securities	$(3,149)	$3,648
Unrealized (loss) gain on interest rate swaps (1)
Deposits	(24,223)	(29,203)
Automobile secured financing	1,216	(353)

	(23,007)	(29,556)
Realized (loss) gain on settled cash flow hedges: (1)
Deposits	(4,929)	(8,369)
Automobile secured financing	394	(2,027)

	(4,535)	(10,396)

Total accumulated other comprehensive loss	$(30,691)	$(36,304)

(1)	All cash flow hedges are structured to hedge future interest payments on deposits or borrowings.
Note 8 – Comprehensive income
The following table presents the components of comprehensive income, net of related tax, for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Net income	$65,318	$54,414	$126,000	$97,779
Unrealized gains (losses) on securities available for sale, net of tax	6,239	(23,380)	(6,797)	(20,267)
Unrealized (losses) gains on cash flow hedges, net of tax	(9,836)	32,260	579	11,067
Reclassification adjustment for gains on securities available for sale included in income, net of tax		(1,446)		(1,446)
Reclassification adjustment for losses on cash flow hedges included in income, net of tax	5,702	12,528	11,831	26,626

Comprehensive income	$67,423	$74,376	$131,613	$113,759

Note 9 — Dividends
On April 26, 2005, we declared a cash dividend of $0.15 per share for shareholders of record as of August 2, 2005 with a payable date of August 16, 2005.

Note 10 – Stock Options
In May 2001, we adopted the 2001 Westcorp Stock Option Plan, also known as the 2001 Plan, a stock option plan for certain employees, to whom we refer as associates, and directors. The 2001 Plan replaced the 1991 Stock Option Plan, also known as the 1991 Plan, that expired on April 15, 2001. Those who received options prior to the approval of the 2001 Plan are still subject to the 1991 Plan and may continue to exercise the remaining shares that are outstanding and exercisable. However, any and all shares reserved for the 1991 Plan are no longer available for future grants. As such, no further grants will be made under the expired 1991 Plan. The 2001 Plan was amended and restated at the April 26, 2005 Annual Meeting of Shareholders. See “Part II, Item 5 – Other Information.”
Options outstanding and exercisable at June 30, 2005 were as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$12.00 — 13.00	78,178	0.70	$12.66	78,178	$12.66
13.00 — 14.00	125,625	1.64	13.25	125,625	13.25
15.00 — 16.00	1,000	2.36	15.25	1,000	15.25
17.00 — 18.00	170,571	2.65	17.32	170,571	17.32
18.00 — 19.00	573,572	3.05	18.58	372,246	18.56
19.00 — 20.00	5,000	4.10	19.85	2,500	19.85
20.00 — 21.00	3,000	4.35	20.41	1,500	20.41
42.00 — 43.00	476,915	3.64	42.19	159,476	42.19
44.00 — 45.00	20,000	4.82	44.48
46.00 — 47.00	498,000	4.67	46.66
49.00 — 50.00	5,000	4.94	49.97

$12.00 — 50.00	1,956,861	3.42	$31.14	911,096	$21.23

Stock option activity is summarized as follows:

		Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2004	1,460,536	$16.86
Granted	540,900	42.19
Exercised	(196,860)	16.40
Forfeited	(57,694)	27.10

Outstanding at December 31, 2004	1,746,882	24.41
Granted	564,000	46.61
Exercised	(258,901)	16.93
Forfeited	(95,120)	38.02

Outstanding at June 30, 2005	1,956,861	$31.14

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Our stock options have characteristics significantly different from traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. We utilize the Binomial option valuation model for all stock options expensed as we believe it provides a better measure of value for companies that pay dividends than other valuation models. In our opinion, no option valuation model necessarily provides a reliable single measure of the fair value of our employee stock options. The weighted average fair value of options granted during the six month period ended June 30, 2005 was $14.75 per share compared to $13.26 per share for the year ended December 31, 2004.

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
Pro forma net income and diluted earnings per share for the respective periods were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share amounts)
Net income, as reported	$65,318	$54,415	$126,000	$97,779
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	847	474	1,225	709
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	900	609	1,387	1,015

Pro forma net income	$65,265	$54,280	$125,838	$97,473

Basic earnings per share:
As reported	$1.25	$1.05	$2.42	$1.89

Pro forma	$1.25	$1.05	$2.42	$1.88

Diluted earnings per share:
As reported	$1.24	$1.04	$2.39	$1.86

Pro forma	$1.24	$1.03	$2.39	$1.86

Note 11 – Proposed Acquisition and Merger
On May 23, 2004, we entered into a definitive agreement pursuant to which we would acquire the outstanding 16% common stock minority interest of WFS not already owned by our wholly owned subsidiary, the Bank. The transaction is structured as a merger of WFS with and into the Bank. If the merger is consummated, the public holders of WFS shares would receive 1.11 shares of our common stock for each share of WFS common stock held by them in a tax-free exchange.
In connection with the merger, the Bank has filed an application with the California Department of Financial Institutions, also known as the DFI, to convert its federal thrift charter to a California state bank charter. Among other things, the merger is conditioned upon the conversion of the charter and the transaction is subject to, among other closing conditions, the receipt of regulatory approvals and the approval of a majority of WFS’s minority shareholders, other than shares controlled by us. The DFI and the Office of Thrift Supervision, also known as the OTS, have approved the Bank’s application to convert from a federal savings bank to a California state commercial bank subject to receipt of all other required regulatory approvals. The Federal Deposit Insurance Corporation, also known as the FDIC, approved the application to merge WFS into the Bank as part of the acquisition of the minority interest in WFS.
The conversion is contingent upon the approval by the Board of Governors of the Federal Reserve, also known as the Federal Reserve, of our application to become a bank holding company, which process is taking longer than originally expected. As a result, we believe that the proposed conversion will not occur until the latter half of 2005, if at all. The Federal Reserve has raised some questions and potential concerns with our proposal and has requested additional information from us. These concerns and questions will need to be addressed to the Federal Reserve’s satisfaction before it will deem our application complete.
Although we intend to continue to pursue Federal Reserve approval, there can be no assurance that such approval will ultimately be granted or that any conditions to such approval imposed on the Bank will not affect the feasibility of moving forward with the proposed conversion and the related merger of WFS into the Bank. We are currently exploring other alternatives in the event that the proposed conversion and related merger cannot go forward as planned. At June 30, 2005, we have capitalized $2.9 million of costs related to the merger that are included in other assets on our Consolidated Statements of Financial Condition. If the merger is completed, the capitalized costs will be included in the calculation of the purchase price allocation. If the merger is not completed, the capitalized costs will be expensed as other noninterest expense on our Consolidated Statements of Income.
If the conversion is completed, we will be subject to the laws, regulation and oversight of the DFI, the FDIC and the Federal Reserve.
Note 12 – Commitments and Contingencies
We or our subsidiaries are involved as a party to certain legal proceedings incidental to our business. We are vigorously defending these actions and do not believe that the outcome of these proceedings will have a material effect upon our financial condition, results of operations and cash flows.
Beginning on May 24, 2004 and continuing thereafter, a total of four separate purported class action lawsuits relating to the announcement by us and WFS that we had entered into a merger agreement, pursuant to which we would acquire the outstanding 16% common stock interest of WFS not already owned by the Bank, and WFS would be merged with and into the Bank were filed in the Orange County, California Superior Court against us, WFS, and our individual board members, and individual board members of WFS. On June 24, 2004, the actions were consolidated under the caption In re WFS Financial Shareholder Litigation, Case No. 04CC00559, also known as the Action. On July 16, 2004, the court granted a motion by plaintiff Alaska Hotel & Restaurant Employees Pension Trust Fund, in Case No.04CC00573, to amend the consolidation order to designate it the lead plaintiff in the litigation. The lead plaintiff filed a consolidated amended complaint on August 9, 2004, and then filed the present “corrected” consolidated amended complaint on September 15, 2004. All of the shareholder-related actions allege, among other things, that the defendants breached their respective fiduciary duties and seek to enjoin or rescind the transaction and obtain an unspecified sum in damages and costs, including attorneys’ fees and expenses. The parties have tentatively agreed to a full and final resolution of the Action and, on January 19, 2005, the parties entered into a Memorandum of Understanding, also known as the MOU, concerning the terms of the tentative settlement. Pursuant to the terms of the MOU, the parties have agreed, among other things, that additional disclosures will be made in Westcorp’s Registration Statement on Form S-4 (as filed with the SEC on July 16, 2004), the claims asserted in the Action will be fully released, and the Action will be dismissed with prejudice. Further, pursuant to the MOU, the defendants have agreed to pay plaintiffs’ attorneys’ fees and expenses in the amount of $675,000, or in such lesser amount as the Court may order. The effectiveness of the settlement agreement is contingent on the transaction actually occurring. The parties prepared a formal settlement agreement based on the terms of the MOU and obtained preliminary approval for the settlement from the Court on June 17, 2005. The parties have further agreed, with the Court’s consent, that the parties will not proceed with providing notice of the proposed settlement to shareholders nor schedule a final hearing on approval of the settlement unless and until the necessary regulatory approvals for the transaction have been obtained.
Note 13 – Subsequent Events
On July 29, 2005, we declared a cash dividend of $0.15 per share for shareholders of record as of November 1, 2005, with a payable date of November 15, 2005.
On July 27, 2005, we completed the issuance of $2.7 billion of notes secured by contracts with a weighted average interest rate of 4.35% through a securitization transaction accounted for as a secured financing. The senior notes issued are credit enhanced through the issuance of subordinated notes.

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
Our primary sources of revenue are net interest income and noninterest income. Net interest income is the difference between the income earned on interest earning assets and the interest paid on interest bearing liabilities. We generate interest income from our loan portfolio, which consists of consumer, mortgage and commercial loans, and from investments in mortgage-backed securities, also known as MBS, and other short-term investments. We fund our loan portfolio and investments with deposits, advances from the Federal Home Loan Bank, also known as the FHLB, securities sold under agreements to repurchase, securitizations, other borrowings and equity.
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
Selected Financial Data
The following table presents summary unaudited financial data for the three and six months ended June 30, 2005 and 2004. Since this table is only a summary and does not provide all of the information contained in our financial statements, including the related notes, you should read our Consolidated Financial Statements contained elsewhere herein. Certain amounts from the prior years’ Consolidated Financial Statements have been reclassified to conform to the current year presentation.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share amounts)
Consolidated Statements of Income Data:
Interest income	$342,718	$310,983	$676,754	$624,642
Interest expense	128,468	113,835	245,577	233,071

Net interest income	214,250	197,148	431,177	391,571
Provision for credit losses	37,699	51,539	86,677	113,834

Net interest income after provision for credit losses	176,551	145,609	344,500	277,737
Noninterest income	19,575	27,554	38,868	56,244
Noninterest expense	74,093	73,635	146,683	145,034

Income before income tax	122,033	99,528	236,685	188,947
Income tax	47,099	39,725	92,738	75,039

Income before minority interest	74,934	59,803	143,947	113,908
Minority interest in earnings of subsidiaries	9,616	5,388	17,947	16,129

Net income	$65,318	$54,415	$126,000	$97,779

Weighted average number of shares and common share equivalents — diluted	52,680,870	52,483,220	52,641,796	52,531,365
Earnings per common share — diluted	$1.24	$1.04	$2.39	$1.86
Dividends declared per share	$0.15	$0.14	$0.30	$0.28
Dividend payout ratio	12.1%	13.5%	12.5%	15.0%

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Consolidated Statements of Financial Condition Data:
Assets:
Cash and due from banks	$398,409	$218,510
Loans:
Consumer (1)	12,504,141	11,756,178
Mortgage (2)	180,556	213,764
Commercial	134,706	165,806
Mortgage-backed securities	2,643,222	2,649,758
Investments and time deposits	674,784	537,644
Other assets	327,192	319,082
Less: Allowance for credit losses	318,776	315,402

Total assets	$16,544,234	$15,545,340

Liabilities and Shareholders’ Equity:
Deposits	$2,262,888	$2,183,499
Notes payable on automobile secured financing	10,212,648	10,242,900
FHLB advances and other borrowings	1,918,801	1,148,098
Subordinated debentures	295,856	295,321
Other liabilities	206,984	170,362

Total liabilities	14,897,177	14,040,180
Minority interest in equity of subsidiaries	185,197	165,484
Shareholders’ equity	1,461,860	1,339,676

Total liabilities and shareholders’ equity	$16,544,234	$15,545,340

	At or For the Three		At or For the Six
	Months Ended June 30,		Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Other Selected Financial Data:
Average automobile contracts managed	$12,019,325	$10,946,273	$11,860,935	$10,836,160
Average shareholders’ equity (3)	$1,461,426	$1,253,476	$1,431,924	$1,230,284
Return on average shareholders’ equity (3)	17.88%	17.36%	17.60%	15.90%
Book value per share (3)	$28.62	$24.63	$28.62	$24.63
Total equity to assets (4)	10.14%	9.52%	10.14%	9.52%
Originations:
Consumer loans (1)	$2,014,970	$1,668,143	$3,798,691	$3,254,304
Mortgage loans (2)	7,336	8,798	15,345	11,455
Commercial loans	144,142	58,839	310,424	125,718

Total loan originations	$2,166,448	$1,735,780	$4,124,460	$3,391,477

Interest rate spread	4.95%	5.02%	5.11%	5.03%

(1)	Net of unearned discounts.

(2)	Net of undisbursed loan proceeds.

(3)	Excludes other comprehensive loss.

(4)	Excludes other comprehensive loss and includes minority interest.

Critical Accounting Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations, also known as MD&A, is based on our consolidated financial statements and accompanying notes that have been prepared in accordance with GAAP. Our significant accounting policies are described in “Note 1 — Summary of Significant Accounting Policies” in our Consolidated Financial Statements in our 2004 Form 10-K and are essential in understanding our MD&A. The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, shareholders’ equity, income, and expenses in our Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates. We have identified accounting for the allowance for credit losses as the most critical accounting estimate to understanding and evaluating our reported financial results of operations. This estimate is critical because it requires us to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is possible that materially different amounts would be reported under different conditions or using different assumptions. Additionally, the accounting for derivative financial instruments and accrued taxes requires the use of assumptions and accounting estimates that are also inherently subjective.
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
Key analyses considered in the process of establishing our allowance for credit losses include migration analysis of delinquent and current accounts by risk category, econometric forecasts, the evaluation of the size of any particular asset group, the concentration of any credit tier, the percentage of delinquency, the values of repossessions, trends in the number of days repossessions are held in inventory, trends in delinquency roll rates, and trends in the economy. The process of determining the level of the allowance for credit losses based upon the foregoing analyses requires a high degree of judgment. It is possible that others, given the same information, may reach different conclusions and such differences could be material. To the extent that the analyses considered in determining the allowance for credit losses are not indicative of future performance or other assumptions used by us do not prove to be accurate, loss experience could differ significantly from our estimate, resulting in either higher or lower future provision for credit losses.
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
Proposed Acquisition and Merger
On May 23, 2004, we entered into a definitive agreement pursuant to which we would acquire the outstanding 16% common stock minority interest of WFS not already owned by our wholly owned subsidiary, the Bank. The transaction is structured as a merger of WFS with and into the Bank. If the merger is consummated, the public holders of WFS shares would receive 1.11 shares of our common stock for each share of WFS common stock held by them in a tax-free exchange.
In connection with the merger, the Bank has filed an application with the California Department of Financial Institutions, also known as the DFI, to convert its federal thrift charter to a California state bank charter. Among other things, the merger is conditioned upon the conversion of the charter and the transaction is subject to, among other closing conditions, the receipt of regulatory approvals and the approval of a majority of WFS’s minority shareholders, other than shares controlled by us. The DFI and the Office of Thrift Supervision, also known as the OTS, have approved the Bank’s application to convert from a federal savings bank to a California state commercial bank subject to receipt of all other required regulatory approvals. The Federal Deposit Insurance Corporation, also known as the FDIC, approved the application to merge WFS into the Bank as part of the acquisition of the minority interest in WFS.
The conversion is contingent upon the approval by the Board of Governors of the Federal Reserve, also known as the Federal Reserve, of our application to become a bank holding company, which process is taking longer than originally expected. As a result, we believe that the proposed conversion will not occur until the latter half of 2005, if at all. The Federal Reserve has raised some questions and potential concerns with our proposal and has requested additional information from us. These concerns and questions will need to be addressed to the Federal Reserve’s satisfaction before it will deem our application complete.
Although we intend to continue to pursue Federal Reserve approval, there can be no assurance that such approval will ultimately be granted or that any conditions to such approval imposed on the Bank will not affect the feasibility of moving forward with the proposed conversion and the related merger of WFS into the Bank. We are currently exploring other alternatives in the event that the proposed conversion and related merger cannot go forward as planned. At June 30, 2005, we have capitalized $2.9 million of costs related to the merger that are included in other assets on our Consolidated Statements of Financial Condition. If the merger is completed, the capitalized costs will be included in the calculation of the purchase price allocation. If the merger is not completed, the capitalized costs will be expensed as other noninterest expense on our Consolidated Statements of Income.
If the conversion is completed, we will be subject to the laws, regulation and oversight of the DFI, the FDIC and the Federal Reserve.
Results of Operations
Net Interest Income
Net interest income is affected by our interest rate spread, which is the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities, and the relative amounts of our interest earning assets and interest bearing liabilities. Net interest income totaled $214 million and $431 million for the three and six months ended June 30, 2005, respectively, compared with $197 million and $392 million for the same respective periods in 2004. The increase in net interest income was primarily the result of us holding more automobile contracts on balance sheet.
The following table presents information relative to the average balances and interest rates for the periods indicated:

	For the Three Months Ended June 30,
	2005			2004
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Interest earning assets:
Total investments:
Mortgage-backed securities	$2,591,591	$27,516	4.25%	$2,574,744	$22,150	3.44%
Other short-term investments	799,736	6,001	3.01	663,896	1,809	1.10
Investment securities	131,525	1,210	3.68	129,367	1,122	3.47
Interest earning deposits with others	44,571	62	0.55	5,530	9	0.64

Total investments	3,567,423	34,789	3.90	3,373,537	25,090	2.97
Total loans:(1)
Consumer loans	12,213,059	303,013	9.95	11,133,553	281,775	10.18
Mortgage loans	158,586	2,210	5.57	210,156	2,623	4.99
Commercial loans	141,989	2,283	6.36	103,042	1,440	5.53
Construction loans	25,512	423	6.57	5,268	55	4.09

Total loans	12,539,146	307,929	9.85	11,452,019	285,893	10.04

Total interest earning assets	$16,106,569	342,718	8.53	$14,825,556	310,983	8.43

Interest bearing liabilities:
Deposits	$2,222,714	21,479	3.88	$2,089,287	13,884	2.67
FHLB advances and other borrowings	833,261	6,459	3.07	656,979	1,871	1.13
Notes payable on automobile secured financing	11,015,549	93,043	3.38	10,247,231	88,591	3.46
Subordinated debentures	295,680	7,487	10.13	381,199	9,489	9.96

Total interest bearing liabilities	$14,367,204	128,468	3.58	$13,374,696	113,835	3.41

Net interest income and interest rate spread		$214,250	4.95%		$197,148	5.02%

Net yield on average interest earning assets			5.34%			5.34%

(1)	For the purpose of these computations, nonaccruing loans are included in the average loan amounts outstanding.

	For the Six Months Ended June 30,
	2005			2004
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Interest earning assets:
Total investments:
Mortgage-backed securities	$2,594,038	$54,652	4.21%	$2,584,929	$46,838	3.62%
Other short-term investments	725,022	10,121	2.82	627,153	3,413	1.09
Investment securities	131,720	2,348	3.57	127,272	2,180	3.43
Interest earning deposits with others	40,356	89	0.44	5,775	18	0.63

Total investments	3,491,136	67,210	3.85	3,345,129	52,449	3.14
Total loans: (1)
Consumer loans	12,055,546	599,502	10.03	11,021,138	563,816	10.29
Mortgage loans	165,950	4,479	5.40	219,768	5,527	5.03
Commercial loans	155,653	4,811	6.15	101,165	2,743	5.36
Construction loans	23,493	752	6.36	4,753	107	4.43

Total loans	12,400,642	609,544	9.91	11,346,824	572,193	10.14

Total interest earning assets	$15,891,778	676,754	8.58	$14,691,953	624,642	8.55

Interest bearing liabilities:
Deposits	$2,177,384	37,989	3.52	$1,998,031	27,191	2.74
Securities sold under agreements to repurchase				16,885	94	1.10
FHLB advances and other borrowings	855,288	12,088	2.81	657,877	3,703	1.11
Notes payable on automobile secured financing	10,854,240	180,527	3.33	10,205,685	182,809	3.58
Subordinated debentures	295,547	14,973	10.13	387,434	19,274	9.95

Total interest bearing liabilities	$14,182,459	245,577	3.47	$13,265,912	233,071	3.52

Net interest income and interest rate spread		$431,177	5.11%		$391,571	5.03%

Net yield on average interest earning assets			5.49%			5.36%

(1)	For the purpose of these computations, nonaccruing loans are included in the average loan amounts outstanding.

The following table sets forth the changes in net interest income attributable to changes in volume (change in average portfolio volume multiplied by prior period average rate) and changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance):

	For the Six Months Ended June 30, 2005
	Compared to the Six Months Ended June 30, 2004 (1)
	Volume	Rate	Total
	(Dollars in thousands)
Increase (decrease) in interest income:
Mortgage-backed securities	$165	$7,649	$7,814
Other short-term investments	601	6,107	6,708
Investment securities	78	90	168
Interest earning deposits with others	89	(18)	71
Total loans:
Consumer loans	73,271	(37,585)	35,686
Mortgage loans	(2,056)	1,008	(1,048)
Commercial loans	1,624	444	2,068
Construction loans	581	64	645

Total interest income	$74,353	$(22,241)	$52,112

Increase (decrease) in interest expense:
Deposits	$2,588	$8,210	$10,798
Securities sold under agreements to repurchase	(47)	(47)	(94)
FHLB advances and other borrowings	1,374	7,011	8,385
Notes payable on automobile secured financing	23,225	(25,507)	(2,282)
Subordinated debentures	(5,292)	991	(4,301)

Total interest expense	$21,848	$(9,342)	$12,506

Increase in net interest income			$39,606

(1)	In the analysis of interest changes due to volume and rate, the changes due to the volume/rate variance (the combined effect of change in weighted average interest rate and change in average portfolio balance) have been allocated proportionately based on the absolute value of the volume and rate variances.
Provision for Credit Losses
We maintain an allowance for credit losses to cover probable losses that can be reasonably estimated. The level of allowance is based principally on the outstanding balance of loans held on balance sheet and historical loss trends. We believe that the allowance for credit losses is currently adequate to absorb probable losses in our loan portfolio that can be reasonably estimated. The provision for credit losses totaled $37.7 million and $86.7 million for the three and six months ended June 30, 2005, respectively, compared with $51.5 million and $114 million for the same respective periods in 2004. The provision for credit losses declined as a result of improved credit performance due to an improving economy as well as our continued emphasis on risk-focused underwriting.

Contract Securitizations
The following table lists each of our public securitizations. All securitizations prior to 2001-C were paid in full on or before their contractual maturity dates and none of the remaining securitizations, including 2001-C, have yet reached their contractual maturity dates.
Securitizations

				Remaining			Gross
			Remaining	Balance as a	Original	Original	Interest
Issue		Original	Balance at	Percent of	Weighted	Weighted Average	Rate
Number	Close Date	Balance	June 30, 2005 (1)	Original Balance	Average APR	Securitization Rate	Spread (2)
	(Dollars in thousands)
1985-A	December, 1985	$110,000	Paid in full		18.50%	8.38%	10.12%
1986-A	November, 1986	191,930	Paid in full		14.20	6.63	7.57
1987-A	March, 1987	125,000	Paid in full		12.42	6.75	5.67
1987-B	July, 1987	110,000	Paid in full		12.68	7.80	4.88
1988-A	February, 1988	155,000	Paid in full		13.67	7.75	5.92
1988-B	May, 1988	100,000	Paid in full		14.01	8.50	5.51
1988-C	July, 1988	100,000	Paid in full		15.41	8.50	6.91
1988-D	October, 1988	105,000	Paid in full		14.95	8.85	6.10
1989-A	March, 1989	75,000	Paid in full		15.88	10.45	5.43
1989-B	June, 1989	100,000	Paid in full		15.96	9.15	6.81
1990-A	August, 1990	150,000	Paid in full		16.05	8.35	7.70
1990-1	November, 1990	150,000	Paid in full		15.56	8.50	7.06
1991-1	April, 1991	200,000	Paid in full		16.06	7.70	8.36
1991-2	May, 1991	200,000	Paid in full		15.75	7.30	8.45
1991-3	August, 1991	175,000	Paid in full		15.69	6.75	8.94
1991-4	December, 1991	150,000	Paid in full		15.53	5.63	9.90
1992-1	March, 1992	150,000	Paid in full		14.49	5.85	8.64
1992-2	June, 1992	165,000	Paid in full		14.94	5.50	9.44
1992-3	September, 1992	135,000	Paid in full		14.45	4.70	9.75
1993-1	March, 1993	250,000	Paid in full		13.90	4.45	9.45
1993-2	June, 1993	175,000	Paid in full		13.77	4.70	9.07
1993-3	September, 1993	187,500	Paid in full		13.97	4.25	9.72
1993-4	December, 1993	165,000	Paid in full		12.90	4.60	8.30
1994-1	March, 1994	200,000	Paid in full		13.67	5.10	8.57
1994-2	May, 1994	230,000	Paid in full		14.04	6.38	7.66
1994-3	August, 1994	200,000	Paid in full		14.59	6.65	7.94
1994-4	October, 1994	212,000	Paid in full		15.58	7.10	8.48
1995-1	January, 1995	190,000	Paid in full		15.71	8.05	7.66
1995-2	March, 1995	190,000	Paid in full		16.36	7.10	9.26
1995-3	June, 1995	300,000	Paid in full		15.05	6.05	9.00
1995-4	September, 1995	375,000	Paid in full		15.04	6.20	8.84
1995-5	December, 1995	425,000	Paid in full		15.35	5.88	9.47
1996-A	March, 1996	485,000	Paid in full		15.46	6.13	9.33
1996-B	June, 1996	525,000	Paid in full		15.74	6.75	8.99
1996-C	September, 1996	535,000	Paid in full		15.83	6.60	9.23
1996-D	December, 1996	545,000	Paid in full		15.43	6.17	9.26
1997-A	March, 1997	500,000	Paid in full		15.33	6.60	8.73
1997-B	June, 1997	590,000	Paid in full		15.36	6.37	8.99
1997-C	September, 1997	600,000	Paid in full		15.43	6.17	9.26
1997-D	December, 1997	500,000	Paid in full		15.19	6.34	8.85
1998-A	March, 1998	525,000	Paid in full		14.72	6.01	8.71
1998-B	June, 1998	660,000	Paid in full		14.68	6.06	8.62
1998-C	November, 1998	700,000	Paid in full		14.42	5.81	8.61
1999-A	January, 1999	1,000,000	Paid in full		14.42	5.70	8.72
1999-B	July, 1999	1,000,000	Paid in full		14.62	6.36	8.26
1999-C	November, 1999	500,000	Paid in full		14.77	7.01	7.76
2000-A	March, 2000	1,200,000	Paid in full		14.66	7.28	7.38
2000-B	May, 2000	1,000,000	Paid in full		14.84	7.78	7.06
2000-C	August, 2000	1,390,000	Paid in full		15.04	7.32	7.72
2000-D	November, 2000	1,000,000	Paid in full		15.20	6.94	8.26
2001-A	January, 2001	1,000,000	Paid in full		14.87	5.77	9.10
2001-B	May, 2001	1,370,000	Paid in full		14.41	4.23	10.18
2001-C	August, 2001	1,200,000	$124,407	10.37%	13.90	4.50	9.40
2002-1	March, 2002	1,800,000	284,374	15.80	13.50	4.26	9.24
2002-2	May, 2002	1,750,000	343,435	19.62	12.51	3.89	8.62
2002-3	August, 2002	1,250,000	291,668	23.33	12.30	3.06	9.24
2002-4	November, 2002	1,350,000	388,745	28.80	12.18	2.66	9.52
2003-1	February, 2003	1,343,250	410,824	30.58	11.79	2.42	9.37
2003-2	May, 2003	1,492,500	536,099	35.92	11.57	2.13	9.44
2003-3	August, 2003	1,650,000	763,306	46.26	10.59	2.66	7.93
2003-4	November, 2003	1,403,625	657,981	46.88	10.89	2.70	8.19
2004-1	February, 2004	1,477,500	754,970	51.10	10.89	2.35	8.54
2004-2	May, 2004	1,477,500	878,789	59.48	10.98	3.02	7.96
2004-3	August, 2004	1,552,000	1,071,651	69.05	10.64	3.49	7.15
2004-4	October, 2004	1,358,000	1,030,283	75.87	11.19	3.10	8.09
2005-1	January, 2005	1,552,000	1,326,464	85.47	11.25	3.66	7.59
2005-2	March, 2005	1,458,750	1,368,455	93.81	11.51	4.27	7.24
2005-3	July, 2005	2,723,000			11.66	4.35	7.31

	Total	$46,209,555	$10,231,451

(1)	Represents only the note payable amounts outstanding at the period indicated.

(2)	Represents the difference between the original weighted average annual percentage rate, also known as the APR, and the estimated weighted average securitization rate on the closing date of the securitization.

Noninterest Income and Noninterest Expense
Noninterest income decreased to $19.6 million and $38.9 million for the three and six months ended June 30, 2005 compared with $27.6 million and $56.2 million for the same respective periods a year earlier. Noninterest income was reduced by $16.5 million and $31.2 million of loan origination fees that were deferred during the three and six months ended June 30, 2005, respectively. Noninterest expense increased to $74.1 million and $147 million for the three and six months ended June 30, 2005 compared with $73.6 million and $145 million for the same respective periods in 2004. Noninterest expense was reduced by $7.0 million and $13.4 million of direct origination costs that were deferred during the three and six months ended June 30, 2005, respectively. Historically, we performed analyses on the fees and direct costs related to our origination of automobile loans and elected not to defer and amortize such amounts as the net effect was not material to our financial statements in accordance with Statement of Financial Accounting Standard No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, and SEC Staff Accounting Bulletin: No. 99 – Materiality. Due to continuing improvements in operating efficiencies and the higher amount of documentation fees earned, the difference between the amount of fees received and the direct costs incurred has gradually increased. Therefore, we decided to defer and amortize these amounts prospectively beginning January 2005. These deferred amounts are being amortized to interest income using the interest method.
Income Taxes
We file federal and certain state tax returns as part of a consolidated group that includes the Bank and WFS. We file other state tax returns as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. Our effective tax rate was 39% for both the three and six months ended June 30, 2005 compared with 40% for the same respective periods in 2004.
Financial Condition
Overview
Total assets increased $1.0 billion or 6.4% to $16.5 billion at June 30, 2005 from $15.5 billion at December 31, 2004. The increase is due primarily to an increase in automobile contracts originated.
Loan Portfolio
The following table presents a summary of our automobile contracts purchased:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
New vehicles	$675,416	$618,079	$1,181,607	$1,169,649
Pre-owned vehicles	1,338,206	1,048,763	2,614,429	2,082,367

Total volume	$2,013,622	$1,666,842	$3,796,036	$3,252,016

Prime	$1,535,162	$1,358,930	$2,898,245	$2,662,120
Non-prime	478,460	307,912	897,791	589,896

Total volume	$2,013,622	$1,666,842	$3,796,036	$3,252,016

Commercial Loan Portfolio
We had outstanding commercial loan commitments of $382 million at June 30, 2005 compared with $327 million at December 31, 2004. We originated $144 million and $310 million of commercial loans for the three and six months ended

June 30, 2005, respectively, compared with $58.8 million and $126 million for the same respective periods in 2004. Amounts outstanding at June 30, 2005 and December 31, 2004 were $135 million and $166 million, respectively.
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
The following table sets forth information with respect to the delinquency of our portfolio of contracts:

	June 30, 2005		December 31, 2004
	Amount	%	Amount	%
	(Dollars in thousands)
Contracts managed at end of period	$12,307,454		$11,560,890

Period of delinquency
30-59 days	$162,474	1.32%	$191,001	1.65%
60 days or more (1)	58,923	0.48	67,660	0.59

Total contracts delinquent and delinquencies as a percentage of contracts managed (1)	$221,397	1.80%	$258,661	2.24%

(1)	Excludes Chapter 13 bankruptcy accounts on nonaccrual status of $47.5 million at June 30, 2005 and $49.2 million at December 31, 2004.
The following table sets forth information with respect to repossessions in our portfolio of managed contracts:

	June 30, 2005		December 31, 2004
	Number of		Number of
	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Contracts managed	919,722	$12,307,454	876,695	$11,560,890

Repossessed vehicles	772	$5,723	1,049	$7,982

Repossessed vehicles as a percentage of number and amount of contracts outstanding	0.08%	0.05%	0.12%	0.07%

The following table sets forth information with respect to actual credit loss experience on our portfolio of managed contracts. Net chargeoffs declined as a result of an improving economy and our continued emphasis on risk-focused underwriting.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Average contracts managed during period	$12,019,325	$10,946,273	$11,860,935	$10,836,160

Gross chargeoffs	$58,059	$70,213	$130,011	$155,707
Recoveries	23,368	22,917	46,841	47,617

Net chargeoffs	$34,691	$47,296	$83,170	$108,090

Net chargeoffs as a percentage of average contracts managed during period	1.15%	1.73%	1.40%	1.99%

The following table sets forth the cumulative static pool losses by month for all outstanding public securitized pools:
Cumulative Static Pool Loss Curves
At June 30, 2005

Period (1)	2001-C	2002-1	2002-2	2002-3	2002-4	2003-1	2003-2	2003-3	2003-4	2004-1	2004-2	2004-3	2004-4	2005-1	2005-2
1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.04%	0.01%	0.00%	0.02%	0.02%	0.01%	0.00%	0.00%	0.01%	0.00%	0.00%	0.02%	0.00%	0.00%	0.00%
3	0.09%	0.06%	0.03%	0.06%	0.07%	0.04%	0.02%	0.02%	0.03%	0.02%	0.03%	0.06%	0.04%	0.02%	0.02%
4	0.20%	0.15%	0.10%	0.14%	0.16%	0.11%	0.06%	0.06%	0.08%	0.06%	0.07%	0.13%	0.09%	0.06%	0.07%
5	0.35%	0.29%	0.18%	0.27%	0.26%	0.18%	0.14%	0.13%	0.14%	0.11%	0.15%	0.21%	0.15%	0.13%
6	0.49%	0.43%	0.32%	0.44%	0.38%	0.29%	0.25%	0.23%	0.21%	0.19%	0.24%	0.30%	0.23%	0.20%
7	0.65%	0.60%	0.49%	0.57%	0.50%	0.41%	0.36%	0.32%	0.28%	0.27%	0.33%	0.40%	0.30%
8	0.81%	0.84%	0.66%	0.70%	0.61%	0.53%	0.48%	0.40%	0.35%	0.34%	0.41%	0.50%	0.37%
9	0.95%	1.06%	0.82%	0.82%	0.78%	0.66%	0.59%	0.47%	0.44%	0.42%	0.51%	0.56%	0.45%
10	1.07%	1.28%	0.96%	0.96%	0.94%	0.80%	0.70%	0.55%	0.54%	0.52%	0.59%	0.64%
11	1.20%	1.48%	1.10%	1.10%	1.08%	0.93%	0.80%	0.62%	0.61%	0.59%	0.65%	0.69%
12	1.37%	1.67%	1.26%	1.24%	1.28%	1.06%	0.89%	0.71%	0.73%	0.67%	0.70%
13	1.55%	1.82%	1.39%	1.38%	1.43%	1.21%	0.98%	0.80%	0.83%	0.75%	0.76%
14	1.74%	1.99%	1.51%	1.53%	1.59%	1.31%	1.08%	0.88%	0.93%	0.81%	0.83%
15	1.97%	2.14%	1.68%	1.70%	1.77%	1.40%	1.20%	0.97%	1.03%	0.88%
16	2.16%	2.27%	1.83%	1.88%	1.92%	1.50%	1.31%	1.07%	1.09%	0.93%
17	2.36%	2.45%	1.99%	2.03%	2.05%	1.60%	1.41%	1.16%	1.19%	1.00%
18	2.59%	2.62%	2.16%	2.15%	2.16%	1.70%	1.53%	1.25%	1.24%
19	2.78%	2.80%	2.31%	2.28%	2.25%	1.85%	1.66%	1.33%	1.30%
20	2.95%	2.99%	2.46%	2.41%	2.37%	1.99%	1.76%	1.40%	1.36%
21	3.14%	3.15%	2.60%	2.52%	2.49%	2.14%	1.87%	1.45%
22	3.29%	3.31%	2.72%	2.62%	2.62%	2.27%	1.95%	1.50%
23	3.41%	3.45%	2.86%	2.74%	2.73%	2.37%	2.02%	1.57%
24	3.57%	3.58%	2.95%	2.83%	2.84%	2.47%	2.09%
25	3.73%	3.69%	3.03%	2.96%	2.95%	2.57%	2.16%
26	3.88%	3.80%	3.13%	3.08%	3.06%	2.63%	2.21%
27	4.04%	3.92%	3.22%	3.21%	3.17%	2.68%
28	4.20%	4.02%	3.33%	3.31%	3.25%	2.73%
29	4.35%	4.12%	3.41%	3.41%	3.32%	2.78%
30	4.46%	4.22%	3.50%	3.48%	3.38%
31	4.57%	4.30%	3.58%	3.56%	3.43%
32	4.69%	4.39%	3.66%	3.62%	3.48%
33	4.77%	4.49%	3.73%	3.67%
34	4.85%	4.56%	3.78%	3.71%
35	4.92%	4.63%	3.84%	3.74%
36	5.01%	4.69%	3.86%
37	5.09%	4.74%	3.90%
38	5.16%	4.77%	3.93%
39	5.22%	4.80%
40	5.27%	4.84%
41	5.32%
42	5.38%
43	5.42%
44	5.46%
45	5.48%
46	5.49%
47	5.51%

Prime Mix (2)	76%	70%	87%	85%	80%	80%	82%	84%	82%	82%	82%	81%	78%	78%	77%

(1)	Represents the number of months since the inception of the securitization.

(2)	Represents the original percentage of prime automobile contracts securitized within each pool.

Real Estate Loan Quality
We had 0.55% of total mortgage loans past due over 60 days at June 30, 2005 compared with 0.85% at December 31, 2004. The decrease is due to an improving economy.
Nonperforming Assets
Nonperforming loans, also known as NPLs, are defined as all nonaccrual loans. This includes mortgage loans 90 days or more past due, impaired loans where full collection of principal and interest is not reasonably assured and Chapter 13 bankruptcy accounts that became contractually past due over 120 days. For those accounts that are in Chapter 13 bankruptcy and became contractually past due over 120 days, all previously accrued interest is reversed and income is recognized on a cash basis. Interest on NPLs excluded from interest income was $0.2 million and $0.6 million for the three and six months ended June 30, 2005, respectively, compared with $0.2 million and $0.7 million for the same respective periods in 2004.
Nonperforming assets, also known as NPAs, consist of NPLs, repossessed automobiles and real estate owned, also known as REO. Repossessed automobiles and REO are carried at lower of cost or fair value. NPAs decreased $4.4 million to $55.8 million at June 30, 2005 compared with $60.2 million at December 31, 2004. NPAs represented 0.3% of total assets at June 30, 2005 compared with 0.4% at December 31, 2004. There were no impaired loans at June 30, 2005 and December 31, 2004.
Allowance for Credit Losses
Our allowance for credit losses was $319 million at June 30, 2005 compared to $315 million at December 31, 2004. Net chargeoffs totaled $34.8 million and $83.3 million for the three and six months ended June 30, 2005, respectively, compared with $47.3 million and $108 million for the same respective periods in 2004. The increase in the allowance for credit losses was the result of us holding more automobile contracts at June 30, 2005. The allowance for credit losses as a percentage of owned loans outstanding was 2.5% at June 30, 2005 compared with 2.6% at December 31, 2004. Based on the analyses we performed related to the allowance for credit losses as described under “Note 1 – Summary of Significant Accounting Policies” in our Consolidated Financial Statements in our 2004 Form 10-K, we believe that our allowance for credit losses is currently adequate to cover probable losses in our loan portfolio that can be reasonably estimated.

The following table presents summarized data relative to the allowance for credit and real estate owned losses at the dates indicated:

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Total loans (1)	$12,819,403	$12,135,748
Allowance for credit losses	318,776	315,402
Allowance for real estate owned losses	100	100
Loans past due 60 days or more (2)	59,943	69,645
Nonperforming loans (3)	49,687	51,883
Nonperforming assets (4)	55,812	60,229
Allowance for credit losses as a percent of:
Total loans (1)	2.5%	2.6%
Loans past due 60 days or more	531.8%	452.9%
Nonperforming loans	641.6%	607.9%
Total allowance for credit losses and REO losses as a percent of nonperforming assets	571.3%	523.8%
Nonperforming loans as a percent of total loans	0.4%	0.4%
Nonperforming assets as a percent of total assets	0.3%	0.4%

(1)	Loans net of unearned interest and undisbursed loan proceeds.

(2)	Excludes Chapter 13 bankruptcy accounts on nonaccrual status.

(3)	All nonperforming loans are on nonaccrual.

(4)	Includes nonperforming loans, repossessed automobiles and real estate owned, net of allowance.
Deposits
We attract both short-term and long-term deposits from the general public, commercial enterprises and institutions by offering a variety of accounts and rates. We offer regular passbook accounts, demand deposit accounts, money market accounts, certificate of deposit accounts and individual retirement accounts. Our retail banking division gathers deposits from locations throughout Southern California. Our commercial banking division gathers deposits by establishing commercial relationships with businesses located throughout Southern California.
The following table sets forth the amount of our deposits by type at the dates indicated:

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
No minimum term:
Demand deposit accounts	$1,717	$705
Passbook accounts	4,751	5,880
Money market accounts	1,209,755	1,257,074
Noninterest bearing deposits	323,746	268,556

Core deposits	1,539,969	1,532,215
Certificate accounts:
Certificates (30 days to five years)	662,882	586,678
Individual retirement accounts	60,037	64,606

	$2,262,888	$2,183,499

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

Capital Resources and Liquidity
Overview
We require substantial capital resources and cash to support our business. Our ability to maintain positive cash flows from operations is the result of our consistent managed growth, our ability to manage risk-adjusted returns, and our efficient operations.
Principal Sources of Cash
•	Automobile Contract Securitizations – Securitizations totaled $1.5 billion for the three months ended June 30, 2004. We did not securitize automobile contracts during the three months ended June 30, 2005. Securitizations totaled $3.0 billion for both the six months ended June 30, 2005 and 2004. The $3.0 billion issued in 2005 and 2004 were through public securitization transactions.

•	Collections of Principal and Interest from Loans and MBS and Release of Cash from Spread Accounts – Total principal and interest collections on MBS, loans owned by us, loans securitized under a financial guarantee insurance policy issued by Financial Security Assurance, and release of cash from spread accounts on securitizations that are credit enhanced through the issuance of subordinated notes totaled $1.0 billion and $2.2 billion for the three and six months ended June 30, 2005, respectively, compared with $1.4 billion and $2.8 billion for the same respective periods in 2004. The decrease is due to our shift to senior/subordinated securitizations where principal and interest collections are held in restricted cash accounts until distributed in accordance with the terms of the transactions.

•	Deposits – Deposits were $2.3 billion at June 30, 2005 compared with $2.2 billion at December 31, 2004.

•	FHLB Advances – FHLB advances increased to $1.9 billion at June 30, 2005 from $1.1 billion at December 31, 2004.

•	Subordinated Debentures – At June 30, 2005 and December 31, 2004, there was $300 million outstanding on our 9.625% subordinated debentures due in 2012, excluding discounts and issue costs.
Principal Uses of Cash
•	Acquisition of Loans and Investment Securities – Loan originations totaled $2.2 billion and $4.1 billion for the three and six months ended June 30, 2005, respectively, compared with $1.7 billion and $3.4 billion for the same respective periods in 2004. We purchased $324 million and $568 million of mortgage-backed securities and other investment securities during the three and six months ended June 30, 2005, respectively, compared with $467 million and $789 million for the same respective periods in 2004.

•	Payments of Principal and Interest on Securitizations – Payments of principal and interest to noteholders totaled $1.5 billion and $3.2 billion for the three and six months ended June 30, 2005, respectively, compared with $1.4 billion and $2.9 billion for the same respective periods in 2004.

•	Amounts Paid to Dealers – Participation paid by us to dealers was $45.6 million and $85.0 million for the three and six months ended June 30, 2005, respectively, compared with $38.9 million and $75.0 million for the same respective periods in 2004.

•	Operating Our Business – Noninterest expenses totaled $74.1 million and $147 million for the three and six months ended June 30, 2005, respectively, compared with $73.6 million and $145 million for the same respective periods in 2004.

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
The following table summarizes the Bank’s actual capital and required capital as of June 30, 2005 and December 31, 2004:

			Tier 1
	Tangible	Core	Risk-Based	Risk-Based
	Capital	Capital	Capital	Capital
	(Dollars in thousands)
June 30, 2005
Actual Capital:
Amount	$1,311,425	$1,311,425	$1,308,350	$1,753,430
Capital ratio	8.78%	8.78%	11.09%	14.86%
FIRREA minimum required capital:
Amount	$224,042	$448,083	N/A	$944,103
Capital ratio	1.50%	3.00%	N/A	8.00%
Excess	$1,087,383	$863,342	N/A	$809,327
FDICIA well capitalized required capital:
Amount	N/A	$746,806	$708,077	$1,180,129
Capital ratio	N/A	5.00%	6.00%	10.00%
Excess	N/A	$564,619	$600,273	$573,301
December 31, 2004
Actual Capital:
Amount	$1,196,579	$1,196,579	$1,193,529	$1,619,317
Capital ratio	8.99%	8.99%	11.59%	15.72%
FIRREA minimum required capital:
Amount	$199,654	$399,308	N/A	$824,105
Capital ratio	1.50%	3.00%	N/A	8.00%
Excess	$996,925	$797,271	N/A	$795,212
FDICIA well capitalized required capital:
Amount	N/A	$665,513	$618,079	$1,030,131
Capital ratio	N/A	5.00%	6.00%	10.00%
Excess	N/A	$531,066	$575,450	$589,186

The following table reconciles the Bank’s capital in accordance with GAAP to the Bank’s tangible, core and risk-based capital:

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Bank shareholder’s equity — GAAP basis	$1,094,934	$993,959
Plus: Net unrealized losses	31,686	37,529
Plus: Minority interest in equity of subsidiaries	185,197	165,484
Less: Non-permissible activities	(392)	(393)

Total tangible and core capital	1,311,425	1,196,579
Adjustments for risk-based capital:
Subordinated debentures (1)	296,314	295,838
General loan valuation allowance (2)	148,766	129,950
Low-level recourse deduction	(3,075)	(3,050)

Risk-based capital	$1,753,430	$1,619,317

(1)	Excludes capitalized discounts and issue costs.

(2)	Limited to 1.25% of risk-weighted assets.

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
The Asset/Liability Committee closely monitors interest rate and prepayment risks and recommends policies for managing such risks. The primary measurement tool for evaluating this risk is the use of interest rate shock analysis. This analysis simulates the effects of an instantaneous and sustained change in interest rates (in increments of 100 basis points) on our assets and liabilities and measures the resulting increase or decrease to our net portfolio value, also known as NPV. NPV is the discounted value of the future cash flows (or “paths” of cash flows in the presence of options based on volatility assumptions and an arbitrage free Monte Carlo simulation method to achieve the current market price) of all assets minus all liabilities whose value is affected by interest rate changes plus the book value of non-interest rate sensitive assets minus the book value of non-interest rate sensitive liabilities. It should be noted that shock analysis is objective but not entirely realistic in that it assumes an instantaneous and isolated set of events. The NPV ratio is the NPV as a percentage of the discounted value of the future cash flows of all assets. At June 30, 2005, we maintained minimal interest rate risk exposure within a change in interest rates of plus or minus 100 basis points.
The following table summarizes our NPV sensitivity analysis at June 30, 2005 based on guidance from the OTS:

Changes in Interest Rates	NPV Ratio
+100 basis points	11.74%
Base case	11.86%
–100 basis points	11.81%
Another important measurement of our interest rate risk is ‘gap’ analysis. Gap is defined as the difference between the amount of interest sensitive assets that reprice versus the amount of interest sensitive liabilities that also reprice within a defined period of time. We have more interest sensitive liabilities than assets repricing in shorter term maturity buckets and more interest sensitive assets than liabilities repricing in longer term maturity buckets.
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
The Asset/Liability Committee monitors our hedging activities to ensure that such activities continue to provide effective protection against interest rate risk. The amount and timing of hedging transactions are determined by our senior management based upon the monitoring activities of the Asset/Liability Committee. As a result of our approach to interest rate risk management and our hedging strategies, we do not anticipate that changes in interest rates will materially affect our results of operations or liquidity, although we can provide no assurance in this regard. There were no material changes in market risks in the current quarter.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operations of our disclosure controls and procedures within 90 days of the filing date of this quarterly report. In evaluating our disclosure controls, our Chief Executive Officer and Chief Financial Officer considered that our Controller and Director of Tax resigned during the second quarter of 2005. We have been conducting an active and ongoing search to fill these open positions. In the interim, other accounting personnel have assumed additional responsibility in order to ensure that we maintain effective disclosure controls. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There have been no other significant changes in our internal controls or in other factors that could significantly affect the controls and procedures subsequent to the date of their evaluation.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We or our subsidiaries are involved as a party to certain legal proceedings incidental to our business. We are vigorously defending these actions and do not believe that the outcome of these proceedings will have a material effect upon our financial condition, results of operations and cash flows.
Beginning on May 24, 2004 and continuing thereafter, a total of four separate purported class action lawsuits relating to the announcement by us and WFS that we had entered into a merger agreement, pursuant to which we would acquire the outstanding 16% common stock interest of WFS not already owned by the Bank, and WFS would be merged with and into the Bank were filed in the Orange County, California Superior Court against us, WFS, and our individual board members, and individual board members of WFS. On June 24, 2004, the actions were consolidated under the caption In re WFS Financial Shareholder Litigation, Case No. 04CC00559, also known as the Action. On July 16, 2004, the court granted a motion by plaintiff Alaska Hotel & Restaurant Employees Pension Trust Fund, in Case No.04CC00573, to amend the consolidation order to designate it the lead plaintiff in the litigation. The lead plaintiff filed a consolidated amended complaint on August 9, 2004, and then filed the present “corrected” consolidated amended complaint on September 15, 2004. All of the shareholder-related actions allege, among other things, that the defendants breached their respective fiduciary duties and seek to enjoin or rescind the transaction and obtain an unspecified sum in damages and costs, including attorneys’ fees and expenses. The parties have tentatively agreed to a full and final resolution of the Action and, on January 19, 2005, the parties entered into a Memorandum of Understanding, also known as the MOU, concerning the terms of the tentative settlement. Pursuant to the terms of the MOU, the parties have agreed, among other things, that additional disclosures will be made in Westcorp’s Registration Statement on Form S-4 (as filed with the SEC on July 16, 2004), the claims asserted in the Action will be fully released, and the Action will be dismissed with prejudice. Further, pursuant to the MOU, the defendants have agreed to pay plaintiffs’ attorneys’ fees and expenses in the amount of $675,000, or in such lesser amount as the Court may order. The effectiveness of the settlement agreement is contingent on the transaction actually occurring. The parties prepared a formal settlement agreement based on the terms of the MOU and obtained preliminary approval for the settlement from the Court on June 17, 2005. The parties have further agreed, with the Court’s consent, that the parties will not proceed with providing notice of the proposed settlement to shareholders nor schedule a final hearing on approval of the settlement unless and until the necessary regulatory approvals for the transaction have been obtained.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
On April 26, 2005, we held our annual shareholders’ meeting. There were 52,034,915 shares of common stock outstanding entitled to vote, and a total of 50,213,881, or 96.5%, were represented at the meeting in person or by proxy. The following summarizes vote results of proposals submitted to our shareholders:

1.	Election of Directors:

NAME	FOR	WITHHELD
Judith M. Bardwick	49,761,780	452,101
Robert R. Barnum	50,045,245	168,636
James R. Dowlan	48,109,188	2,104,693
Duane A. Nelles	50,045,266	168,615
Ernest S. Rady	49,672,864	541,017
Harry M. Rady	49,562,931	650,950
Charles E. Scribner	50,045,696	168,185
Thomas A. Wolfe	49,574,005	639,876
2.	Amend Westcorp’s Articles of Incorporation to change Westcorp’s name to Western Financial Bancorp, subject to the completion of the merger of WFS into the Bank:

FOR	AGAINST	ABSTAIN
50,201,244	4,065	8,572
3.	Approve the Westcorp 2001 Stock Incentive Plan:

			BROKER
FOR	AGAINST	ABSTAIN	NON VOTE
37,080,820	11,080,253	11,778	2,041,030
4.	Ratification of the Appointment of Ernst & Young as Westcorp’s Independent Accountants:

FOR	AGAINST	ABSTAIN
50,167,378	28,724	17,779
Item 5. Other Information
(a)	On April 26, 2005, at our Annual Meeting of Stockholders, our stockholders approved the proposal made by the Board of Directors to amend and restate the Westcorp 2001 Stock Option Plan to (i) change the name of the plan to the Westcorp 2001 Stock Incentive Plan, (ii) add provisions permitting the Board of Directors to grant restricted stock awards of Westcorp’s common stock to eligible associates and directors, and (iii) increase the number of shares of Westcorp common stock available for issuance under the plan by 1,840,622 shares, so that the total amount of Westcorp common stock available for awards under the plan will equal 4,840,622 shares. The Westcorp 2001 Stock Incentive Plan is administered by the Westcorp Board of Directors or by the Compensation Committee of the Board of Directors, if so designated by the Board. Associates and directors of Westcorp and its subsidiaries who are selected by the plan administrator are eligible to receive awards under the Westcorp 2001 Stock Incentive Plan.

(b)	On August 5, 2005, our previously disclosed policy compensating the holders of non-qualified stock options to the extent of the tax benefit obtained by us upon the exercise of such non-qualified stock options was terminated by the Board of Directors.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization, dated as of May 23, 2004, among Westcorp, Western Financial Bank and WFS Financial Inc (1)
10.1	Summary of Executive Salary and Bonus Arrangements
10.2	Summary of Director Compensation Arrangements
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO

(1)	Exhibit previously filed with Westcorp Registration Statement on Form S-4 (File No. 333-117424), filed July 16, 2004, incorporated herein by reference under Exhibit Number indicated.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Westcorp

(Registrant)

Date:	August 8, 2005	By:	/s/ Ernest S. Rady

Ernest S. Rady Chairman of the Board and Chief Executive Officer

Date:	August 8, 2005	By:	/s/ robert j. costantino

Robert J. Costantino Executive Vice President, Chief Financial Officer and Chief Operating Officer

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization, dated as of May 23, 2004, among Westcorp, Western Financial Bank and WFS Financial Inc (1)

10.1	Summary of Executive Salary and Bonus Arrangements

10.2	Summary of Director Compensation Arrangements

31.1	Section 302 Certification of CEO

31.2	Section 302 Certification of CFO

32.1	Section 906 Certification of CEO

32.2	Section 906 Certification of CFO

(1)	Exhibit previously filed with Westcorp Registration Statement on Form S-4 (File No. 333-117424), filed July 16, 2004, incorporated herein by reference under Exhibit Number indicated.