Form 10-Q
period 2005-09-30
WESTCORP /CA/
filed 2005-11-08
CIK 813461

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☑ No ☐
Indicated by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
As of October 31, 2005, the registrant had 52,274,898 outstanding shares of common stock, $1.00 par value. The shares of common stock represent the only class of common stock of the registrant.
The total number of sequentially numbered pages is 36.

WESTCORP AND SUBSIDIARIES
FORM 10-Q
September 30, 2005

Forward-Looking Statements
This Form 10-Q includes and incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, also known as the Exchange Act. Forward-looking statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies, as well as the proposed merger with Wachovia Corporation. These statements are subject to uncertainties and, among other things, factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause actual results to differ materially from those expressed in or implied by these forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WESTCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2005	December 31, 2004
	(Dollars in thousands)
ASSETS
Cash	$93,222	$89,333
Interest bearing deposits with other financial institutions	32,158	4,177
Other short-term investments	285,000	125,000

Cash and due from banks	410,380	218,510
Restricted cash	550,183	417,833
Investment securities available for sale	164,984	119,811
Mortgage-backed securities available for sale	2,635,947	2,649,758
Loans receivable	13,222,321	12,135,748
Allowance for credit losses	(320,001)	(315,402)

Loans receivable, net	12,902,320	11,820,346
Interest receivable	85,436	79,825
Premises and equipment, net	73,391	76,526
Other assets	176,487	162,731

TOTAL ASSETS	$16,999,128	$15,545,340

LIABILITIES
Deposits	$2,317,405	$2,183,499
Notes payable on automobile secured financing	11,327,812	10,242,900
Federal Home Loan Bank advances	1,122,434	1,139,521
Subordinated debentures	296,074	295,321
Other liabilities	207,662	178,939

TOTAL LIABILITIES	15,271,387	14,040,180

Minority interest	196,824	165,484

SHAREHOLDERS’ EQUITY
Common stock (par value $1.00 per share; authorized 65,000,000 shares; issued and outstanding 52,251,061 shares at September 30, 2005 and 51,895,258 shares at December 31, 2004)	52,251	51,895
Paid-in capital	725,590	717,098
Retained earnings	776,602	606,987
Accumulated other comprehensive loss, net of tax	(23,526)	(36,304)

TOTAL SHAREHOLDERS’ EQUITY	1,530,917	1,339,676

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,999,128	$15,545,340

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$327,638	$291,796	$937,182	$863,989
Mortgage-backed securities	27,368	25,828	82,020	72,666
Investment securities	1,798	1,173	4,146	3,354
Other	8,418	2,441	18,628	5,871

TOTAL INTEREST INCOME	365,222	321,238	1,041,976	945,880
Interest expense:
Deposits	21,110	15,101	59,099	42,291
Notes payable on automobile secured financing	101,587	89,869	282,114	272,678
Other	16,262	10,030	43,323	33,102

TOTAL INTEREST EXPENSE	138,959	115,000	384,536	348,071

NET INTEREST INCOME	226,263	206,238	657,440	597,809
Provision for credit losses	40,188	60,337	126,865	174,171

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	186,075	145,901	530,575	423,638
Noninterest income:
Automobile lending	15,498	26,830	45,538	77,646
Insurance income	3,020	2,264	7,215	548
Mortgage banking	82	64	259	5,778
Other	1,246	869	5,701	2,300

TOTAL NONINTEREST INCOME	19,846	30,027	58,713	86,272
Noninterest expenses:
Salaries and associate benefits	41,522	43,541	128,459	130,995
Credit and collections	8,773	8,056	25,361	24,359
Data processing	5,172	4,053	14,660	12,313
Occupancy	4,182	3,983	12,019	11,710
Other	18,361	15,313	44,193	40,604

TOTAL NONINTEREST EXPENSES	78,010	74,946	224,692	219,981

INCOME BEFORE INCOME TAX	127,911	100,982	364,596	289,929
Income tax	51,138	40,188	143,876	115,227

INCOME BEFORE MINORITY INTEREST	76,773	60,794	220,720	174,702
Minority interest in earnings of subsidiaries	10,252	6,122	28,199	22,251

NET INCOME	$66,521	$54,672	$192,521	$152,451

Earnings per common share:
Basic	$1.27	$1.05	$3.70	$2.94

Diluted	$1.26	$1.04	$3.65	$2.90

Weighted average number of common shares outstanding:
Basic	52,207,935	51,859,531	52,083,134	51,806,929

Diluted	52,886,618	52,510,834	52,746,532	52,528,983

Dividends declared	$0.15	$0.14	$0.45	$0.42

See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					Other
					Comprehensive
		Common	Paid-in	Retained	Income (Loss),
	Shares	Stock	Capital	Earnings	Net of Tax	Total
	(Dollars in thousands, except share amounts)
Balance at January 1, 2004	51,698,398	$51,698	$710,001	$427,527	$(66,741)	$1,122,485
Net income				207,962		207,962
Unrealized losses on securities available for sale, net of tax (1)					(9,677)	(9,677)
Unrealized losses on cash flow hedges, net of tax (2)					(1,570)	(1,570)
Reclassification adjustment for gains on securities available for sale included in net income, net of tax (3)					(1,446)	(1,446)
Reclassification adjustment for losses on cash flow hedges included in income, net of tax (4)					43,130	43,130

Comprehensive income						238,399
Issuance of subsidiary common stock			(47)			(47)
Stock options expensed (5)			2,665			2,665
Stock options exercised	196,860	197	4,479			4,676
Cash dividends				(28,502)		(28,502)

Balance at December 31, 2004	51,895,258	51,895	717,098	606,987	(36,304)	1,339,676
Net income				192,521		192,521
Unrealized losses on securities available for sale, net of tax (1)					(15,837)	(15,837)
Unrealized gains on cash flow hedges, net of tax (2)					12,490	12,490
Reclassification adjustment for losses on cash flow hedges included in income, net of tax (4)					16,125	16,125

Comprehensive income						205,299
Issuance of subsidiary common stock			(771)			(771)
Stock options expensed (5)			3,340			3,340
Stock options exercised	355,803	356	5,923			6,279
Cash dividends				(22,906)		(22,906)

Balance at September 30, 2005	52,251,061	$52,251	$725,590	$776,602	$(23,526)	$1,530,917

(1)	The pre-tax amount of unrealized losses on securities available for sale was $26.4 million for the nine months ended September 30, 2005 compared with $16.1 million for the year ended December 31, 2004.

(2)	The pre-tax amount of unrealized gains on cash flow hedges was $20.8 million for the nine months ended September 30, 2005 compared with unrealized losses of $2.6 million for the year ended December 31, 2004.

(3)	There was no pre-tax amount of unrealized gains or losses on securities available for sale reclassified into earnings for the nine months ended September 30, 2005 compared with unrealized gains of $2.4 million for the year ended December 31, 2004.

(4)	The pre-tax amount of losses on cash flow hedges reclassified into earnings was $26.9 million for the nine months ended September 30, 2005 compared with $71.9 million for the year ended December 31, 2004.

(5)	Amount represents pre-tax expense related to stock options granted.
See accompanying notes to consolidated financial statements.

WESTCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2005	2004
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$192,521	$152,451
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	126,865	174,171
Amortization of loan premiums, fees and costs	91,822	94,185
Amortization of losses on cash flow hedges	24,776	32,186
Amortization of premium on mortgage-backed securities	17,216	32,012
Depreciation	9,490	8,935
Amortization, other	848	4,586
Gain on sales, net	(1,930)	(6,605)
Other	1,362	502
(Increase) decrease in other assets	(28,752)	2,332
Increase in other liabilities	29,084	31,558
Other, net	28,199	22,251

NET CASH PROVIDED BY OPERATING ACTIVITIES	491,501	548,564

INVESTING ACTIVITIES:
Increase in restricted cash	(132,350)	(147,131)
Loans receivable:
Origination of loans	(6,494,021)	(5,437,458)
Loan payments and payoffs	5,192,955	4,381,867
Investment and mortgage-backed securities available for sale:
Purchases	(864,621)	(1,040,714)
Proceeds from sale	76,757	133,549
Payments received	714,774	911,140
Purchase of premises and equipment	(4,539)	(9,332)
Proceeds from sales of premises and equipment	38	4,509

NET CASH USED IN INVESTING ACTIVITIES	(1,511,007)	(1,203,570)

FINANCING ACTIVITIES:
Increase in deposits	154,872	142,884
Notes payable on automobile secured financing:
Proceeds from issuance	5,722,966	4,498,305
Payments on notes	(4,631,413)	(4,308,510)
Decrease in securities sold under agreements to repurchase		(218,741)
(Decrease) increase in FHLB advances	(17,087)	542,014
Payments on subordinated debentures		(104,683)
Decrease in borrowings	(360)	(351)
Proceeds from issuance of common stock	6,279	2,846
Proceeds from issuance of subsidiary common stock	350	37
Cash dividends	(22,906)	(21,239)
Payments on cash flow hedges, net	(1,325)	(11,390)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,211,376	521,172

INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	191,870	(133,834)
Cash and due from banks at beginning of year	218,510	382,082

CASH AND DUE FROM BANKS AT END OF PERIOD	$410,380	$248,248

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
In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in our Form 10-K.
Note 2 — Mortgage-Backed Securities Available for Sale
Mortgage-backed securities available for sale consisted of the following:

	September 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(Dollars in thousands)
GNMA certificates	$2,598,797	$5,563	$24,904	$2,579,456
FNMA participation certificates	25,637	65	271	25,431
FHLMC participation certificates	30,229	1	594	29,636
Other	1,424			1,424

	$2,656,087	$5,629	$25,769	$2,635,947

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(Dollars in thousands)
GNMA certificates	$2,575,081	$15,232	$8,753	$2,581,560
FNMA participation certificates	30,195	123	143	30,175
FHLMC participation certificates	36,497	154	193	36,458
Other	1,565			1,565

	$2,643,338	$15,509	$9,089	$2,649,758

Our portfolio of mortgage-backed securities available for sale was comprised of 63% fixed rate certificates and 37% variable rate certificates at September 30, 2005, compared with 62% fixed rate certificates and 38% variable rate certificates at December 31, 2004.
Note 3 — Net Loans Receivable
Our automobile contract portfolio consists of automobile contracts, also known as contracts, purchased from automobile dealers on a nonrecourse basis and contracts financed directly with the consumer. If pre-computed finance charges are added to a contract, they are added to the contract balance and carried as an offset against the contract balance as unearned discounts. Amounts paid to dealers are capitalized as dealer participation and amortized over the life of the contract.
Net loans receivable consisted of the following:

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Consumer:
Automobile contracts	$12,748,745	$11,599,528
Other consumer	6,201	4,386
Unearned discounts	(30,292)	(38,871)

	12,724,654	11,565,043

Real estate:
Mortgage	154,266	202,095
Construction	60,740	48,730

	215,006	250,825
Undisbursed loan proceeds	(35,843)	(37,061)

	179,163	213,764
Commercial	126,758	165,806

	13,030,575	11,944,613
Dealer participation	215,713	191,336
Deferred contract fees, net of deferred costs	(23,967)	(201)

Loans receivable	13,222,321	12,135,748
Allowance for credit losses	(320,001)	(315,402)

Loans receivable, net	$12,902,320	$11,820,346

Loans owned and managed by us, excluding dealer participation and deferred contract fees, totaled $13.0 billion and $11.9 billion as of September 30, 2005 and December 31, 2004, respectively. Nonperforming loans, or loans on which we have discontinued the accrual of interest income, included in net loans receivable were $49.5 million and $51.9 million at September 30, 2005 and December 31, 2004, respectively. Repossessed assets and real estate owned were $7.2 million and $8.3 million at September 30, 2005 and December 31, 2004, respectively, and are included in other assets on our Consolidated Statements of Financial Condition.
Note 4 — Allowance for Credit Losses
The following table sets forth the activity in the allowance for credit losses:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$318,776	$307,293	$315,402	$301,602
Chargeoffs:
Consumer loans	(69,228)	(76,689)	(199,246)	(232,403)
Commercial loans		(492)	(118)	(492)
Mortgage loans		(37)	(138)	(167)

	(69,228)	(77,218)	(199,502)	(233,062)

Recoveries:
Consumer loans	29,874	21,792	76,740	69,471
Commercial loans	391	18	482	40
Mortgage loans			14

	30,265	21,810	77,236	69,511

Net chargeoffs	(38,963)	(55,408)	(122,266)	(163,551)
Provision for credit losses	40,188	60,337	126,865	174,171

Balance at end of period	$320,001	$312,222	$320,001	$312,222

Ratio of net chargeoffs during the period (annualized) to average loans outstanding during the period	1.2%	1.9%	1.3%	1.9%
Ratio of allowance for credit losses to loans at the end of the period	2.4%	2.6%	2.4%	2.6%

Note 5 — Deposits
Deposits consisted of the following:

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Noninterest bearing deposits	$294,209	$268,556
Demand deposit accounts	301	705
Passbook accounts	4,239	5,880
Money market deposit accounts	1,268,821	1,257,074
Certificate accounts	749,835	651,284

	$2,317,405	$2,183,499

		Weighted Average		Weighted Average
		Rate for the		Rate for the
	Weighted Average	Nine Months Ended	Effects of Hedging	Nine Months Ended
	Rate at	September 30, 2005	for the	September 30, 2005
	September 30,	Excluding the Effects	Nine Months Ended	Including the Effects
	2005 (1)	of Hedging	September 30, 2005	of Hedging
Demand deposit accounts	0.1%	0.1%		0.1%
Passbook accounts	0.5	0.3		0.3
Money market deposit accounts	3.0	2.4	1.3%	3.7
Certificate accounts	3.4	2.9	2.2	5.1

(1)	Contractual rate.
Note 6 — Notes Payable on Automobile Secured Financing
In connection with our public asset-backed securitization activities, we issued $2.7 billion and $5.7 billion of notes secured by contracts for the three and nine months ended September 30, 2005, respectively, compared with $1.6 billion and $4.5 billion for the same respective periods in 2004. There were $11.3 billion of notes payable on automobile secured financing outstanding at September 30, 2005, compared with $10.2 billion at December 31, 2004.
Interest payments are due either monthly or quarterly, in arrears. Interest expense on all notes payable on automobile secured financing, including interest payments under interest rate swap agreements, totaled $102 million and $282 million for the three and nine months ended September 30, 2005, respectively, compared with $90 million and $273 million for the same respective periods in 2004.

Note 7 — Accumulated Other Comprehensive Loss, Net of Tax
The following table summarizes the components of accumulated other comprehensive loss, net of tax:

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Unrealized (loss) gain on marketable securities	$(12,188)	$3,648

Unrealized (loss) gain on interest rate swaps: (1)
Deposits	(16,624)	(29,203)
Automobile secured financing	3,011	(353)

	(13,613)	(29,556)

Realized (loss) gain on settled cash flow hedges: (1)
Deposits	(2,917)	(8,369)
Automobile secured financing	5,192	(2,027)

	2,275	(10,396)

Total accumulated other comprehensive loss	$(23,526)	$(36,304)

(1)	All cash flow hedges are structured to hedge future interest payments on deposits or borrowings.
Note 8 — Comprehensive income
The following table presents the components of comprehensive income, net of related tax, for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Net income	$66,521	$54,672	$192,521	$152,451
Unrealized (losses) gains on securities available for sale, net of tax	(9,040)	15,723	(15,837)	(4,544)
Unrealized gains (losses) on cash flow hedges, net of tax	11,911	(15,278)	12,490	(4,211)
Reclassification adjustment for gains on securities available for sale included in income, net of tax				(1,446)
Reclassification adjustment for losses on cash flow hedges included in income, net of tax	4,294	9,832	16,125	36,458

Comprehensive income	$73,686	$64,949	$205,299	$178,708

Note 9 — Dividends
On July 29, 2005, we declared a cash dividend of $0.15 per share for shareholders of record as of November 1, 2005 with a payable date of November 15, 2005.

Note 10 — Stock Options
In May 2001, we adopted the 2001 Westcorp Stock Option Plan, also known as the 2001 Plan, a stock option plan for certain employees, to whom we refer as associates, and directors. The 2001 Plan replaced the 1991 Stock Option Plan, also known as the 1991 Plan, that expired on April 15, 2001. Those who received options prior to the approval of the 2001 Plan are still subject to the 1991 Plan and may continue to exercise the remaining options that are outstanding and exercisable. However, any and all shares reserved for the 1991 Plan are no longer available for future grants. As such, no further grants will be made under the expired 1991 Plan. The 2001 Plan was amended and restated at the April 26, 2005 Annual Meeting of Shareholders.
Options outstanding and exercisable at September 30, 2005 were as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$12.00 — 13.00	63,000	0.82	$12.67	63,000	$12.67
13.00 — 14.00	118,125	1.64	13.25	118,125	13.25
15.00 — 16.00	1,000	2.36	15.25	1,000	15.25
17.00 — 18.00	150,108	2.65	17.32	150,108	17.32
18.00 — 19.00	530,324	3.04	18.58	329,290	18.57
19.00 — 20.00	5,000	4.10	19.85	3,750	19.85
20.00 — 21.00	3,000	4.35	20.41	1,500	20.41
42.00 — 43.00	464,444	3.64	42.19	148,338	42.19
44.00 — 45.00	20,000	4.82	44.48
46.00 — 47.00	491,500	4.67	46.66
49.00 — 50.00	5,000	4.94	49.97

$12.00 — 50.00	1,851,501	3.46	$31.68	815,111	$21.42

Stock option activity is summarized as follows:

		Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2004	1,460,536	$16.86
Granted	540,900	42.19
Exercised	(196,860)	16.40
Forfeited	(57,694)	27.10

Outstanding at December 31, 2004	1,746,882	24.41
Granted	564,000	46.61
Exercised	(355,803)	17.65
Forfeited	(103,578)	38.58

Outstanding at September 30, 2005	1,851,501	$31.68

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Our stock options have characteristics significantly different from traded options, and changes in assumptions used in the option valuation model can materially affect the fair value estimate. We utilize the Binomial option valuation model for all stock options expensed as we believe it provides a better measure of value for companies that pay dividends than other valuation models. In our opinion, no option valuation model necessarily provides a reliable single measure of the fair value of our employee stock options. The weighted average fair value of options granted during the nine month period ended September 30, 2005 was $14.75 per share compared to $13.26 per share for the year ended December 31, 2004.

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure — an amendment of FASB Statement No. 123, and has been determined as if we had accounted for our employee stock options under the fair value method of that statement.
Pro forma net income and diluted earnings per share for the respective periods were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share amounts)
Net income, as reported	$66,521	$54,672	$192,521	$152,451
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	795	458	2,022	1,167
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	845	581	2,233	1,597

Pro forma net income	$66,471	$54,549	$192,310	$152,021

Basic earnings per share:
As reported	$1.27	$1.05	$3.70	$2.94

Pro forma	$1.27	$1.05	$3.69	$2.93

Diluted earnings per share:
As reported	$1.26	$1.04	$3.65	$2.90

Pro forma	$1.26	$1.04	$3.65	$2.89

Note 11 — Proposed Acquisition and Merger
On September 12, 2005, we terminated the Agreement and Plan of Merger and Reorganization, dated as of May 23, 2004, entered into among Western Financial Bank, WFS Financial and us, in connection with our entry into the Merger Agreement with Wachovia described below.
On September 12, 2005, we entered into an Agreement and Plan of Merger, which was subsequently amended and restated on October 21, 2005, also known as the Merger Agreement, by and among Wachovia Corporation, Western Financial Bank, WFS Financial and us, that provides for, among other things (i) the merger of us with and into Wachovia, also known as the Westcorp Merger, (ii) the conversion of Western Financial Bank into a national banking association, (iii) the merger of Wachovia Bank, National Association, a national banking association and wholly owned subsidiary of Wachovia and Western Financial Bank and (iv) the acquisition of WFS Financial by Wachovia, pursuant to the merger of WFS Financial with a new wholly owned subsidiary, also known as the WFS Financial Merger.
In connection with the Westcorp Merger, each share of our common stock that is outstanding immediately prior to the effective time of the Westcorp Merger (other than shares held by our subsidiaries or Wachovia or any of its subsidiaries or those held by persons properly exercising their dissenters’ rights, if available), will be converted into the right to receive 1.2749 shares of Wachovia’s common stock. In connection with the WFS Financial Merger, each share of WFS Financial’s common stock that is outstanding immediately prior to the effective time of the WFS Financial Merger (other than those shares held by Wachovia or us, or any of our respective subsidiaries or those held by persons properly exercising their dissenters’ rights, if available), will be converted into the right to receive 1.4661 shares of Wachovia’s common stock.

The Westcorp Merger is subject to the requisite approval of our shareholders, and the WFS Financial Merger is subject to the requisite approval of WFS Financial’s shareholders (including the approval of a majority of shares of WFS Financial common stock represented and voting at the WFS shareholder meeting, excluding shares of WFS Financial common stock held by us and our affiliates). Additionally, each of the mergers are subject to receipt of requisite regulatory approvals, including the approval of applicable banking regulators, receipt of tax opinions and other closing conditions.
Note 12 — Commitments and Contingencies
We or our subsidiaries are involved as a party to certain legal proceedings incidental to our business. We are vigorously defending these actions and do not believe that the outcome of these proceedings will have a material effect upon our financial condition, results of operations and cash flows.
Beginning on May 24, 2004 and continuing thereafter, a total of four separate purported class action lawsuits relating to the announcement by WFS and us that we had entered into the May 23, 2004 merger agreement, pursuant to which we would acquire the outstanding 16% common stock interest of WFS not already owned by the Bank, and WFS would be merged with and into the Bank were filed in the Orange County, California Superior Court against WFS, us, WFS’ individual board members, and our individual board members. On June 24, 2004, the actions were consolidated under the caption In re WFS Financial Shareholder Litigation, Case No. 04CC00559, also known as the Action. On July 16, 2004, the court granted a motion by plaintiff Alaska Hotel & Restaurant Employees Pension Trust Fund, in Case No. 04CC00573, to amend the consolidation order to designate it the lead plaintiff in the Action. The lead plaintiff filed a consolidated amended complaint on August 9, 2004, and then filed the present “corrected” consolidated amended complaint on September 15, 2004. All of the shareholder-related actions allege, among other things, that the defendants breached their respective fiduciary duties and seek to enjoin or rescind the transaction and obtain an unspecified sum in damages and costs, including attorneys’ fees and expenses. The parties tentatively agreed to a full and final resolution of the Action and, on January 19, 2005, the parties entered into a Memorandum of Understanding, also known as the MOU, concerning the terms of the tentative settlement. Pursuant to the terms of the MOU, the parties agreed, among other things, that additional disclosures would be made in our Registration Statement on Form S-4 related to the May 23, 2004 merger agreement (as filed with the SEC on July 16, 2004), the claims asserted in the Action would be fully released, and the Action would be dismissed with prejudice. Further, pursuant to the MOU, the defendants agreed to pay plaintiffs’ attorneys’ fees and expenses in the amount of $675,000, or in such lesser amount as the Court may order. The effectiveness of the settlement agreement was contingent on the transaction actually occurring. The parties prepared a formal settlement agreement based on the terms of the MOU and obtained preliminary approval for the settlement from the Court on June 17, 2005. The parties further agreed, with the Court’s consent, that the parties would not proceed with providing notice of the proposed settlement to shareholders nor schedule a final hearing on approval of the settlement unless and until the necessary regulatory approvals for the transaction have been obtained. Subsequently, on September 12, 2005, we entered into an Agreement and Plan of Merger by and among Wachovia Corporation, also known as Wachovia, WFS, Western Financial Bank and us, also known as the Wachovia Merger Agreement, as described above in Note 11. Accordingly, on September 12, 2005, we terminated the merger agreement dated as of May 23, 2004, which is the subject of the Action. Thereafter, counsel for plaintiffs indicated that they are evaluating the Wachovia Merger Agreement to determine whether and to what extent they might proceed with the Action. A further status conference in the Action is scheduled for January 18, 2006. We are vigorously defending this Action and do not believe that the outcome of this proceeding will have a material effect upon our financial condition, results of operations and cash flows.

Note 13 — Subsequent Events
On October 25, 2005, we entered into a conduit financing transaction with WFS’ wholly owned subsidiary, WFS Funding, Inc., WFS Financial 2005-A Owner Trust, a trust created by WFS Funding, Wachovia Capital Markets, LLC, also known as Wachovia Capital, Wachovia Bank, National Association and certain purchasers, pursuant to which WFS Funding, Inc. sold automobile contract-backed notes issued by the WFS Financial 2005-A Owner Trust to an asset-backed commercial paper conduit administered by Wachovia Capital. The initial funding under the conduit was $1.4 billion. The asset-backed commercial paper conduit is obligated to purchase up to $3.0 billion of notes. The conduit financing transaction will terminate on October 24, 2006, unless terminated sooner. The terms of the conduit financing were negotiated between the parties on an arm’s length basis. WFS and Wachovia Capital will each receive fees that are considered usual and customary for transactions of this type. This transaction will be accounted for as a secured financing.

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
Noninterest income is primarily made up of revenues generated from the servicing of contracts and real estate loans. The primary components of noninterest income include late charges and other miscellaneous servicing fee income. Other components of noninterest income include gains and losses from the sale of investment securities and mortgage-backed securities, insurance income, fees related to the sales of investment products such as mutual funds and annuities, and fee income from depository accounts. The primary components of noninterest expense are salaries, credit and collection expenses, and data processing costs.
Selected Financial Data
The following table presents summary unaudited financial data for the three and nine months ended September 30, 2005 and 2004. Since this table is only a summary and does not provide all of the information contained in our financial statements, including the related notes, you should read our Consolidated Financial Statements contained elsewhere herein. Certain amounts from the prior years’ Consolidated Financial Statements have been reclassified to conform to the current year presentation.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share amounts)
Consolidated Statements of Income Data:
Interest income	$365,222	$321,238	$1,041,976	$945,880
Interest expense	138,959	115,000	384,536	348,071

Net interest income	226,263	206,238	657,440	597,809
Provision for credit losses	40,188	60,337	126,865	174,171

Net interest income after provision for credit losses	186,075	145,901	530,575	423,638
Noninterest income	19,846	30,027	58,713	86,272
Noninterest expense	78,010	74,946	224,692	219,981

Income before income tax	127,911	100,982	364,596	289,929
Income tax	51,138	40,188	143,876	115,227

Income before minority interest	76,773	60,794	220,720	174,702
Minority interest in earnings of subsidiaries	10,252	6,122	28,199	22,251

Net income	$66,521	$54,672	$192,521	$152,451

Weighted average number of shares and common share equivalents — diluted	52,886,618	52,510,834	52,746,532	52,528,983
Earnings per common share — diluted	$1.26	$1.04	$3.65	$2.90
Dividends declared per share	$0.15	$0.14	$0.45	$0.42
Dividend payout ratio	11.9%	13.5%	12.3%	14.5%

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Consolidated Statements of Financial Condition Data:
Assets:
Cash and due from banks	$410,380	$218,510
Loans:
Consumer (1)	12,916,400	11,756,178
Mortgage (2)	179,163	213,764
Commercial	126,758	165,806
Mortgage-backed securities	2,635,947	2,649,758
Investments and time deposits	715,167	537,644
Other assets	335,314	319,082
Less: Allowance for credit losses	320,001	315,402

Total assets	$16,999,128	$15,545,340

Liabilities and Shareholders’ Equity:
Deposits	$2,317,405	$2,183,499
Notes payable on automobile secured financing	11,327,812	10,242,900
FHLB advances and other borrowings	1,130,651	1,148,098
Subordinated debentures	296,074	295,321
Other liabilities	199,445	170,362

Total liabilities	15,271,387	14,040,180
Minority interest in equity of subsidiaries	196,824	165,484
Shareholders’ equity	1,530,917	1,339,676

Total liabilities and shareholders’ equity	$16,999,128	$15,545,340

	At or For the Three		At or For the Nine
	Months Ended September 30,		Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Other Selected Financial Data:
Average automobile contracts managed	$12,550,228	$11,268,695	$12,090,699	$10,980,339
Average shareholders’ equity (3)	$1,522,940	$1,300,509	$1,462,262	$1,253,692
Return on average shareholders’ equity (3)	17.47%	16.82%	17.55%	16.21%
Book value per share (3)	$29.75	$25.55	$29.75	$25.55
Total equity to assets (4)	10.30%	9.66%	10.30%	9.66%
Originations:
Consumer loans (1)	$2,075,369	$1,801,355	$5,874,060	$5,055,659
Mortgage loans (2)	11,979	15,548	27,324	27,003
Commercial loans	180,968	111,853	491,392	237,570

Total loan originations	$2,268,316	$1,928,756	$6,392,776	$5,320,232

Interest rate spread	4.91%	5.02%	5.05%	5.02%

(1)	Net of unearned discounts.

(2)	Net of undisbursed loan proceeds.

(3)	Excludes other comprehensive loss.

(4)	Excludes other comprehensive loss and includes minority interest.

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
Allowance for Credit Losses
The allowance for credit losses is our estimate of probable losses in our loan portfolio as of the balance sheet date. Our determination of the amount of the allowance for credit losses was based on a review of various quantitative and qualitative analyses. Key analyses considered in the process of establishing our allowance for credit losses include migration analysis of delinquent and current accounts by risk category, econometric forecasts, the evaluation of the size of any particular asset group, the concentration of any credit tier, the delinquency percentage, the values of repossessions, trends in the number of days repossessions are held in inventory, trends in delinquency roll rates, and trends in the economy. The process of determining the level of the allowance for credit losses based upon the foregoing analyses requires a high degree of judgment. It is possible that others, given the same information, may reach different conclusions and such differences could be material. To the extent that the analyses considered in determining the allowance for credit losses are not indicative of future performance or other assumptions used by us do not prove to be accurate, loss experience could differ significantly from our estimate, resulting in either higher or lower future provision for credit losses.
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
Proposed Acquisition and Merger
On September 12, 2005, we terminated the Agreement and Plan of Merger and Reorganization, dated as of May 23, 2004, entered into among Western Financial Bank, WFS Financial and us, in connection with our entry into the Merger Agreement with Wachovia described below.
On September 12, 2005, we entered into an Agreement and Plan of Merger, which was subsequently amended and restated on October 21, 2005, also known as the Merger Agreement, by and among Wachovia Corporation, Western Financial Bank, WFS Financial and us, that provides for, among other things (i) the merger of us with and into Wachovia, also known as the Westcorp Merger, (ii) the conversion of Western Financial Bank into a national banking association, (iii) the merger of Wachovia Bank, National Association, a national banking association and wholly owned subsidiary of Wachovia and Western Financial Bank and (iv) the acquisition of WFS Financial by Wachovia, pursuant to the merger of WFS Financial with a new wholly owned subsidiary, also known as the WFS Financial Merger.
In connection with the Westcorp Merger, each share of our common stock that is outstanding immediately prior to the effective time of the Westcorp Merger (other than shares held by our subsidiaries or Wachovia or any of its subsidiaries or those held by persons properly exercising their dissenters’ rights, if available), will be converted into the right to receive 1.2749 shares of Wachovia’s common stock. In connection with the WFS Financial Merger, each share of WFS Financial’s common stock that is outstanding immediately prior to the effective time of the WFS Financial Merger (other than those shares held by Wachovia or us, or any of our respective subsidiaries or those held by persons properly exercising their dissenters’ rights, if available), will be converted into the right to receive 1.4661 shares of Wachovia’s common stock.
The Westcorp Merger is subject to the requisite approval of our shareholders, and the WFS Financial Merger is subject to the requisite approval of WFS Financial’s shareholders (including the approval of a majority of shares of WFS Financial common stock represented and voting at the WFS shareholder meeting, excluding shares of WFS Financial common stock held by us and our affiliates). Additionally, each of the mergers are subject to receipt of requisite regulatory approvals, including the approval of applicable banking regulators, receipt of tax opinions and other closing conditions.
Results of Operations
Net Interest Income
Net interest income is affected by our interest rate spread, which is the difference between the rate earned on our interest earning assets and the rate paid on our interest bearing liabilities, and the relative amounts of our interest earning assets and interest bearing liabilities. Net interest income totaled $226 million and $657 million for the three and nine months ended September 30, 2005, respectively, compared with $206 million and $598 million for the same respective periods in 2004. The increase in net interest income was primarily the result of us holding more contracts on balance sheet.

The following table presents information relative to the average balances and interest rates for the periods indicated:

	For the Three Months Ended September 30,
	2005			2004
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest earning assets:
Total investments:
Mortgage-backed securities	$2,596,121	$27,368	4.22%	$2,610,918	$25,828	3.96%
Other short-term investments	934,014	8,378	3.56	660,922	2,427	1.46
Investment securities	192,156	1,798	3.74	115,445	1,173	4.07
Interest earning deposits with others	52,911	40	0.30	5,668	14	0.98

Total investments	3,775,202	37,584	3.98	3,392,953	29,442	3.47
Total loans: (1)
Consumer loans	12,748,833	322,144	10.02	11,461,360	287,806	9.99
Mortgage loans	151,574	2,186	5.77	174,927	2,181	4.99
Commercial loans	168,048	2,799	6.52	116,178	1,628	5.48
Construction loans	29,789	509	6.68	13,944	181	5.08

Total loans	13,098,244	327,638	9.92	11,766,409	291,796	9.87

Total interest earning assets	$16,873,446	365,222	8.59	$15,159,362	321,238	8.43

Interest bearing liabilities:
Deposits	$2,255,371	21,110	3.71	$2,083,963	15,101	2.88
FHLB advances and other borrowings	990,907	8,772	3.47	638,999	1,937	1.19
Notes payable on automobile secured financing	11,511,409	101,587	3.53	10,722,274	89,869	3.35
Subordinated debentures	295,897	7,490	10.12	321,990	8,093	10.05

Total interest bearing liabilities	$15,053,584	138,959	3.68	$13,767,226	115,000	3.41

Net interest income and interest rate spread		$226,263	4.91%		$206,238	5.02%

Net yield on average interest earning assets			5.31%			5.41%

(1)	For the purpose of these computations, nonaccruing loans are included in the average loan amounts outstanding.

	For the Nine Months Ended September 30,
	2005			2004
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest earning assets:
Total investments:
Mortgage-backed securities	$2,594,732	$82,020	4.21%	$2,593,595	$72,666	3.74%
Other short-term investments	794,687	18,500	3.11	638,409	5,840	1.22
Investment securities	151,902	4,146	3.64	123,329	3,354	3.63
Interest earning deposits with others	44,541	128	0.39	5,740	31	0.74

Total investments	3,585,862	104,794	3.90	3,361,073	81,891	3.25
Total loans: (1)
Consumer loans	12,286,641	921,646	10.03	11,167,879	851,622	10.19
Mortgage loans	161,158	6,665	5.51	204,821	7,708	5.02
Commercial loans	159,785	7,610	6.28	106,169	4,371	5.41
Construction loans	25,592	1,261	6.49	7,817	288	4.83

Total loans	12,633,176	937,182	9.92	11,486,686	863,989	10.05

Total interest earning assets	$16,219,038	1,041,976	8.59	$14,847,759	945,880	8.51

Interest bearing liabilities:
Deposits	$2,203,380	59,099	3.59	$2,026,245	42,291	2.79
Securities sold under agreements to repurchase				10,894	94	1.13
FHLB advances and other borrowings	900,494	20,861	3.06	608,456	5,640	1.22
Notes payable on automobile secured financing	11,073,297	282,114	3.40	10,377,881	272,678	3.50
Subordinated debentures	295,663	22,462	10.13	365,619	27,368	9.98

Total interest bearing liabilities	$14,472,834	384,536	3.54	$13,389,095	348,071	3.49

Net interest income and interest rate spread		$657,440	5.05%		$597,809	5.02%

Net yield on average interest earning assets			5.43%			5.39%

(1)	For the purpose of these computations, nonaccruing loans are included in the average loan amounts outstanding.

The following table sets forth the changes in net interest income attributable to changes in volume (change in average portfolio volume multiplied by prior period average rate) and changes in rates (change in weighted average interest rate multiplied by prior period average portfolio balance):

	For the Nine Months Ended September 30, 2005
	Compared to the Nine Months Ended September 30, 2004 (1)
	Volume	Rate	Total
	(Dollars in thousands)
Increase (decrease) in interest income:
Mortgage-backed securities	$33	$9,321	$9,354
Other short-term investments	1,728	10,932	12,660
Investment securities	783	9	792
Interest earning deposits with others	128	(31)	97
Total loans:
Consumer loans	91,431	(21,407)	70,024
Mortgage loans	(2,093)	1,050	(1,043)
Commercial loans	2,457	782	3,239
Construction loans	845	128	973

Total interest income	$95,312	$784	$96,096

Increase (decrease) in interest expense:
Deposits	$3,927	$12,881	$16,808
Securities sold under agreements to repurchase	(47)	(47)	(94)
FHLB advances and other borrowings	3,674	11,546	15,220
Notes payable on automobile secured financing	21,167	(11,731)	9,436
Subordinated debentures	(5,565)	660	(4,905)

Total interest expense	$23,156	$13,309	$36,465

Increase in net interest income			$59,631

(1)	In the analysis of interest changes due to volume and rate, the changes due to the volume/rate variance (the combined effect of change in weighted average interest rate and change in average portfolio balance) have been allocated proportionately based on the absolute value of the volume and rate variances.
Provision for Credit Losses
We maintain an allowance for credit losses to cover probable losses that can be reasonably estimated. The level of allowance is based principally on the outstanding balance of loans held on balance sheet and historical loss trends. We believe that the allowance for credit losses is currently adequate to absorb probable losses in our loan portfolio that can be reasonably estimated. The provision for credit losses totaled $40.2 million and $127 million for the three and nine months ended September 30, 2005, respectively, compared with $60.3 million and $174 million for the same respective periods in 2004. The provision for credit losses declined as a result of improved credit performance due to an improving economy, the recognition of $7.3 million in sales tax refunds on accounts that were charged off, and our continued emphasis on risk-focused underwriting. Of the $7.3 million in sales tax refunds, $6.4 million relates to prior periods and was recognized due to a favorable tax authority ruling received during the quarter.

Contract Securitizations
The following table lists each of our public securitizations. All securitizations prior to 2002-1 were paid in full on or before their contractual maturity dates and none of the remaining securitizations, including 2002-1, have yet reached their contractual maturity dates.
Securitizations

				Remaining			Gross
			Remaining	Balance as a	Original	Original	Interest
Issue		Original	Balance at	Percent of	Weighted	Weighted Average	Rate
Number	Close Date	Balance	September 30, 2005 (1)	Original Balance	Average APR	Securitization Rate	Spread (2)
	(Dollars in thousands)
1985-A	December, 1985	$110,000	Paid in full		18.50%	8.38%	10.12%
1986-A	November, 1986	191,930	Paid in full		14.20	6.63	7.57
1987-A	March, 1987	125,000	Paid in full		12.42	6.75	5.67
1987-B	July, 1987	110,000	Paid in full		12.68	7.80	4.88
1988-A	February, 1988	155,000	Paid in full		13.67	7.75	5.92
1988-B	May, 1988	100,000	Paid in full		14.01	8.50	5.51
1988-C	July, 1988	100,000	Paid in full		15.41	8.50	6.91
1988-D	October, 1988	105,000	Paid in full		14.95	8.85	6.10
1989-A	March, 1989	75,000	Paid in full		15.88	10.45	5.43
1989-B	June, 1989	100,000	Paid in full		15.96	9.15	6.81
1990-A	August, 1990	150,000	Paid in full		16.05	8.35	7.70
1990-1	November, 1990	150,000	Paid in full		15.56	8.50	7.06
1991-1	April, 1991	200,000	Paid in full		16.06	7.70	8.36
1991-2	May, 1991	200,000	Paid in full		15.75	7.30	8.45
1991-3	August, 1991	175,000	Paid in full		15.69	6.75	8.94
1991-4	December, 1991	150,000	Paid in full		15.53	5.63	9.90
1992-1	March, 1992	150,000	Paid in full		14.49	5.85	8.64
1992-2	June, 1992	165,000	Paid in full		14.94	5.50	9.44
1992-3	September, 1992	135,000	Paid in full		14.45	4.70	9.75
1993-1	March, 1993	250,000	Paid in full		13.90	4.45	9.45
1993-2	June, 1993	175,000	Paid in full		13.77	4.70	9.07
1993-3	September, 1993	187,500	Paid in full		13.97	4.25	9.72
1993-4	December, 1993	165,000	Paid in full		12.90	4.60	8.30
1994-1	March, 1994	200,000	Paid in full		13.67	5.10	8.57
1994-2	May, 1994	230,000	Paid in full		14.04	6.38	7.66
1994-3	August, 1994	200,000	Paid in full		14.59	6.65	7.94
1994-4	October, 1994	212,000	Paid in full		15.58	7.10	8.48
1995-1	January, 1995	190,000	Paid in full		15.71	8.05	7.66
1995-2	March, 1995	190,000	Paid in full		16.36	7.10	9.26
1995-3	June, 1995	300,000	Paid in full		15.05	6.05	9.00
1995-4	September, 1995	375,000	Paid in full		15.04	6.20	8.84
1995-5	December, 1995	425,000	Paid in full		15.35	5.88	9.47
1996-A	March, 1996	485,000	Paid in full		15.46	6.13	9.33
1996-B	June, 1996	525,000	Paid in full		15.74	6.75	8.99
1996-C	September, 1996	535,000	Paid in full		15.83	6.60	9.23
1996-D	December, 1996	545,000	Paid in full		15.43	6.17	9.26
1997-A	March, 1997	500,000	Paid in full		15.33	6.60	8.73
1997-B	June, 1997	590,000	Paid in full		15.36	6.37	8.99
1997-C	September, 1997	600,000	Paid in full		15.43	6.17	9.26
1997-D	December, 1997	500,000	Paid in full		15.19	6.34	8.85
1998-A	March, 1998	525,000	Paid in full		14.72	6.01	8.71
1998-B	June, 1998	660,000	Paid in full		14.68	6.06	8.62
1998-C	November, 1998	700,000	Paid in full		14.42	5.81	8.61
1999-A	January, 1999	1,000,000	Paid in full		14.42	5.70	8.72
1999-B	July, 1999	1,000,000	Paid in full		14.62	6.36	8.26
1999-C	November, 1999	500,000	Paid in full		14.77	7.01	7.76
2000-A	March, 2000	1,200,000	Paid in full		14.66	7.28	7.38
2000-B	May, 2000	1,000,000	Paid in full		14.84	7.78	7.06
2000-C	August, 2000	1,390,000	Paid in full		15.04	7.32	7.72
2000-D	November, 2000	1,000,000	Paid in full		15.20	6.94	8.26
2001-A	January, 2001	1,000,000	Paid in full		14.87	5.77	9.10
2001-B	May, 2001	1,370,000	Paid in full		14.41	4.23	10.18
2001-C	August, 2001	1,200,000	Paid in full		13.90	4.50	9.40
2002-1	March, 2002	1,800,000	$225,650	12.54%	13.50	4.26	9.24
2002-2	May, 2002	1,750,000	279,329	15.96	12.51	3.89	8.62
2002-3	August, 2002	1,250,000	238,683	19.09	12.30	3.06	9.24
2002-4	November, 2002	1,350,000	325,244	24.09	12.18	2.66	9.52
2003-1	February, 2003	1,343,250	340,892	25.38	11.79	2.42	9.37
2003-2	May, 2003	1,492,500	453,531	30.39	11.57	2.13	9.44
2003-3	August, 2003	1,650,000	656,912	39.81	10.59	2.66	7.93
2003-4	November, 2003	1,403,625	565,991	40.32	10.89	2.70	8.19
2004-1	February, 2004	1,477,500	651,189	44.07	10.89	2.35	8.54
2004-2	May, 2004	1,477,500	761,933	51.57	10.98	3.02	7.96
2004-3	August, 2004	1,552,000	942,305	60.72	10.64	3.49	7.15
2004-4	October, 2004	1,358,000	904,542	66.61	11.19	3.10	8.09
2005-1	January, 2005	1,552,000	1,156,863	74.54	11.25	3.66	7.59
2005-2	March, 2005	1,458,750	1,214,145	83.23	11.51	4.27	7.24
2005-3	July, 2005	2,723,000	2,634,924	96.77	11.66	4.35	7.31

	Total	$46,209,555	$11,352,133

(1)	Represents only the note payable amounts outstanding at the period indicated.

(2)	Represents the difference between the original weighted average annual percentage rate, also known as the APR, and the estimated weighted average securitization rate on the closing date of the securitization.

Noninterest Income and Noninterest Expense
Noninterest income decreased $10.2 million to $19.8 million for the three months ended September 30, 2005 compared with $30.0 million for the same period a year earlier. For the nine months ended September 30, 2005, noninterest income decreased $27.6 million to $58.7 million compared with $86.3 million for the same period a year ago. Noninterest income was reduced by $18.1 million and $49.3 million of loan origination fees that were deferred during the three and nine months ended September 30, 2005, respectively. Noninterest expense increased to $78.0 million or 32% of total revenues for the three months ended September 30, 2005 compared with $74.9 million or 32% of total revenues for the same period a year earlier. For the nine months ended September 30, 2005, noninterest expense increased to $225 million or 31% of total revenues compared with $220 million or 32% of total revenues a year ago. Included in noninterest expense for the three months ended September 30, 2005 is $6.6 million of transaction expenses related to the previously proposed merger of WFS into the Bank as part of the acquisition of the minority interest in WFS and the recently announced merger agreement entered into among Wachovia, Western Financial Bank, WFS Financial and us. We expect to recognize additional transaction related expenses associated with the proposed merger with Wachovia through the consummation of the transaction. Noninterest expense was reduced by $7.3 million and $20.7 million of direct origination costs that were deferred during the three and nine months ended September 30, 2005, respectively. Historically, we performed analysis on the fees and direct costs related to our origination of automobile loans and elected not to defer and amortize such amounts as the net effect was not material to our financial statements in accordance with Statement of Financial Accounting Standard No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, and SEC Staff Accounting Bulletin: No. 99 — Materiality. Due to continuing improvements in operating efficiencies and the higher amount of documentation fees earned, the difference between the amount of fees received and the direct costs incurred has gradually increased. We decided to defer and amortize these amounts to interest income prospectively beginning in the first quarter of this year.
Income Taxes
We file federal and certain state tax returns as part of a consolidated group that includes the Bank and WFS. We file other state tax returns as a separate entity. Tax liabilities from the consolidated returns are allocated in accordance with a tax sharing agreement based on the relative income or loss of each entity on a stand-alone basis. Our effective tax rate was 40% for both the three and nine months ended September 30, 2005 as well as for the same respective periods in 2004.
Financial Condition
Overview
Total assets increased $1.5 billion or 9.4% to $17.0 billion at September 30, 2005 from $15.5 billion at December 31, 2004. The increase is due primarily to an increase in contracts originated.

Loan Portfolio
The following table presents a summary of our contracts purchased:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Dollars in thousands)
New vehicles	$736,363	$626,272	$1,917,969	$1,795,921
Pre-owned vehicles	1,334,331	1,172,834	3,948,761	3,255,200

Total volume	$2,070,694	$1,799,106	$5,866,730	$5,051,121

Prime	$1,573,843	$1,434,280	$4,472,088	$4,096,399
Non-prime	496,851	364,826	1,394,642	954,722

Total volume	$2,070,694	$1,799,106	$5,866,730	$5,051,121

Commercial Loan Portfolio
We had outstanding commercial loan commitments of $445 million at September 30, 2005 compared with $327 million at December 31, 2004. We originated $181 million and $491 million of commercial loans for the three and nine months ended September 30, 2005, respectively, compared with $112 million and $238 million for the same respective periods in 2004. Amounts outstanding at September 30, 2005 and December 31, 2004 were $127 million and $166 million, respectively.
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

The following table sets forth information with respect to the delinquency of our portfolio of contracts:

	September 30, 2005		December 31, 2004
	Amount	%	Amount	%
	(Dollars in thousands)
Contracts managed at end of period	$12,718,750		$11,560,890

Period of delinquency
30-59 days	$199,295	1.57%	$191,001	1.65%
60 days or more (1)	74,295	0.58	67,660	0.59

Total contracts delinquent and delinquencies as a percentage of contracts managed (1)	$273,590	2.15%	$258,661	2.24%

(1)	Excludes Chapter 13 bankruptcy accounts on nonaccrual status of $47.2 million at September 30, 2005 and $49.2 million at December 31, 2004.
The following table sets forth information with respect to repossessions in our portfolio of managed contracts:

	September 30, 2005		December 31, 2004
	Number of		Number of
	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Contracts managed	941,616	$12,718,750	876,695	$11,560,890

Repossessed vehicles	860	$6,756	1,049	$7,982

Repossessed vehicles as a percentage of number and amount of contracts outstanding	0.09%	0.05%	0.12%	0.07%

The following table sets forth information with respect to actual credit loss experience on our portfolio of managed contracts. Net chargeoffs declined as a result of an improving economy, the recognition of $7.3 million in sales tax refunds on accounts that were charged off, and our continued emphasis on risk-focused underwriting.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Average contracts managed during period	$12,550,228	$11,268,696	$12,090,699	$10,980,339

Gross chargeoffs	$69,225	$76,688	$199,237	$232,395
Recoveries	29,873	21,791	76,715	69,408

Net chargeoffs	$39,352	$54,897	$122,522	$162,987

Net chargeoffs (annualized) as a percentage of average contracts managed during period	1.25%	1.95%	1.35%	1.98%

     The following table sets forth the cumulative static pool losses by month for all outstanding public securitized pools:
Cumulative Static Pool Loss Curves
At September 30, 2005

Period (1)	2002-1	2002-2	2002-3	2002-4	2003-1	2003-2	2003-3	2003-4	2004-1	2004-2	2004-3	2004-4	2005-1	2005-2	2005-3
1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
2	0.01%	0.00%	0.02%	0.02%	0.01%	0.00%	0.00%	0.01%	0.00%	0.00%	0.02%	0.00%	0.00%	0.00%	0.01%
3	0.06%	0.03%	0.06%	0.07%	0.04%	0.02%	0.02%	0.03%	0.02%	0.03%	0.06%	0.04%	0.02%	0.02%	0.03%
4	0.15%	0.10%	0.14%	0.16%	0.11%	0.06%	0.06%	0.08%	0.06%	0.07%	0.13%	0.09%	0.06%	0.07%
5	0.29%	0.18%	0.27%	0.26%	0.18%	0.14%	0.13%	0.14%	0.11%	0.15%	0.21%	0.15%	0.13%	0.13%
6	0.43%	0.32%	0.44%	0.38%	0.29%	0.25%	0.23%	0.21%	0.19%	0.24%	0.30%	0.23%	0.20%	0.22%
7	0.60%	0.49%	0.57%	0.50%	0.41%	0.36%	0.32%	0.28%	0.27%	0.33%	0.40%	0.30%	0.28%	0.30%
8	0.84%	0.66%	0.70%	0.61%	0.53%	0.48%	0.40%	0.35%	0.34%	0.41%	0.50%	0.37%	0.38%
9	1.06%	0.82%	0.82%	0.78%	0.66%	0.59%	0.47%	0.44%	0.42%	0.51%	0.56%	0.45%	0.48%
10	1.28%	0.96%	0.96%	0.94%	0.80%	0.70%	0.55%	0.54%	0.52%	0.59%	0.64%	0.54%
11	1.48%	1.10%	1.10%	1.08%	0.93%	0.80%	0.62%	0.61%	0.59%	0.65%	0.69%	0.65%
12	1.67%	1.26%	1.24%	1.28%	1.06%	0.89%	0.71%	0.73%	0.67%	0.70%	0.77%	0.75%
13	1.82%	1.39%	1.38%	1.43%	1.21%	0.98%	0.80%	0.83%	0.75%	0.76%	0.87%
14	1.99%	1.51%	1.53%	1.59%	1.31%	1.08%	0.88%	0.93%	0.81%	0.83%	0.94%
15	2.14%	1.68%	1.70%	1.77%	1.40%	1.20%	0.97%	1.03%	0.88%	0.91%
16	2.27%	1.83%	1.88%	1.92%	1.50%	1.31%	1.07%	1.09%	0.93%	0.98%
17	2.45%	1.99%	2.03%	2.05%	1.60%	1.41%	1.16%	1.19%	1.00%	1.03%
18	2.62%	2.16%	2.15%	2.16%	1.70%	1.53%	1.25%	1.24%	1.06%
19	2.80%	2.31%	2.28%	2.25%	1.85%	1.66%	1.33%	1.30%	1.12%
20	2.99%	2.46%	2.41%	2.37%	1.99%	1.76%	1.40%	1.36%	1.18%
21	3.15%	2.60%	2.52%	2.49%	2.14%	1.87%	1.45%	1.42%
22	3.31%	2.72%	2.62%	2.62%	2.27%	1.95%	1.50%	1.47%
23	3.45%	2.86%	2.74%	2.73%	2.37%	2.02%	1.57%	1.54%
24	3.58%	2.95%	2.83%	2.84%	2.47%	2.09%	1.62%
25	3.69%	3.03%	2.96%	2.95%	2.57%	2.16%	1.69%
26	3.80%	3.13%	3.08%	3.06%	2.63%	2.21%	1.74%
27	3.92%	3.22%	3.21%	3.17%	2.68%	2.27%
28	4.02%	3.33%	3.31%	3.25%	2.73%	2.34%
29	4.12%	3.41%	3.41%	3.32%	2.78%	2.40%
30	4.22%	3.50%	3.48%	3.38%	2.85%
31	4.30%	3.58%	3.56%	3.43%	2.91%
32	4.39%	3.66%	3.62%	3.48%	2.93%
33	4.49%	3.73%	3.67%	3.55%
34	4.56%	3.78%	3.71%	3.61%
35	4.63%	3.84%	3.74%	3.63%
36	4.69%	3.86%	3.80%
37	4.74%	3.90%	3.84%
38	4.77%	3.93%	3.86%
39	4.80%	3.97%
40	4.84%	4.01%
41	4.87%	4.02%
42	4.91%
43	4.90%
Prime Mix (2)	70%	87%	85%	80%	80%	82%	84%	82%	82%	82%	81%	78%	78%	77%	76%

(1)	Represents the number of months since the inception of the securitization.

(2)	Represents the original percentage of prime contracts securitized within each pool.

Real Estate Loan Quality
We had 0.47% of total mortgage loans past due over 60 days at September 30, 2005 compared with 0.85% at December 31, 2004. The decrease is due to an improving economy.
Nonperforming Assets
Nonperforming loans, also known as NPLs, are defined as all nonaccrual loans. This includes mortgage loans 90 days or more past due, impaired loans where full collection of principal and interest is not reasonably assured and Chapter 13 bankruptcy accounts that became contractually past due over 120 days. For those accounts that are in Chapter 13 bankruptcy and became contractually past due over 120 days, all previously accrued interest is reversed and income is recognized on a cash basis. Interest on NPLs excluded from interest income was $0.3 million and $1.0 million for both the three and nine months ended September 30, 2005 and 2004, respectively. There were no other impaired loans at September 30, 2005 and December 31, 2004.
Nonperforming assets, also known as NPAs, consist of NPLs, repossessed automobiles and real estate owned, also known as REO. Repossessed automobiles and REO are carried at lower of cost or fair value. NPAs decreased $3.5 million to $56.7 million at September 30, 2005 compared with $60.2 million at December 31, 2004. NPAs represented 0.3% of total assets at September 30, 2005 compared with 0.4% at December 31, 2004.
Allowance for Credit Losses
Our allowance for credit losses was $320 million at September 30, 2005 compared to $315 million at December 31, 2004. Net chargeoffs totaled $39.0 million and $122 million for the three and nine months ended September 30, 2005, respectively, compared with $55.4 million and $164 million for the same respective periods in 2004. The increase in the allowance for credit losses was the result of us holding more contracts at September 30, 2005. The allowance for credit losses as a percentage of owned loans outstanding was 2.4% at September 30, 2005 compared with 2.6% at December 31, 2004. Based on the analyses we performed related to the allowance for credit losses, we believe that our allowance for credit losses is currently adequate to cover probable losses in our loan portfolio that can be reasonably estimated.

The following table presents summarized data relative to the allowance for credit and real estate owned losses at the dates indicated:

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Total loans (1)	$13,222,321	$12,135,748
Allowance for credit losses	320,001	315,402
Allowance for real estate owned losses		100
Loans past due 60 days or more (2)	76,593	69,645
Nonperforming loans (3)	49,536	51,883
Nonperforming assets (4)	56,701	60,229
Allowance for credit losses as a percent of:
Total loans (1)	2.4%	2.6%
Loans past due 60 days or more	417.8%	452.9%
Nonperforming loans	646.0%	607.9%
Total allowance for credit losses and REO losses as a percent of nonperforming assets	564.4%	523.8%
Nonperforming loans as a percent of total loans	0.4%	0.4%
Nonperforming assets as a percent of total assets	0.3%	0.4%

(1)	Loans net of unearned interest and undisbursed loan proceeds.

(2)	Excludes Chapter 13 bankruptcy accounts on nonaccrual status.

(3)	All nonperforming loans are on nonaccrual.

(4)	Includes nonperforming loans, repossessed automobiles and real estate owned, net of allowance.
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
The following table sets forth the amount of our deposits by type at the dates indicated:

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
No minimum term:
Demand deposit accounts	$301	$705
Passbook accounts	4,239	5,880
Money market accounts	1,268,821	1,257,074
Noninterest bearing deposits	294,209	268,556

Core deposits	1,567,570	1,532,215
Certificate accounts:
Certificates (30 days to five years)	689,057	586,678
Individual retirement accounts	60,778	64,606

	$2,317,405	$2,183,499

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
Principal Sources of Cash
•	Automobile Contract Securitizations — Contract securitizations totaled $2.7 billion and $5.7 billion for the three and nine months ended September 30, 2005, compared with $1.6 billion and $4.5 billion for the same respective periods in 2004. All securitizations in 2005 and 2004 were public securitization transactions.
•	Collections of Principal and Interest from Loans and MBS and Release of Cash from Spread Accounts — Total principal and interest collections on MBS, loans owned by us, loans securitized under a financial guarantee insurance policy issued by Financial Security Assurance, and release of cash from spread accounts on securitizations that are credit enhanced through the issuance of subordinated notes totaled $1.1 billion and $3.3 billion for the three and nine months ended September 30, 2005, respectively, compared with $1.2 billion and $4.0 billion for the same respective periods in 2004. The decrease is due to our shift to senior/subordinated securitizations where principal and interest collections are held in restricted cash accounts until distributed in accordance with the terms of the transactions.
•	Deposits - Deposits were $2.3 billion at September 30, 2005 compared with $2.2 billion at December 31, 2004.
•	FHLB Advances — FHLB advances were $1.1 billion at both September 30, 2005 and December 31, 2004.
•	Subordinated Debentures - At September 30, 2005 and December 31, 2004, there was $300 million outstanding on our 9.625% subordinated debentures due in 2012, excluding discounts and issue costs.
Principal Uses of Cash
•	Acquisition of Loans and Investment Securities — Loan originations totaled $2.3 billion and $6.4 billion for the three and nine months ended September 30, 2005, respectively, compared with $1.9 billion and $5.3 billion for the same respective periods in 2004. We purchased $296 million and $864 million of mortgage-backed securities and other investment securities during the three and nine months ended September 30, 2005, respectively, compared with $252 million and $1.0 billion for the same respective periods in 2004.
•	Payments of Principal and Interest on Securitizations — Payments of principal and interest to noteholders totaled $1.7 billion and $4.9 billion for the three and nine months ended September 30, 2005, respectively, compared with $1.7 billion and $4.6 billion for the same respective periods in 2004.
•	Amounts Paid to Dealers — Participation paid by us to dealers was $45.2 million and $130 million for the three and nine months ended September 30, 2005, respectively, compared with $42.3 million and $117 million for the same respective periods in 2004.

•	Operating Our Business — Noninterest expenses totaled $78.0 million and $225 million for the three and nine months ended September 30, 2005, respectively, compared with $74.9 million and $220 million for the same respective periods in 2004.
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
The following table summarizes the Bank’s actual capital and required capital as of September 30, 2005 and December 31, 2004:

			Tier 1
	Tangible	Core	Risk-Based	Risk-Based
	Capital	Capital	Capital	Capital
		(Dollars in thousands)
September 30, 2005
Actual Capital:
Amount	$1,377,520	$1,377,520	$1,374,472	$1,828,496
Capital ratio	8.80%	8.80%	11.00%	14.63%
FIRREA minimum required capital:
Amount	$234,858	$469,716	N/A	$999,959
Capital ratio	1.50%	3.00%	N/A	8.00%
Excess	$1,142,662	$907,804	N/A	$828,537
FDICIA well capitalized required capital:
Amount	N/A	$782,860	$749,969	$1,249,949
Capital ratio	N/A	5.00%	6.00%	10.00%
Excess	N/A	$594,660	$624,503	$578,547

December 31, 2004
Actual Capital:
Amount	$1,196,579	$1,196,579	$1,193,529	$1,619,317
Capital ratio	8.99%	8.99%	11.59%	15.72%
FIRREA minimum required capital:
Amount	$199,654	$399,308	N/A	$824,105
Capital ratio	1.50%	3.00%	N/A	8.00%
Excess	$996,925	$797,271	N/A	$795,212
FDICIA well capitalized required capital:
Amount	N/A	$665,513	$618,079	$1,030,131
Capital ratio	N/A	5.00%	6.00%	10.00%
Excess	N/A	$531,066	$575,450	$589,186

The following table reconciles the Bank’s capital in accordance with GAAP to the Bank’s tangible, core and risk-based capital:

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Bank shareholder’s equity — GAAP basis	$1,158,277	$993,959
Plus: Net unrealized losses	22,811	37,529
Plus: Minority interest in equity of subsidiaries	196,824	165,484
Less: Non-permissible activities	(392)	(393)

Total tangible and core capital	1,377,520	1,196,579
Adjustments for risk-based capital:
Subordinated debentures (1)	296,552	295,838
General loan valuation allowance (2)	157,472	129,950
Low-level recourse deduction	(3,048)	(3,050)

Risk-based capital	$1,828,496	$1,619,317

(1)	Excludes capitalized discounts and issue costs.

(2)	Limited to 1.25% of risk-weighted assets.

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
The Asset/Liability Committee closely monitors interest rate and prepayment risks and recommends policies for managing such risks. The primary measurement tool for evaluating this risk is the use of interest rate shock analysis. This analysis simulates the effects of an instantaneous and sustained change in interest rates (in increments of 100 basis points) on our assets and liabilities and measures the resulting increase or decrease to our net portfolio value, also known as NPV. NPV is the discounted value of the future cash flows (or “paths” of cash flows in the presence of options based on volatility assumptions and an arbitrage free Monte Carlo simulation method to achieve the current market price) of all assets minus all liabilities whose value is affected by interest rate changes plus the book value of non-interest rate sensitive assets minus the book value of non-interest rate sensitive liabilities. It should be noted that shock analysis is objective but not entirely realistic in that it assumes an instantaneous and isolated set of events. The NPV ratio is the NPV as a percentage of the discounted value of the future cash flows of all assets. At September 30, 2005, we maintained minimal interest rate risk exposure within a change in interest rates of plus or minus 100 basis points.
The following table summarizes our NPV sensitivity analysis at September 30, 2005 based on guidance from the OTS:

Changes in Interest Rates	NPV Ratio
+100 basis points	11.87%
Base case	12.03%
- 100 basis points	12.03%
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
As we issued certain variable rate notes payable in connection with our securitization activities, we also entered into interest rate swap agreements in order to hedge our variable interest rate exposure on future interest payments. The fair value of the interest rate swap agreements is included in notes payable on automobile secured financing, and any change in the fair value is reported as accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any ineffective portion is recorded in noninterest income during that period if the hedge is greater than 100% effective. Related interest income or expense is settled on a monthly or quarterly basis and recognized as an adjustment to interest expense on our Consolidated Statements of Income.
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
The Asset/Liability Committee monitors our hedging activities to ensure that such activities continue to provide effective protection against interest rate risk. The amount and timing of hedging transactions are determined by our senior management based upon the monitoring activities of the Asset/Liability Committee. As a result of our approach to interest rate risk management and our hedging strategies, we do not anticipate that changes in interest rates will materially affect our results of operations or liquidity, although we can provide no assurance in this regard. There were no material changes in market risks in the third quarter.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operations of our disclosure controls and procedures within 90 days of the filing date of this quarterly report. In evaluating our disclosure controls, our Chief Executive Officer and Chief Financial Officer considered that our Controller and Director of Tax resigned during the second quarter of 2005. We recently filled the Controller position, but do not plan to fill the Director of Tax position due to the proposed merger with Wachovia Corporation. Other tax and accounting personnel have assumed additional responsibility for the tax function to ensure that we maintain effective disclosure controls. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There have been no other significant changes in our internal controls or in other factors that could significantly affect the controls and procedures subsequent to the date of their evaluation.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We or our subsidiaries are involved as a party to certain legal proceedings incidental to our business. We are vigorously defending these actions and do not believe that the outcome of these proceedings will have a material effect upon our financial condition, results of operations and cash flows.

Beginning on May 24, 2004 and continuing thereafter, a total of four separate purported class action lawsuits relating to the announcement by WFS and us that we had entered into the May 23, 2004 merger agreement, pursuant to which we would acquire the outstanding 16% common stock interest of WFS not already owned by the Bank, and WFS would be merged with and into the Bank were filed in the Orange County, California Superior Court against WFS, us, WFS’ individual board members, and our individual board members. On June 24, 2004, the actions were consolidated under the caption In re WFS Financial Shareholder Litigation, Case No. 04CC00559, also known as the Action. On July 16, 2004, the court granted a motion by plaintiff Alaska Hotel & Restaurant Employees Pension Trust Fund, in Case No. 04CC00573, to amend the consolidation order to designate it the lead plaintiff in the Action. The lead plaintiff filed a consolidated amended complaint on August 9, 2004, and then filed the present “corrected” consolidated amended complaint on September 15, 2004. All of the shareholder-related actions allege, among other things, that the defendants breached their respective fiduciary duties and seek to enjoin or rescind the transaction and obtain an unspecified sum in damages and costs, including attorneys’ fees and expenses. The parties tentatively agreed to a full and final resolution of the Action and, on January 19, 2005, the parties entered into a Memorandum of Understanding, also known as the MOU, concerning the terms of the tentative settlement. Pursuant to the terms of the MOU, the parties agreed, among other things, that additional disclosures would be made in our Registration Statement on Form S-4 related to the May 23, 2004 merger agreement (as filed with the SEC on July 16, 2004), the claims asserted in the Action would be fully released, and the Action would be dismissed with prejudice. Further, pursuant to the MOU, the defendants agreed to pay plaintiffs’ attorneys’ fees and expenses in the amount of $675,000, or in such lesser amount as the Court may order. The effectiveness of the settlement agreement was contingent on the transaction actually occurring. The parties prepared a formal settlement agreement based on the terms of the MOU and obtained preliminary approval for the settlement from the Court on June 17, 2005. The parties further agreed, with the Court’s consent, that the parties would not proceed with providing notice of the proposed settlement to shareholders nor schedule a final hearing on approval of the settlement unless and until the necessary regulatory approvals for the transaction have been obtained. Subsequently, on September 12, 2005, we entered into an Agreement and Plan of Merger by and among Wachovia Corporation, also known as Wachovia, WFS, Western Financial Bank and us, also known as the Wachovia Merger Agreement. Accordingly, on September 12, 2005, we terminated the merger agreement dated as of May 23, 2004, which is the subject of the Action. Thereafter, counsel for plaintiffs indicated that they are evaluating the Wachovia Merger Agreement to determine whether and to what extent they might proceed with the Action. A further status conference in the Action is scheduled for January 18, 2006. We are vigorously defending this Action and do not believe that the outcome of this proceeding will have a material effect upon our financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of September 12, 2005, as amended and restated (1)
10.1	Severance Pay Policy
10.2	Westcorp 2001 Stock Incentive Plan
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO

(1)	Exhibit previously filed with Westcorp Form 8-K (File No. 001-09910), filed October 26, 2005, incorporated herein by reference under Exhibit Number indicated.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Westcorp

(Registrant)

Date: November 7, 2005	By:	/s/ Ernest S. Rady
Ernest S. Rady
Chairman of the Board and Chief Executive Officer

Date: November 7, 2005	By:	/s/ robert j. costantino
Robert J. Costantino
Executive Vice President, Chief Financial Officer and Chief Operating Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of September 12, 2005, as amended and restated (1)
10.1	Severance Pay Policy
10.2	Westcorp 2001 Stock Incentive Plan
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO

(1)	Exhibit previously filed with Westcorp Form 8-K (File No. 001-09910), filed October 26, 2005, incorporated herein by reference under Exhibit Number indicated.